Form 10-Q
period 1998-10-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-03-26
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 1998

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ________________ to __________________.


                        COMMISSION FILE NUMBER: 0-25169

                       GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)


            IDAHO                                            82-0490211
 -------------------------------               --------------------------------
 (State of other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                           33 HARBOR SQUARE, SUITE 202
                                TORONTO, ONTARIO
                                 CANADA M5J 2G2
                    (Address of principal executive offices)

                                  416/364-2551
              (Registrant's telephone number, including area code)

                                 Not applicable
                --------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ ] Yes     [X] No - subject to filing requirements since February 12, 1999

                      APPLICABLE ONLY TO CORPORATE ISSUERS

 The number of outstanding shares of the registrant's Common Stock, par value $.001, was 13,363,586 as of March 22, 1999.

                       GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART 1: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - unaudited

         Consolidated Balance Sheets -
         October 31, 1998 and July 31, 1998 .................................  3

         Consolidated Statements of Operations
         for the three month periods ended October 31, 1998
         and 1997, and cumulative from November 2, 1995, to
         October 31, 1998 ...................................................  4

         Consolidated Statements of Cash Flows
         for the three month periods ended October 31, 1998
         and 1997, and cumulative from November 1995, to
         October 31, 1998 ...................................................  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 13

Item 5.  Other Information .................................................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

         Signatures ......................................................... 13

Item 1.  Consolidated financial statements

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                         October 31,       July 31,
                                                                            1998             1998
                                                                         -----------      ---------
         ASSETS
Current Assets:
   Cash                                                                   $1,970,865      $2,090,827
   Restricted cash                                                              --           106,527
   Miscellaneous receivables                                                 223,199         209,090
   Other current assets                                                      132,602         131,340
                                                                          ----------      ----------
         Total Current Assets                                              2,326,666       2,537,784

Property and Equipment, Net                                                2,117,443       1,634,447
Deposits                                                                      64,598          82,509
Due From Related Parties                                                   1,211,687       1,200,968
                                                                          ----------      ----------
         TOTAL ASSETS                                                     $5,720,394      $5,455,708
                                                                          ==========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                  $  358,141      $1,253,004
   Current maturities of long-term debt                                      394,490         411,565
                                                                          ----------      ----------
         Total Current Liabilities                                           752,631       1,664,569

Long-Term Debt, Less Current Maturities                                      599,482         912,817
Due to Related Parties                                                       255,496         236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 at October 31, 1998 and
     July 31, 1998                                                                 1               1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 12,726,016 and 11,971,272 shares at
     October 31, 1998 and July 31, 1998, respectively                         12,726          11,971
   Additional paid-in capital                                             11,705,958       9,162,329
   Deficit accumulated during the development stage                       (7,779,797)     (6,332,570)
   Accumulated other comprehensive income (loss)                             173,897        (199,433)
                                                                          ----------      ----------
         Total Stockholders' Equity                                        4,112,785       2,642,298
                                                                          ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $5,720,394      $5,455,708
                                                                          ==========      ==========

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                Cumulative
                                                                                   From
                                                                                November 2,
                                                 For the Three Months Ended    1995 (Date of
                                                         October 31,           Inception) to
                                                ----------------------------   to October 31,
                                                    1998           1997            1998
                                                ------------    ------------    ------------
Revenues                                        $       --      $       --      $       --

Operating Expenses:
   Research and development                          568,603          30,309       2,019,410
   Research and development - related party           17,655          21,455         237,873
   General and administrative                        363,517         275,872       4,647,443
   General and administrative - related party         65,163          71,798         379,491
                                                ------------    ------------    ------------
       Total Operating Expenses                    1,014,938         399,434       7,284,217
                                                ------------    ------------    ------------

Operating Loss                                    (1,014,938)       (399,434)     (7,284,217)
                                                ------------    ------------    ------------

Other (Income) Expense:
   Interest (income)                                     (66)           --               (66)
   Interest expense                                   15,062            --            78,353
                                                ------------    ------------    ------------
Net Loss                                        $ (1,029,934)   $   (399,434)   $ (7,362,504)
                                                ============    ============    ============
Basic and Diluted Net Loss Per Common
   Share                                        $       (.08)   $       (.04)
                                                ============    ============

Weighted Average Number of Shares of
   Common Stock Outstanding                       12,348,870       9,000,118
                                                 ===========      ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                    Cumulative
                                                                                       From
                                                                                    November 2,
                                                      For the Three Months Ended   1995 (Date of
                                                              October 31,          Incepion) to
                                                      --------------------------   to October 31,
                                                          1998           1997           1998
                                                      -----------    -----------    -----------
Cash Flows From Operating Activities:
   Net loss                                           $(1,029,934)   $  (399,434)   $(7,362,504)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation                                        16,851          3,292         60,936
       Common stock and warrants issued
         for services rendered                            127,664        234,000      1,911,917
       Preferred stock issued for services rendered          --             --              100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                           --          (55,837)      (170,179)
         Other current assets                             (20,367)        46,428       (156,944)
         Accounts payable and accrued liabilities        (133,808)      (157,310)     1,192,138
         Other, net                                       (79,347)       (10,384)        30,970
                                                      -----------    -----------    -----------
         Net Cash Used in Operating Activities         (1,118,941)      (339,245)    (4,493,566)

Cash Flows From Investing Activities:
   Purchase of property and equipment                    (449,915)        (5,524)      (525,688)
   Change in restricted cash                              105,655           --           (5,595)
   Change in deposits                                      16,304           --           (1,297)
   Change in notes receivable                                --          101,953             --
   Change in due from related parties                     (33,440)      (245,070)    (3,007,826)
   Other, net                                                --             --           89,683
                                                      -----------    -----------    -----------
         Net Cash Used in Investing Activities           (361,396)      (148,641)    (3,450,723)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                  --             --          993,149
   Repayment of long-term debt                           (385,299)       502,585       (448,688)
   Change in due to related parties                        48,135           --          284,159
   Proceeds from issuance of common stock, net          1,819,592           --        9,209,540
   Purchase and retirement of common stock               (140,873)          --         (140,873)
                                                      -----------    -----------    -----------
         Net Cash Provided By Financing Activities      1,341,555        502,585      9,897,287

Effect of Exchange Rates on Cash                           18,820          5,465         17,867
                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash                          (119,962)        20,164      1,970,865

Cash, Beginning of Period                               2,090,827        196,004           --
                                                      -----------    -----------    -----------

Cash, End of Period                                   $ 1,970,865    $   216,168    $ 1,970,865
                                                      ===========    ===========    ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  Basis of Presentation
    The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10.

    Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 1999; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.  Comprehensive Income/(Loss)
    Effective August 1, 1998, the Company adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement had no effect on the Company's financial position or operating results.

    Comprehensive loss for the three months ended October 31, 1998 and 1997 was $(656,604) and $(63,355), respectively.

3.  Accounts Payable and Accrued Expense
    Accounts payable and accrued expenses consist of the following:

                                                    October 31,        July 31,
                                                       1998              1998
                                                     --------         ----------
    Accounts Payable                                 $182,656         $  336,634
    Penalty Arising from Violation of
       Financing Agreement                             --                738,000
    Consulting Accruals                               149,060            151,945
    Building Purchase Liability                        26,425             26,425
                                                     --------         ----------
         Total                                       $358,141         $1,253,004
                                                     ========         ==========

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.  Pending Litigation
    Sands Brothers & Co., Ltd. (Sands), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules in September 1998. This claim is based upon a claim that Sands has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's common stock. This claim is based upon an October 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. (GPI) and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBT
    - Delaware, Inc., Sands' claimed a right to receive shares of GPI common stock that would, allegedly, now apply to the Company's common stock. Sands also claims that it is entitled to additional shares of the Company as a result of the GBT - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported Agreement. Sands has never performed any services for the Company, and the Company and GPI have denied that the individual who is alleged to have entered into the purported agreement between Sands and GPI, had the authority to act on GPI's behalf, and accordingly, is defending against Sands' claim primarily on the basis that no agreement has ever existed between GPI and Sands. The arbitration is scheduled to begin in June 1999 and the Company is unable to predict the outcome at this time. However, the Company intends to vigorously defend itself in this matter and does not expect that the ultimate resolution of this matter will have a material effect on its results of operations and financial condition.

    Generex Pharmaceuticals, Inc., is also contesting a claim for wrongful dismissal in the amount of approximately $300,000 plus special damages, interest and costs. The Company believes that the plaintiff was never employed by the Company or any of its subsidiaries and that the case is without merit.

    An action was also commenced against GPI and other companies and individuals seeking approximately $3,965,000 for allegedly causing certain adverse consequences of a plaintiff's particular investment in a company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. An application has been filed to set aside that default notice, however that application has been adjourned indefinitely.

5.  Stock Redemption
    Under the terms of a settlement, determined in an Ontario, Canada Court, the Company agreed to purchased 15,357 shares from a shareholder for a total purchase price of $140,873. The settlement was concluded in September 1998.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  Net Loss Per Share
    Basic EPS and Diluted EPS for the three months ended October 31, 1998 and 1997 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants have been excluded from the computation of Diluted EPS as they are antidilutive.

7.  Supplemental Disclosure of Cash Flow Information

                                                                          For the Three Months Ended
                                                                                  October 31,
                                                                           -----------------------
                                                                             1998          1997
                                                                           --------      ---------
    Cash paid during the year for:
       Interest                                                            $ 15,062      $      --
       Income taxes                                                        $    --       $      --
    Disclosure of non-cash investing and financing activities:
    Issuance of common stock to satisfy accrued liability                  $738,000      $      --
    Long-term debt incurred in conjunction with acquisition
       of property and equipment                                           $ 81,011      $      --


8.  Subsequent Events
    Subsequent events occurring after October 31, 1998 consist of the following:

    The Company entered into a consulting agreement with an individual. As part of the consultant's compensation, the Company granted the consultant options to purchase 50,000 shares of the Company's common stock at an exercise price of $8.00 per share under the 1998 stock option plan.

    The stock option plan adopted in January 1998 was not submitted for shareholder approval and terminated on February 1, 1999. A new plan, substantially identical to the terminated plan, has been adopted. All options granted under the previous plan are not affected by the termination.

    For consideration of financial consulting services provided, the Company issued warrants to purchase 150,000 shares of common stock at $10 per share.

    The Company received a total of $1,775,600 from the sale of 423,852 shares of common stock at prices ranging from $4.00 to $6.00.

    For consideration of legal services provided, the Company issued 5,000 shares of common stock at $6 per share.

                     GENEREX BIOTECHNOLOGY CORPORATION
                       (A DEVELOPMENT STAGE COMPANY)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (UNAUDITED)


8.   Subsequent Events (Unaudited)

    In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of the Company's Common Stock, and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. The Company has not yet responded to the Complaint in this action.

    In February 1999, the Company entered into an agreement with an investment banker. Under the terms of the agreement, the investment banker will act as the Company's exclusive investment advisor, exclusive private placement agent and exclusive investment banker for a period of two months. If the investment banker is successful in securing capital for the Company for an agreed upon and stated amount during this period, the term of the agreement will automatically be extended for a period of four months. The Company also has the option to extend the term of the agreement for an additional four months, if it is expressed in writing that it is satisfied with the investment banker's services. In conjunction with the agreement, the investment banker received an option to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share during a five-year period. The investment banker will also receive an additional option to purchase 50,000 shares of the Company's common stock at an exercise price of $7.50 per share during a five-year period for assisting in obtaining financing in an agreed upon and stated amount. In the event of a private placement of the Company's securities, the investment banker is entitled to (i) a transaction fee in the amount of 10 percent of the amount raised,
    (ii) a 3 percent non-accountable expense allowance and (iii) placement agent warrants equal to 10 percent of the ownership given to any equity raised. Finally in the event that the Company enters into a merger, acquisition, or sale transaction with a party introduced by the investment banker, cash compensation will be paid based on an agreed upon formula.

    On February 11, 1999, the shareholders of the Company approved the merger of the Company into its wholly-owned subsidiary, GBC-Delaware, Inc. The purpose of the merger is to change the Company's state of incorporation from Idaho to Delaware. The merger is expected to be effected in the Company's third fiscal quarter and will not materially affect the Company's historical financial statements or future financial reporting.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

     When used in this discussion, the words "expect(s)", "feels", "believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Prospectus which discuss factors which affect the Company's business, including the discussion under the caption "Risk Factors".

General

     The Company was incorporated in 1983 as Green Mt. P.S., Inc. In January 1998, the Company acquired all of the outstanding capital stock of Generex Pharmaceuticals, Inc. ("Generex Pharmaceuticals"), a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and other activities, and changed its corporate name to Generex Biotechnology Corporation. The acquisition of Generex Pharmaceuticals was effected by the merger of a recently formed Delaware corporation ("Generex Delaware"), which had acquired all of the outstanding capital stock of Generex Pharmaceuticals in October 1997, with a wholly-owned subsidiary of the Company formed for this transaction (the "Reverse Acquisition"). As a result of the Reverse Acquisition, the former shareholders of Generex Delaware acquired a majority of the Company's outstanding capital stock and, for accounting purposes, Generex Delaware was treated as the acquiring corporation. Thus, the historical financial statements of Generex Delaware, which essentially represent the historical financial statements of Generex Pharmaceuticals, are deemed to be the historical financial statements of the Company.

     In February 1999, the shareholders of the Company approved a reorganization in which the Company will merge into Generex Delaware for the purpose of changing the Company's state of Incorporation from Idaho to Delaware (see Part 11, Item 5 below). This reorganization, which is expected to be consummated in the Company's third fiscal quarter, will not result in any material change in the Company's historical financial statements or current financial reporting.

     The Company is engaged in the development of drug delivery systems. Its principal business focus has been to develop a technology for the administration of large molecule (i.e., molecules above a specified molecular weight) drugs. Historically, large molecule drugs have been administered only by injection because their size inhibits or precludes absorption if administered only or oral, transdermal, transnasal or other means. The principal application to date of the Company's large molecule drug delivery technology is a liquid insulin formulation that is administered with a metered dose applicator developed by the Company. The formulation, which includes insulin and various excipients (i.e., non-active pharmaceutical ingredients) to facilitate the absorption of insulin molecules through the mucous membranes in the mouth and upper gastro-intestinal tract, is sprayed into the mouth and back of the throat, where absorption occurs. The Company intends to market this formulation in the United States under the name Oralgen(TM), and in Canada and elsewhere under the name Oralin(TM).

     The Company completed pre-clinical studies and proof of concept trials of its oral insulin formulation in early 1998. Phase 11 clinical trials were commenced in Canada in November

1998. The Company's Phase 11 clinical program in the United States commenced in March 1999. The Company also has received regulatory approval in Ecuador for limited, noncommercial distribution of its oral insulin formulation to diabetic patients. This clinical program, which is expected to involve approximately 200 patients, is scheduled to begin later this year.

Results of Operations - Three months ended October 31, 1998

     The Company has been in the development stage since its inception and has not generated any operating revenues to date. Through October 31, 1998, the Company has accumulated an operating deficit of $7,779,797, as a result of research and development and general and administrative expenses incurred during the development stage.

     The Company's accumulated operating deficit at October 31, 1998, includes a net loss of $1,029,934 for the quarter then ended. In the quarter ended October 31, 1997, the Company's net loss was $399,434. The principal reason for the increase in the Company's net loss in the quarter ended October 31, 1998, versus the corresponding period in 1997, was an increase in research and development expenses (to $586,258 from $51,764). The increase in research and development expense in the 1998 period reflects the Company's preparation for Phase II clinical trials of the Company's oral insulin formulation in Canada, development work associated with the Company's metered dose applicator, preparation and submission of an Investigational New Drug application to the U.S. Food and Drug Administration, continuation and support of the Company's clinical program in Ecuador, and personnel costs associated with starting up the Company's pilot manufacturing facility in Toronto which supports the Company's clinical programs. Research and development expenses in the first quarter of 1997 essentially were limited to laboratory personnel costs. The remainder of the increased loss in the first quarter of 1998 versus the corresponding 1997 quarter was the result of an increase in general and administrative expenses ($81,010) and interest expense ($14,966, net of interest income). The increase in general and administrative expenses in the 1998 quarter was primarily a result of the addition of new administrative personnel and participation in a number of industry seminars and exhibitions during the quarter.

Liquidity and Capital Resources

     The Company has financed its development stage activity primarily through private placements of equity securities. During the quarter ended October 31, 1998, the Company received approximately $2.5 million in additional equity capital, net of a stock redemption and expenses associated with acquiring the capital. As a result, at October 31, 1998, the Company's stockholders' equity had increased to approximately $4.1 million versus approximately $2.6 million at July 31, 1998, notwithstanding its net loss during the quarter. A substantial portion of the increase in stockholders' equity was reflected in a decrease of approximately $1.2 million in short and long term indebtedness, and an increase of approximately $483,000 in property and equipment. The increase in property and equipment reflects primarily the acquisition and equipping of the Company's pilot manufacturing facility in Toronto, and preliminary architectural and engineering work relating to the Company's Brampton and Missaugua, Ontario facilities acquired in July 1998.

     At October 31, 1998, the Company had cash on hand of approximately $1.97 million, a slight decrease from approximately $2.2 million on hand at July 31, 1998. Based on the

Company's projections of its cash needs at that time, its cash on hand was insufficient to fund development activities over the next twelve months at the levels then planned. The Company's business plan contemplated raising additional equity capital to satisfy its short term cash requirements, and the Company intends to rely on its ability to raise additional equity capital as required to continue its development activities at least through the current calendar year. Beyond that point, the Company expects that a substantial portion of its cash needs will be met through licensing income, and future marketing partners' contributions to clinical program costs and/or equity investments.

     Implementation of the Company's business plan will require the availability of sufficient funds from the sources described above. While the Company has been successful in acquiring capital for its development activities as required, it does not have a substantial "cash cushion", nor does it have any commitments for future financing. Thus, the Company faces the risk that unforeseen problems with its clinical program or materially negative developments in general economic conditions could interfere with its ability to raise additional capital or materially adversely affect the terms upon which such capital is available. If funds are not available as needed from these sources, or from alternative sources, the Company will be required to "scale back" or otherwise revise its business plan. Any significant scale back of operations or modification of the Company's business plan required due to a lack of funding could be expected to materially and adversely affect the Company's prospects.

Transactions with Affiliates

     A portion of the Company's administrative expenses have resulted from transactions with affiliated persons. A number of the Company's capital transactions also have involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, the Company does not believe that this fact had a material impact on the Company's results of operations or financial position.

Year 2000

     Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. Management of the Company has completed its assessment of year 2000 issues and believes that the consequences of such issues will not have a material effect on the Company's business, results of operations or financial condition, without taking into account any efforts by the Company to avoid such consequences.

New Accounting Pronouncements

     In 1998, the FASB issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's financial reporting.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has filed a Form 10 Registration Statement which became effective on February 12, 1999. A post-effective amendment (Amendment No. 1) to the Form 10 was filed on February 24, 1999. Information set forth in Amendment No. I in response to Item 8 of Form 10 under the caption "Legal Proceedings" is incorporated hereby by reference.

Item 5. Other Information

     On February 11, 1999, the shareholders of the Company approved the merger of the Company into its wholly-owned subsidiary, GBC-Delaware, Inc. The purpose of the merger is to change the Company's state of incorporation from Idaho to Delaware. The transaction was approved by a vote of 7,854,956 shares to zero. The merger had not been effected as of the date of this Report, but is expected to be effected in the Company's third fiscal quarter, i.e., the quarter ending April 30, 1999. The merger will not materially affect the Company's historical financial statements or future financial reporting.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.

Item 6. Exhibits and Reports on Form 8-K


      (a) Exhibits

          Exhibit            Exhibit Title
          -------            -------------
            27               Financial Data Schedule

      (b) Reports on Form 8-K

          None




                                             GENEREX BIOTECHNOLOGY CORPORATION

 DATE: March 26,1999                         By: /s/ Anna E. Gluskin
                                                 -------------------------------
                                                 Anna E. Gluskin
                                                 President and Chief
                                                 Executive Officer

                                             By: /s/ E. Mark Perri
                                                 -------------------------------
                                                 E. Mark Perri
                                                 Chairman and Chief
                                                 Financial Officer