Form 10-Q
period 1999-01-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-03-29
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 1999

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

                       GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART 1: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - unaudited

         Consolidated Balance Sheets -
         January 31, 1999 and July 31, 1998 .................................  3

         Consolidated Statements of Operations
         for the three months ended January 31, 1999
         and 1998, the six months ended January 31, 1999
         and 1998, and cumulative from November 2, 1995, to
         January 31, 1999 ...................................................  4

         Consolidated Statements of Cash Flows
         for the six months ended January 31, 1999
         and 1998, and cumulative from November 1995, to
         January 31, 1999 ...................................................  5

         Notes to Consolidated Financial Statements .........................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations ................................ 10

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings .................................................. 14

Item 5.  Other Information .................................................. 14

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

         Signatures ......................................................... 14

Item I.  Consolidated financial statements

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                       January 31,         July 31,
                                                                          1999                1998
                                                                       ------------       ------------
         ASSETS

Current Assets:
   Cash                                                                $  3,094,694       $  2,090,827
   Restricted cash                                                             --              106,527
   Miscellaneous receivables                                                209,533            209,090
   Other current assets                                                     156,108            131,340
                                                                       ------------       ------------
         Total Current Assets                                             3,460,335          2,537,784

Property and Equipment, Net                                               2,379,137          1,634,447
Deposits                                                                     65,988             82,509
Due From Related Parties                                                    793,804          1,200,968
                                                                       ------------       ------------

         TOTAL ASSETS                                                  $  6,699,264       $  5,455,708
                                                                       ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                               $    674,703       $  1,253,004
   Current maturities of long-term debt                                     402,978            411,565
                                                                       ------------       ------------
         Total Current Liabilities                                        1,077,681          1,664,569

Long-Term Debt, Less Current Maturities                                     612,380            912,817
Due to Related Parties                                                      154,981            236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at January 31, 1999
     and July 31, 1998                                                            1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 13,341,586 and 11,971,272 shares at
     January 31, 1999 and July 31, 1998, respectively                        13,342             11,971
   Additional paid-in capital                                            14,195,435          9,162,329
   Deficit accumulated during the development stage                      (9,147,525)        (6,332,570)
   Accumulated other comprehensive income (loss)                           (207,031)          (199,433)
                                                                       ------------       ------------
         Total Stockholders' Equity                                       4,854,222          2,642,298
                                                                       ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,699,264       $  5,455,708
                                                                       ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                                                    Page 3 of 14

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                           From
                                                                                                                        November 2,
                                                                                                                      1995 (Date of
                                                      For the Three Months Ended        For the Six Months Ended        Inception)
                                                             January 31,                       January 31,            to January 31,
                                                       1999             1998              1999             1998            1999
                                                   ------------     ------------     ------------     ------------    --------------
Revenues                                           $       --       $       --       $       --       $       --      $       --

Operating Expenses:
   Research and development                             585,857          148,978        1,154,460          179,287       2,605,267
   Research and development - related party              26,362          129,331           44,017          150,786         264,235
   General and administrative                         1,087,957          595,016        1,451,474          870,888       5,735,400
   General and administrative - related party            66,267           70,157          131,430          141,955         445,758
                                                   ------------     ------------     ------------     ------------    ------------
       Total Operating Expenses                       1,766,443          943,482        2,781,381        1,342,916       9,050,660
                                                   ------------     ------------     ------------     ------------    ------------

Operating Loss                                       (1,766,443)        (943,482)      (2,781,381)      (1,342,916)     (9,050,660)

Other (Income) Expense:
   Interest income                                         --               --                (66)            --               (66)
   Interest expense                                      18,578             --             33,640             --            96,931
                                                   ------------     ------------     ------------     ------------    ------------

Net Loss                                           $ (1,785,021)    $   (943,482)    $ (2,814,955)    $ (1,342,916)   $ (9,147,525)
                                                   ============     ============     ============     ============    ============

Basic and Diluted Net Loss Per Common
   Share                                           $       (.14)    $       (.10)    $       (.22)    $       (.15)
                                                   ============     ============     ============     ============
Weighted Average Number of Shares of
   Common Stock Outstanding                          13,029,867        9,379,825       12,637,233        9,192,040
                                                   ============     ============     ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                                   From
                                                                                                November 2,
                                                                                              1995 (Date of
                                                             For the Six Months Ended           Inception)
                                                                    January 31,                to January 31,
                                                              1999               1998               1999
                                                          ------------       ------------       ------------
Cash Flows From Operating Activities:
Net loss                                                 $ (2,814,955)      $ (1,342,916)      $ (9,147,525)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                            19,277               --               63,362
       Common stock issued for services rendered              245,408             10,932            807,661
       Stock options and warrants issued for
         services rendered                                    200,000            234,000            684,000
       Preferred stock issued for services rendered              --                 --                  100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                               --                 --             (170,179)
         Other current assets                                 (24,387)            29,268           (160,964)
         Accounts payable and accrued liabilities             158,984            (34,957)         1,484,930
         Other, net                                            (9,215)            69,545            101,102
                                                         ------------       ------------       ------------
         Net Cash Used in Operating Activities             (2,224,888)        (1,034,128)        (6,337,513)

Cash Flows From Investing Activities:
   Purchase of property and equipment                        (676,994)           (15,765)          (752,767)
   Change in restricted cash                                  105,655               --               (5,595)
   Change in deposits                                          16,442               --               (1,159)
   Change in notes receivable                                    --               64,645               --
   Change in due from related parties                        403,459              8,232         (2,570,927)
   Other, net                                                    --                 --               89,683
                                                         ------------       ------------       ------------
         Net Cash Provided By (Used in)
           Investing Activities                              (151,438)            57,112         (3,240,765)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                      --              792,687            993,149
   Repayment of long-term debt                               (388,565)              --             (451,954)
   Change in due to related parties                           (80,299)            36,621            155,725
   Proceeds from issuance of common stock, net              3,991,942               --           12,119,890
   Purchase and retirement of common stock                   (140,873)              --             (140,873)
                                                         ------------       ------------       ------------
         Net Cash Provided By Financing Activities          3,382,205            829,308         12,675,937

Effect of Exchange Rates on Cash                               (2,012)             8,667             (2,965)
                                                         ------------       ------------       ------------

Net Increase (Decrease) in Cash                             1,003,867           (139,041)         3,094,694

Cash, Beginning of Period                                   2,090,827            196,004               --
                                                         ------------       ------------       ------------
Cash, End of Period                                      $  3,094,694       $     56,963       $  3,094,694
                                                         ============       ============       ============

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

     Comprehensive loss for the six months ended January 31, 1999 and 1998 was $(2,822,553) and $(1,483,145), respectively.

3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                              January 31,        July 31,
                                                 1999              1998
                                              ---------        ----------
     Accounts Payable                         $ 548,282        $  336,634
     Penalty Arising from Violation of
        Financing Agreement                         --            738,000
     Consulting Accruals                        113,438           151,945
     Building Purchase Liability                 26,425            26,425
                                              ---------        ----------
          Total                               $ 688,145        $1,253,004
                                              =========        ==========

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation

     Sands Brothers & Co., Ltd. (Sands), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules in September 1998. This claim is based upon a claim that Sands has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's common stock. This claim is based upon an October 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. (GPI) and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBC - Delaware, Inc., Sands' claimed a right to receive shares of GPI common stock that would, allegedly, now apply to the Company's common stock. Sands also claims that it is entitled to additional shares of the Company as a result of the GBC - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported Agreement. Sands has never performed any services for the Company, and the Company and GPI have denied that the individual who is alleged to have entered into the purported agreement between Sands and GPI, had the authority to act on GPI's behalf, and accordingly, is defending against Sands' claim primarily on the basis that no agreement has ever existed between GPI and Sands. The arbitration is scheduled to begin in June 1999 and the Company is unable to predict the outcome at this time. However, the Company intends to vigorously defend itself in this matter and does not expect that the ultimate resolution of this matter will have a material effect on its results of operations and financial condition.

     GPI is also contesting a claim for wrongful dismissal in the amount of approximately $300,000 plus special damages, interest and costs. The Company believes that the plaintiff was never employed by the Company or any of its subsidiaries and that the case is without merit.

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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Net Loss Per Share

     Basic EPS and Diluted EPS for the six months ended January 31, 1999 and 1998 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants have been excluded from the computation of Diluted EPS as they are antidilutive.

7.   Supplemental Disclosure of Cash Flow Information

                                                                         For the Six Months Ended
                                                                                 January 31,
                                                                         ------------------------
                                                                            1998         1997
                                                                            ----         ----
     Cash paid during the year for:
        Interest                                                         $ 33,640       $  --
        Income taxes                                                     $   --         $  --

     Disclosure of non-cash investing and financing activities:

     Acquisition of property and equipment with collection of
        related party receivables                                        $   --         $620,725
     Issuance of common stock to satisfy accrued liability               $738,000       $  --
     Long-term debt incurred in conjunction with acquisition
        of property and equipment                                        $ 81,492       $  --

8.   Subsequent Events

     Subsequent events occurring after January 31, 1999 consist of the following:

     The stock option plan adopted in January 1998 was not submitted for shareholder approval and terminated on February 1, 1999. A new plan, substantially identical to the terminated plan, has been adopted. All options granted under the previous plan are not affected by the termination.

     The Company received a total of $96,000 from the sale of 17,000 shares of common stock at prices ranging from $5.00 to $6.00.

     For consideration of legal services provided, the Company issued 5,000 shares of common stock at $6.00 per share.

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

     In February 1999, the shareholders of the Company approved a reorganization in which the Company will merge into Generex Delaware for the purpose of changing the Company's state of Incorporation from Idaho to Delaware (see Part II, Item 5 below). This reorganization, which is expected to be consummated in the Company's third fiscal quarter, will not result in any material change in the Company's historical financial statements or current financial reporting.

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

     The Company completed pre-clinical studies and proof of concept trials of its oral insulin formulation in early 1998. Phase II clinical trials were commenced in Canada in November

1998. The Company's Phase 2 clinical program in the United States commenced in March 1999. The Company also has received regulatory approval in Ecuador for limited, non-commercial distribution of its oral insulin formulation to diabetic patients. This clinical program, which is expected to involve approximately 200 patients, is scheduled to begin later this year.

Results of Operations - Three months ended January  31, 1999 and 1998

     The Company has been in the development stage since its inception and has not generated any operating revenues to date. Through January 31, 1999, the Company accumulated an operating deficit of $9,147,525 as a result of research and development and general and administrative expenses incurred during the development stage.

     The Company's accumulated operating deficit at January 31, 1999, includes a net loss of $1,785,021 for the quarter then ended. In the corresponding quarter of the prior year the Company's net loss was $943,482. The principal reason for the increase in the Company's net loss in the quarter ended January 31, 1999, versus the quarter ended January 31, 1998, was an increase in research and development expenses (to $612,219 from $278,309), and in general and administrative expenses (to $1,154,224 from $665,173).

     The increase in research and development expense in the current period reflects the initiation and conduct of Phase II clinical trials of the Company's oral insulin formulation in Canada, continued development of the Company's metered dose applicator, preparation for the commencement of clinical trials in the United States, continuation and support of the Company's clinical program in Ecuador, and professional services relating to patents.

     The increase in general and administrative expenses in the quarter ended January 31, 1999, compared the prior year was primarily a result of the addition of new administrative personnel in the current fiscal year, increased legal and accounting expenses which were related in part to the Company's registration of its Common Stock under Section 12(g) of the Securities and Exchange Act, participation in industry seminars and exhibitions, a one-time expense associated with the severance of a former executive, and increases in executive compensation.

Results of Operations - Six months ended January  31, 1999 and 1998

     The Company's net loss for the six months ended January 31, 1999, was $2,814,995, compared to a loss of $1,342,916 in the first half of the preceding fiscal year. The principal reasons for the increase in the Company's net loss in six month period ended January 31, 1999, was an increase in research and development expenses to $1,198,477 in the six month period ended January 31, 1999, from $330,073 for the six month period ended January 31, 1998, and an increase in general and administrative expenses to $1,582,904 in the six months ended January 31, 1999 versus $1,012,843 in the year earlier period.

     The increase in research and development expense in the six months ended January 31, 1999, reflects the increase in expenses in the second quarter, discussed above, and a substantial increase (to $586,258 from $51,764) in research and development expenditures in the first quarter, i.e., the quarter ended October 31, 1998, versus the quarter ended October 31, 1997. The first quarter increase in research and development expense increase reflected costs incurred in preparation for the Canadian clinical trial program, development work associated with the Company's metered dose applicator, preparation and the Company's IND to FDA, support of the clinical program in Ecuador, and personnel costs associated with starting up the Company's pilot manufacturing facility in Toronto which supports the clinical programs. As noted above, research and development expenses in the first half of 1997 essentially were limited to laboratory personnel costs and professional expenses relating to patents.

     The increase in general and administrative expenses the first six months of their current year are primarily the result of the increase in such expenses during the second quarter as discussed above. The Company's general and administrative expenses increased by $81,010 in the first quarter, i.e., the quarter ended October 31, 1998, compared to the first quarter of the prior year, primarily as a result of the addition of new administrative personnel and participation in industry seminars and exhibitions.

Liquidity and Capital Resources

     The Company has financed its development stage activity primarily through private placements of equity securities. During the six months ended January 31, 1999, the Company has received approximately $5 million in additional equity capital, including $200,000 of additional capital attributed to the issuance of warrants for services which resulted in a corresponding expense item, and net of a stock redemption and expenses associated with acquiring the capital. As a result, at January 31, 1999, the Company's stockholders' equity had increased to approximately $4.85 million versus approximately $2.64 million at July 31, 1998, notwithstanding its net loss during the six months ended January 31, 1999. A substantial portion of the increase in stockholders' equity from July 31, 1998, to January 31, 1999, is reflected in a decrease of $968,368 in short and long term indebtedness, and increases of $897,340 in cash and $744,690 in property and equipment, net of depreciation. The increase in property and equipment reflects primarily the acquisition and equipping of the Company's pilot manufacturing facility in Toronto, and preliminary architectural and engineering work relating to the Company's Brampton and Missaugua, Ontario facilities acquired in July 1998.

     At January 31, 1999, the Company had cash on hand of approximately $3.1 million. Based on the Company's projections of its cash needs at that time, its cash on hand was sufficient to fund development activities over the remainder of the current fiscal year at the levels then planned. The Company's business plan contemplates raising additional equity capital to satisfy its cash requirements at least through the current calendar year. Beyond that point, the Company expects that a substantial portion of its cash needs for development activities will be met through licensing income, and future marketing partners' contributions to clinical program costs and/or equity investments.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has filed a Form 10 Registration Statement which became effective on February 12, 1999. A post-effective amendment (Amendment No. 1) to the Form 10 was filed on February 24, 1999. Information set forth in Amendment No. 1 in response to Item 8 of Form 10 under the caption "Legal Proceedings" is incorporated hereby by reference.

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



                                             GENEREX BIOTECHNOLOGY CORPORATION

 DATE: March 29,1999                         By: /s/ E. Mark Perri
                                                 -------------------------------
                                                 E. Mark Perri
                                                 Chairman and Chief
                                                 Financial Officer