Form 10-Q
period 1999-04-30
GENEREX BIOTECHNOLOGY CORP
filed 1999-06-14
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended April 30, 1999

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                              -----------------------    -----------------------

                         COMMISSION FILE NUMBER: 0-25169


                        GENEREX BIOTECHNOLOGY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                        82-0490211
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           33 HARBOR SQUARE, SUITE 202
                                TORONTO, ONTARIO
                                 CANADA M5J 2G2
                    ----------------------------------------
                    (Address of principal executive offices)

                                  416/364-2551
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not applicable
               ---------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 13,727,937 as of April 30, 1999.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART I:   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements - unaudited

          Consolidated  Balance Sheets -
          April 30, 1999 and July 31, 1998..........................................   3

          Consolidated Statements of Operations for the three months ended
          April 30, 1999 and 1998, the nine months ended April 30, 1999 and
          1998, and cumulative from November 2, 1995, to April 30, 1999.............   4

          Consolidated Statements of Cash Flows for the nine months ended
          April 30, 1999 and 1998, and cumulative from November 1995, to
          April 30, 1999............................................................   5

          Notes to Consolidated Financial Statements................................   6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.......................................  10


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings.........................................................  13

Item 5.   Other Information.........................................................  13

          (a) Reincorporation in Delaware
          (b) Redemption of Series A Warrants
          (c) Restatement of Certificate of Incorporation

Item 6.   Exhibits and Reports on Form 8K...........................................  13

Signatures..........................................................................  14

                                                                   Page 2 of 14

Item I.  Consolidated financial statements

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                                                  April 30,           July 31,
                                                                                    1999                1998
                                                                                  ---------           --------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  3,859,362       $ 2,090,827
   Restricted cash                                                                       --             106,527
   Miscellaneous receivables                                                          159,629           209,090
   Other current assets                                                               132,924           131,340
                                                                                 ------------       -----------
         Total Current Assets                                                       4,151,915         2,537,784

Property and Equipment, Net                                                         2,222,257         1,634,447
Deposits                                                                               68,434            82,509
Due From Related Parties                                                              824,437         1,200,968
                                                                                 ------------       -----------

         TOTAL ASSETS                                                            $  7,267,043       $ 5,455,708
                                                                                 ============       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         $    520,541       $ 1,253,004
   Current maturities of long-term debt                                               417,919           411,565
                                                                                 ------------       -----------
         Total Current Liabilities                                                    938,460         1,664,569

Long-Term Debt, Less Current Maturities                                               635,084           912,817
Due to Related Parties                                                                160,727           236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at April 30, 1999
     and July 31, 1998                                                                      1                 1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 13,727,937 and 11,971,272 shares at
     April 30, 1999 and July 31, 1998, respectively                                    13,728            11,971
   Additional paid-in capital                                                      16,324,510         9,162,329
   Deficit accumulated during the development stage                               (10,679,456)       (6,332,570)
   Accumulated other comprehensive income (loss)                                     (126,011)         (199,433)
                                                                                 ------------       -----------
         Total Stockholders' Equity                                                 5,532,772         2,642,298
                                                                                 ------------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  7,267,043       $ 5,455,708
                                                                                 ============       ===========

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                       Cumulative
                                                                                                                          From
                                                                                                                       November 2,
                                                     For the Three Months Ended       For the Nine Months Ended      1995 (Date of
                                                             April 30,                        April 30,              Inception) to
                                                   -----------------------------     ----------------------------      April 30,
                                                       1999             1998             1999            1998            1999
                                                   ------------     ------------     ------------    ------------     ------------
Revenues                                            $      --        $      --        $      --       $      --       $       --

Operating Expenses:
   Research and development                             562,054          156,017        1,716,514         335,304        3,167,321
   Research and development - related party              26,672           14,666           70,689         165,452          290,907
   General and administrative                           882,401          434,756        2,333,875       1,305,644        6,617,801
   General and administrative - related party            67,387           77,343          198,817         219,298          513,145
                                                    -----------      -----------      -----------     -----------     ------------
       Total Operating Expenses                       1,538,514          682,782        4,319,895       2,025,698       10,589,174
                                                    -----------      -----------      -----------     -----------     ------------

Operating Loss                                       (1,538,514)        (682,782)      (4,319,895)     (2,025,698)     (10,589,174)

Other (Income) Expense:
  Interest income                                        (6,868)            --             (6,934)           --             (6,934)
  Interest expense                                          285             --             33,925            --             97,216
                                                    -----------      -----------      -----------     -----------     ------------
Net Loss                                            $(1,531,931)     $  (682,782)     $(4,346,886)    $(2,025,698)    $(10,679,456)
                                                    ===========      ===========      ===========     ===========     ============
Basic and Diluted Net Loss Per Common
Share                                               $      (.11)     $      (.07)     $      (.34)    $      (.21)
                                                    ===========      ===========      ===========     ===========
Weighted Average Number of Shares of
   Common Stock Outstanding                          13,416,870       10,391,645       12,890,760       9,583,302
                                                    ===========      ===========      ===========     ===========


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Cumulative
                                                                                                   From
                                                                                                November 2,
                                                            For the Nine Months Ended          1995 (Date of
                                                                    April 30,                  Inception) to
                                                          -------------------------------         April 30,
                                                              1999               1998               1999
                                                          -----------        -----------       ------------
Cash Flows From Operating Activities:
   Net loss                                               $(4,346,886)       $(2,025,698)      $(10,679,456)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                            29,161             21,394             73,246
       Common stock issued for services rendered              275,408            433,245            837,661
       Stock options and warrants issued for
         services rendered                                    600,000            234,000          1,084,000
       Preferred stock issued for services rendered              --                  100                100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                             55,227               --             (114,952)
         Other current assets                                     146             21,252           (136,431)
         Accounts payable and accrued liabilities                 578            345,864          1,326,524
         Other, net                                            67,836             (8,969)           178,153
                                                          -----------        -----------       ------------
         Net Cash Used in Operating Activities             (3,318,530)          (978,812)        (7,431,155)

Cash Flows From Investing Activities:
   Purchase of property and equipment                        (465,358)           (15,713)          (541,131)
   Change in restricted cash                                  105,655            (76,047)            (5,595)
   Change in deposits                                          16,581               --               (1,020)
   Change in notes receivable                                    --              100,453                --
   Change in due from related parties                         405,728                919         (2,568,658)
   Other, net                                                    --                 --               89,683
                                                          -----------        -----------       ------------
         Net Cash Provided By (Used in)
           Investing Activities                                62,606              9,612         (3,026,721)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                      --              850,365            993,149
   Repayment of long-term debt                               (391,860)              --             (455,249)
   Change in due to related parties                           (80,981)            62,046            155,043
   Proceeds from issuance of common stock, net              5,691,403               --           13,819,351
   Purchase and retirement of common stock                   (140,873)              --             (140,873)
                                                          -----------        -----------       ------------
         Net Cash Provided By Financing Activities          5,077,689            912,411         14,371,421

Effect of Exchange Rates on Cash
     and Cash Equivalents                                     (53,230)             5,311            (54,183)
                                                          -----------        -----------       ------------

Net Increase (Decrease) in Cash
     and Cash Equivalents                                   1,768,535            (51,478)         3,859,362

Cash and Cash Equivalents, Beginning of Period              2,090,827            196,004               --
                                                          -----------        -----------       ------------

Cash and Cash Equivalents, End of Period                  $ 3,859,362        $   144,526       $  3,859,362
                                                          ===========        ===========       ============


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

     On April 30, 1999, the Company reincorporated in the State of Delaware. This was accomplished by a merger of the Company with its wholly owned subsidiary GBC-Delaware, Inc. The reincorporation will not have an effect on the Company's capitalization, management or business operations.

2.   Comprehensive Income/(Loss)
     Effective August 1, 1998, the Company adopted the provisions of Statement No. 130, "Reporting Comprehensive Income," which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement had no effect on the Company's financial position or operating results.

     Comprehensive loss for the nine months ended April 30, 1999 and 1998 was $(4,273,464) and $(2,124,799), respectively.

3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                                 April 30,        July 31,
                                                   1999              1998
                                                 --------        ----------
     Accounts Payable                            $449,055        $  336,634
     Penalty Arising from Violation of
        Financing Agreement                          --             738,000
     Consulting Accruals                           71,486           151,945
     Building Purchase Liability                     --              26,425
                                                 --------        ----------
          Total                                  $520,541        $1,253,004
                                                 ========        ==========

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation
     Sands Brothers & Co., Ltd. (Sands), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules in September 1998. This claim is based upon a claim that Sands has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's common stock. This claim is based upon an October 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. (GPI) and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBT - Delaware, Inc., Sands' claimed a right to receive shares of GPI common stock that would, allegedly, now apply to the Company's common stock. Sands also claims that it is entitled to additional shares of the Company as a result of the GBT - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported Agreement. Sands has never performed any services for the Company, and the Company and GPI have denied that the individual who is alleged to have entered into the purported agreement between Sands and GPI, had the authority to act on GPI's behalf, and accordingly, is defending against Sands' claim primarily on the basis that no agreement has ever existed between GPI and Sands. The arbitration began on June 8, 1999 and additional hearings are expected to be scheduled in July 1999. The Company is unable to predict the outcome at this time, however, they do not expect that the ultimate resolution of this matter will have a material effect on its results of operations and financial condition.

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

     In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of the Company's Common Stock, and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. On May 11, 1999, the Company responded to the complaint in this action, however, discovery has not begun.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   Stock Redemption
     Under the terms of a settlement, determined in an Ontario, Canada Court, the Company agreed to purchase 15,357 shares from a shareholder for a total purchase price of $140,873. The settlement was concluded in September 1998.

6.   Net Loss Per Share
     Basic EPS and Diluted EPS for the nine months ended April 30, 1999 and 1998 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants have been excluded from the computation of Diluted EPS as they are antidilutive.

7.   Supplemental Disclosure of Cash Flow Information


                                                                          For the Nine Months Ended
                                                                                  April 30,
                                                                          -------------------------
                                                                            1999             1998
                                                                          --------         --------
     Cash paid during the period for:
        Interest                                                          $ 33,925         $   --
        Income taxes                                                      $  --            $   --

     Disclosure of non-cash investing and financing activities:

     Acquisition of property and equipment with collection of
        related party receivables                                         $  --            $620,725
     Issuance of common stock to satisfy accrued liability                $738,000         $   --
     Long-term debt incurred in conjunction with acquisition
        of property and equipment                                         $ 81,492         $   --

8.   Subsequent Events

     Subsequent events occurring after April 30, 1999 consist of the following:

     The Company received a total of $1,500,004 from the sale of 272,728 shares of common stock at a price of $5.50 per share.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

8.   Subsequent Events (Continued):

     On May 8, 1999, the Company announced that it exercised its right to redeem all outstanding Series A Redeemable Common Stock Warrants which were exercisable at $5.00 per share. The effective date of the redemption was June 4, 1999. Subsequent to June 4, 1999, the warrants ceased to be exercisable and the sole right of the holder who did not exercise their warrant(s) was to receive $.025 per warrant upon surrender of the warrant certificate to the Company. For 496,547 newly issued shares and the surrender of warrant certificates, the Company received the following:

        Cash                                 $1,941,875
        Services Rendered                        67,158
        Promissory Notes Receivable             473,702
                                             ----------
                                             $2,482,735

     In addition to the above, the Company received 323,920 previously outstanding shares, valued for this purpose at $7.8125 per share, and surrender of warrant certificates in exchange for 506,125 newly issued shares.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

       When used in this discussion, the words "expect(s)", believe(s)", "will", "may", "anticipate(s)" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from the possible results described in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, and are urged to carefully review and consider the various disclosures elsewhere in this Prospectus which discuss factors which affect the Company's business, including the discussion under the caption "Risk Factors".

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

       On April 30, 1999, the Company completed a reorganization in which the Company merged into Generex Delaware for the purpose of changing the Company's state of incorporation from Idaho to Delaware (see Part II, Item 5(a) below). This reorganization did not result in any material change in the Company's historical financial statements or current financial reporting.

       The Company is engaged in the development of drug delivery systems. Its principal business focus has been to develop a technology for the administration of large molecule (i.e., molecules above a specified molecular weight) drugs. Historically, large molecule drugs have been administered only by injection because their size inhibits or precludes absorption if administered by oral, transdermal, transnasal or other means. The principal application to date of the Company's large molecule drug delivery technology is a liquid insulin formulation that is administered using a hand-held aerosol spray applicator. The formulation, which includes insulin and various excipients (i.e., non-active pharmaceutical ingredients) to facilitate the absorption of insulin molecules through the mucous membranes in the mouth and upper gastro-intestinal tract, is sprayed into the mouth and back of the throat, where absorption occurs. This product, which the Company intends to market in the United States under the name Oralgen(TM) and in Canada and elsewhere under the name Oralin(TM), is presently undergoing Phase II clinical trials in the United States and Canada.

Results of Operations - Three months ended April 30, 1999 and 1998

       The Company has been in the development stage since its inception and has not generated any operating revenues to date. Through April 30, 1999, the Company accumulated an operating deficit of $10,679,456 as a result of research and development and general and administrative expenses incurred during the development stage.

       The Company's accumulated operating deficit at April 30, 1999, includes a net loss of $1,531,931 for the quarter then ended. In the corresponding quarter of the prior year the Company's net loss was $682,782. The principal reason for the increase in the Company's net loss in the quarter ended April 30, 1999, versus the quarter ended April 30, 1998, was an increase in research and development expenses (to $588,726 from $170,683), and in general and administrative expenses (to $949,788 from 512,099).

       The increase in research and development expense in the current period is attributable primarily to the conduct of Phase II clinical trials of the Company's oral insulin formulation in Canada and the United States.

       The increase in general and administrative expenses in the quarter ended April 30, 1999, compared to the prior year was primarily a result of the addition of new administrative personnel in the current fiscal year, increased legal and accounting expenses related in part to the Company's registration of its Common Stock under Section 12(g) of the Securities and Exchange Act and compliance with the reporting requirements of such Act, participation in industry seminars and exhibitions, and increases in executive compensation.

Results of Operations - Nine months ended April 30, 1999 and 1998

       The Company's net loss for the nine months ended April 30, 1999, was $4,346,886, compared to a loss of $2,025,698 in the corresponding period of the preceding fiscal year. The principal reasons for the increase in the Company's net loss in nine month period ended April 30, 1999, was an increase in research and development expenses (to $1,787,203 from $500,756) and an increase in general and administrative expenses (to $2,532,692 from $1,524,942).

       The increase in research and development expense in the nine months ended April 30, 1999, reflects the increases in such expenses in the third quarter which are discussed above, and a substantial increase (to $1,198,177 from $330,073) in research and development expenditures in the six months ended January 31, 1999 versus the corresponding 1998 period. The increase in research and development expense in the first half of the current fiscal year reflected costs incurred in preparation for the Company's US and Canadian clinical trial programs, development work associated with the Company's oral insulin applicator, preparation of the Company's IND to FDA, support of the clinical testing conducted in Ecuador, and personnel costs associated with starting up the Company's pilot manufacturing facility in Toronto which supports the clinical programs.

       The increase in general and administrative expenses the first nine months of the current year are primarily the result of the increase in such expenses during the second quarter as discussed above, plus a one time expense associated with the severance of a former executive.

Liquidity and Capital Resources

       The Company has financed its development stage activity primarily through private placements of equity securities. In the nine months ended April 30, 1999, the Company received cash proceeds of approximately $5.5 million in additional equity capital, net of expenses relating to the issuance of such shares and $140,873 to redeem certain outstanding shares. As a result, at April 30, 1999, the Company's stockholders' equity had increased to approximately $5.53 million versus approximately $2.64 million at July 31, 1998, notwithstanding its net loss during the nine months ended April 30, 1999.

       At April 30, 1999, the Company had cash on hand of approximately $3.86 million. Based on the Company's projections of its cash needs at that time, its cash on hand was sufficient to fund development activities over the remainder of the current fiscal year at the levels then planned. In the current fiscal quarter, the Company has received approximately $3.7 in additional equity capital through an institutional private placement completed in May 1999, and the exercise of outstanding warrants in May and June 1999.

       Implementation of the Company's business plan will require the availability of sufficient funds to complete development of its oral insulin formulation and to carry on other research and development activities. While the Company has been able to raise capital for its development activities in the past, it does not have sufficient cash to complete its development plans, and does not have any commitments for future financing. Thus, the Company faces the risk that unforeseen problems with its clinical program or materially negative developments in general economic conditions could interfere with its ability to raise additional capital or materially adversely affect the terms upon which such capital is available. If the Company is unable to raise additional capital as needed, it will be required to "scale back" or otherwise revise its business plan. Any significant scale back of operations or modification of the Company's business plan required due to a lack of funding could be expected to materially and adversely affect the Company's prospects.

       The Company believes that its cash on hand is sufficient to complete the Phase II clinical programs for its oral insulin formulation in the United States and Canada, but that additional funds will be required to carry out a Phase III clinical program. The Company expects that a substantial portion of Phase III costs will be obtained through licensing income, and future marketing partners' contributions to clinical program costs and/or equity investments. The Company does not, however, have any licensing agreements or contractual arrangements for other funding at the present time.

Transactions with Affiliates

       A portion of the Company's research and development and administrative expenses in the current year and in prior periods have resulted from transactions with affiliated persons. "Research and development - related party" and "General and administrative - related party" expenses reported by the Company represent compensation and expense reimbursements paid to management or consulting companies owned by officers and directors of the Company through which such officers' and directors' services are provided to the Company. A number of the Company's capital transactions also have involved affiliated persons. Although these transactions are not the result of "arms-length" negotiations, the Company does not believe that this fact has had a material impact on the Company's results of operations or financial position.

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



                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

       Certain legal proceedings in which the Company is involved have been disclosed in a Form 10 Registration Statement which became effective on February 12, 1999, and post-effective amendment (Amendment No. 1) to the Form 10 which was filed on February 24, 1999. Reference is made to that disclosure and to the disclosure contained in Item 1 of the Company's Quarterly Reports on Form 10-Q for prior quarters in the current fiscal year.

       Certain developments have occurred in the following legal proceedings since the date of the Company's Quarterly Report on Form 10-Q for the quarter ended January 31, 1999:

       (a) In the arbitration initiated by Sands Brothers & Co. Ltd., a New York Stock Exchange arbitration panel conducted a hearing June 8-10, 1999. A second hearing is expected to be scheduled in July 1999, and the Company now expects this matter to be resolved in the current quarter or in the first quarter of the fiscal year which begins August 1, 1999.

       (b) In the litigation commenced in February 1999 by MQS, Inc., the Company filed its Answer to the Complaint and a Counterclaim based upon breach of contract on May 11, 1999. Discovery is expected to begin in this action in July 1999.

Item 5.  Other Information

       (a) Reincorporation in Delaware. Effective April 30, 1999, the Company merged with its wholly-owned Delaware subsidiary, GBC-Delaware, Inc. The purpose of the merger was to change the Company's state of incorporation from Idaho to Delaware. The merger did not materially affect the Company's historical financial statements or future financial reporting. A copy of the Agreement and Plan of Merger pursuant to which the merger was effected is attached as Exhibit 2-1 to this Report.

       (b) Redemption of Series A Warrants. During May and June, 1999, the Company issued a total of 1,002,672 shares of Common Stock upon the exercise of Series A Redeemable Common Stock Purchase Warrants. The warrants were issued in a 1998 private placement, and were called for redemption by the Company on May 11, 1999. The warrant exercise price ($5.00 per share) was paid (i) in cash,
(ii) in previously-owned shares of Common Stock valued for this purpose at $7.8125 per share, and (iii) in certain cases, through the cancellation of indebtedness and the issuance of promissory notes. A total of 388,375 shares were issued for cash ($1,941,875), 506,125 shares were paid for by the surrender of 323,920 previously owned shares ($2,530,626), 98,172 shares were sold partially in consideration of services rendered ($67,158.30) and partially through the issuance of a two-year promissory note ($423,701.70), and 10,000 shares were sold in consideration of a short term promissory note in the amount of $50,000.

       All shares issued on the exercise of warrants are "restricted securities" as defined in Rule 144 under the Securities Act of 1933.

       (c) Restatement of Certificate of Incorporation. On May 11, 1999, the Company restated its Certificate of Incorporation, as amended, by integrating it into a single document without further amendment. The action was taken without a stockholder vote pursuant to Section 245(b) of the Delaware General Corporation Law.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit                          Exhibit Title
         -------                          -------------

           2-1      Agreement and Plan of Merger dated January 29, 1999

           3-1 Restated Certificate of Incorporation of Generex Biotechnology Corporation

           27       Financial Data Schedule

(b)      Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                         GENEREX BIOTECHNOLOGY CORPORATION


DATE:  June 14, 1999                    By: /s/ E. Mark Perri
                                           -------------------------------------
                                           E. Mark Perri
                                           Chairman and Chief Financial Officer