Form 10-K
period 1998-07-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-10-28
CIK 1059784

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                                                   (i) FORM 10-K

(Mark One)

                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
              (ii) OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 1999
                                               -------------

                   [ ] TRANSITION REPORT PURSUANT TO SECTION
            (iii) 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from             to
                                          -----------    ------------

                        Commission file number 000-25169
                                               ---------

                        GENEREX BIOTECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       82-049021
---------------------------------             ---------------------------------
(State or other jurisdiction                  (IRS Employer Identification No.)
of incorporation or organization)

33 Harbour Square, Suite 202, Toronto, Canada                          M5J 2G2
---------------------------------------------                        ----------
   (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:            416/364-2551
                                                               ------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                     ---------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes      X                 No
        ---                   ---


Indicate by check mark if disclosure of delinquent fliers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at ___________________, 1999, was $________.



At October 25, 1999, the registrant had 14,743,183 shares of Common Stock outstanding.



Documents incorporated by reference:        None
                                            ----

                           FORWARD-LOOKING STATEMENTS

We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Business" and elsewhere in this Report that are forward-looking statements. You can identify these statements by forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate," and similar terminology. Forward-looking statements address, among other things:

     o implementing our clinical programs and other aspects of our business plans;

     o    financing goals and plans; and

     o our expectations of when regulatory approvals will be received or other actions will be taken by parties other than us.

There may be events in the future that we are not able to accurately predict or which we do not fully control that will cause actual results to differ materially from those expressed or implied by our forward-looking statements. Although we believe that our expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our forward looking statements are made as of the date of this Report, and we assume we are under no duty to update them or to explain why actual results may differ.


                                     PART I


Item 1. Business.


Generex Biotechnology Corporation is engaged in the research and development of proprietary drug delivery technology. Our activities to date have been focused on formulations to administer large molecule drugs by mouth. Large molecule drugs ordinarily are not effective unless they are administered by injection. The initial product based upon our large molecule drug delivery technology is a liquid insulin formulation that can be administered by a spray to the oral cavity. We believe that the drug delivery technology upon which this product is based also can be used for other large molecule drugs.

Oral Insulin Formulation.

Background - Insulin Therapy for Diabetes: The term diabetes refers to a group of disorders that are characterized by abnormally high levels of glucose in the blood. The disorders that characterize diabetes involve defects in the relationship between glucose, a type of sugar, and insulin secretion. When glucose is abundant, it is converted into fat and stored for use when food is not available. When glucose is not available from food, these fats are broken down into free fatty acids that stimulate glucose production by the liver. Insulin, which is secreted by the pancreas, plays an important role in regulating the level of glucose in the blood stream by stimulating the use of glucose as fuel and by inhibiting the production of glucose in the liver. In a healthy individual, a balance is maintained between insulin secretion and glucose metabolism.

There are two types of diabetes. In Type 1 diabetes (juvenile onset diabetes or insulin dependent diabetes), the pancreas produces no insulin, and patients typically inject insulin three to five times per day to regulate blood glucose levels. In Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus), the body is resistant to the effect of insulin and the insulin produced by the body is insufficient to properly regulate glucose levels in the blood. In addition to insulin therapy, Type 2 diabetics take oral drugs that stimulate the production of insulin by the pancreas or enable the body to more effectively use insulin.

Complications of diabetes include damage to the walls of blood vessels, blindness, loss of circulation in arms and legs, coronary artery disease and kidney failure. In addition, many diabetics are obese and this obesity leads to cardiovascular disease and stroke.

There is no known cure for diabetes. The World Health Organization has identified diabetes as the second largest cause of death by disease in North America. In North America, total diabetes treatment costs in 1998 exceeded $130 billion, of which 50% represented direct costs such as medication, supplies and medical care, with the balance being indirect costs such as lost wages.

Oral Insulin Research & Development. Insulin taken by mouth is usually not absorbed because the insulin molecule is too large. As a result, substantially all insulin used today in the treatment of diabetes is injected. Our research and development effort has focused on finding an insulin formulation that will be absorbed when administered by mouth.

We began with studies involving rats and dogs which showed favorable results. Beginning in January 1998, we conducted a number of studies in Ecuador with human subjects. Each of these studies involved a selection of between 8 and 10 patients. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans compared with injected insulin and placebos. The studies were conducted over periods of from 4 to 5 days. In these studies, oral formulations containing 30, 40 and 50 units of insulin provided glucose lowering results similar to 10 units of injected insulin. The oral insulin formulations also provided average insulin absorption equivalent to the injected insulin.

Concurrently with these studies, we also experimented with a number of devices and techniques to orally "administer" our formulation. In our earliest studies in Ecuador, the formulation was administered using a calibrated dropper. The formulation was "swished" in the mouth and either spit out or swallowed. We eventually decided to use a hand held aerosol sprayer to administer the formulations.

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigatory New Drug submission to the Health Protection Branch in Canada (Canada's equivalent to the United States' Food and Drug Administration) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We started these trials in November 1998, and they are now in process.

We filed an Investigative New Drug Submission with the Food and Drug Administration in October, 1998. In November 1998 we received FDA approval to proceed with human trials. We began clinical trials in the United States in February 1999, and they are now in process.

We expect to complete Phase II clinical trials of our oral insulin formulation in 1999, and to begin Phase III clinical trials of the formulation in 2000. We also expect to enter into one or more licensing or other collaborations with a major pharmaceutical or biotechnology company before commencing Phase III trials. The distinctions between Phase II and Phase III trials are described in "Government Regulation" below.

Other Large Molecule Drug Projects.

We believe that the large molecule drug delivery system used in our insulin product is appropriate for a variety of other drugs. We have had numerous and extensive discussions of possible research collaborations with pharmaceutical companies concerning the use of our large molecule drug delivery technology with the prospective partner's products. These products include monoclonal antibodies, human growth hormone, fertility hormone, and others. We have not aggressively pursued these relationships, however, because we believed it was more advantageous to concentrate our resources on developing our oral insulin formulation. We have, however, engaged in preclinical trials of two non-insulin applications.

Government Regulation

United States: All aspects of our research, development and foreseeable commercial activities are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. Preclinical studies and clinical trials, and the regulatory approval process usually take several years and require the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed.

The steps required before a pharmaceutical product may be marketed in the United States include:

     o    preclinical tests;

     o the submission to FDA of an Investigational New Drug application, which must become effective before human clinical trials commence;

     o human clinical trials to establish the safety and efficacy of the drug;

     o    the submission of a New Drug Application to FDA;

     o FDA approval of the New Drug Application, including approval of all product labeling and advertising.

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to asses the potential safety and efficacy of each product. The results of the preclinical tests are submitted to FDA as part of the Investigational New Drug Application and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to the Investigatory New Application Drug, the Investigational New Drug Application becomes effective 30 days following its receipt by FDA. The Investigational New Drug Application for our oral insulin formulation became effective in November 1998.

Clinical trials involve the administration of the new drug to humans under the supervision of a qualified investigator. The protocols for the trials must be submitted to FDA as part of the Investigational New Drug Application. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. We began Phase II clinical tests of our oral insulin formulation in the United States in February 1999, and these tests are now in progress.

When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations. FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials. The conduct of clinical trials in general and the performance of the Phase III clinical trial protocols in particular are complex and difficult.

In the United States, the results of preclinical studies and clinical trials, if successful, are submitted to FDA in a New Drug Application to seek approval to market and commercialize the drug product for a specified use. FDA may deny a New Drug Application if it believes that applicable regulatory criteria are not satisfied. FDA also may require additional testing for safety and efficacy of the drug.

We cannot be sure that any of our proposed products will receive required regulatory approvals. Even if we receive regulatory approval, our products and the facilities used to manufacture our products will remain subject to continual review and periodic inspection by FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must comply with FDA's Good Manufacturing Practices. Domestic facilities are subject to periodic inspection by FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with FDA. To comply with Good Manufacturing Practices, manufacturers must expend substantial funds, time and effort in the area of production and quality control. FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

Foreign Countries: Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. In Canada, we obtained regulatory approval from the Health Protection Branch, the Canadian equivalent of the FDA, in September 1998, and began clinical tests in Canada in November 1998. In Ecuador, we conducted early clinical and other studies in 1997 and the first half of 1998. Regulatory authorities in Ecuador approved the limited non-commercial distribution of our oral insulin formulation in September 1998.

Marketing

We have several options for marketing our products. These include selling our drug delivery technology outright (for all applications or certain applications only), licensing one or more companies to market products based on our technology, or marketing directly through a sales force comprised of our own staff and independent distributors. Our present intent is to establish joint ventures or licensing arrangements for marketing our products. We have discussed licensing and other terms with several potential marketing and distribution partners for our oral insulin formulation, but have not yet reached any formal commitments or agreements.

We plan to market oral insulin formulation in the United States under the name Oralgen(TM), and in Canada and elsewhere under the name Oralin(TM). We expect that the convenient size of our applicator, the stability of our oral insulin formulation at room temperature, and the ease and pain-free nature of self-administration of the product by patients will be the principal strengths for marketing our formulation to patients who require insulin therapy, if and when we obtain the necessary approvals to market the product. We also expect that these same factors will improve patients' compliance with their prescribed therapy, and that this improvement in patient compliance would be a significant factor in motivating physicians to prescribe our product for insulin therapy.

Manufacturing.

We plan to manufacture our oral insulin formulation in company-owned or controlled facilities. Initially, we produced the formulation needed for our clinical studies in a laboratory setting. We now have equipped a company-owned pilot facility in Toronto, that is capable of preparing enough formulation for approximately 500 applicators daily, and filling and shipping that number of applicators. We believe that our pilot facility, with the addition of a second production line, will be able to produce sufficient product for our clinical program in the United States, Canada and South America. The cost to duplicate the initial production line will be less than the cost for the initial line since we will not have new design costs and the same testing and quality assurance equipment will be used by both lines.

We also plan to equip and start up full scale manufacturing facilities in Brampton, Ontario, and Mississauga, Ontario, both of which are company-owned and within 25 miles from downtown Toronto. We believe that these facilities can be placed into production in calendar year 2000. We do not foresee a need to place these facilities into production before then.

Our present business plan is to establish a manufacturing capability in South America to serve that market, and eventually to add additional manufacturing capacity as and where required. We have acquired a building site in a "duty free" zone in Ecuador for a South American manufacturing facility, but have taken no other steps to establish any manufacturing capability outside Canada.

Our manufacturing facilities must comply with regulatory requirements of the country in which they are located and of countries to which product produced at the facility is exported. We believe that our pilot facility will be in compliance with Good Manufacturing Practices before the end of calendar 1999, and we expect to seek approval of the facility from Canada's Health Protection Branch at that time.

Raw Material Supplies

All materials other than synthetic insulin which are required to make our oral insulin formulation can be easily obtained. The excipients used in our formulation are available from numerous sources. We expect to obtain the aerosol spray applicator used to administer the product from a third party contractor that presently is developing the device in cooperation with us. We expect that this contractor will be a sole source of supply. We intend, however, to obtain all necessary licenses and technical information to establish alternative sources of supply if this proves necessary. The propellant used in our aerosol spray applicator is a proprietary product, but is available from several suppliers. We do not anticipate any supply difficulties in obtaining the propellant.

There are limited sources of supply of the synthetic insulin we need. We believe that Eli Lilly & Company and Novo Nordisk A/S together produce approximately 90% to 95% of the world's synthetic insulin supply, and are the only sources of the type of insulin we need that is approved for sale in the United States. The only other company which has a significant share of the world market for synthetic insulin is Hoescht Marion Roussel, which has a substantial share of the German market, and limited sales elsewhere, but presently does not have an insulin product approved for sale in the United States.

At the present time, we are using insulin obtained from retail supply sources in our clinical trials. We have also received limited quantities of insulin from certain insulin producers for use in clinical studies and for other non-commercial purposes. In order to obtain wide distribution of our oral insulin product, we will be required to secure a direct supply of insulin in commercial quantities. We have discussed insulin supply with the leading suppliers and certain pharmaceutical companies which do not now have a significant share of the world insulin market or an insulin product that is approved for sale in the United States. We do not now have a supply agreement for commercial quantities of insulin.

Intellectual Property

Our large molecule drug delivery technology is covered by one or more of eleven US patent applications pending as of June 30, 1999. Two of these patents have been allowed but have not yet issued. We have three other patent applications pending, two of which are pending only in Canada, which cover other drug delivery technology. At the present time, however, we are not devoting significant resources to develop these other technologies.

Our technology is the result of original research and discoveries by Pankaj Modi, our Vice President, Research and Development. Under an October 1996 Consulting Agreement, Dr. Modi assigned to us his entire interest in all inventions, ideas, designs and discoveries made by him during the term of the Agreement which relate to our actual or demonstrably anticipated business, work, undertakings or research and development. At that time, Dr. Modi also entered into an Assignment and Assumption Agreement with us under which he assigned to us his interests in specific drug delivery systems and technology patents invented/discovered/conceived by him prior to the execution of the Agreement. This included all of his interests in three patents which he previously had assigned to Centrum Biotechnologies, Inc., a Canadian company which was then 50% owned by Dr. Modi. Generex Pharmaceuticals has since acquired Dr. Modi's interest in Centrum Biotechnologies for no additional consideration.

Since joining us, Dr. Modi has developed formulations and procedures, including our oral insulin formulation, that we believe are outside the scope of the patents and other rights previously assigned to us and to Centrum by Dr. Modi. At this time, however, we have not obtained any formal legal opinions that Dr. Modi's inventions and discoveries after joining us do not infringe his earlier patents or other patents owned by third parties.

Competition

Any product that we may develop will compete directly with products developed and marketed by other companies. In addition, other institutions, including pharmaceutical companies, universities, government agencies and public and private research organizations attempt to develop and patent products which could compete with our products. These companies and institutions also compete with us in recruiting and retaining qualified scientific personnel. Many of our competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as financial, marketing and human resources, than we do.

Many pharmaceutical and biotechnology companies are engaged in various stages of research, development and testing of alternatives to insulin therapy for the treatment of diabetes, as well as new means of administering insulin The potential competitive technologies include the following:

     o Inhale Therapeutics has developed a technology utilizing a fine powder form of insulin that is administered using a proprietary inhalation device and absorbed in the deep lungs. Inhale has announced successful results using its inhalation techniques in Phase II clinical trials, and is now engaged in Phase III trials.

     o In November 1998, Pfizer, Inc., which has a collaboration agreement with Inhale, announced that it had entered into worldwide agreements to co-develop and co-promote the use of inhaled insulin with Hoechst Marion Roussel, a leading pharmaceutical-company which has been making insulin for approximately 75 years.

     o Cortecs International announced in late 1997 the results of two insulin studies with its proprietary product in an oral insulin capsule form and with a liquid version administered with a tube into the stomach. Cortecs claimed that these studies showed a significant lowering of glucose levels in Type 2 diabetic patients, and announced its intention to conduct multiple dose studies in the future.

     o Aradigm Corporation has announced a joint development agreement with Novo Nordisk A/S to jointly develop a pulmonary delivery system to administer insulin by inhalation. Aradigm began Phase II testing in the second half of 1998. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Eli Lilly & Company.

     o Dura Pharmaceuticals and Eli Lilly & Company announced in September 1998 that they are collaborating to develop pulmonary delivery technology for insulin products based upon proprietary technology of Spiros Development Corporation.

     o Endorex Corporation has announced receipt of a patent for a technology for the oral administration of vaccines which it licenses from the Massachusetts Institute of Technology. According to that announcement, the patent covers a vaccine delivery system which Endorex is developing through a joint venture with Elan Pharmaceutical Technologies, a company which specializes in drug delivery technologies and systems.

          In addition to other delivery systems for insulin, there are numerous products which have been approved for use in the treatment of Type 2 diabetics in place of or in addition to insulin therapy. These products include the following:

     o Glucophage(R) is a proprietary product of Bristol-Myers Squibb Company that is used to improve diabetic patients' ability to control glucose without increasing serum insulin levels. It is believed to work, at least in part, by reducing glucose output from the liver.

     o Arcabose(R) is a proprietary product sold in the United States by Bayer Corporation. The product is sold in Europe under the tradename Glucobay(TM). Acarbose(R) reduces blood glucose levels primarily after meals by slowing down the digestion of carbohydrates and lengthening the time it takes for carbohydrates to convert to glucose.

     o Rezulin(R) is a proprietary product sold by Warner Lambert for use as the sole therapy or part of a combination therapy for Type 2 diabetes. The product is believed to work in part by increasing the body's sensitivity to insulin.

     o Prandin(TM) is a proprietary product sold by Novo Nordisk and Schering-Plough Corporation which has been approved by the FDA for certain diabetic patients. The product is believed to act via calcium channels to stimulate insulin secretion.

Virtually all of our competitors and potential competitors have greater research and development capabilities, experience, manufacturing, marketing, sales, financial and managerial resources than we now have. Our competitors may develop competing technologies, and obtain regulatory approval for products more rapidly than we do. This may allow them to obtain greater market acceptance of their products. Developments by others may render some or all of our proposed products or technologies uncompetitive or obsolete.

We expect that competition among products approved for sale to treat diabetes will be based, among other things, on product safety, efficacy, ease of use, availability, price, marketing and distribution. We believe that the principal advantage of our oral insulin formulation will be ease of use which will result in greater patient compliance. Our product, however, may be more expensive and more difficult to obtain than other diabetes treatments.

Environmental Compliance

Our manufacturing, research and development activities involve the controlled use of hazardous materials and chemicals. We believe that our procedures for handling and disposing of these materials comply with all applicable government regulations. However, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurred, we could be held liable for damages, and these damages could severely impact our financial condition. We are also subject to many environmental, health and workplace safety laws and regulations, particularly those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of hazardous biological materials. Violations and the cost of compliance with these laws and regulations could adversely affect us. However, we do not believe that compliance with the United States, Canadian or other environmental laws will have a material effect on us in the foreseeable future.

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 1999, our expenditures on research and development were $3,689,818. These included $1,853,108 in the year ended July 31, 1999, $876,404 in the year ended July 31, 1998, and $727,479 in the year ended July 31, 1997.

Employees

On September 30, 1999, We had 22 full-time employees, including our executive officers and other individuals who work for us full time but are employed by management companies that provide their services. Eleven of these employees are executive and administrative, six are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials. Five of our employees are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.



Item 2. Properties.


Our executive and principal administrative officers occupy approximately 5,000 square feet of office space in the Business Centre at 33 Harbour Square in downtown Toronto, Ontario, Canada. We own the Business Centre, which comprises approximately 9100 square feet of usable space. The space in the Centre that is not used by us is leased to third parties. Under the terms of our purchase of this space, however, net rental income from third parties' leases was retained by the seller through January 31, 1999.

We also have commenced limited production of our oral insulin formulation for clinical purposes at a pilot manufacturing facility in Toronto. This facility, which we own, consists of approximately 3600 square feet of laboratory, manufacturing and storage space. At this time, we are using approximately two-thirds of the usable space. On a single shift, we believe the facility has the capacity to prepare the oral insulin formulation for approximately 500 applicators per day, and to fill and ship those applications. We are not producing at those levels at this time, however, because there is no need to do so. We also believe that we can increase production at this facility to approximately 1000 applicators per day by outfitting and equipping the remaining space at this facility, and installing a second production line, at a cost of approximately $300,000.

We have a purchase money mortgage on our executive facility in Toronto. The amount of this mortgage is $800,000 CAD (approximately $550,000 US) and is payable in full in March 2000. We have a mortgage of $125,000 CAD (approximately $86,000 US) on our pilot manufacturing facility which is due in September 2000. Both of these mortgages require only the payment of interest prior to their due date.

We also own an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto; a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto; and a commercial building site in Ecuador. We have begun the preliminary work to equip and start-up the Brampton and Mississauga facilities to produce our oral insulin formulation. We believe that we can place these facilities in operation by the end of calendar year 2000. At this time, we do not expect to need manufacturing capabilities beyond our pilot facility before the end of the year 2000.



Item 3. Legal Proceedings.


Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules on October 2, 1998. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.6 to 2.5 million shares of our common stock. This claim was based upon an October 1997 letter agreement which purported to confirm an agreement appointing Sands Brothers as the exclusive financial advisor to Generex Pharmaceuticals, Inc., our subsidiary. In exchange for agreeing to act in that capacity, the letter agreement purports to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Following our acquisition of Generex Pharmaceuticals, Sands claimed right to receive shares of Generex Pharmaceuticals common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals were converted into our shares in the acquisition. Sands' claims also included additional shares as a fee related to that acquisition, and $144,000 in monthly fees due under the terms of the purported agreement.

On October 1, 1999, we were informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that we are required to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. While we plan to take action in court to set the award aside, the grounds upon which courts will overturn an arbitration award are limited, and our ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time.

          We are also involved in the following proceedings:

     o In February 1997, a claim of wrongful dismissal by a former employee seeking damages of $450,000 (CAD) was brought in Ontario Court in Toronto, Ontario (Lorne Sparks v. Generex Pharmaceuticals, Inc.). This case was tried without a jury in October 1999, and a decision is expected in calendar 1999.

     o In June 1996, "Generex Inc." was named as an additional defendant in a pending action in The Court of Queen's Bench of Alberta, in Calgary, Alberta (Elbourne, et al. v. Acepharm, Inc., et al.). In this action the plaintiffs seek injunctive relief relating to the ownership and control of Acepharm, damages for an alleged reduction in the value of their shares in Acepharm, Inc. (approximately $680,000 U.S.), and punitive damages (approximately $3.4 million U.S.). In one paragraph, plaintiff's amended Statement of Claim identifies Generex Pharmaceuticals and mis-identifies it as a subsidiary of another corporation. Except for this paragraph, there is no reference to us in the amended Statement of Claim. The specific acts alleged in the amended Statement of Claim to have violated plaintiffs' interests and caused it injury are ascribed to other defendants, and occurred prior to Generex Pharmaceuticals' incorporation in November 1995. We believe that we were made a party to this case because Generex Pharmaceuticals had expressed interest in acquiring certain assets of Acepharm, and the plaintiffs wished to prevent the sale. Because of the dispute over management, ownership and control of Acepharm, Inc., and because Acepharm's assets are unrelated to its business plans and goals, Generex Pharmaceuticals has long since abandoned any interest in purchasing such assets.

          We deny any wrongdoing relative to any of the matters upon which plaintiff's claims in this action are based. We failed, however, to file a Statement of Defense to those claims on a timely basis, and plaintiffs caused a notice of default to be entered against us. We intend to apply to the court to have the notice of default set aside, and to permit us to file a Statement of Defense. Certain discovery proceedings required by the court prior to our filing this application are expected to be completed this month. Our application will be filed promptly thereafter. We may not succeed in setting aside the notice of default, however, in which case we would be precluded from contesting liability, but would be permitted to contest the amount of damages, if any, which plaintiffs incurred as a result of our actions or of actions for which we are legally responsible. We believe that plaintiffs have suffered no loss or injury based on any action of ours or for which we were responsible, and have made no provision in our financial statements for any loss which might be incurred in this litigation.

     o In February 1999, MQS, Inc., a former consultant, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,065.50 are due to it for services which it rendered through December 22, 1998. MQS also claims that we have used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin product for aerosol application. We filed our answer to MQS's claims in May 1998, in which we deny that MQS is entitled to the relief that it seeks, or that MQS supplied any proprietary technology to us in the course of its engagement or otherwise. We also have filed a counterclaim against MQS for breach of contract. We are unable to predict the outcome of this litigation at this time.

We maintain product liability coverage for claims arising from the use of our products in clinical trials, etc., but do not have any insurance which covers our potential liability in any of the legal proceedings described above.


Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of stockholders in the last quarter of the year ended July 31, 1999.

                                     PART II


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

"Bid" and "asked" prices for our common stock have been quoted on the Nasdaq OTC Electronic Bulletin Board since February, 1998. The OTC Bulletin Board also publishes prices at which shares are actually sold, as reported to it by brokerage firms. Prior to February 1998, there was no public market for the common stock. The table below sets forth the high and low inter-dealer bid quotations for our common stock for certain periods, as furnished by the NASDAQ OTC Bulletin Board from the beginning of trading on February 5, 1998. The high and low bid price quotations for our common stock on October 19, 1999, were $5.25 and $4.9375, respectively, and the "closing" bid price was $5.00. These are "inter-dealer" quotations, without retail mark-up, mark-down or commissions, and may not represent actual transactions.

                                          High                    Low
                                          ----                    ---
    1998
    ----
First quarter                             $ 6.375                 $5.75
Second quarter                            $ 9.00                  $6.00
Third quarter                             $ 8.125                 $5.75
Fourth quarter                            $18.875                 $7.375

    1999
    ----
First Quarter                             $13.75                  $7.00
Second Quarter                            $ 9.375                 $6.5625
Third Quarter                             $8,0625                 $5.50
Fourth Quarter (through
    October 19, 1999)                     $5,8125                 $4.75

At October 19, 1999, there were 1,048 holders of record of our common stock.

Outstanding Warrants and Options

Placement Warrants to purchase 256,364 shares were issued as compensation to two broker dealers, Coleman & Company Securities, Inc. and GIA Securities, Inc., and certain of their employees in connection with our entering into an investment banking relationship with Coleman Securities and a private placement of common stock managed by Coleman Securities in April and May 1999. The Placement Warrants are exercisable at prices ranging from $5.50 to $7.50 per share. The weighted average exercise price is $6.18 per share. The Placement Warrants expire in February and April 2004.

We have other outstanding warrants and options which are exercisable for the number of shares and prices indicated below:

     o 7,937 shares at a price of $21.82 per share expiring September 6, 2002.

     o    500,000 shares at a price of $2.50 per share expiring March 31, 2003.

     o 50,000 shares at a price of $8.00 per share expiring November 13, 2003.

     o 150,000 shares at a price of $10.00 per share expiring November 17, 2003.

Shares Saleable Under Rule 144

At October 21, 1999, we had outstanding 12,015,844 shares that were "restricted securities" as defined in SEC Rule 144. Of these shares, 636,364 shares have been registered for sale in this offering. Of the remaining restricted shares, a substantial majority currently are saleable under Rule 144 upon the seller's compliance with the manner of sale and other conditions and limitations of that Rule. Rule 144 also requires that specified information concerning Generex must be available at the time any such sale is made. Restricted shares that are not currently saleable generally will become so one year after the date we issued the shares. Generex is subject to the reporting requirements of the Securities Exchange Act of 1934 and, so long as it complies with those reporting requirements, it satisfies Rule 144 "public information" requirements.

Recent Sales of Unregistered Securities

Sales of unregistered securities in the past fiscal year which occurred on or prior to February 12, 1999, are set forth in Item 10 of our Registration Statement on Form 10, as amended on February 24, 1999. The information pertaining to such sales that is set forth in Item 10 of the Form 10, as amended February 24, 1999, is incorporated herein by reference.

In the period from February 13, 1999 until June 21, 1999, the Company has offered and sold Common Stock and other securities in the transactions described below in reliance upon exemptions from the registration requirements of the Securities Act pursuant to Section 4(2) thereof, and Rule 506, Regulation D thereunder. No "public solicitation", as that term is defined in Rule 502(c), was employed by or in connection with the sale of securities in reliance upon
Section 4(2) and Rule 506. All purchasers were, to the Company's reasonable belief, accredited investors who purchased for investment. All disclosures required under Rule 502(d) were made by us, and all other conditions to the availability of the Rule 506 exemption were, to our knowledge and belief, complied with by us.

In order to assure that resale restrictions applicable to restricted securities are complied with, we have placed a legend evidencing the restrictions on all certificates representing the shares, and has issued "stop transfer" instructions to our transfer agent to prevent unapproved transfers.

The transactions were as follows:

(a) On February 15, 1999 and March 6, 1999, we issued an aggregate of 22,000 shares of common stock to three purchasers. These were additional sales in the Rule 506, Regulation D offering described in Paragraph (h) of Item 10 of our Registration Statement on Form 10. The purchasers of these shares were:

     Paul Busch -- 6,000 shares at $5.00 per share cash;

     Partners of the Toronto law firm of Brans Lehun Baldwin -- 5,000 shares issued for services rendered by the law firm and valued at $6.00 per share;

     Joseph Chicco -- 11,000 shares at $6.00 per share cash.

(b) Between April 27, 1999 and May 24, 1999, we offered and sold a total of 636,365 shares at a price of $5.50 per share. Coleman Securities and GIA Securities acted as our agents in the placement of the shares, and received commissions of 10% and warrants to purchase common stock as described below. The investors in this private placement were as follows:

Investor                                         Number of Shares
--------                                         ----------------
Cranshire Capital, L.P.                             177,274
Keyway Investments Ltd.                             154,545
ICN Capital Ltd.                                     59,092
Gilford Partners, L.P.                               18,182
Howard Horberg                                       22,727
Steve Levy                                           22,727
Headwaters Capital                                   90,909
Aries Domestic Fund, L.P.                            27,000
Aries Domestic Fund II, L.P.                            272
Aries Master Fund                                    63,637

(c) In connection with entering into an investment banking relationship with Coleman & Company Securities, Inc. and as compensation to Coleman Securities and GIA Securities, Inc. in connection with the private placement of common stock described in paragraph (b) above, we issued the following warrants to purchase common stock to these broker dealers and their employees:

     o    50,000 Warrants at $6.00 per share expiring 02/16/04

     o    100,000 Warrants at $6.00 per share expiring 04/06/04

     o    50,000 Warrants at $7.50 per share expiring 04/06/04

     o    56,364 Warrants at $5.50 per share expiring 04/26/04

We also issued warrants to purchase 7,274 shares at $5.50 per share to two finders who introduced the Company to one of the investors in the private placement.

(d) Between May 11, 1999 and June 4, 1999, we sold a total of 1,002,672 shares to holders of previously outstanding Series A Redeemable Common Stock Purchase Warrants (27 holders) at $5.00 per share upon the exercise of such warrants. The warrants had been issued in the "units" offering described in Item 10, Paragraph
(c) of our Registration Statement on Form 10, and the holders exercising these warrants were purchasers in the "units" offering. The purchase price of these shares was paid in cash, in previously owned shares of our common stock valued for this purpose at $7.8125 per share, by cancellation of indebtedness or by promissory note, as follows: 388,375 shares were issued for cash ($1,941,875); 506,125 shares were paid for by the surrender of 323,920 previously owned shares ($2,580,625); 98,172 shares were sold partially in consideration of cancellation of indebtedness ($66,978.30) and partially through the issuance of a two-year promissory note ($423,701.70); and 10,000 shares were sold in consideration of a short term promissory note ($50,000).

(e) In June 1999, the Company issued 45,000 shares of Common Stock to Monetary Advancement, Inc. as compensation for consulting services, and 6,300 shares to Thompson Kernaghan & Company for services in connection with the warrant redemption described in paragraph (d) above. These shares were valued at $5.50 per share for these purposes.

Item 6. Selected Financial Data.

                             SELECTED FINANCIAL DATA

     The following selected financial data is derived from and should be read in conjunction with our financial statements and related notes which appear elsewhere in this prospectus. Our financial statements as of and for the fiscal years ended July 31, 1999 and 1998, have been audited by Withum, Smith & Brown, independent auditors. The financial statements as of and for the fiscal year ended July 31, 1997, have been audited jointly by Withum, Smith & Brown and Mintz & Partners, independent auditors.

                                                                              Cumulative
                                                                                 From
                                                                              November 2,
                                                                                 1995
                                                  Years                        (Date of
                                              Ended July 31                   Inception)
                                  -------------------------------------       to July 31,
                                   1999           1998            1997           1999
                                  ------         ------          ------        ---------
STATEMENT OF
OPERATIONS DATA (In
thousands, except per share
data):

Revenues                          $   --        $   --          $   --         $   --

Net Loss                          $(6,240)      $(4,664)        $(1,379)       $(12,976)

Basic and diluted net loss
per common share                  $  (.47)        $(.46)          $(.25)           --

Weighted average number of
common shares outstanding          13,260        10,079           5,513            --

Cash dividends per share             --             --               --            --


                                              July 31,
                                       --------------------
                                        1999          1998
                                       -----         ------
BALANCE SHEET DATA (In thousands):

Working capital                       $5,188         $  873
Total assets                          $8,890         $5,456
Total long-term debt (less
     current maturities)              $  445         $  913
Total stockholders' equity            $7,310         $2,642

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.


General

Generex Biotechnology Corporation was incorporated in 1983 as Green Mt. P.S., Inc. In January 1998, we acquired all of the outstanding capital stock of Generex Pharmaceuticals, Inc. ("Generex Pharmaceuticals"), a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and other activities, and changed our corporate name to Generex Biotechnology Corporation. The acquisition of Generex Pharmaceuticals was effected by the merger of a recently formed Delaware corporation ("Generex Delaware"), which had acquired all of the outstanding capital stock of Generex Pharmaceuticals in October 1997, with a wholly-owned subsidiary which we formed for this transaction (the "Reverse Acquisition"). As a result of the Reverse Acquisition, the former shareholders of Generex Delaware acquired a majority of our outstanding capital stock and, for accounting purposes, Generex Delaware was treated as the acquiring corporation. Thus, the historical financial statements of Generex Delaware, which essentially represent the historical financial statements of Generex Pharmaceuticals, are deemed to be the historical financial statements of Generex Biotechnology Corporation.

On April 30, 1999, we completed a reorganization in which we merged into Generex Delaware to change our state of incorporation from Idaho to Delaware. This reorganization did not result in any material change in our historical financial statements or current financial reporting. As part of the reorganization, Generex Delaware changed its corporate name to "Generex Biotechnology Corporation".

We are engaged in developing drug delivery systems. Our principal business focus has been to develop a technology to administer large molecule drugs (i.e., drugs composed of molecules above a specified molecular weight) by the oral route. Historically, large molecule drugs have been administered only by injection because their size inhibits or precludes absorption if administered by oral, transdermal, transnasal or other means.

The first product based on our large molecule drug delivery technology is a liquid insulin formulation that is administered using a hand-held aerosol spray applicator. The formulation, which includes insulin and various excipients (i.e., non-active pharmaceutical ingredients) to facilitate the absorption of insulin molecules through the mucous membranes in the mouth and upper gastro-intestinal tract, is sprayed into the mouth and back of the throat, where absorption occurs. This product is presently undergoing clinical trials in the United States and Canada.

We do not expect to receive significant revenue from product sales in the current fiscal year or in the next fiscal year. We do expect, however, to receive licensing income, or income in the nature of licensing income (e.g., "signing bonuses" or "advance royalties"), next year in connection with our entering into marketing and distribution agreements. Income from such sources, if received, is likely to be material relative to our total cash needs. We do not have any commitments to receive such payments at the present time.

Results of Operations

1999 Compared With 1998

We had a net loss of $6,239,602 in the year ended July 31, 1999, compared to a loss of $4,663,604 in the preceding fiscal year. The increase in our net loss resulted from increases in research and development expenses (to $1,853,108 from $876,404) and in general and administrative expenses (to $4,374,523 from $3,723,909).

The principal reasons for the increase in our research and development expense in the year ended July 31, 1999, were:

     o commencement of clinical trials of our oral insulin formulation in Canada and the United States during the second and third quarters;

     o preparations for our clinical program during the first quarter, including preparation of our IND application to FDA;

     o    development work associated with our oral insulin applicator; and

     o costs associated with starting up our pilot manufacturing facility in Toronto which supports our clinical programs.

The principal reason for the increase in our general and administrative expense in the year ended July 31, 1999, was an increase of $455,152 in legal and accounting fees and expenses ($836,382 in the year ended July 31, 1999, compared to $381,230 in the prior year). This increase was related principally to legal and accounting services in connection with the registration of our common stock under the Securities Exchange Act of 1934, compliance with the reporting requirements of that Act, legal services related to patents, litigation defense costs and increased legal activity necessitated by increased business activity.

A significant portion of our increase in general and administrative expenses ($165,611) in the past fiscal year was the result of increased travel and other costs associated with attendance at and, in one case co-sponsorship of, industry seminars and exhibitions.

In both of the last two fiscal years, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses were paid primarily through the issuance of shares of common stock and/or warrants to purchase common stock ($1,573,604 in the year ended July 31, 1999, and $1,758,166 in the prior year). We expect a significant reduction in such expenses in the current fiscal year.

Results of Operations - Years Ended July 31, 1998, 1997 and 1996

Through July 31, 1998, we have accumulated a substantial operating deficit as a result of research, development and general and administrative expenses incurred at a time when we have had no revenues from operations. These expenses have increased year to year, and increased substantially in the fiscal year ended July 31, 1998, primarily because of large increases in general and administrative expenses ($3,723,909 in the year ended July 31, 1998, versus $651,545 in the prior year).

The increase in our general and administrative expenses in the fiscal year ended July 31, 1998, was attributable primarily to:

     o increase in salaries ($570,230 in the year ended July 31, 1998, versus $77,806 in the prior fiscal year);

     o    professional fees ($527,941 versus $98,078);

     o consulting services paid for through the issuance of securities valued at $110,000, versus zero in the prior year; and

     o settlement of a liquidated damage claim by a former lender ($738,000) based upon our failure to become a "public company" prior to December 7, 1997.

Liquidity and Capital Resources

To date we have financed our development stage activities primarily through private placements of common stock. In the year ended July 31, 1999, we issued shares of common stock, and options and warrants to purchase common stock, as follows:

     o    we sold 2,179,189 shares for gross cash proceeds of $9,740,917;

     o we issued 147,884 shares valued for this purpose at $679,113, and options and warrants valued for this purpose at $1,146,874, as compensation for services, including financial advisory and other financing services;

     o we issued 180,000 shares to settle an accrued liability of $738,000 incurred in a financing transaction;

     o we issued 506,125 shares in exchange for 323,920 previously outstanding shares in a "cashless exercise" of outstanding warrants; and

     o we issued 94,776 shares in consideration of promissory notes in the aggregate amount of $473,882.

As a result of our sales of common stock for cash during the year, our stockholders' equity had increased to approximately $7.31 million at July 31, 1999, versus approximately $2.64 million at July 31, 1998, notwithstanding our net loss during the year.

Implementing our business plan will require the availability of sufficient funds to complete development of our oral insulin formulation and to carry on other research and development activities. While we have been able to raise capital for our development activities in the past, we do not have any commitments for future financing. Thus, we face the risk that unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise the capital we need, or materially adversely affect the terms upon which such capital is available. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

At July 31, 1999, we had cash on hand of approximately $5.66 million versus $2.09 million as of the end of the preceding fiscal year. We believe that our cash on hand is sufficient to complete the Phase II clinical programs for our oral insulin formulation in the United States and Canada, and to fund general and administrative expenses at current levels through the end of the current fiscal year. Additional funds will be required, however, to carry out a Phase III clinical program. The differences between Phase II and Phase III clinical programs are described in Item 1 of this Report.

We expect that a substantial portion of our Phase III clinical program costs will be obtained through licensing income and future marketing partners' contributions to clinical program costs and/or equity investments. We do not, however, have any licensing agreements or contractual arrangements for other funding at the present time.

Transactions with Affiliates

Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to the current fiscal year, our classified payments to its executive officers as compensation and expense reimbursements as "Research and development-related party" because its executive officers received such payments through personal services corporations rather than directly. For this fiscal year and in the future, these payments have been and will be accounted for as though the payments were made directly to the officers, and not as a related party transaction. We do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

Year 2000 Issues

Many computer systems experience problems handling dates beyond the year 1999. Therefore, some computer hardware and software will need to be modified prior to the year 2000 in order to remain functional. We have completed our assessment of year 2000 issues and believe that the consequences of such issues will not have a material effect on our business, results of operations or financial condition, without taking into account any efforts by us to avoid such consequences.

New Accounting Pronouncements

In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. We began the adoption of SFAS No. 130 in our first fiscal quarter ending October 31, 1998.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 establishes standards for public business enterprises to report information about operating segments in annual financial statements and selected information in the notes thereto. SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the year of adoption, but comparative information is required in the second year of application. We do not believe that the adoption of SFAS No. 131 has had a material impact on our financial reporting.

In 1998, the FASB issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial reporting.

In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". We believe that the adoption of SOP 98-1 will not have a material impact on our financial reporting.

Item 7A. Quantitative and Qualitative Disclosures About Market Price

We have neither issued nor own any long term debt instruments, or any other financial instruments as to which we would be subject to material risks, including market risks, related to interest rate movements.

At the present time, we maintain our cash in short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in US dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short term operating needs in Canada. At the present time, with the exception of costs associated with the conduct of clinical trials in the United States and professional fees, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between US and Canadian currencies.

Item 8. Financial Statements and Supplementary Data

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders,
Generex Biotechnology Company:

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Company and Subsidiaries (a development stage company) as of July 31, 1999 and 1998, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generex Biotechnology Company and Subsidiaries as of July 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 1999 in conformity with generally accepted accounting principles (United States).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage enterprise and has suffered recurring losses and net cash outflows from operations since inception that raise substantial doubt about its ability to continue as a going concern. As such, the Company is dependent upon future capital infusions from existing and/or new investors to fund operations. Management's plans with regard to these matters are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



Withum, Smith & Brown
New Brunswick, New Jersey
September 17, 1999, except for Note 7,
"Pending Litigation," paragraph 4, which is dated October 20, 1999

INDEPENDENT AUDITORS' REPORTS

To the Board of Directors and Stockholders,
Generex Biotechnology Company:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Generex Biotechnology Company and Subsidiaries (a development stage company) for the year ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Generex Biotechnology Company and Subsidiaries for the year ended July 31, 1997 in conformity with generally accepted accounting principles (United States).





Withum, Smith & Brown                                          Mintz & Partners
New Brunswick, New Jersey                                      Toronto, Ontario
October 15, 1998                                               October 3, 1997

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                     July 31,
                                                                           ----------------------------
                                                                               1999            1998
                                                                           ------------    ------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                               $  5,633,201     $ 2,090,827
   Restricted cash                                                                --            106,527
   Short-term investments                                                       232,345           --
   Miscellaneous receivables                                                    182,413         209,090
   Other current assets                                                         119,010         131,340
                                                                           ------------     -----------
         Total Current Assets                                                 6,166,969       2,537,784

Property and Equipment, Net                                                   1,879,547       1,634,447
Deposits                                                                         66,159          82,509
Due From Related Parties                                                        776,991       1,200,968
                                                                           ------------     -----------

         TOTAL ASSETS                                                      $  8,889,666     $ 5,455,708
                                                                           ============     ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                   $    428,874     $ 1,253,003
   Current maturities of long-term debt                                         550,589         411,565
                                                                           ------------     -----------
         Total Current Liabilities                                              979,463       1,664,568

Long-Term Debt, Less Current Maturities                                         444,971         912,817
Due to Related Parties                                                          155,383         236,024
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares,
     issued and outstanding 1,000 shares at July 31, 1999 and 1998                    1               1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 14,740,683 and 11,971,272 shares
     at July 31, 1999 and 1998, respectively                                     14,741          11,971
   Additional paid-in capital                                                20,903,728       9,565,836
   Notes receivable - common stock                                             (434,903)            --
   Deficit accumulated during the development stage                         (12,975,678)     (6,736,076)
   Accumulated other comprehensive income (loss)                               (198,040)       (199,433)
                                                                           ------------     -----------
         Total Stockholders' Equity                                           7,309,849       2,642,299
                                                                           ------------     -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,889,666     $ 5,455,708
                                                                           ============     ===========



             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                            Cumulative
                                                                    For the Years Ended                     November 2,
                                                                           July 31,                        1995 (Date of
                                                     -------------------------------------------------     Inception) to
                                                         1999               1998              1997         July 31, 1999
                                                     ------------        -----------       -----------     --------------
Revenues                                             $        --         $        --        $       --      $         --

Operating Expenses:
   Research and development                             1,853,108            707,520           676,145         3,469,600
   Research and development - related party                  --              168,884            51,334           220,218
   General and administrative                           4,374,523          3,409,581           651,545         8,896,270
   General and administrative - related party                  --            314,328                --           314,328
                                                     ------------        -----------       -----------      ------------
       Total Operating Expenses                         6,227,631          4,600,313         1,379,024        12,900,416
                                                     ------------        -----------       -----------      ------------
Operating Loss                                         (6,227,631)        (4,600,313)       (1,379,024)      (12,900,416)

Other Income (Expense):
   Interest income                                         55,190                 --               --             55,190
   Interest expense                                       (67,161)           (63,291)              --           (130,452)
                                                     ------------        -----------       -----------      ------------

Net Loss                                             $ (6,239,602)       $(4,663,604)      $(1,379,024)     $(12,975,678)
                                                     ============        ===========       ===========      ============
Basic and Diluted Net Loss Per Common
   Share                                             $       (.47)       $      (.46)      $      (.25)
                                                     ============        ===========       ===========

Weighted Average Number of Shares of
   Common Stock Outstanding                            13,260,260         10,078,875         5,512,840
                                                     ============        ===========       ===========

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 1999


                                                                                    Preferred                         Notes
                                                       Common Stock                   Stock           Additional    Receivable
                                                  -----------------------       -----------------       Paid-In      - Common
                                                   Shares          Amount        Shares    Amount       Capital        Stock
                                                  ---------       -------       -------    ------     ----------     ---------

Balance - November 2, 1995 (Inception)                   --       $    --          --       $ --      $       --       $  --
Issuance of common stock for cash,
   February 1996, $.0254                            321,429           321          --         --           7,838          --
Issuance of common stock for cash,
   February 1996, $.0510                             35,142            35          --         --           1,757          --
Issuance of common stock for cash,
   February 1996, $.5099                            216,428           216          --         --         110,142          --
Issuance of common stock for cash,
   March 1996, $10.2428                               2,500             3          --         --          25,604          --
Issuance of common stock for cash,
   April 1996, $.0516                               489,850           490          --         --          24,773          --
Issuance of common stock for cash,
   May 1996, $.0512                                 115,571           116          --         --           5,796          --
Issuance of common stock for cash,
   May 1996, $.5115                                 428,072           428          --         --         218,534          --
Issuance of common stock for cash,
   May 1996, $10.2302                               129,818           130          --         --       1,327,934          --
Issuance of common stock for cash
   July 1996, $.0051                              2,606,528         2,606          --         --          10,777          --
Issuance of common stock for cash,
   July 1996, $.0255                                142,857           143          --         --           3,494          --
Issuance of common stock for cash,
   July 1996, $.0513                                 35,714            36          --         --           1,797          --
Issuance of common stock for cash,
   July 1996, $10.1847                               63,855            64          --         --         650,282          --
Costs related to issuance of common stock                --            --          --         --         (10,252)         --
Founders shares transferred for services
   rendered                                              --            --          --         --         330,025          --
Comprehensive Income (Loss):
   Net loss                                              --            --          --         --              --          --
   Other comprehensive income:
     Currency translation adjustment                     --            --           --        --              --          --
       Total Comprehensive Income (Loss)
                                                  ---------       -------       -----       ----      ----------       -----
Balance -July 31, 1996                            4,587,764       $ 4,588          --       $ --      $2,708,501       $  --
                                                  =========       =======       =====       ====      ==========       =====




                                                                      Deficit
                                                   Accumulated      Accumlated
                                                      Other         During the          Total
                                                   Comprehensive    Development     Stockholders'
                                                   Income (Loss)       Stage           Equity
                                                   ------------     -----------     ------------

Balance - November 2, 1995 (Inception)               $    --         $  --           $       --
Issuance of common stock for cash,
   February 1996, $.0254                                  --            --                8,159
Issuance of common stock for cash,
   February 1996, $.0510                                  --            --                1,792
Issuance of common stock for cash,
   February 1996, $.5099                                  --            --              110,358
Issuance of common stock for cash,
   March 1996, $10.2428                                   --            --               25,607
Issuance of common stock for cash,
   April 1996, $.0516                                     --            --               25,263
Issuance of common stock for cash,
   May 1996, $.0512                                       --            --                5,912
Issuance of common stock for cash,
   May 1996, $.5115                                       --            --              218,962
Issuance of common stock for cash,
   May 1996, $10.2302                                     --            --            1,328,064
Issuance of common stock for cash
   July 1996, $.0051                                      --            --               13,383
Issuance of common stock for cash,
   July 1996, $.0255                                      --            --                3,637
Issuance of common stock for cash,
   July 1996, $.0513                                      --            --                1,833
Issuance of common stock for cash,
   July 1996, $10.1847                                    --            --              650,346
Costs related to issuance of common stock                 --            --              (10,252)
Founders shares transferred for services
   rendered                                               --            --              330,025
Comprehensive Income (Loss):
   Net loss                                               --          (693,448)        (693,448)
   Other comprehensive income:
     Currency translation adjustment                  (4,017)              --            (4,017)
                                                                                    -----------
       Total Comprehensive Income (Loss)                                               (697,465)
                                                     -------         ---------      -----------
Balance -July 31, 1996                               $(4,017)        $(693,448)      $2,015,624
                                                     =======         =========       ==========


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 1999


                                                                                 Preferred                        Notes
                                                         Common Stock              Stock           Additional   Receivable
                                                    ----------------------    ----------------      Paid-In     - Common
                                                      Shares        Amount    Shares    Amount      Capital       Stock
                                                    ---------       ------    ------    ------     ----------   ---------
Balance - August 1, 1996                            4,587,764       $4,588      --      $   --     $2,708,501     $  --
Issuance of common stock for cash,
   September 1996, $.0509                               2,143            2      --          --            107        --
Issuance of common stock for cash,
   December 1996, $10.2421                              1,429            1      --          --         14,635        --
Issuance of common stock for cash,
   January 1997, $.0518                                 1,466            1      --          --             75        --
Issuance of common stock for cash,
   March 1997, $10.0833                                    12           --      --          --            121        --
Issuance of common stock for cash,
   May 1997, $.0513                                     4,233            4      --          --            213        --
Issuance of common stock for cash,
   May 1997, $.5060                                 4,285,714        4,286      --          --      2,164,127        --
Costs related to issuance of common
   stock, May 1997                                         --           --      --          --       (108,421)       --
Issuance of common stock for cash,
   May 1997, $10.1194                                  18,214           18      --          --        184,297        --
Issuance of common stock for cash,
   June 1997, $.0504                                   10,714           11      --          --            529        --
Issuance of common stock for cash,
   June 1997, $.5047                                   32,143           32      --          --         16,190        --
Issuance of common stock for cash,
   June 1997, $8.9810                                  29,579           30      --          --        265,618        --
Issuance of common stock for cash,
   June 1997, $10.0980                                    714            1      --          --          7,209        --
Issuance of common stock for cash,
   July 1997, $10.1214                                 25,993           26      --          --        263,060        --
Costs related to issuance of common stock                  --           --      --          --        (26,960)       --
Founders shares transferred for services
   rendered                                                --           --      --          --         23,481        --
Comprehensive Income (Loss):
   Net loss                                                --           --      --          --             --        --
   Other comprehensive income:
     Currency translation adjustment                       --           --      --          --             --        --
       Total Comprehensive Income (Loss)
                                                    ---------       ------    ----      ------     ----------     -----
Balance - July 31, 1997                             9,000,118       $9,000      --      $   --     $5,512,782     $  --
                                                    =========       ======    ====      ======     ==========     =====



                                                               Deficit
                                               Accumulated   Accumulated
                                                  Other       During the       Total
                                              Comprehensive  Development   Stockholders'
                                              Income (Loss)     Stage         Equity
                                              -------------  -----------   -------------
Balance - August 1, 1996                        $(4,017)    $  (693,448)    $2,015,624
Issuance of common stock for cash,
   September 1996, $.0509                            --              --            109
Issuance of common stock for cash,
   December 1996, $10.2421                           --              --         14,636
Issuance of common stock for cash,
   January 1997, $.0518                              --              --             76
Issuance of common stock for cash,
   March 1997, $10.0833                              --              --            121
Issuance of common stock for cash,
   May 1997, $.0513                                  --              --            217
Issuance of common stock for cash,
   May 1997, $.5060                                  --              --      2,168,413
Costs related to issuance of common
   stock, May 1997                                   --              --       (108,421)
Issuance of common stock for cash,
   May 1997, $10.1194                                --              --        184,315
Issuance of common stock for cash,
   June 1997, $.0504                                 --              --            540
Issuance of common stock for cash,
   June 1997, $.5047                                 --              --         16,222
Issuance of common stock for cash,
   June 1997, $8.9810                                --              --        265,648
Issuance of common stock for cash,
   June 1997, $10.0980                               --              --          7,210
Issuance of common stock for cash,
   July 1997, $10.1214                               --              --        263,086
Costs related to issuance of common stock            --              --        (26,960)
Founders shares transferred for services
   rendered                                          --              --         23,481
Comprehensive Income (Loss):
   Net loss                                          --      (1,379,024)    (1,379,024)
   Other comprehensive income:
     Currency translation adjustment              3,543              --          3,543
                                                                            ----------
       Total Comprehensive Income (Loss)                                    (1,375,481)
                                                -------     -----------     ----------
Balance - July 31, 1997                         $  (474)    $(2,072,472)    $3,448,836
                                                =======     ===========     ==========

             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 1999


                                                                               Preferred                         Notes
                                                       Common Stock              Stock           Additional    Receivable
                                                    -------------------     ----------------      Paid-In       - Common
                                                     Shares      Amount     Shares    Amount      Capital        Stock
                                                    ---------   -------     -------   ------     ----------     -------
Balance - August 1, 1997                            9,000,118   $ 9,000        --     $  --      $5,512,782      $  --
Issuance of warrants in exchange for
   services rendered, October 1997, $.50                   --        --        --        --         234,000         --
Exercise of warrants for cash, December
   1997, $0.0467                                      234,000       234        --        --          10,698         --
Shares issued pursuant to the January 9, 1998
   reverse merger between GBC-Delaware, Inc.
   and Generex Biotechnology Corporation            1,105,000     1,105        --        --          (1,105)        --
Issuance of preferred stock for
   services rendered, January 1998, $.001                  --        --     1,000         1              99         --
Issuance of common stock for cash,
   March 1998, $2.50                                   70,753        71        --        --         176,812         --
Issuance of common stock for cash,
   April 1998, $2.50                                   60,000        60        --        --         149,940         --
Issuance of common stock in exchange
   for services rendered, April 1998, $2.50            38,172        38        --        --          95,392         --
Issuance of common stock for cash
   May 1998, $2.50                                    756,500       757        --        --       1,890,493         --
Issuance of warrants in exchange for
   services rendered, May 1998, $.60                       --        --        --        --         300,000         --
Issuance of common stock in exchange
   for services rendered, May 1998, $2.50             162,000       162        --        --         404,838         --
Issuance of common stock for cash,
   June 1998, $2.50                                   286,000       286        --        --         714,714         --
Exercise of warrants for cash, June 1998,
   $.0667                                             234,000       234        --        --          15,374         --
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50             24,729        24        --        --          61,799         --
Comprehensive Income (Loss):
   Net loss                                                --        --        --        --              --         --
   Other comprehensive income:
     Currency translation adjustment                       --        --        --        --              --         --
       Total Comprehensive Income (Loss)
                                                   ----------    ---------  -----     -----      ----------      -----
Balance - July 31, 1998                            11,971,272   $11,971     1,000     $   1      $9,565,836      $  --
                                                   ==========   =======     =====     =====      ==========      =====



                                                                            Deficit
                                                        Accumulated       Accumulated
                                                           Other           During the         Total
                                                       Comprehensive      Development      Stockholders'
                                                       Income (Loss)         Stage            Equity
                                                       -------------      -----------       ----------
Balance - August 1, 1997                                 $    (474)       $(2,072,472)      $3,448,836
Issuance of warrants in exchange for
   services rendered, October 1997, $.50                        --                 --          234,000
Exercise of warrants for cash, December
   1997, $0.0467                                                --                 --           10,932
Shares issued pursuant to the January 9, 1998
   reverse merger between GBC-Delaware,Inc.
   and Generex Biotechnology Corporation                        --                 --               --
Issuance of preferred stock for
   services rendered, January 1998, $.001                       --                 --              100
Issuance of common stock for cash,
   March 1998, $2.50                                            --                 --          176,883
Issuance of common stock for cash,
   April 1998, $2.50                                            --                 --          150,000
Issuance of common stock in exchange
   for services rendered, April 1998, $2.50                     --                 --           95,430
Issuance of common stock for cash
   May 1998, $2.50                                              --                 --        1,891,250
Issuance of warrants in exchange for
   services rendered, May 1998, $.60                            --                 --          300,000
Issuance of common stock in exchange
   for services rendered, May 1998, $2.50                       --                 --          405,000
Issuance of common stock for cash,
   June 1998, $2.50                                             --                 --          715,000
Exercise of warrants for cash, June 1998,
   $.0667                                                       --                 --           15,608
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50                      --                 --           61,823
Comprehensive Income (Loss):
   Net loss                                                     --         (4,663,604)      (4,663,604)
   Other comprehensive income:
     Currency translation adjustment                      (198,959)                --         (198,959)
                                                                                            ----------
       Total Comprehensive Income (Loss)                                                    (4,862,563)
                                                         ---------       -----------        ----------
Balance - July 31, 1998                                  $(199,433)       $(6,736,076)      $2,642,299
                                                         =========        ===========       ==========



             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 1999


                                                                                  Preferred                           Notes
                                                        Common Stock                Stock            Additional     Receivable
                                                  ----------------------      -----------------        Paid          - Common
                                                    Shares       Amount       Shares     Amount       Capital         Stock
                                                  ----------     -------      ------     ------     -----------      --------
Balance - August 1, 1998                          11,971,272     $11,971      1,000       $  1      $ 9,565,836      $     --
Issuance of common stock for cash,
   August 1998, $3.00                                100,000         100         --         --          299,900            --
Issuance of common stock for cash,
   August 1998, $3.50                                 19,482          19         --         --           68,168            --
Redemption of common stock for cash,
   September 1998, $7.75                             (15,357)        (15)        --         --         (119,051)           --
Issuance of common stock for cash,
   September - October 1998, $3.00                   220,297         220         --         --          660,671            --
Issuance of common stock for cash,
   August - October 1998, $4.10                      210,818         211         --         --          864,142            --
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $2.50                                21,439          21         --         --           53,577            --
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $4.10                                18,065          18         --         --           74,048            --
Issuance of common stock to satisfy
   accrued liability, September 1998, $4.10          180,000         180         --         --          737,820            --
Issuance of warrants in exchange for
   services rendered, October 1998, $.26                  --          --         --         --            2,064            --
Issuance of stock options in exchange for
   services rendered, November 1998, $1.85                --          --         --         --           92,500            --
Issuance of warrants in exchange for
   services rendered, November 1998, $1.64                --          --         --         --          246,000            --
Issuance of common stock for cash,
   November 1998 - January 1999, $3.50               180,000         180         --         --          629,820            --
Issuance of common stock for cash,
   November 1998 - January 1999, $4.00               275,000         275         --         --        1,099,725            --
Issuance of common stock for cash,
   November 1998 - January 1999, $4.10                96,852          97         --         --          397,003            --
Issuance of common stock in exchange for
   services rendered, November 1998 -
   January 1999, $4.10                                28,718          29         --         --          117,715            --
Issuance of common stock for cash,
   November 1998 - January 1999, $5.00                20,000          20         --         --           99,980            --
Issuance of common stock for cash,
   November 1998 - January 1999, $5.50                15,000          15         --         --           82,485            --



                                                                      Deficit
                                                  Accumulated       Accumulatec
                                                     Other            During             Total
                                                 Comprehensive      Development      Stockholders'
                                                 Income (Loss)         Stage             Equity
                                                 -------------     ------------      ------------
Balance - August 1, 1998                           $(199,433)      $ (6,736,076)      $2,642,299
Issuance of common stock for cash,
   August 1998, $3.00                                     --                 --          300,000
Issuance of common stock for cash,
   August 1998, $3.50                                     --                 --           68,187
Redemption of common stock for cash,
   September 1998, $7.75                                  --                 --         (119,066)
Issuance of common stock for cash,
   September - October 1998, $3.00                        --                 --          660,891
Issuance of common stock for cash,
   August - October 1998, $4.10                           --                 --          864,353
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $2.50                                    --                 --           53,598
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $4.10                                    --                 --           74,066
Issuance of common stock to satisfy
   accrued liability, September 1998, $4.10               --                 --          738,000
Issuance of warrants in exchange for
   services rendered, October 1998, $.26                  --                 --            2,064
Issuance of stock options in exchange for
   services rendered, November 1998, $1.85                --                 --           92,500
Issuance of warrants in exchange for
   services rendered, November 1998, $1.64                --                 --          246,000
Issuance of common stock for cash,
   November 1998 - January 1999, $3.50                    --                 --          630,000
Issuance of common stock for cash,
   November 1998 - January 1999, $4.00                    --                 --        1,100,000
Issuance of common stock for cash,
   November 1998 - January 1999, $4.10                    --                 --          397,100
Issuance of common stock in exchange for
   services rendered, November 1998 -
   January 1999, $4.10                                    --                 --          117,744
Issuance of common stock for cash,
   November 1998 - January 1999, $5.00                    --                 --          100,000
Issuance of common stock for cash,
   November 1998 - January 1999, $5.50                    --                 --           82,500



             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

Issuance of common stock in exchange for
   services rendered, January 1999, $5.00                392          --         --         --            1,960            --
Issuance of common stock for cash,
   February 1999, $5.00                                6,000           6         --         --           29,994            --
Issuance of common stock in exchange
   for services rendered, February 1999,
   $6.00                                               5,000           5         --         --           29,995            --
Issuance of common stock for cash,
   March 1999, $6.00                                  11,000          11         --         --           65,989            --
Issuance of common stock for cash,
   April 1999, $5.50                                 363,637         364         --         --        1,999,640            --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.21                   --          --         --         --          160,500            --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.17                   --          --         --         --          317,000            --
Issuance of warrants in exchange for
   services rendered, April 1999, $2.89                   --          --         --         --          144,500            --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.27                   --          --         --         --          184,310            --
Stock adjustment                                         714           1         --         --               (1)           --
Issuance of common stock for cash,
   May 1999, $5.50                                   272,728         273         --         --        1,499,731            --
Issuance of common stock in exchange for
   services rendered, May - June 1999, $5.50          60,874          61         --         --          334,746            --
Exercise of warrants for cash, June 1999,
   $5.00                                             388,375         389         --         --        1,941,484            --
Exercise of warrants in exchange for note
   receivable, June 1999, $5.00                       94,776          95         --         --          473,787      (473,882)
Exercise of warrants in exchange for services
   rendered, June 1999, $5.00                         13,396          13         --         --           66,967            --
Reduction of note receivable in exchange for
   services rendered                                      --          --         --         --               --        38,979
Shares tendered in conjunction with warrant
   exercise, June 1999, $7.8125                     (323,920)       (324)        --         --       (2,530,301)           --
Exercise of warrants for shares tendered,
   June 1999, $5.00                                  506,125         506         --         --        2,530,119            --
Cost of warrants redeemed for cash                        --          --         --         --           (3,769)           --
Cost related to warrant redemption, June 1999             --          --         --         --         (135,431)           --
Cost related to issuance of common stock                  --          --         --         --       (1,179,895)           --
Comprehensive Income (Loss):
   Net loss                                               --          --         --         --               --            --
   Other comprehensive income:
     Currency translation adjustment                      --          --         --         --               --            --

       Total Comprehensive Income (Loss)
                                                  ----------     -------      -----       ----      -----------     ---------
Balance - July 31, 1999                           14,740,683     $14,741      1,000       $  1      $20,903,728     $(434,903)
                                                  ==========     =======      =====       ====      ===========     =========




Issuance of common stock in exchange for
   services rendered, January 1999, $5.00                 --                 --            1,960
Issuance of common stock for cash,
   February 1999, $5.00                                   --                 --           30,000
Issuance of common stock in exchange
   for services rendered, February 1999,
   $6.00                                                  --                 --           30,000
Issuance of common stock for cash,
   March 1999, $6.00                                      --                 --           66,000
Issuance of common stock for cash,
   April 1999, $5.50                                      --                 --        2,000,004
Issuance of warrants in exchange for
   services rendered, April 1999, $3.21                   --                 --          160,500
Issuance of warrants in exchange for
   services rendered, April 1999, $3.17                   --                 --          317,000
Issuance of warrants in exchange for
   services rendered, April 1999, $2.89                   --                 --          144,500
Issuance of warrants in exchange for
   services rendered, April 1999, $3.27                   --                 --          184,310
Stock adjustment                                          --                 --               --
Issuance of common stock for cash,
   May 1999, $5.50                                        --                 --        1,500,004
Issuance of common stock in exchange for
   services rendered, May - June 1999, $5.50              --                 --          334,807
Exercise of warrants for cash, June 1999,
   $5.00                                                  --                 --        1,941,873
Exercise of warrants in exchange for note
   receivable, June 1999, $5.00                           --                 --               --
Exercise of warrants in exchange for services
   rendered, June 1999, $5.00                             --                 --           66,980
Reduction of note receivable in exchange for
   services rendered                                      --                 --           38,979
Shares tendered in conjunction with warrant
   exercise, June 1999, $7.8125                           --                 --       (2,530,625)
Exercise of warrants for shares tendered,
   June 1999, $5.00                                       --                 --        2,530,625
Cost of warrants redeemed for cash                        --                 --           (3,769)
Cost related to warrant redemption, June 1999             --                 --         (135,431)
Cost related to issuance of common stock                  --                 --       (1,179,895)
Comprehensive Income (Loss):
   Net loss                                               --         (6,239,602)      (6,239,602)
   Other comprehensive income:
     Currency translation adjustment                   1,393                 --            1,393
                                                                                      ----------
       Total Comprehensive Income (Loss)                                              (6,238,209)
                                                   ---------       ------------       ----------
Balance - July 31, 1999                            $(198,040)      $(12,975,678)      $7,309,849
                                                   =========       ============       ==========


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                 Cumulative
                                                                           For the Years Ended                    November 2,
                                                                                 July 31,                       1995 (Date of
                                                              ---------------------------------------------     Inception) to
                                                                 1999              1998            1997         July 31, 1999
                                                              -----------       -----------    ------------     --------------
Cash Flows From Operating Activities:
   Net loss                                                   $(6,239,602)      $(4,663,604)   $(1,379,024)      $(12,975,678)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation                                                  79,784            31,096         10,411            123,869
     Reduction of notes receivable - common stock
       in exchange for services rendered                           38,979                --             --             38,979
     Common stock issued for services rendered                    612,175           562,253             --          1,174,428
     Stock options and warrants issued for services
       rendered                                                 1,146,874           534,000             --          1,680,874
     Preferred stock issued for services rendered                                       100             --                100
     Founders' shares transferred for services rendered                --                --          23,481           353,506
     Changes in operating assets and liabilities:
       Miscellaneous receivables                                   27,571                --       (119,967)          (142,608)
       Other current assets                                        12,610           (89,268)       (37,020)          (123,967)
       Accounts payable and accrued liabilities                   (87,134)        1,099,815        226,131          1,238,812
       Other, net                                                      --           110,317             --            110,317
                                                              -----------       -----------    -----------       ------------
         Net Cash Used in Operating Activities                 (4,408,743)       (2,415,291)    (1,275,988)        (8,521,368)

Cash Flows From Investing Activities:
   Purchase of property and equipment                            (217,018)          (16,287)       (41,987)          (292,791)
   Change in restricted cash                                      105,655          (111,250)            --             (5,595)
   Purchase of short-term investments                            (232,345)               --             --           (232,345)
   Change in deposits                                                  --           (17,601)            --            (17,601)
   Change in notes receivable                                          --           104,153       (104,153)                --
   Collection of subscriptions receivable                              --                --      1,527,606                 --
   Change in due from related parties                             428,216           154,945     (2,740,260)        (2,546,170)
   Other, net                                                          --            89,683             --             89,683
                                                              -----------       -----------    -----------       ------------
         Net Cash Provided By (Used in)
           Investing Activities                                    84,508           203,643     (1,358,794)        (3,004,819)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                            --           993,149             --            993,149
   Repayment of long-term debt                                   (416,649)          (63,389)            --           (480,038)
   Change in due to related parties                               (81,483)          236,024             --            154,541
   Proceeds from issuance of common stock, net                  8,488,798         2,959,672      2,785,212         16,616,746
   Purchase and retirement of common stock                       (119,066)              --              --           (119,066)
                                                              -----------       -----------    -----------       ------------
         Net Cash Provided By Financing Activities              7,871,600         4,125,456      2,785,212         17,165,332

Effect of Exchange Rates on Cash                                   (4,991)          (18,985)        17,251             (5,944)
                                                              -----------       -----------    -----------       ------------

Net Increase in Cash and Cash
   Equivalents                                                  3,542,374         1,894,823        167,681          5,633,201

Cash and Cash Equivalents, Beginning of Period                  2,090,827           196,004         28,323                 --
Cash and Cash Equivalents, End of Period                      $ 5,633,201       $ 2,090,827    $   196,004       $  5,633,201
                                                              ===========       ===========    ===========       ============


             The Notes to Consolidated Financial Statements are an
                       integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  1 - Organization and Business:

          Generex Biotechnology Corporation (the Company) was incorporated in the State of Delaware on April 30, 1999. Previously, the Company was incorporated in Idaho in 1983 as Green Mt. P.S., Inc. Since 1983 and prior to January 16, 1998, the Company had essentially been inactive. In January 1998, the Company, with a wholly-owned subsidiary which had been recently formed, acquired all of the outstanding capital stock of GBC - Delaware, Inc., an entity whose only asset consisted of the stock of Generex Pharmaceuticals, Inc. ("Generex Pharmaceuticals"), a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and other activities. The shareholders of GBC - Delaware, Inc. were the same shareholders of Generex Pharmaceuticals. As a result of this acquisition, the former shareholders of GBC - Delaware, Inc. acquired approximately 90 percent of the Company's outstanding capital stock. GBC - Delaware, Inc. was treated as the acquirer in this transaction for accounting purposes, and accordingly, the historical financial statements of GBC - Delaware, Inc., prior to the acquisition date, are deemed to be the historical financial statements of the Company.

          The Company is engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously.

          The Company is a development stage company, which has a very limited history of operations and has not generated any revenues from operations. The Company has no products approved for commercial sale at the present time. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

Note  2 - Basis of Preparation:

          Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development and testing of its drug candidates, and does not expect to complete the development stage and begin commercialization of its products in the foreseeable future. Management is actively pursuing various options, which include entering into strategic partnerships with large pharmaceutical companies. Since its inception, the Company has funded operations through debt and common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding will be available to meet its planned business objectives including anticipated cash needs for working capital, for a reasonable period of time. However, there can be no assurance that the Company will be able to obtain sufficient funds to continue the development of, and if successful, to commence the manufacture and sale of its drug candidates, if and when approved by the applicable regulatory agencies. As a result of the foregoing, there exists substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability of the carrying amounts of recorded assets or the amount of liabilities that might result from the outcome of this uncertainty.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  3 - Summary of Significant Accounting Policies:

          Principles of Consolidation
          The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

          Development Stage Company
          The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises."

          Cash and Cash Equivalents
          The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

          Short-Term Investments
          At July 31, 1999, short-term investments consisted of Ontario Savings Bonds bearing interest at 5 percent per annum and maturing on December 21, 1999. At July 31, 1999, the cost of the investments approximated market value.

          Property and Equipment, Net
          Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

          Research and Development Costs
          Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials. Amounts expected to be received from local governments under research and development tax credit arrangements are offset against the related expenses. Included in miscellaneous receivables is $178,763 and $153,597 of such a receivable due from the Canadian government at July 31, 1999 and 1998, respectively.

          Income Taxes
          Income taxes are accounted for under the asset and liability method prescribed by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  3 - Summary of Significant Accounting Policies (Continued):

          Stock-Based Compensation
          As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation: (SFAS
          123), the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and warrants issued to non employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

          Net Loss Per Common Share
          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires presentation of basic earnings per share (Basic EPS) and diluted earnings per share ("Diluted EPS") by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements). SFAS 128 also requires presentation of earnings per share by an entity that has made a filing or is in the process of filing with a regulatory agency in preparation for the sale of securities in a public market.

          Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Refer to Note 12 for methodology for determining net loss per share.

          Comprehensive Loss
          The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income
          (loss), which includes only foreign currency translation adjustments, is shown in the Statement of Stockholders' Equity.

          New Accounting Standards
          In March 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed for or Obtained for Internal Use." The SOP is effective for the Company beginning in fiscal 2000. After the date of adoption, the SOP will require the capitalization of certain costs to develop or obtain software for internal use that the Company currently expenses as incurred and will require expensing certain costs that the Company now capitalizes. The Company does not anticipate that the adoption of this SOP will have a material impact on the Company's consolidated financial statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  3 - Summary of Significant Accounting Policies (Continued):

          New Accounting Standards (Continued)
          In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). This statement establishes accounting and reporting guidelines for derivatives and requires an establishment to record all derivatives as assets or liabilities on the balance sheet at fair value. Additionally, this statement establishes accounting treatment for three types of hedges: hedges of changes in the fair value of assets; liabilities or firm commitments; hedges of the variable cash flows of forecasted transactions; and hedges of foreign currency exposures of net investments in foreign operations. Any derivative that qualifies as a hedge, depending upon the nature of that hedge, will either be offset through earnings against the change in fair value of the hedged assets, liabilities or firm commitments or recognized in other comprehensive income until the hedged item is recognized in earnings. SFAS 133 has been amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of Effective Date of FASB Statement No. 133 - An Amendment of FASB Statement No. 133," which has delayed the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company is analyzing the implementation requirements and does not anticipate that the adoption of these statements will have a material impact on the Company's consolidated financial statements.

          Concentration of Credit Risk
          The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible. The Company also maintains cash balances with Canadian legal counsel. Management believes the Company's credit risk on these balances to be minimal.

          Use of Estimates
          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

          Foreign Currency Translation
          Foreign denominated assets and liabilities of the Company are translated into US dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary's financial statements from local currency to US currency are recorded in the cumulative translation adjustment component of stockholders' equity.

          Financial Instruments
          The carrying values of accounts payable and accrued expenses approximate their fair values. The fair value of the Company's long-term debt is assumed to approximate its book value.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  4 - Property and Equipment:

          The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                              July 31,
                                                   ----------------------------
                                                      1999              1998
                                                   ----------        ----------

          Land                                     $  258,560        $  239,810
          Buildings and Improvements                1,555,162         1,366,956
          Furniture and Fixtures                        8,036             7,998
          Office Equipment                             61,137            60,850
          Lab Equipment                               113,550                --
          Construction in Progress                      4,513                --
                                                   ----------        ----------
          Total Property and Equipment              2,000,958         1,675,614
          Less:  Accumulated Depreciation             121,411            41,167
                                                   ----------        ----------
          Property and Equipment, Net              $1,879,547        $1,634,447
                                                   ==========        ==========

          Depreciation expense amounted to $79,784, $31,096 and $10,411 for the years ended 1999, 1998 and 1997, respectively.

Note  5 - Income Taxes:

          The Company has incurred losses since inception which have generated net operating loss carryforwards on a consolidated basis of approximately $7,900,000 at July 31, 1999 which are available to offset future taxable income. The net operating loss carryforwards arise from both United States and Canadian sources. The net operating loss carryforwards will expire in 2005 through 2019. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

          For the years ended July 31, 1999, 1998 and 1997, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

          Deferred tax assets consist of the following:

                                                              July 31,
                                                  -----------------------------
                                                      1999              1998
                                                  -----------       -----------

          Net operating loss carryforwards        $ 3,404,374       $ 2,008,795
          Research and development tax credits         69,119            75,705
          Depreciation and amortization               169,417           204,755
          Accrued liabilities                             --            118,914
                                                  -----------       -----------
             Total deferred tax assets              3,642,910         2,408,169
          Valuation allowance                      (3,642,910)       (2,408,169)
                                                  -----------       -----------

             Net deferred tax assets              $        --       $        --
                                                  ===========       ===========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 6 -  Accounts Payable and Accrued Expense:
          Accounts payable and accrued expenses consist of the following:

                                                                July 31,
                                                       -------------------------
                                                         1999            1998
                                                       --------       ----------
           Accounts Payable                            $366,927       $  336,633
           Penalty Arising from Violation of
              Financing Agreement (A)                        --          738,000
           Consulting Accruals                           61,947          151,945
           Building Purchase Liability                       --           26,425
                                                       --------       ----------
                Total                                  $428,874       $1,253,003
                                                       ========       ==========

          (A) See Note 9 for further discussion of underlying debt and penalty amount.

Note 7 - Commitments and Contingent Liabilities:

          Consulting Services
          In October 1996, the Company entered into a Consulting Agreement with its Vice President of Research and Development (the V.P.) pursuant to which, among other things, the V.P. assigned to the Company his entire right, title and interest in and to all inventions, ideas, designs and discoveries made by him during the term of such agreements which relate in any manner to the actual or demonstratably anticipated business, work, undertaking or research and development of the Company. Concurrently with execution of this Consulting Agreement, the V.P. and the Company entered into an Assignment and Assumption Agreement pursuant to which the V.P. assigned to the Company his interests in and to specific drug delivery systems, controlled release drug delivery systems, and technology patents invented/discovered/ conceived by the V.P. prior to the execution of the Agreement, including three existing patents covering insulin delivery systems, applicable to peptides and proteins; drug vaccines and hormones delivery; and controlled release of drugs and hormones (the "Existing Patents"). In addition to the Existing Patents, the V.P. assigned to the Company his interest in four US and/or Canadian patent applications and certain abstracts covering, among other things, liposomes drug delivery for vaccines, drugs, hormones, peptides and cosmetic delivery; transdermal drug delivery for proteins, peptides, hormones and small molecules; controlled release drug delivery systems for capsules, caplets, and liquid suspensions; and DNA technology relating to insulin preparation (collectively, "Other Existing Technology"). At the time of this assignment, the Existing Patents were owned of record by a Canadian corporation which was 50 percent owned by the V.P. The Company subsequently acquired the V.P.'s interest in this corporation for no additional consideration.

          Under the terms of the agreement, which expires December 31, 2004, a fee of $93,204 for each year during the term of this agreement, including expense reimbursement. In addition, the Company agreed to reimburse the V.P. for $99,095 of expense incurred in research activities prior to his association with the Company.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  7 - Commitments and Contingent Liabilities:

          Consulting Services (Continued)
          In November 1998, the Company entered into a consulting agreement with an individual to assist the Company in testing and evaluating the use of the Company's oral insulin formulation to reduce fibroid tissue and serve on the Company's Scientific Advisory Board. As part of the consultant's compensation, the Company granted the consultant options to purchase 50,000 shares of the Company's common stock at an exercise price of $8.00 per share. The agreement shall terminate on December 31, 2000.

          In February 1999, the Company entered into an agreement, which was amended and replaced by an April 1999 agreement, with an investment banker. Under the terms of the amended agreement, the investment banker will act as the Company's exclusive investment advisor, exclusive private placement agent and exclusive investment banker for a period of five months. In conjunction with the February agreement, the investment banker received warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share during a five-year period. Under the April 1999 agreement, the investment banker received warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share during a five-year period. The amended agreement also provided for the grant of an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $7.50 per share during a five-year period for assisting in obtaining financing in an agreed upon and stated amount. The warrant was earned in the quarter ended April 30, 1999. In the event of a private placement of the Company's securities, the investment banker is entitled to (i) a transaction fee, (ii) expense allowance and (iii) placement agent warrants equal to 10 percent of the ownership given to any equity raised. Finally in the event that the Company enters into a merger, acquisition, or sale transaction with a party introduced by the investment banker, cash compensation will be paid based on an agreed upon formula.

          Leases
          The Company has entered into various lease agreements for the use of vehicles and office equipment.

          Aggregate minimum annual lease commitments of the Company as of July 31, 1999 are as follows:
                  Year                                             Amount
                  ----                                            -------
                  2000                                            $20,489
                  2001                                             10,725
                  2002                                              5,062
                  Thereafter                                          254
                                                                  -------

                  Total Minimum Lease Payments                    $36,530
                                                                  =======

          Lease expense amounted to $19,240, $50,757 and $9,206 for the years ended July 31, 1999, 1998 and 1997, respectively.

          The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  7 - Commitments and Contingent Liabilities (Continued):

          Rental Operations
          The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate amount of sublease income to be received in years ending after July 31, 1999:

                     Year                                    Amount
                     ----                                   --------
                     2000                                   $104,281
                     2001                                     19,570
                     2002                                         --
                                                            --------
                        Total                               $123,851
                                                            ========

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

          During a series of hearings before a NYSE arbitration panel commencing June 8, 1999, Sands amended its claim to include, in the alternative, an entitlement in the form of an order of specific performance with regard to the issuance of the warrant as discussed in the October 1997 letter.

          By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the October 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. The award must be confirmed by a court of appropriate jurisdiction. The Company intends to seek relief from the award by requesting, among other things, a New York State court to vacate the award on various legal grounds. However, the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  7 - Commitments and Contingent Liabilities (Continued):

          Pending Litigation (Continued)

          GPI is also contesting a claim for wrongful dismissal in the amount of approximately $300,000 plus special damages, interest and costs. The Company believes that the plaintiff was never employed by the Company or any of its subsidiaries and that the case is without merit.

          An action was also commenced against GPI and other companies and individuals seeking approximately $3,965,000 for allegedly causing certain adverse consequences of a plaintiff's investment in a particular company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. On December 9, 1999 an application was filed to set aside the notice of default and permit the Company to enter a statement of defense. The Company expects certain discovery proceedings required by the court to be completed in October 1999, and to proceed with its application to set aside the notice of default promptly thereafter. The Company cannot now predict whether it will succeed in setting aside the notice of default. Failure to do so would preclude the Company from contesting the issue of liability. The Company, however, would be permitted to contest the amount of damages, if any, the plaintiff as a result of the Company's actions or the actions for which the Company is legally responsible.

          In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of the Company's Common Stock, and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. On May 11, 1999, the Company responded to the complaint in this action, however, discovery has not begun. The Company has also filed a counterclaim against MQS, Inc. for breach of contract. The Company is unable to predict the outcome of this litigation at this time. However, does not expect that the ultimate resolution of this matter will have a material effect on its results of operations and financial condition.

          With respect to all litigation, as additional information concerning the estimates used by the Company become known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.

          Pending Property Acquisition
          Under an agreement entered into in July 1998, the Company has committed to purchase commercial property in South America for $418,000 upon the completion of construction. As of July 31, 1999 and 1998, the Company has a $66,159 deposit outstanding on the property.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  8 - Related Party Transactions:

          The amounts due from (to) related parties at July 31 are as follows:

                                                                                                Golden
                                            The          Angara     Angara          Ching        Bull
                                         Great Tao      Equities  Investments,     Chew An      Estates,
                                            Inc.           Inc.       Inc.        Breweries       Inc.        EBI, Inc.
                                         ---------      --------  ------------    ---------    ---------     ----------
          Beginning Balance,
             August 1, 1996              $  54,557      $330,495    $     --      $     --     $      --     $      --
          Cash advance                          --            --          --            --            --      2,182,294
          Company expenses
             paid by related parties            --        (9,206)         --            --            --             --
          Related party expenses
             paid by the Company            73,067       500,867          --            --            --             --
          Other                               (996)       (6,513)         --            --            --        (11,527)
                                         ---------      --------    --------      --------     ---------     ----------
          Ending Balance,
             July 31, 1997                 126,628       815,643          --            --            --      2,170,767
          Purchase of properties                --           --           --            --            --     (1,204,640)
          Cash collection                       --      (403,639)         --            --            --       (441,548)
          Company expenses
             paid by related parties      (352,384)      (22,171)   (277,962)      (29,481)     (209,637)            --
          Related party expenses
             paid by the Company           122,338       293,976     136,644        29,381       468,851             --
          Other                              1,263       (63,928)      7,543             6       (13,837)      (188,869)
                                         ---------      --------    --------      --------     ---------     ----------
          Ending Balance,
             July 31, 1998                (102,155)      619,881    (133,775)          (94)      245,377        335,710
          Cash advance                          --       (83,016)         --            --            --             --
          Company expenses
             paid by related parties            --      (264,091)    (60,810)           --       (81,265)            --
          Related party expenses
             paid by the Company                --           155     142,294            --            --             --
          Other                               (483)        1,771        (360)           --           886          1,583
                                         ---------      --------    --------      --------     ---------     ----------
          Ending Balance,
             July 31, 1999               $(102,638)     $274,700    $(52,651)     $    (94)    $ 164,998     $  337,293
                                         =========      ========    ========      ========     =========     ==========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related Party Transactions (Continued):

          The above information is summarized and included in the consolidated balance sheets as follows:

                                             Due From           Due to
                                             Related           Related
                                             Parties           Parties
                                            ---------         ---------
          July 31, 1999
          -------------
          The Great Tao, Inc.               $      --         $ 102,638
          Angara Equities, Inc.               274,700                --
          Angara Investments, Inc.                --             52,651
          Ching Chew An Breweries                  --                94
          Golden Bull Estates, Inc.           164,998                --
          EBI, Inc.                           337,293                --
                                           ----------         ---------
             Total                         $  776,991         $ 155,383
                                           ==========         =========

          July 31, 1998
          -------------
          The Great Tao, Inc.               $      --         $ 102,155
          Angara Equities, Inc.               619,881                --
          Angara Investments, Inc.                 --           133,775
          Ching Chew An Breweries                  --                94
          Golden Bull Estates, Inc.           245,377                --
          EBI, Inc.                           335,710                --
                                           ----------         ---------
             Total                         $1,200,968         $ 236,024
                                           ==========         =========

          These amounts are non-interest bearing. There are no fixed terms of repayment.

          Each of the above related parties is owned in whole or in part by the Company's Chairman of the Board. In addition, EBI, Inc. and Golden Bull Estates, Inc. are shareholders of the Company.

          Management feels that all related party expenses provided by such parties were transacted at terms and amounts that would have been obtained had the transactions been consummated with unrelated third parties. The exception to this is rent expense in 1997 and the non-recording of interest income and expense on the balances due to/from related parties. The Company estimates the following additional amounts would have been recorded if such transactions were consummated under arms length agreements:


                                              For the Years Ended July 31,
                                       -----------------------------------------
                                         1999             1998             1997
                                       -------          --------         -------
          Rental Expense               $    --          $     --         $36,826
          Interest Income              $79,118          $273,429         $75,488
          Interest Expense             $18,117          $113,064         $   339

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note  8 - Related Party Transactions (Continued):

          The interest income/expense amounts were computed at estimated prevailing rates based on the average receivable/payable balance outstanding during the periods reflected. The average receivable amount was $988,980 and $3,621,422 during the years ended 1999 and 1998, respectively. The average amount payable was $190,704 and $1,043,413 during the years ended 1999 and 1998, respectively.

          As of July 31, 1999, the Company's three senior officers, who are also shareholders of the Company were compensated indirectly by the Company through a management services contract between the Company and a management firm of which they were equal owners. The amounts paid to this management firm amounted to $388,420, $280,000 and $-0- for the years ended July 31, 1999, 1998 and 1997, respectively.

          Prior to December 17, 1997, the Company occupied its executive offices at Harbour Square Business Center under an Occupancy Agreement between Generex Pharmaceuticals, Inc. (GPI), Angara Equities, Inc. and 1097346 Ontario, Inc. (the Angara/1097346 lease) pursuant to which GPI paid Angara a monthly occupancy fee of approximately $4,200 CAD, which represents the rental and other charges allocable to it space under Angara's lease for space, which included the Company's offices, 1097346 Ontario, Inc., the owner of the space. Angara Equities, Inc. is owned by the Company's Chairman of the Board. On December 17, 1997, GPI terminated the Angara/1097346 lease.

          See Note 7 for discussion of consulting agreement with the Vice President of Research and Development.

          During fiscal year 1998, the Company purchased two buildings from the father of the Company's Chairman of the Board. The total purchase price was $984,343.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note  9 - Long-Term Debt:

          Long-term debt consists of the following:

                                                                                             July 31,
                                                                                     ------------------------
                                                                                       1999           1998
                                                                                     --------      ----------

          Mortgage payable - interest at 10.5 percent per annum, monthly payments of interest only, principal due on March 20, 2000, secured by real property located at 33 Harbour Square, Toronto, Canada, Suite
          3501, which is owned personally by the Company's Chairman of the
          Board, and Suite 202                                                       $530,997      $  528,506

          Mortgage payable - interest at 9.25 percent per annum, final payment due February 1, 2001, secured by real property located at 98 Stafford
          Drive, Brampton, Canada and 1740 Sismet Road, Mississauga, Canada           381,595         402,126

          Note payable - inclusive of interest, balance originally was to be
          paid in full June 1998 (A)                                                       --         393,750

          Mortgage payable - interest at 12 percent per annum, monthly payments of interest only, principal originally due on September 9, 1999, due date extended until September 9, 2000, secured by real property
          located at 17 Carlaw Avenue, Toronto, Canada                                 82,968              --
                                                                                     --------      ----------

          Total Debt                                                                  995,560       1,324,382
          Less Current Maturities                                                     550,589         411,565
                                                                                     --------      ----------
          Long-Term Debt, Less Current Maturities                                    $444,971      $  912,817
                                                                                     ========      ==========


         (A) Pursuant to an agreement, the Company originally agreed that in the event that the common stock, or their equivalent, were not listed or quoted for trading on a public market in North America within ninety (90) days of the agreement, the Company shall pay the sum of $300,000 as damages within five (5) days of the end of such 90 day period. This milestone was not achieved by the Company. However, upon mutual agreement, the Company issued shares of its common stock subsequent to year-end. The value of this settlement is included in accounts payable and accrued expenses at July 31, 1998 (see Note 6).

          Aggregate maturities of long-term debt of the Company due within the next five years ending July 31, are as follows:

                        Year                                    Amount
                        ----                                   --------
                        2000                                   $550,589
                        2001                                    444,971
                        2002                                         --
                        2003                                         --
                        2004                                         --
                                                               --------
                           Total                               $995,560
                                                               ========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Stockholders' Equity:

          Reverse Merger
          On January 9, 1998, the Company issued 9,234,118 of common stock to acquire GBC - Delaware, Inc. (see Note 1). For accounting purposes, the acquisition of GBC - Delaware, Inc. by the Company has been treated as a reverse merger. Accordingly, the 9,234,118 shares issued to acquire GBC - Delaware, Inc. have been treated as outstanding from November 2, 1995 (as adjusted for historical issuances of GBC - Delaware, Inc. and Generex Pharmaceuticals, Inc. during the period from November 2, 1995 to January 8, 1998) and the previously outstanding 1,105,000 shares have been treated as issued on the acquisition date. Since the assets and liabilities acquired on this date were immaterial, no amounts have been assigned to common stock as a result of this transaction.

          Warrants
          As of July 31, 1999, the Company has the following warrants to purchase common stock outstanding:

          Number of Shares         Warrant Exercise                Warrant
          To be Purchased           Price Per Share            Expiration Date
          ----------------         -----------------          -----------------
              500,000                   $ 2.50                March 31, 2003
               56,364                   $ 5.50                April 26, 2004
               50,000                   $ 6.00                February 16,2004
              100,000                   $ 6.00                April 6, 2004
               50,000                   $ 7.50                April 6, 2004
              150,000                   $10.00                November 17, 2003
                7,937                   $21.82                September 6, 2002

          Notes Receivable - Common Stock
          In conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants, the Company accepted two separate promissory notes for $50,000 and $423,702. These notes bear interest at 7.0 percent per annum. The payment of principal and accrued interest are due on December 1, 1999 and June 4, 2001, respectively. As of July 31, 1999, the notes receivable amounted to $50,000 and $384,903.

          Stock Redemption
          Under the terms of a settlement, determined in an Ontario, Canada Court, the Company agreed to purchase 15,357 shares from a shareholder. The total purchase price of $140,873 included $119,066, which was charged against additional paid in capital for the stock redemption and $21,807, which was recorded as litigation settlement expense which represents the excess paid over the fair value of the Company's common stock at the time of settlement. The settlement was concluded in September 1998.

          Preferred Stock
          The Company has authorized 1,000,000 shares with a par value of one-tenth of a cent ($.001) per share of preferred stock. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company's Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. Other than the Special Voting Rights Preferred Stock, described below, there are no shares of preferred stock currently issued and outstanding.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Stockholders' Equity (Continued):

          Special Voting Rights Preferred Stock
          The Company has issued 1,000 shares of Special Voting Rights Preferred Stock (SVR) with a par value of $.001. The Company has the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share. Holders of SVR Shares are not entitled to vote, except as specifically required by Idaho law or in the event of change in control, as defined. In addition, holders of SVR Shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock.

          Founders' Shares Issued for Services
          During the year ended July 31, 1997 and for the period November 2, 1995 (date of inception) to July 31, 1996, the Company recorded additional compensation expense of $23,481 and $330,025, respectively. These amounts were recorded to reflect the fair value of services rendered to the Company by various individuals to whom shares of the Company's common stock were transferred from the Company's founders.

          For the above transactions, management utilized the value of the Company's stock consistent with other stock transactions in which the value of the Company's stock was clearly ascertainable. Management feels that this methodology resulted in a reasonable valuation of these services being provided to the Company.

Note 11 - Stock Based Compensation:

          1998 Stock Option Plan
          On January 22, 1998, the Company's Board of Directors approved the 1998 Stock Option Plan (the 1998 Plan), subject to shareholder approval of the 1998 Plan, and reserved 1,000,000 shares of common stock for issuance upon options granted under the 1998 Plan.

          The 1998 Plan was not submitted for shareholder approval and terminated on February 1, 1999. A new plan, the 1999 Stock Option Plan, (the Plan) substantially identical to the 1998 Plan, has been adopted. In addition, the number of shares of common stock reserved for issuance upon options granted was increased from 1,000,000 to 1,500,000. All options granted under the 1998 Plan are not affected by the termination.

          The Plan presently is administered by the Board of Directors, but the Board may establish a Stock Option Committee (the Committee), which consists of at least three directors, to administer the Plan. References to the Committee herein include the Board of Directors so long as it continues to administer the Plan directly.

          The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of, the options. The Committee also is authorized to prescribe, amend and rescind terms relating to options granted under the Plan and the interpretation of options. Generally, the interpretation and construction of any provision of the Plan or any options granted thereunder is within the discretion of the Committee.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock Based Compensation (Continued):

          The Plan provides that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. "Non-Qualified Options." The options granted by the Board in connection with its adoption of the Plan are Non-Qualified Options.

          The following is a summary of the common stock options granted, canceled or exercised under the Plan:

                                                              Exercise Price Per
                                                 Shares             Share
                                                 -------      -----------------
          Outstanding - August 1, 1998               --                --
          Granted                                50,000             $8.00
          Canceled                                   --                --
          Exercised                                  --                --
                                                 ------             -----
          Outstanding - July 31, 1999            50,000             $8.00
                                                 ======             =====

          The following table summarizes information on stock options outstanding at July 31, 1999:

                                                     Options Outstanding                  Options Exercisable
                                    ---------------------------------------------      ---------------------------
                                                          Weighted
                                        Number            Average       Weighted          Number         Weighted
                                      Outstanding       Contractual      Average        Exercisable       Average
              Range of                    at               Life         Exercise            at           Exercise
           Exercise Price           July 31, 1999         (Years)         Price        July 31, 1999       Price
           --------------           ------------        -----------     ---------      -------------     ---------
              $8.00                    50,000               4.25          $8.00            50,000          $8.00


          There is no proforma disclosure of the loss that would have resulted from the use of SFAS 123 because the only options issued in the plan to date have been to non-employees, and as required under SFAS 123, these stock options have been recorded at fair value.

Note 12 - Net Loss Per Share:
          Basic EPS and Diluted EPS for the years ended July 31, 1999, 1998 and 1997 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants have been excluded from the computation of Diluted EPS as they are antidilutive.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 13 - Supplemental Disclosure of Cash Flow Information:

                                                  For the Years Ended July 31,
                                             -----------------------------------
                                              1999          1998           1997
                                             -------       -------        ------

          Cash paid during the year for:
             Interest                        $67,161       $63,291        $   --
             Income taxes                    $    --       $    --        $   --

          Disclosure of non-cash investing and financing activities:

          Year Ended July 31, 1999
          ------------------------
             Long-term debt was assumed in conjunction with acquisition
               of property                                                        $   82,968
             Settlement of liability arising from the violation of financing
               agreement with issuance of common stock                            $  738,000
             Deposit was utilized to acquire property and equipment               $   16,740
             Notes receivable were accepted in conjunction with issuance
               of common stock                                                    $  473,881

          Year Ended July 31, 1998
          ------------------------
             Miscellaneous receivable acquired with long-term debt                $   58,516
             Long-term debt was assumed in conjunction with acquisition
               of property and equipment                                          $  402,126
             Acquisition of property and equipment with collection of
               related party receivables                                          $1,204,640
             Acquisition of a deposit on property and equipment with
               collection of related party receivables                            $   68,000

Note 14 - Segment Information:

          Effective August 1, 1998, the Company became subject to Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information: (SFAS 131). SFAS 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

          The Company has two reportable operating segments, United States and Canada, which are organized, managed and analyzed geographically and operate in one industry segment: the development of proprietary drug delivery technology focused on formulations to administer large molecule drugs by mouth. The Company evaluates operating segment performance based primarily certain operating expenses.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Segment Information (Continued):

          The regions to which the Company had identifiable assets and operating losses are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area. Corporate assets include cash, restricted cash, other current assets, and due from related parties. Operating loss by geographic segment does not include an allocation of general corporate expenses.

                                                 Identifiable        Operating
                                                    Assets              Loss
                                                 ------------       ----------
               1999
               ----
          United States                           $       --        $       --
          Canada                                   2,128,611         2,846,662
          General Corporate                        6,761,055         3,380,969
                                                  ----------        ----------
               Total                              $8,889,666        $6,227,631
                                                  ==========        ==========

               1998
               ----
          United States                           $       --        $       --
          Canada                                   1,926,046         3,565,378
          General Corporate                        3,529,662         1,034,935
                                                  ----------        ----------
               Total                              $5,455,708        $4,600,313
                                                  ==========        ==========

               1997
               ----
          United States                           $       --        $     --
          Canada                                     316,943         1,379,024
          General Corporate                        3,355,832                --
                                                  ----------         ---------
               Total                              $3,672,775        $1,379,024
                                                  ==========        ==========

Note 15 - Subsequent Events (Unaudited):

          Subsequent events occurring after July 31, 1999 consist of the following:

          On August 30, 1999, the Company settled the outstanding mortgages securing 98 Stafford Drive, Brampton, Canada and 1740 Sismet Road, Mississauga, Canada for a total payout figure of approximately $408,165.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to our "reverse acquisition " of Generex Pharmaceuticals, Inc. in January 1998, our financial statements were audited by Jack F. Burke, Jr. Because, under "reverse acquisition" accounting rules, our financial statements reflect the historical financial statements of Generex Pharmaceuticals, Inc. ("GPI"), we dismissed Mr. Burke and engaged new auditors, Withum, Smith & Brown, to perform the audit on our financial statements as of and for the year ended July 31, 1998. We also engaged Withum, Smith & Brown and Mintz & Partners to perform a joint audit on our financial statements as of July 31, 1997 and for the year then ended and for the period November 2, 1995 (date of inception) to July 31, 1996. Mintz & Partners had been the auditors for GPI prior to our acquisition of GPI. Mintz & Partners was not engaged to audit our financial statements as of and for the year ended July 31, 1998, and its engagement as our auditor is deemed to have terminated on September 23, 1998, which was the effective date of Withum, Smith & Brown's engagement.

Mr. Burke's and Mintz & Partners' reports on our financial statements for the fiscal years ending prior to July 31, 1998, did not contain an adverse opinion, a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles, nor are we aware of any disagreements with Mr. Burke or Mintz & Partners about any accounting or audit issues in the two fiscal years and interim periods prior to their dismissal or termination as auditors.

The change in auditors was recommended and approved by our Board of Directors.

Prior to our engagement of Withum, Smith & Brown and Mintz & Partners (the latter through July 31, 1997 only) as auditors, we had no consultations with such auditors, and is unaware of any such consultation by anyone on its behalf, concerning any specific accounting matter or transaction other than the need to prepare the historical financial statements at GPI in accordance with US GAAP, and that such financial statements would be required to be prepared in accordance with and conform to Regulation S-X requirements.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors

The current executive officers and directors of are as follows:

Name                     Age         Position
----                     ---         --------
E. Mark Perri            37          Chairman, Chief Financial Officer
                                     and a Director

Anna E. Gluskin          48          President, Chief Executive Officer
                                     and a Director

Pankaj Modi, Ph.D.       45          Vice President of Research & Development
                                     and a Director

Rose C. Perri            32          Chief Operating Officer, Secretary,
                                     Treasurer and a Director

Mark Perri and Rose Perri are siblings. There are no other family relationships among our officers and directors.

E. Mark Perri - Mr. Perri has served as the our Chairman and Chief Financial Officer since the acquisition of Generex Pharmaceuticals in January 1998. He has held comparable positions with Generex Pharmaceuticals since its organization in 1995. Mr. Perri devotes approximately 90% of his time to his duties as Chairman. The remainder of his time is devoted to private business interests that are majority owned by Mr. Perri, his sister Rose, who also is our officer and director, other members of the Perri family and, in some cases, Anna Gluskin, who also is our officer and director. These interests include Golden Bull Estates, Ltd. and Perri Rentals, which own, lease and/or operate commercial and residential real estate in the Toronto area. They also include Angara Investments, Inc., Angara Equities, Inc. and Ching Chew An Breweries, Inc. which are engaged in the distribution of chemicals, generic prescription and non-prescription drugs, beer, vodka and other products in Central America, South America, China and republics of the former Soviet Union. Mr. Perri's interests also include Perri International, Inc., which holds interest in biotechnological companies in Europe. Mr. Perri also has minority interests in a number of private companies which do not require a significant investment of his time. Between February 1994 and the organization of Generex Pharmaceuticals in November 1995, Mr. Perri devoted one hundred percent (100%) of his time to the investments and business interests described in this paragraph, as well as to pre-incorporation activities on behalf of Generex Pharmaceuticals.

Mr. Perri holds a Bachelor of Arts degree from the University of Waterloo and a University of Toronto Masters (MLS) designation.

Anna E. Gluskin - Ms. Gluskin has served as our President and Chief Executive Officer since the acquisition of Generex Pharmaceuticals. Prior to that time, she held comparable positions with Generex Pharmaceuticals. Prior to her association with Generex Pharmaceuticals, Ms. Gluskin was engaged in the real estate business in the Toronto area as an independent real estate broker, and in pre-incorporation activities on behalf of Generex Pharmaceuticals. Ms. Gluskin has, since August 1997, served as Chairman and Chief Executive Officer of Interlock Consolidated, Inc., an inactive, non-trading Canadian public company that previously had engaged in the sale of prefabricated housing. Ms. Gluskin is also a minority shareholder of Golden Bull Estates, Ltd., Angara Investments, Inc., Angara Equities, Inc. and Ching Chew An Breweries, Inc., private companies that are majority-owned by Mark and Rose Perri.

Ms. Gluskin holds a Masters degree in Microbiology and Genetics from Moscow State University.

Pankaj Modi, Ph.D. - Dr. Modi served as our Vice President, Research and Development, since December 1997. Prior that time, Dr. Modi was Director of Insulin Research for Generex Pharmaceuticals, a position he assumed in October 1996. Prior to joining Generex Pharmaceuticals, Dr. Modi was engaged in independent research and was employed as a senior research assistant at McMaster University from February 1994 through October 1996. Dr. Modi is our chief scientific officer and substantially all of the Company's intellectual property is based upon discoveries and other work product by Dr. Modi.

Dr. Modi was educated at the University of Bombay, India and received his Bachelor of Science degree in Biology, Physics and Chemistry in 1975. His post-graduate education is extensive and includes a Master of Science degree in Chemical Engineering (Brooklyn Polytechnic University, 1976); a Master of Science degree in Polymeric Materials/Biomedical Sciences (Brooklyn Polytechnic University, 1976); a Master of Business Administration degree (University of Dallas, U.S.A., 1978) and a Doctorate in Biomedical Sciences/Biopolymeric Materials (University of Toronto, 1992).

Rose C. Perri - Ms. Perri has served as our Secretary and Treasurer since January, 1998, and as our Chief Operating Officer since August, 1998. She was secretary of Generex Pharmaceutical since its inception. Ms. Perri devotes less than ten percent (10%) of her time to business interests controlled by the Perri family, principally Perri Rentals, Inc. Between February, 1994 and the organization of Generex Pharmaceuticals in November, 1995, Ms. Perri devoted one hundred percent (100%) of her time to business interests controlled by the Perri family as well as pre-incorporation activities on behalf of Generex Pharmaceuticals.

Ms. Perri graduated from the University of Toronto in 1990 with a Bachelor of Arts degree and completed the Business Administration Studies program at York University in 1993.

Other Key Employees and Consultants

Slava Jarnitskii is our Financial Controller. He began his employment with Generex Pharmaceuticals in September, 1996. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii was a graduate student at York University. He received an MBA degree from York University in September, 1996.


Item 11. Executive Compensation.


Compensation of Executive Officers

We compensate Mark Perri, Rose Perri, and Anna Gluskin indirectly through a Management Services Agreement with The Great Tao, Inc. The Great Tao, Inc., is a management firm of which Mr. Perri, Ms. Perri and Ms. Gluskin are equal owners. The Agreement does not have a definite term. Their current combined yearly compensation through this Agreement is $450,000 CAD (approximately $299,000 US).

The following table sets forth compensation to Anna Gluskin, Mark Perri and Rose Perri in the last two fiscal years. Except as set forth in the table, none of our officers received salaries and bonus exceeding $100,000 in those years. Mark Perri, Rose Perri and Anna Gluskin also have received substantial benefits from us through non-interest bearing loans. These are discussed in Item 13 of this Report.

                                            Summary Compensation Table

                                        Annual Compensation                        Long-Term Compensation
                                   ------------------------------     -------------------------------------------------
                                                                               Awards              Payouts
                                                                      ------------------------     -------
                                                          Other                     Securities
                                                          Annual      Restricted    Underlying                All Other
                        Year                              Compen-        Stock       Options/       LTIP       Compen-
  Name and Prin-       Ended       Salary      Bonus      sation       Award(s)        SARs        Payouts     sation
  cipal Position      July 31        ($)        ($)        ($)           ($)           (#)           ($)         ($)
  --------------      -------      ------      -----      -------     ----------    ----------     -------    ---------
        (a)             (b)          (c)        (d)        (e)           (f)           (g)           (h)         (i)
Anna E. Gluskin,        1999       136,483      -0-         *            -0-           -0-           -0-         -0-
Chief Executive         1998        92,488      -0-         *            -0-           -0-           -0-         -0-
Officer


E. Mark Perri,          1999       120,777      -0-         *            -0-           -0-           -0-         -0-
Chief Financial         1998        92,488      -0-         *            -0-           -0-           -0-         -0-
Officer


Rose C. Perri,          1999       120,777      -0-         *            -0-           -0-           -0-         -0-
Chief Operating         1998        92,488      -0-         *            -0-           -0-           -0-         -0-
Officer


------------

* Less than $50,000

Salaries are stated in the table in U.S. dollars and are based on the Canadian/U.S. dollar exchange rate on July 31, 1999 and 1998, respectively. This amount represents compensation which Ms. Gluskin received through The Great Tao, Inc., as discussed above.

Directors' Compensation, Other Compensation

None of our directors received compensation in the past fiscal year for their services as directors.

None of our officers or directors received any options or stock appreciation rights during the year, or owned any options or stock appreciation rights at year end.

We have no long term incentive plans or defined benefit or actuarial pension plans.

Corporate Governance Standards

We have applied to have our Common Stock approved for quotation on The Nasdaq Stock Market, Inc. National Market System under the symbol "GNBT". Companies that are quoted on Nasdaq NMS must have at least two independent directors, and an audit committee of which a majority of the members are independent directors. We do not now have any independent directors, but expect to add a minimum of two independent directors to our Board of Directors in connection with the listing of our shares on Nasdaq.

Limitation of Directors' Liability

Our Certificate of Incorporation provides that no director of Generex will be personally liable to us or any of our stockholders for monetary damages arising from the director's breach of fiduciary duty as a director. This limitation does not apply to:

     o    Liability from a director's breach of his duty of loyalty;

     o Liability from a director's acts or failures to act which were not done in good faith or involved intentional misconduct or knowing violation of law;

     o    Liability for unlawful dividends or distributions;

     o Liability in the event of a transaction in which the director derived an improper personal benefit.

We believe that these provisions will assist us in attracting and retaining qualified individuals to serve as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management.


The table on the following page sets forth information regarding the beneficial ownership of our common stock by:

     o    Our executive officers and directors;

     o    All directors and executive officers as a group; and

     o Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in this table is as of October 22, 1999. At that date, we had 14,743,183 shares outstanding.

In addition to our common stock, we have outstanding 1,000 shares of our Special Voting Rights Preferred Stock. All of these shares are owned by Dr. Pankaj Modi.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days. None of the persons listed in the following table owns any options or warrants.

In computing the percentage ownership of shares after this offering, we have assumed that all Placement Warrants will be exercised. None of the persons named below owns any Placement Warrants. Accordingly, the number of shares owned by such persons is the same before and after the offering, and only their percentage ownership will change.


                Name and Address of
                  Beneficial Owner                                           Beneficial Ownership
                -------------------                            -----------------------------------------------
                                                               Number of
                                                                 Shares                       Percent of Class
                                                               ---------                      ----------------
(i)  Directors and Executive Officers

E. Mark Perri
33 Harbour Square, Ste. 3502
Toronto, Ontario                                              4,247,842(1)                           28.8%
M5J 2G2

Anna E. Gluskin
33 Harbour Square, Ste. 2409                                  1,188,127(2)                            8.1%
Toronto, Ontario
M5J 2G2

Rose C. Perri
33 Harbour Square, Ste. 2409
Toronto, Ontario                                              1,188,026(2)                            8.1%
M5J 2G2

Pankaj Modi, Ph.D.
519 Golf Links Road
Ancaster, Ontario                                             1,100,200(3)                            7.5%
L9G 4X6

Officers and directors as a group                             7,724,105                              52.4%
(4 persons)

(ii) Other Beneficial Owners

EBI, Inc. In Trust
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260                                                  1,441,496(4)                            9.8%
Providencials
Turks and Calcos Islands
British West Indies

GHI, Inc. In Trust
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260                                                  2,500,050(5)                           16.9%
Providencials
Turks and Calcos Islands
British West Indies


(1) Includes 45,974 shares owned of record by Mr. Perri, and a total of 1,529,382 shares beneficially owned by Mr. Perri but owned of record by EBI, Inc. (1,100,000 shares), GHI, Inc. (124,050 shares) and First Marathon Securities Corp (305,332 shares). Also includes 2,376,000 shares owned of record by GHI, Inc. and 341,496 shares owned of record by EBI, Inc., which Mr. Perri may be deemed to beneficially own because of his power to vote the shares, but which are beneficially owned by other shareholders because they are entitled to the economic benefits of the shares.

(2)  Includes 1,188,000 shares owned of record by GHI, Inc.

(3) Dr. Modi also owns all the outstanding shares of our Special Voting Rights Preferred Stock. This stock is not convertible into common stock.

(4) These shares also are deemed to be beneficially owned by Mark Perri because he has the sole power to vote the shares. Mr. Perri also has investment power and otherwise is entitled to the economic benefits of ownership of 1,100,000 of the shares owned of record by EBI, Inc.

(5) These shares also are deemed to be beneficially owned by Mark Perri because he has the sole power to vote the shares. Mr. Perri also has investment power and is otherwise entitled to the economic benefits of ownership of 124,050 of the shares owned of record by GHI, Inc. Anna Gluskin and Rose Perri each own beneficially 1, 188,000 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits of the ownership of such shares.


Item 13. Certain Relationships and Related Transactions.


We were incorporated in 1983 as Green MT. P.S., Inc., but we were inactive for a number of years prior to January 1998, when we acquired Generex Pharmaceuticals, Inc. When we acquired Generex Pharmaceuticals, Inc., we changed our corporate name to "Generex Biotechnology Corporation". In that transaction, the former shareholders of Generex Pharmaceutical acquired approximately 89% of our common stock, and our pre-transaction shareholders retained approximately 11% of our common stock. Prior to our acquisition of Generex Pharmaceuticals in January 1998, Generex Pharmaceuticals was a private company.

Unless otherwise indicated, the transactions described below occurred prior to our acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. We presently have a policy requiring approval by stockholders or by a majority of disinterested directors to approve transactions in which one of our directors has a material interest apart from such director's interest in Generex.

Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing our oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI, Inc. until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the fiscal year ended July 31, 1998, a total of $2,491,835 CAD was repaid by EBI. No further repayments were made in the year ended July 31, 1999. Accordingly, the a balance due from EBI at July 31, 1999, was $508,165 CAD (approximately $337,293 US based on the exchange rate then in effect). These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve the Generex-owned real estate and buildings described in this prospectus.

Loans To and From Stockholders: Between November 1995 and July 31, 1998, companies owned and controlled by Mark Perri, Rose Perri and Anna Gluskin incurred a net indebtedness of $629,224 to Generex Pharmaceuticals, excluding the indebtedness of EBI described in the preceding paragraph. This indebtedness arose from cash advances and the payment by Generex Pharmaceuticals of expenses incurred by these companies, net of repayments and payment of expenses on behalf of Generex Pharmaceuticals. In the current fiscal year, transactions between Generex Pharmaceuticals and these companies resulted in a $166,099 decrease in these companies' net indebtedness to Generex Pharmaceuticals, exclusive of the EBI indebtedness described above, to $466,225.

The transactions between Generex Pharmaceuticals and entities owned and controlled by Mark Perri, Rose Perri and Anna Gluskin were not negotiated at arms-length, and were not on normal commercial terms. No interest was charged on any of the advances, and the transactions were of far greater financial benefit and convenience to the Mark Perri, Rose Perri and Anna Gluskin than to Generex Pharmaceuticals. These transactions and financing arrangements were mostly initiated prior to the transaction in which we acquired Generex Pharmaceuticals, and no transactions have taken place since January 1, 1999. We have adopted a policy requiring the approval of shareholders of the Board of Directors, including a majority of disinterested directors and independent directors, if any, for any future transactions.


                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibit No.                                Description
-----------                                -----------
3.1                Restated Certificate of Incorporation of Generex Biotechnology Corporation*

3.2                Bylaws of the Company***

4.1                Form of Common Stock Certificate***

4.2                Form of Special Voting Rights Preferred Stock Certificate***

4.3                1998 Incentive Stock Option Plan***

4.3.1              1999 Incentive Stock Option Plan of predecessor Idaho corporation**

4.4.1              Forms of Coleman Securities Series A, B, C and D Warrants***

4.4.2              Form of GCR Warrant (issued by predecessor Idaho corporation)**

4.4.3              Form of Berckeley Warrant (issued by predecessor Idaho corporation)**

4.4.4              Form of Meyerson Warrant (issued by predecessor Idaho corporation)**

4.5.1              Form of Subscription/Voting/Put Agreement with Dr. William Steinbrink**

4.5.2              Form of Subscription/Voting Agreement executed by purchasers of 337,670 shares of Common Stock**



4.6                Registration Rights Agreement between the Company and certain purchasers of Common Stock.***

5                  Opinion of Eckert Seamans Cherin & Mellot, LLC regarding the legality of securities being registered***

10.1.1             Consulting Agreement with Pankaj Modi**

10.1.2             Assignment and Assumption Agreement with Pankaj Modi**

16.1.1             Letter from former accountant Jack F. Burke, Jr.**

16.1.2             Letter from former accountant Mintz & Partners**

21                 Subsidiaries of the Registrant***

27.                Financial Data Schedules


* Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1999, is incorporated by reference.

** Incorporated by reference to the identical numbered exhibits contained in our Registration Statement on Form 10 filed with the Commission on December 14, 1998, as amended February 24, 1999.

*** Incorporated by reference to the identical numbered exhibits contained in our Registration Statement on Form S-1 filed with the Commission on July 12, 1999 (File no. 333-82667).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of October 1999.



GENEREX BIOTECHNOLOGY CORPORATION



By: /s/ Anna E. Gluskin
   --------------------------
   Anna E. Gluskin, President




Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               Capacity in Which
      Name                           Signed                           Date
      ----                     -----------------                      ----


/s/ Anna E. Gluskin            President and Chief              October 27, 1999
-----------------------        Executive Officer


/s/ E. Mark Perri              Chairman and Chief               October 27, 1999
-----------------------        Financial Officer



/s/ Rose C. Perri              Director                         October 27, 1999
-----------------------



/s/ Pankaj Modi                Director                         October 27, 1999
-----------------------
                                       57