Form 10-Q/A
period 1998-10-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-10-29
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q/A
                                  Amendment No. 1

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

Item 5.  Other Information .................................................. 13

Item 6.  Exhibits and Reports on Form 8-K ................................... 13

         Signatures ......................................................... 13

Item 1.  Consolidated financial statements


                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (RESTATED)

                                                                         October 31,       July 31,
                                                                            1998             1998
                                                                         -----------      ---------
         ASSETS
Current Assets:
   Cash                                                                   $1,970,865      $2,090,827
   Restricted cash                                                              --           106,527
   Miscellaneous receivables                                                 223,199         209,090
   Other current assets                                                      132,602         131,340
                                                                          ----------      ----------
         Total Current Assets                                              2,326,666       2,537,784

Property and Equipment, Net                                                2,117,443       1,634,447
Deposits                                                                      64,598          82,509
Due From Related Parties                                                   1,211,687       1,200,968
                                                                          ----------      ----------
         TOTAL ASSETS                                                     $5,720,394      $5,455,708
                                                                          ==========      ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                  $  358,141      $1,253,003
   Current maturities of long-term debt                                      394,490         411,565
                                                                          ----------      ----------
         Total Current Liabilities                                           752,631       1,664,568

Long-Term Debt, Less Current Maturities                                      599,482         912,817
Due to Related Parties                                                       255,496         236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 at October 31, 1998 and
     July 31, 1998                                                                 1               1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 12,726,016 and 11,971,272 shares at
     October 31, 1998 and July 31, 1998, respectively                         12,726          11,971
   Additional paid-in capital                                             12,133,335       9,565,836
   Deficit accumulated during the development stage                       (7,789,881)     (6,736,076)
   Accumulated other comprehensive income (loss)                            (243,396)       (199,433)
                                                                          ----------      ----------
         Total Stockholders' Equity                                        4,112,785       2,642,299
                                                                          ----------      ----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $5,720,394      $5,455,708
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                Cumulative
                                                                                   From
                                                                                November 2,
                                                 For the Three Months Ended    1995 (Date of
                                                         October 31,           Inception) to
                                                ----------------------------   to October 31,
                                                    1998           1997            1998
                                                ------------    ------------    ------------
                                                 (RESTATED)                      (RESTATED)


Revenues                                        $       --      $       --      $       --

Operating Expenses:
   Research and development                          586,258          30,309       2,202,750
   Research and development - related party             --            21,455         220,218
   General and administrative                        452,551         275,872       4,974,298
   General and administrative - related party           --            71,798         314,328
                                                ------------    ------------    ------------
       Total Operating Expenses                    1,038,809         399,434       7,711,594
                                                ------------    ------------    ------------

Operating Loss                                    (1,038,809)       (399,434)     (7,711,594)
                                                ------------    ------------    ------------

Other Income (Expense):
   Interest income                                        66            --                66
   Interest expense                                  (15,062)           --           (78,353)
                                                ------------    ------------    ------------
Net Loss                                        $ (1,053,805)   $   (399,434)   $ (7,789,881)
                                                ============    ============    ============
Basic and Diluted Net Loss Per Common
   Share                                        $       (.09)   $       (.04)
                                                ============    ============

Weighted Average Number of Shares of
   Common Stock Outstanding                       12,348,870       9,000,118
                                                 ===========      ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Cumulative
                                                                                       From
                                                                                    November 2,
                                                      For the Three Months Ended   1995 (Date of
                                                              October 31,          Incepion) to
                                                      --------------------------   to October 31,
                                                          1998           1997           1998
                                                      -----------    -----------    -----------
                                                      (RESTATED)                     (RESTATED)


Cash Flows From Operating Activities:
   Net loss                                           $(1,053,805)   $  (399,434)   $(7,789,881)
   Adjustments to reconcile net loss to net
      cash used in operating activities:
       Depreciation                                        16,851          3,292         60,936
       Common stock and warrants issued
         for services rendered                            129,728        234,000      2,317,487
       Preferred stock issued for services rendered          --             --              100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                           --          (55,837)      (170,179)
         Other current assets                             (20,367)        46,428       (156,944)
         Accounts payable and accrued liabilities        (133,808)      (157,310)     1,192,138
         Other, net                                       (79,347)       (10,384)        30,970
                                                      -----------    -----------    -----------
         Net Cash Used in Operating Activities         (1,140,748)      (339,245)    (4,515,373)

Cash Flows From Investing Activities:
   Purchase of property and equipment                    (449,915)        (5,524)      (525,688)
   Change in restricted cash                              105,655           --           (5,595)
   Change in deposits                                      16,304           --           (1,297)
   Change in notes receivable                                --          101,953             --
   Change in due from related parties                     (33,440)      (245,070)    (3,007,826)
   Other, net                                                --             --           89,683
                                                      -----------    -----------    -----------
         Net Cash Used in Investing Activities           (361,396)      (148,641)    (3,450,723)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                  --             --          993,149
   Repayment of long-term debt                           (385,299)       502,585       (448,688)
   Change in due to related parties                        48,135           --          284,159
   Proceeds from issuance of common stock, net          1,819,592           --        9,209,540
   Purchase and retirement of common stock               (119,066)          --         (119,066)
                                                      -----------    -----------    -----------
         Net Cash Provided By Financing Activities      1,363,362        502,585      9,919,094

Effect of Exchange Rates on Cash                           18,820          5,465         17,867
                                                      -----------    -----------    -----------

Net Increase (Decrease) in Cash                          (119,962)        20,164      1,970,865

Cash, Beginning of Period                               2,090,827        196,004           --
                                                      -----------    -----------    -----------

Cash, End of Period                                   $ 1,970,865    $   216,168    $ 1,970,865
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

    Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 1998 and 1997 was $(1,097,768) and $(63,355), respectively.

3.  Accounts Payable and Accrued Expense
    Accounts payable and accrued expenses consist of the following:

                                                    October 31,        July 31,
                                                       1998              1998
                                                     --------         ----------
    Accounts Payable                                 $182,656         $  336,633
    Penalty Arising from Violation of
       Financing Agreement                             --                738,000
    Consulting Accruals                               149,060            151,945
    Building Purchase Liability                        26,425             26,425
                                                     --------         ----------
         Total                                       $358,141         $1,253,003
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

    By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the October 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. The award must be confirmed by a court of appropriate jurisdiction. The Company intends to seek relief from the award by requesting, among other things, a New York State court to vacate the award on various legal grounds. However, the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.


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


    With respect to all litigation as additional information concerning the estimates used by the Company become known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.


5.  Stock Redemption
    Under the terms of a settlement, determined in an Ontario, Canada Court, the Company agreed to purchased 15,357 shares from a shareholder. The total purchase price of $140,873 included $119,066 which was charged against additional paid in capital for the stock redemption and $21,807 which was recorded as litigation settlement expense which represents the excess paid over the fair value at the time of settlement. The settlement was concluded in September 1998.

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


8. The Company's consolidated financial statements as of October 31, 1998 and July 31, 1998 and for the three months ended October 31, 1998 have been restated to reflect: (1) founders shares issued for services provided, (2) an additional charge to reflect the fair value of warrants issued in exchange for services rendered, (3) addition expense incurred in conjunction with stock redemption and (4) correction of an error in calculating accumulated other comprehensive income (loss).

     The effect of these restatements are as follows:

                                                 As Previously           As
                                                   Reported           Restated
                                                 -------------      ------------

     For the year ended July 31, 1998
     --------------------------------
     Balance Sheet:
       Additional paid-in capital                   9,162,329         9,565,836
       Deficit accumulated during the
         development stage                         (6,332,570)       (6,736,076)


     For the three months ended October 31, 1998
     -------------------------------------------
     Balance Sheet:
       Additional paid-in capital                  11,705,958        12,133,335
       Deficit accumulated during the
         development stage                         (7,779,797)       (7,789,881)
       Accumulated other comprehensive
         income (loss)                                173,897          (243,396)
     Consolidated Statements of Operations:
       General and administrative                     428,660           452,551
       Net loss                                    (1,029,934)       (1,053,805)

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.  Subsequent Events
    Subsequent events occurring after October 31, 1998 consist of the following:


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



9.   Subsequent Events (Unaudited)


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

Liquidity and Capital Resources

     The Company has financed its development stage activity primarily through private placements of equity securities. During the quarter ended October 31, 1998, the Company received approximately $2.5 million in additional equity capital, net of a stock redemption and expenses associated with acquiring the capital. As a result, at October 31, 1998, the Company's stockholders' equity had increased to approximately $4.1 million versus approximately $2.6 million at July 31, 1998, notwithstanding its net loss during the quarter. In the quarter, the Company also issued 39,504 shares of common stock valued at $127,664 in payment for services, and issued 180,000 shares and repriced warrants to purchase 7,937 shares to settle outstanding claims resulting in an accounting charge of $740,064 as litigation expense.

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

Transactions with Affiliates

     A portion of the Company's administrative expenses have resulted from transactions with affiliated persons. A number of the Company's capital transactions also have involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, the Company does not believe that this fact had a material impact on the Company's results of operations or financial position. A portion of the expenses classified as "Research and development - related party" and "General and administrative - related party" are in the nature of executive compensation and expense reimbursements to the Company's executive officers, each of whom receives compensation through a personal services corporation rather than directly. Beginning with the second quarter of the current fiscal year, the Company will not characterize these as "related party" transactions, and will account for them in the same manner as direct compensation and expense reimbursements to the officers in question. Except for such expenses, the Company does not foresee a need for, and therefor does not anticipate, any "related party" transactions after December 31, 1998.

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

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     The Company has filed an Annual Report on Form 10-K for the year ended July 31, 1999. Information set forth in Item 3 of that Report is incorporated herein by reference.

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

Item 6. Exhibits and Reports on Form 8-K


      (a) Exhibits

          Exhibit            Exhibit Title
          -------            -------------
            27               Financial Data Schedule

      (b) Reports on Form 8-K

          None




                                             GENEREX BIOTECHNOLOGY CORPORATION

 DATE: October 29, 1999                      By: /s/ E. Mark Perri
                                                 -------------------------------
                                                 E. Mark Perri
                                                 Chairman and Chief
                                                 Financial Officer