Form 10-Q/A
period 1999-01-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-10-29
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                  Amendment No. 1

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

Item 6.  Exhibits and Reports on Form 8-K ................................... 14

         Signatures ......................................................... 14

Item I.  Consolidated financial statements


                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Restated)


                                                                       January 31,         July 31,
                                                                          1999                1998
                                                                       ------------       ------------
         ASSETS

Current Assets:
   Cash                                                                $  3,094,694       $  2,090,827
   Restricted cash                                                             --              106,527
   Miscellaneous receivables                                                209,533            209,090
   Other current assets                                                     156,108            131,340
                                                                       ------------       ------------
         Total Current Assets                                             3,460,335          2,537,784

Property and Equipment, Net                                               2,379,137          1,634,447
Deposits                                                                     65,988             82,509
Due From Related Parties                                                    793,804          1,200,968
                                                                       ------------       ------------

         TOTAL ASSETS                                                  $  6,699,264       $  5,455,708
                                                                       ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                               $    674,703       $  1,253,003
   Current maturities of long-term debt                                     402,978            411,565
                                                                       ------------       ------------
         Total Current Liabilities                                        1,077,681          1,664,568

Long-Term Debt, Less Current Maturities                                     612,380            912,817
Due to Related Parties                                                      154,981            236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at January 31, 1999
     and July 31, 1998                                                            1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 13,341,586 and 11,971,272 shares at
     January 31, 1999 and July 31, 1998, respectively                        13,342             11,971
   Additional paid-in capital                                            14,761,312          9,565,836
   Deficit accumulated during the development stage                      (9,713,402)        (6,736,076)
   Accumulated other comprehensive income (loss)                           (207,031)          (199,433)
                                                                       ------------       ------------
         Total Stockholders' Equity                                       4,854,222          2,642,299
                                                                       ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  6,699,264       $  5,455,708
                                                                       ============       ============

The Notes to Consolidated Financial Statements are an integral part of these statements.
                                                                    Page 3 of 14

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                       Cumulative
                                                                                                                           From
                                                                                                                        November 2,
                                                                                                                      1995 (Date of
                                                      For the Three Months Ended        For the Six Months Ended        Inception)
                                                             January 31,                       January 31,            to January 31,
                                                       1999             1998              1999             1998            1999
                                                   ------------     ------------     ------------     ------------    --------------
                                                    (Restated)                        (Restated)                        (Restated)

Revenues                                           $       --       $       --       $       --       $       --      $       --

Operating Expenses:
   Research and development                             654,719          148,978        1,240,977          179,287       2,857,468
   Research and development - related party                --            129,331             --            150,786         220,218
   General and administrative                         1,250,224          595,016        1,702,775          870,888       6,224,523
   General and administrative - related party              --             70,157             --            141,955         314,328
                                                   ------------     ------------     ------------     ------------    ------------
       Total Operating Expenses                       1,904,943          943,482        2,943,752        1,342,916       9,616,537
                                                   ------------     ------------     ------------     ------------    ------------

Operating Loss                                       (1,904,943)        (943,482)      (2,943,752)      (1,342,916)     (9,616,537)

Other Income (Expense)
   Interest income                                         --               --                 66             --                66
   Interest expense                                     (18,578)            --            (33,640)            --           (96,931)
                                                   ------------     ------------     ------------     ------------    ------------

Net Loss                                           $ (1,923,521)    $   (943,482)    $ (2,977,326)    $ (1,342,916)   $ (9,713,402)
                                                   ============     ============     ============     ============    ============

Basic and Diluted Net Loss Per Common
   Share                                           $       (.15)    $       (.10)    $       (.24)    $       (.15)
                                                   ============     ============     ============     ============
Weighted Average Number of Shares of
   Common Stock Outstanding                          13,029,867        9,379,825       12,637,233        9,192,040
                                                   ============     ============     ============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Cumulative
                                                                                                   From
                                                                                                November 2,
                                                                                              1995 (Date of
                                                             For the Six Months Ended           Inception)
                                                                    January 31,                to January 31,
                                                              1999               1998               1999
                                                          ------------       ------------     ---------------
                                                           (Restated)                            (Restated)

Cash Flows From Operating Activities:
Net loss                                                 $ (2,977,326)      $ (1,342,916)      $ (9,713,402)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                            19,277               --               63,362
       Common stock issued for services rendered              245,408             10,932            807,661
       Stock options and warrants issued for
         services rendered                                    340,564            234,000          1,228,070
       Preferred stock issued for services rendered              --                 --                  100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                               --                 --             (170,179)
         Other current assets                                 (24,387)            29,268           (160,964)
         Accounts payable and accrued liabilities             158,984            (34,957)         1,484,930
         Other, net                                            (9,215)            69,545            101,102
                                                         ------------       ------------       ------------
         Net Cash Used in Operating Activities             (2,246,695)        (1,034,128)        (6,359,320)

Cash Flows From Investing Activities:
   Purchase of property and equipment                        (676,994)           (15,765)          (752,767)
   Change in restricted cash                                  105,655               --               (5,595)
   Change in deposits                                          16,442               --               (1,159)
   Change in notes receivable                                    --               64,645               --
   Change in due from related parties                        403,459              8,232         (2,570,927)
   Other, net                                                    --                 --               89,683
                                                         ------------       ------------       ------------
         Net Cash Provided By (Used in)
           Investing Activities                              (151,438)            57,112         (3,240,765)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                      --              792,687            993,149
   Repayment of long-term debt                               (388,565)              --             (451,954)
   Change in due to related parties                           (80,299)            36,621            155,725
   Proceeds from issuance of common stock, net              3,991,942               --           12,119,890
   Purchase and retirement of common stock                   (119,066)              --             (119,066)
                                                         ------------       ------------       ------------
         Net Cash Provided By Financing Activities          3,404,012            829,308         12,697,744

Effect of Exchange Rates on Cash                               (2,012)             8,667             (2,965)
                                                         ------------       ------------       ------------

Net Increase (Decrease) in Cash                             1,003,867           (139,041)         3,094,694

Cash, Beginning of Period                                   2,090,827            196,004               --
                                                         ------------       ------------       ------------
Cash, End of Period                                      $  3,094,694       $     56,963       $  3,094,694
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


     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the six months ended January 31, 1999 and 1998 was $(2,984,924) and $(1,483,145), respectively.


3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                              January 31,        July 31,
                                                 1999              1998
                                              ---------        ----------
     Accounts Payable                         $ 548,282        $  336,633
     Penalty Arising from Violation of
        Financing Agreement                         --            738,000
     Consulting Accruals                        113,438           151,945
     Building Purchase Liability                 26,425            26,425
                                              ---------        ----------
          Total                               $ 688,145        $1,253,003
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



8. The Company's consolidated financial statements as of January 31, 1999 and for the three months and six months ended January 31, 1999 have been restated to reflect: (1) founders shares issued for services provided,
     (2) an additional charge to reflect the fair value of warrants issued in exchange for services rendered and (3) additional expense incurred in conjunction with stock redemption.


     The effect of these restatements are as follows:

                                                 As Previously           As
                                                   Reported           Restated
                                                 -------------      ------------

     For the year ended July 31, 1998
     --------------------------------
     Balance Sheet:
       Additional paid-in capital                   9,162,329         9,565,836
       Deficit accumulated during the
         development stage                         (6,332,570)       (6,736,076)

     For the three months ended January 31, 1999
     -------------------------------------------
     Balance Sheet:
       Additional paid-in capital                  14,195,435        14,761,312
       Deficit accumulated during the
         development stage                         (9,147,525)       (9,713,402)
     Consolidated Statements of Operations:
       Research and development                       612,219           654,719
       General and administrative                   1,154,224         1,250,224
       Net loss                                    (1,785,021)       (1,923,521)
       Basic and diluted net loss
         per common share                                (.14)             (.15)

     For the six months ended January 31, 1999
     -----------------------------------------
     Consolidated Statements of Operations:
       Research and development                     1,198,477         1,240,977
       General and administrative                   1,582,904         1,702,775
       Net loss                                    (2,814,955)       (2,977,326)
       Basic and diluted net loss
         per common share                                (.22)             (.24)

9.   Subsequent Events


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

     The increase in general and administrative expenses in the quarter ended January 31, 1999, compared the prior year was primarily attributed to a substantial increase ($235,920) in legal and accounting expenses which were related in part to the Company's registration of its Common Stock under Section 12(g) of the Securities and Exchange Act. Other significant increases in general and administrative expenses were attributable to participation in industry seminars and exhibitions ($45,725), a one-time expense associated with the severance of a former executive ($106,000), and increases in executive compensation ($80,066).

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

Liquidity and Capital Resources

     The Company has financed its development stage activity primarily through private placements of equity securities. During the six months ended January 31, 1999, the Company has received approximately $5 million in additional equity capital, including $200,000 of additional capital attributed to the issuance of warrants for services which resulted in a corresponding expense item, and net of a stock redemption and expenses associated with acquiring the capital. As a result, at January 31, 1999, the Company's stockholders' equity had increased to approximately $4.85 million versus approximately $2.64 million at July 31, 1998, notwithstanding its net loss during the six months ended January 31, 1999. In the quarter, the Company also issued 29,110 shares of Common Stock valued at $119,203 in payment for services, and issued options and warrants to purchase Common Stock valued for this purpose at $338,500 as compensation for past and future services.

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

Transactions with Affiliates

     A portion of the Company's administrative expenses have resulted from transactions with affiliated persons. A number of the Company's capital transactions also have involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, the Company does not believe that this fact had a material impact on the Company's results of operations or financial position. Prior to this fiscal quarter, the Company had classified payments in the nature of executive compensation and expense reimbursements as "Research and development -- related party," and "General and administrative -- related party" because its executive officers received such payments through personal services corporations rather than directly. In this quarter and in the future, these payments are and will be accounted for as though the payments were made directly to the officers, and not as a related party transaction. The Company does not foresee a need for, and therefore does not anticipate, any related party transactions.

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