Form 10-Q/A
period 1999-04-30
GENEREX BIOTECHNOLOGY CORP
filed 1999-10-29
CIK 1059784

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

                                                                   Page 2 of 14

Item I.  Consolidated financial statements


                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                   (Restated)



                                                                                  April 30,           July 31,
                                                                                    1999                1998
                                                                                  ---------           --------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                     $  3,859,362       $ 2,090,827
   Restricted cash                                                                       --             106,527
   Miscellaneous receivables                                                          159,629           209,090
   Other current assets                                                               132,924           131,340
                                                                                 ------------       -----------
         Total Current Assets                                                       4,151,915         2,537,784

Property and Equipment, Net                                                         2,222,257         1,634,447
Deposits                                                                               68,434            82,509
Due From Related Parties                                                              824,437         1,200,968
                                                                                 ------------       -----------

         TOTAL ASSETS                                                            $  7,267,043       $ 5,455,708
                                                                                 ============       ===========

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                                         $    520,541       $ 1,253,003
   Current maturities of long-term debt                                               417,919           411,565
                                                                                 ------------       -----------
         Total Current Liabilities                                                    938,460         1,664,568

Long-Term Debt, Less Current Maturities                                               635,084           912,817
Due to Related Parties                                                                160,727           236,024
Commitments and Contingencies


Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at April 30, 1999
     and July 31, 1998                                                                      1                 1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 13,727,937 and 11,971,272 shares at
     April 30, 1999 and July 31, 1998, respectively                                    13,728            11,971
   Additional paid-in capital                                                      17,067,887         9,565,836
   Deficit accumulated during the development stage                               (11,422,833)       (6,736,076)
   Accumulated other comprehensive income (loss)                                     (126,011)         (199,433)
                                                                                 ------------       -----------
         Total Stockholders' Equity                                                 5,532,772         2,642,299
                                                                                 ------------       -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $  7,267,043       $ 5,455,708
                                                                                 ============       ===========

               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)
                                   (Restated)




                                                                                                                       Cumulative
                                                                                                                          From
                                                                                                                       November 2,
                                                     For the Three Months Ended       For the Nine Months Ended      1995 (Date of
                                                             April 30,                        April 30,              Inception) to
                                                   -----------------------------     ----------------------------      April 30,
                                                       1999             1998             1999            1998            1999
                                                   ------------     ------------     ------------    ------------     ------------
Revenues                                            $      --        $      --        $      --       $      --       $       --

Operating Expenses:
   Research and development                             588,726          156,017        1,829,703         335,304        3,446,194
   Research and development - related party                --             14,666             --           165,452          220,218
   General and administrative                         1,127,288          484,756        2,830,063       1,355,644        7,351,811
   General and administrative - related party              --             77,343             --           219,298          314,328
                                                    -----------      -----------      -----------     -----------     ------------
       Total Operating Expenses                       1,716,014          732,782        4,659,766       2,075,698       11,332,551
                                                    -----------      -----------      -----------     -----------     ------------

Operating Loss                                       (1,716,014)        (732,782)      (4,659,766)     (2,075,698)     (11,332,551)

Other Income (Expense)
  Interest income                                         6,868             --              6,934            --              6,934
  Interest expense                                         (285)            --            (33,925)           --            (97,216)
                                                    -----------      -----------      -----------     -----------     ------------
Net Loss                                            $(1,709,431)     $  (732,782)     $(4,686,757)    $(2,075,698)    $(11,422,833)
                                                    ===========      ===========      ===========     ===========     ============
Basic and Diluted Net Loss Per Common
Share                                               $      (.13)     $      (.07)     $      (.36)    $      (.22)
                                                    ===========      ===========      ===========     ===========
Weighted Average Number of Shares of
   Common Stock Outstanding                          13,416,870       10,391,645       12,890,760       9,583,302
                                                    ===========      ===========      ===========     ===========


               The Notes to Consolidated Financial Statements are
                     an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Restated)


                                                                                               Cumulative
                                                                                                   From
                                                                                                November 2,
                                                            For the Nine Months Ended          1995 (Date of
                                                                    April 30,                  Inception) to
                                                          -------------------------------         April 30,
                                                              1999               1998               1999
                                                          -----------        -----------       ------------
Cash Flows From Operating Activities:
   Net loss                                               $(4,686,757)       $(2,075,698)      $(11,422,833)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                            29,161             21,394             73,246
       Common stock issued for services rendered              275,408            433,245            837,661
       Stock options and warrants issued for
         services rendered                                    918,064            284,000          1,805,570
       Preferred stock issued for services rendered              --                  100                100
       Changes in operating assets and liabilities:
         Miscellaneous receivables                             55,227               --             (114,952)
         Other current assets                                     146             21,252           (136,431)
         Accounts payable and accrued liabilities                 578            345,864          1,326,524
         Other, net                                            67,836             (8,969)           178,153
                                                          -----------        -----------       ------------
         Net Cash Used in Operating Activities             (3,340,337)          (978,812)        (7,452,962)

Cash Flows From Investing Activities:
   Purchase of property and equipment                        (465,358)           (15,713)          (541,131)
   Change in restricted cash                                  105,655            (76,047)            (5,595)
   Change in deposits                                          16,581               --               (1,020)
   Change in notes receivable                                    --              100,453                --
   Change in due from related parties                         405,728                919         (2,568,658)
   Other, net                                                    --                 --               89,683
                                                          -----------        -----------       ------------
         Net Cash Provided By (Used in)
           Investing Activities                                62,606              9,612         (3,026,721)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                      --              850,365            993,149
   Repayment of long-term debt                               (391,860)              --             (455,249)
   Change in due to related parties                           (80,981)            62,046            155,043
   Proceeds from issuance of common stock, net              5,691,403               --           13,819,351
   Purchase and retirement of common stock                   (119,066)              --             (119,066)
                                                          -----------        -----------       ------------
         Net Cash Provided By Financing Activities          5,099,496            912,411         14,393,228

Effect of Exchange Rates on Cash
     and Cash Equivalents                                     (53,230)             5,311            (54,183)
                                                          -----------        -----------       ------------

Net Increase (Decrease) in Cash
     and Cash Equivalents                                   1,768,535            (51,478)         3,859,362

Cash and Cash Equivalents, Beginning of Period              2,090,827            196,004               --
                                                          -----------        -----------       ------------

Cash and Cash Equivalents, End of Period                  $ 3,859,362        $   144,526       $  3,859,362
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


     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the nine months ended April 30, 1999 and 1998 was $(4,613,335) and $(2,124,799), respectively.


3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                                 April 30,        July 31,
                                                   1999              1998
                                                 --------        ----------
     Accounts Payable                            $449,055        $  336,633
     Penalty Arising from Violation of
        Financing Agreement                          --             738,000
     Consulting Accruals                           71,486           151,945
     Building Purchase Liability                     --              26,425
                                                 --------        ----------
          Total                                  $520,541        $1,253,003
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


8. The Company's consolidated financial statements as of April 30, 1999, July 31, 1998 and for the three months and nine months ended April 30, 1999 have been restated to reflect: (1) founders shares issued for services providded, (2) an additional charge to reflect the fair value of warrants issued in exchange for services rendered and (3) additional expense incurred in conjunction with stock redemption.

     The effect of these restatements are as follows:

                                                 As Previously           As
                                                   Reported           Restated
                                                 -------------      -----------

     For the year ended July 31, 1998
     ------------------------------------
     Balance Sheet:
       Additional paid-in capital                   9,162,329         9,565,836
       Deficit accumulated during the
         development stage                         (6,332,570)       (6,736,075)

     For the three months ended April 30, 1999
     -----------------------------------------
     Balance Sheet:
       Additional paid-in capital                  16,324,510        17,067,887
       Deficit accumulated during the
         development stage                        (10,679,456)      (11,422,833)
     Consolidated Statements of Operations:
       General and administrative                     949,788         1,127,288
       Net loss                                    (1,531,931)       (1,709,431)
       Basic and diluted net loss
         per common share                                (.11)             (.13)

     For the nine months ended April 30, 1999
     ----------------------------------------
     Consolidated Statements of Operations:
       Research and development                     1,787,203         1,829,703
       General and administrative                   2,532,692         2,830,063
       Net loss                                    (4,346,886)       (4,686,757)
       Basic and diluted net loss
         per common share                                (.34)             (.36)

     For the three months ended April 30, 1998
     -----------------------------------------
     Consolidated Statements of Operations:
       General and administrative                     512,099           562,099
       Net loss                                      (682,782)         (732,782)

     For the nine months ended April 30, 1998
     -----------------------------------------
     Consolidated Statements of Operations:
       General and administrative                   1,524,962         1,574,942
       Net loss                                    (2,025,698)       (2,075,698)
       Basic and diluted net loss
         per common share                                (.21)             (.22)

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   Subsequent Events (Continued):



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

Results of Operations - Three months ended April 30, 1999 and 1998

       The Company has been in the development stage since its inception and has not generated any operating revenues to date. Through April 30, 1999, the Company accumulated an operating deficit of $11,422,833 as a result of research and development and general and administrative expenses incurred during the development stage.

       The Company's accumulated operating deficit at April 30, 1999, includes a net loss of $1,709,431 for the quarter then ended. In the corresponding quarter of the prior year the Company's net loss was $732,782. The principal reason for the increase in the Company's net loss in the quarter ended April 30, 1999, versus the quarter ended April 30, 1998, was an increase in research and development expenses (to $588,726 from $170,683), and in general and administrative expenses (to $1,127,288 from $562,099).

       The increase in research and development expense in the current period is attributable primarily to the conduct of Phase II clinical trials of the Company's oral insulin formulation in Canada and the United States.

       The increase in general and administrative expenses in the quarter ended April 30, 1999, compared to the prior year was primarily a result of the issuance of warrants to a broker dealer for financial advisory services ($477,500) and participation in industry seminars and exhibitions ($94,695).

Results of Operations - Nine months ended April 30, 1999 and 1998

       The Company's net loss for the nine months ended April 30, 1999, was $4,686,757, compared to a loss of $2,075,698 in the corresponding period of the preceding fiscal year. The principal reasons for the increase in the Company's net loss in nine month period ended April 30, 1999, was an increase in research and development expenses (to $1,829,703 from $500,756) and an increase in general and administrative expenses (to $2,830,063 from $1,574,942).

       The increase in research and development expense in the nine months ended April 30, 1999, reflects the increases in such expenses in the third quarter which are discussed above, and a substantial increase (to $1,240,977 from $330,073) in research and development expenditures in the six months ended January 31, 1999 versus the corresponding 1998 period. The increase in research and development expense in the first half of the current fiscal year reflected costs incurred in preparation for the Company's US and Canadian clinical trial programs, development work associated with the Company's oral insulin applicator, preparation of the Company's IND to FDA, support of the clinical testing conducted in Ecuador, and personnel costs associated with starting up the Company's pilot manufacturing facility in Toronto which supports the clinical programs.

       The increase in general and administrative expenses the first nine months of the current year are primarily the result of the increase in such expenses during the third quarter as discussed above, and increases in legal accounting fees, in part related to the Company's registration of securities under the Securities Exchange Act of 1934, costs related to participation in industry seminars and exhibitions, and increased personnel costs, including a one time charge ($106,000) associated with the severance of a former executive.

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

Transactions with Affiliates

       A portion of the Company's research and development and administrative expenses in the current year and in prior periods have resulted from transactions with affiliated persons. "Research and development - related party" and "General and administrative - related party" expenses reported by the Company represent compensation and expense reimbursements paid to management or consulting companies owned by officers and directors of the Company through which such officers' and directors' services are provided to the Company. A number of the Company's capital transactions also have involved affiliated persons. Although these transactions are not the result of "arms-length" negotiations, the Company does not believe that this fact has had a material impact on the Company's results of operations or financial position. The Company does not foresee a need for, and therefore does not anticipate, any "related party" transactions.

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



                           PART II: OTHER INFORMATION


Item 1.  Legal Proceedings

       Certain legal proceedings in which the Company is involved have been disclosed in Item 3 of the Company's Annual Report on Form 10-K filed on October 28, 1999. Information set forth in Item 3 of that Report is incorporated herein by Reference.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit                          Exhibit Title
         -------                          -------------

           2-1      Agreement and Plan of Merger dated January 29, 1999*

           3-1 Restated Certificate of Incorporation of Generex* Biotechnology Corporation

           27       Financial Data Schedule

           * Filed with Form 10-Q

(b)      Reports on Form 8-K

         None.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.


                                         GENEREX BIOTECHNOLOGY CORPORATION


DATE:  October 29, 1999                  By: /s/ E. Mark Perri
                                            ------------------------------------
                                            E. Mark Perri
                                            Chairman and Chief Financial Officer