Form 10-Q
period 1999-10-31
GENEREX BIOTECHNOLOGY CORP
filed 1999-12-14
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended October 31, 1999

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ___________________ to ________________________.

                         COMMISSION FILE NUMBER: 0-25169

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No
                      ---


                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 14,743,183 as of October 31, 1999.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX


PART I:  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - unaudited

              Consolidated Balance Sheets -
              October 31, 1999 and July 31, 1999.....................................................  3

              Consolidated Statements of Operations for the three month periods ended October 31, 1999 and 1998, and cumulative from November 2,
              1995, to October 31, 1999..............................................................  4

              Consolidated Statements of Cash Flows for the three month periods ended October 31, 1999 and 1998, and cumulative from November
              1995, to October 31, 1999..............................................................  5

              Notes to Consolidated Financial Statements.............................................  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................... 10


PART II:  OTHER INFORMATION

Item 1.       Legal Proceedings...................................................................... 13

Item 5.       Other Information...................................................................... 13

              Signatures............................................................................. 13

Item 1. Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          October 31,         July 31,
                                                                             1999               1999
                                                                         -------------     --------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                             $   4,343,378     $  5,633,201
   Short-term investments                                                      240,182          232,345
   Miscellaneous receivables                                                    78,732          182,413
   Other current assets                                                         93,707          119,010
                                                                         -------------     ------------
         Total Current Assets                                                4,755,999        6,166,969

Property and Equipment, Net                                                  1,904,542        1,879,547
Deposits                                                                        91,140           66,159
Due From Related Parties                                                       796,175          776,991
                                                                         -------------     ------------

         TOTAL ASSETS                                                    $   7,547,856     $  8,889,666
                                                                         =============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                 $     492,096     $    428,874
   Current maturities of long-term debt                                        629,123          550,589
                                                                         -------------     ------------
         Total Current Liabilities                                           1,121,219          979,463

Long-Term Debt, Less Current Maturities                                          --             444,971
Due to Related Parties                                                         159,218          155,383
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at October 31, 1999 and
     July 31, 1999                                                                   1                1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 14,743,183 and 14,740,683 shares
     at October 31, 1999 and July 31, 1999, respectively                        14,743           14,741
   Additional paid-in capital                                               20,918,726       20,903,728
   Notes receivable - common stock                                            (425,396)        (434,903)
   Deficit accumulated during the development stage                        (14,094,450)     (12,975,678)
   Accumulated other comprehensive loss                                       (146,205)        (198,040)
                                                                         -------------     ------------
         Total Stockholders' Equity                                          6,267,419        7,309,849
                                                                         -------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $   7,547,856     $  8,889,666
                                                                         =============     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                   Cumulative
                                                                                                      From
                                                                                                   November 2,
                                                          For the Three Months Ended              1995 (Date of
                                                                    October 31,                   Inception) to
                                                      ----------------------------------          to October 31,
                                                           1999                  1998                 1999
                                                      ------------          ------------          ------------
Revenues                                              $       --            $       --            $      --

Operating Expenses:
   Research and development                                409,919               586,258             3,879,519
   Research and development - related party                   --                    --                 220,218
   General and administrative                              772,423               452,551             9,668,693
   General and administrative - related party                 --                    --                 314,328
                                                      ------------          ------------          ------------
       Total Operating Expenses                          1,182,342             1,038,809            14,082,758
                                                      ------------          ------------          ------------

Operating Loss                                          (1,182,342)           (1,038,809)          (14,082,758)

Other Income (Expense):
   Interest income                                          63,822                    66               119,012
   Interest expense                                           (252)              (15,062)             (130,704)
                                                      ------------          ------------          ------------

Net Loss                                              $ (1,118,772)         $ (1,053,805)         $(14,094,450)
                                                      ============          ============          ============

Basic and Diluted Net Loss Per Common
   Share                                              $       (.08)         $       (.09)


Weighted Average Number of Shares of
   Common Stock Outstanding                             14,741,920            12,348,870
                                                      ============          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                       Cumulative
                                                                                                                         From
                                                                                                                      November 2,
                                                                         For the Three Months Ended                  1995 (Date of
                                                                                  October 31,                        Inception) to
                                                                     ----------------------------------             to October 31,
                                                                          1999                     1998                 1999
                                                                     --------------         --------------         ----------------
Cash Flows From Operating Activities:
   Net loss                                                          $(1,118,772)           $(1,053,805)           $(14,094,450)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                                       21,237                 16,851                 145,106
       Reduction of notes receivable - common
         stock in exchange for services rendered                           9,508                     --                  48,487
       Common stock issued for services rendered                              --                129,728               1,174,428
       Stock options and warrants issued for
         services rendered                                                    --                    --                1,680,874
       Preferred stock issued for services rendered                           --                    --                      100
       Founders shares transferred for services rendered                      --                    --                  353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                       107,236                    --                  (35,372)
         Other current assets                                             26,757                (20,367)                (97,210)
         Accounts payable and accrued liabilities                         59,726               (133,808)              1,298,538
         Other, net                                                           --                (79,347)                110,317
                                                                     -----------            -----------            ------------
           Net Cash Used in Operating Activities                        (894,308)            (1,140,748)             (9,415,676)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                         --               (449,915)               (292,791)
   Change in restricted cash                                                  --                105,655                  (5,595)
   Purchase of short-term investments                                     (7,838)                   --                 (240,183)
   Change in deposits                                                    (23,161)                16,304                 (40,762)
   Change in due from related parties                                         --                (33,440)             (2,546,170)
   Other, net                                                                 --                    --                   89,683
                                                                     -----------            -----------            ------------
           Net Cash Used in Investing Activities                         (30,999)              (361,396)             (3,035,818)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                   --                    --                  993,149
   Repayment of long-term debt                                          (387,876)              (385,299)               (867,914)
   Change in due to related parties                                           --                 48,135                 154,541
   Proceeds from issuance of common stock, net                            15,000              1,819,592              16,631,746
   Purchase and retirement of common stock                                    --               (119,066)               (119,066)
                                                                     -----------            -----------            ------------
           Net Cash Provided By (Used In) Financing
            Activities                                                  (372,876)             1,363,362              16,792,456

Effect of Exchange Rates on Cash                                           8,360                 18,820                   2,416
                                                                     -----------            -----------            ------------

Net Increase (Decrease) in Cash                                       (1,289,823)              (119,962)              4,343,378

Cash and Cash Equivalents, Beginning of Period                         5,633,201              2,090,827                    --
                                                                     -----------            -----------            ------------

Cash and Cash Equivalents, End of Period                             $ 4,343,378            $ 1,970,865            $  4,343,378
                                                                     ===========            ===========            ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation

     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2000; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   Comprehensive Income/(Loss)

     The Company has adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement had no effect on the Company's financial position or operating results.

     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 1999 and 1998 was $(1,066,937) and $(1,097,768), respectively.

3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                                          October 31,           July 31,
                                                             1999                1999
                                                          -----------          ---------
    Accounts Payable and Accrued Expenses                  $492,096            $366,927
    Consulting Accruals                                         --               61,947
                                                           --------            --------
         Total                                             $492,096            $428,874
                                                           ========            ========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

     On October 1, 1999, the Company was informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that the Company is required to issue to Sands a warrant to purchase 1,530,020 shares of common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In November 1999, the Company filed a cross-motion to vacate the award. Briefing of the motion is scheduled to be completed in December 1999, and a hearing on the motion will follow. If the Company is unsuccessful in their effort to vacate the award and are required to issue warrants or other securities to Sands under the October 1997 letter agreement, the Company will record a charge to operations, and a corresponding increase to Additional Paid in Capital, equal to the fair value of the securities issued to Sands less any consideration which we receive for the securities. However, the Company's ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision for the award has yet been recorded in the financial statements. The Company does not believe that the final outcome of this case is reasonably likely to have a material adverse effect on the consolidated financial position apart from any charge to operations as previously described.
                                                                    Page 7 of 16

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation (Continued)

     GPI, is also contesting a claim for wrongful dismissal in the amount of approximately $300,000 plus special damages, interest and costs. The Company believes that the plaintiff was never employed by the Company or any of its subsidiaries and that the case is without merit. This was tried without a jury in October 1999, and decision is expected in calendar year 1999.

     An action was also commenced against GPI and other companies and individuals seeking approximately $3,965,000 for allegedly causing certain adverse consequences of a plaintiff's investment in a particular company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. On December 9, 1999, an application was filed to set aside the notice of default and permit the Company to enter a statement of defense. The Company expects certain discovery proceedings required by the court to be completed in October 1999, and to proceed with its application to set aside the notice of default promptly thereafter. The Company cannot now predict whether it will succeed in setting aside the notice of default. Failure to do so would preclude the Company from contesting the issue of liability. The Company, however, would be permitted to contest the amount of damages, if any, the plaintiff as a result of the Company's actions or the actions for which the Company is legally responsible.

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

     With respect to all litigation, as additional information concerning the estimates used by the Company become known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures. Estimates that are particularly sensitive to future change relate to legal matters, which are subject to change as events evolve and as additional information becomes available during the administration and litigation process.
                                                                    Page 8 of 16

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   Net Loss Per Share

     Basic EPS and Diluted EPS for the three months ended October 31, 1999 and 1998 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

7.   Supplemental Disclosure of Cash Flow Information

                                                                          For the Three Months Ended
                                                                                 October 31,
                                                                         ---------------------------
                                                                            1999              1998
                                                                         --------           --------
     Cash paid during the period for:
       Interest                                                          $ 252              $ 15,062
       Income taxes                                                      $  --              $   --

     Disclosure of non-cash investing and financing activities:

     Issuance of common stock to satisfy accrued liability               $  --              $738,000
     Long-term debt incurred in conjunction with acquisition
       of property and equipment                                         $  --              $ 81,011


8.   Transactions With Related Parties

     The Company's change in "Due from Related Parties" and "Due to Related Parties" for the quarter ended October 31, 1999 represents only the effects of changes in quarter end exchange rates versus those in effect at July 31, 1999.

9.   Subsequent Events

     Subsequent events occurring after October 31, 1999 consist of the following:

     The Company purchased property to be used as a research facility in Toronto, Canada for approximately $78,500 in cash and $187,500 of long-term debt.
                                                                    Page 9 of 16

Item 2.  Management's Discussion And Analysis Of Financial
         Condition And Results Of Operations

Forward Looking Statements

     Statements in this discussion and analysis include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. You can identify these statements by the use of words such as "may", "will", "expect", "anticipate", "believe", "estimate", and similar terminology. Forward-looking statements address, among other things:

     o implementing our clinical programs and other aspects of our business plans;

     o    financing goals and plans; and

     o our expectations of when regulatory approvals will be received or other actions will be taken by parties other than us.

     While we believe it is important to communicate our expectations to investors, these expectations involve known and unknown risks and uncertainties. Future events that we are not able to accurately predict or which we do not fully control may cause actual results to differ materially from those expressed or implied by our forward-looking statements. Risks and uncertainties that may affect our results may include, among others:

     o    unexpected costs or delays in carrying out our clinical programs;

     o the availability of capital to carry out our clinical programs and other business plans; and

     o    outcomes of pending litigations.

Because of these and other risks and uncertainties, we cannot guarantee future results, levels of activity, performance or achievements.

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

     We do not expect to receive significant revenue from product sales in the current fiscal year or in the next fiscal year. We may, however, receive licensing income, or income in the nature of licensing income (e.g., "signing bonuses" or "advance royalties") in connection with our entering into marketing and distribution agreements. Income from such sources, if received, is likely to be material relative to our total cash needs. We do not have any commitments to receive such payments at the present time.

Results of Operations - Three months ended October 31, 1999

     The Company has been in the development stage since its inception and has not generated any operating revenues to date. Through October 31, 1999, the Company has accumulated a deficit of $14,094,450 primarily as a result of research and development and general and administrative expenses incurred during the development stage.

     The Company's accumulated deficit at October 31, 1999, includes a net loss of $1,118,772 for the quarter then ended. In the quarter ended October 31, 1998, the Company's net loss was $1,053,805. The principal reason for the increase in the Company's net loss in the quarter ended October 31, 1999, versus the corresponding period in 1998, was an increase of $319,872 in general and administrative expenses, the majority of which (approximately 90%) was the result of increased legal and accounting expenses incurred principally in connection with pending litigations and the registration of securities under the Securities Act. Research and development expenses actually decreased in the quarter ended October 31, 1999 compared to the year earlier quarter (from $586,258 to $409,919), and interest income (net of interest expense) in the quarter ended October 31, 1999 increased to $63,570 from net interest expense of $14,996 in the corresponding quarter of 1998.

Liquidity and Capital Resources

     To date we have financed our development stage activities primarily through private placements of common stock. At July 31, 1999, we had cash on hand of approximately $5.63 million. At October 31, 1999, our cash on hand was approximately $4.3 million. The decrease in cash over the first quarter was due to our net loss in the quarter, and to the use of approximately $388,000 to satisfy outstanding mortgages on our Brampton and Mississauga, Ontario facilities.

     We believe that our cash on hand is sufficient to complete the Phase II clinical programs for our oral insulin formulation in the United States and Canada, to fund expected general and administrative expenses and anticipated capital costs through the end of the current fiscal year, and to satisfy the principal amount due in March 2000 (approximately $531,000) on a mortgage incurred to purchase our existing executive and administrative offices. Additional funds will be required, however, to carry out a Phase III clinical program, to continue to fund operations beyond the current fiscal year, and to satisfy obligations which become due next year. We expect to raise additional equity capital in the second or third quarter of this year. As yet, however, we have no commitments for additional financing of any kind. Thus, we face the risk that unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise the capital we need, or materially adversely affect the terms upon which such capital is available. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

     We expect that a significant portion of our Phase III clinical program costs will be obtained through licensing income and future marketing partners' contributions to clinical program costs and/or equity investments. We do not, however, have any licensing agreements or contractual arrangements for other funding at the present time.

Transactions with Affiliates

     Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to the current fiscal year, our classified payments to its executive officers as compensation and expense reimbursements as "Research and development - related party" because its executive officers received such payments through personal services corporations rather than directly. For this fiscal year and in the future, these payments have been and will be accounted for as though the payments were made directly to the officers, and not as a related party transaction. We do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

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

New Accounting Pronouncements


     In 1998, the FASB issued Statement of Financial Accounting Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133"). SFAS No. 133 modifies the accounting for derivative and hedging activities and is effective for fiscal years beginning after December 15, 1999. SFAS 133 has been amended by Statement of Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of Effective Date of FASB Statement No. 133 -- An Amendment of FASB Statement No. 133," which has delayed the effective date to all fiscal quarters of all fiscal years beginning after June 15, 2000. We believe that the adoption of SFAS No. 133 will not have a material impact on our financial reporting.

     In 1998, the AICPA issued Statement of Position (SOP) 98-1, "Accounting for Costs of Computer Software Developed or Obtained for Internal Use". We believe that the adoption of SOP 98-1 will not have a material impact on our financial reporting.

                           PART II: OTHER INFORMATION

Item 1. Legal Proceedings

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

     On October 1, 1999, we were informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that we are required to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In November 1999, we filed a cross-motion to vacate the award. Briefing of our motion is scheduled to be completed in December 1999, and a hearing on the motion will follow. If we are unsuccessful in our effort to vacate the aware and are required to issue warrants or other securities to Sands under the October 1997 letter agreement, we will record a charge to operations, and a corresponding increase to Additional Paid in Capital, equal to the fair value of the securities issued to Sands less any consideration which we receive for the securities. However, our ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision for the award has yet been recorded in our financial statements. We do not believe that the final outcome of this case is reasonably likely to have a material adverse effect on our consolidated financial position apart from any charge to operations as previously described.

     We are also involved in the following proceedings:

     o In February 1997, a claim of wrongful dismissal by a former employee seeking damages of $450,000 (CAD) was brought in Ontario Court in Toronto, Ontario (Lorne Taylor v. Generex Pharmaceuticals, Inc.). This case was tried without a jury in October 1999, and a decision is expected in calendar 1999.

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

     o In February 1999, MQS, Inc., a former consultant, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,065.50 are due to it for services which it rendered through December 22, 1998. MQS also claims that we have used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin product for aerosol application. We filed our answer to MQS's claims in May 1999, in which we deny that MQS is entitled to the relief that it seeks, or that MQS supplied any proprietary technology to us in the course of its engagement or otherwise. We also have filed a counterclaim against MQS for breach of contract. We are unable to predict the outcome of this litigation at this time.

     We maintain product liability coverage for claims arising from the use of our products in clinical trials, etc., but do not have any insurance which covers our potential liability in any of the legal proceedings described above.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

                  Exhibit                            Exhibit Title
                  -------                        -----------------------
                    27                           Financial Data Schedule

     (b) Reports on Form 8-K.

          None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned.



DATE:  December 14, 1999


                                      GENEREX BIOTECHNOLOGY CORPORATION



                                      By:  /s/ E. Mark Perri
                                          -------------------------------------
                                           E. Mark Perri
                                           Chairman and Chief Financial Officer