Form 10-Q
period 2000-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2000-03-14
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                        to                      .
                               --------------------      ---------------------

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

          Delaware                                     82-0490211
-------------------------------                --------------------------------
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

                                 Not applicable
       -----------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     [X] Yes     [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 15,213,773 as of January 31, 2000.

                      GENEREX BIOTECHNOLOGY CORPORATION
                                    INDEX


PART I:  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - unaudited

              Consolidated Balance Sheets --
              January 31, 2000 and July 31, 1999 ............................  3

              Consolidated Statements of Operations -- for the six month periods ended January 31, 2000 and 1999, the six month periods ended January 31, 2000 and 1999, and cumulative from November
              2, 1995, to January 31, 2000...................................  4

              Consolidated Statements of Cash Flows -- For the six-month periods ended January 31, 2000 And 1999, the six month periods ended January 31, 2000 and 1999, and cumulative from November
              2, 1995, to January 31, 2000...................................  5

              Notes to Consolidated Financial Statements.....................  6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations............................ 11


PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.............................................. 15

Item 5.       Other Information.............................................. 17

Signatures................................................................... 19

Item I.  Consolidated financial statements

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                           January 31,          July 31,
                                                                               2000               1999
                                                                           ------------       ------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                               $  4,730,735       $  5,633,201
   Short-term investments                                                       254,014            232,345
   Miscellaneous receivables                                                     69,897            182,413
   Other current assets                                                          87,657            119,010
                                                                           ------------       ------------
         Total Current Assets                                                 5,142,303          6,166,969

Property and Equipment, Net                                                   2,189,462          1,879,547

Deposits                                                                         72,399             66,159

Due From Related Parties                                                        778,828            776,991
                                                                           ------------       ------------

         TOTAL ASSETS                                                      $  8,182,992       $  8,889,666
                                                                           ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                   $    887,965       $    428,874
   Current maturities of long-term debt                                         560,896            550,589
                                                                           ------------       ------------
         Total Current Liabilities                                            1,448,861            979,463

Long-Term Debt, Less Current Maturities                                         269,094            444,971

Due to Related Parties                                                          161,916            155,383

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at January 31, 2000
     and July 31, 1999                                                                1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 15,213,773 and 14,740,683 shares at
     January 31, 2000 and July 31, 1999, respectively                            15,214             14,741
   Additional paid-in capital                                                23,622,419         20,903,728
   Notes receivable - common stock                                             (252,902)          (434,903)
   Deficit accumulated during the development stage                         (16,973,323)       (12,975,678)
   Accumulated other comprehensive loss                                        (108,288)          (198,040)
                                                                           ------------       ------------
         Total Stockholders' Equity                                           6,303,121          7,309,849
                                                                           ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  8,182,992       $  8,889,666
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                  Cumulative
                                                                                                                      From
                                                                                                                   November 2,
                                                                                                                 1995 (Date of
                                                  For the Three Months Ended         For the Six Months Ended       Inception)
                                                          January 31,                       January 31,           to January 31,
                                                 -----------------------------     -----------------------------
                                                    2000             1999             2000              1999          2000
                                                 ------------     ------------     ------------     ------------  -------------
Revenues                                         $       --       $       --       $       --       $       --       $       --

Operating Expenses:
   Research and development                         1,026,253          654,719        1,436,172        1,240,977        4,905,772
   Research and development - related party              --               --               --               --            220,218
   General and administrative                       1,887,743        1,250,224        2,660,166        1,702,775       11,556,436
   General and administrative - related party            --               --               --               --            314,328
                                                 ------------     ------------     ------------     ------------     ------------
       Total Operating Expenses                     2,913,996        1,904,943        4,096,338        2,943,752       16,996,754
                                                 ------------     ------------     ------------     ------------     ------------
Operating Loss                                     (2,913,996)      (1,904,943)      (4,096,338)      (2,943,752)     (16,996,754)

Other Income (Expense):
   Interest income                                     63,652             --            127,474               66          182,664
   Interest expense                                   (28,529)         (18,578)         (28,781)         (33,640)        (159,233)
                                                 ------------     ------------     ------------     ------------     ------------

Net Loss                                         $ (2,878,873)    $ (1,923,521)    $ (3,997,645)    $ (2,977,326)    $(16,973,323)
                                                 ============     ============     ============     ============     ============

Basic and Diluted Net Loss Per Common
   Share                                         $       (.19)    $       (.15)    $       (.27)    $       (.24)
                                                 ============     ============     ============     ============
Weighted Average Number of Shares of
   Common Stock Outstanding                        14,824,124       13,029,867       14,783,254       12,637,233
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Cumulative
                                                                                                    From
                                                                                                 November 2,
                                                              For the Six Months Ended          1995 (Date of
                                                                     January 31,                  Inception)
                                                           -------------------------------      to January 31,
                                                               2000               1999               2000
                                                           ------------       ------------       ------------
Cash Flows From Operating Activities:
Net loss                                                   $ (3,997,645)      $ (2,977,326)      $(16,973,323)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation                                              44,883             19,277            168,752
       Reduction of notes receivable - common
         stock in exchange for services rendered                182,001               --              220,980
       Common stock issued for services rendered                   --              245,408          1,174,428
       Stock options and warrants issued for
         services rendered                                      924,350            340,564          2,605,224
       Preferred stock issued for services rendered                --                 --                  100
       Founders shares transferred for services
         rendered                                                  --                 --              353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                              118,839               --              (23,769)
         Other current assets                                    33,801            (24,387)           (90,166)
         Accounts payable and accrued liabilities               452,754            158,984          1,691,566
         Other, net                                                --               (9,215)           110,317
                                                           ------------       ------------       ------------
         Net Cash Used in Operating Activities               (2,241,017)        (2,246,695)       (10,762,385)

Cash Flows From Investing Activities:
   Purchase of property and equipment                           (85,095)          (676,994)          (377,886)
   Change in restricted cash                                       --              105,655             (5,595)
   Purchase of short-term investments                           (21,670)              --             (254,015)
   Change in deposits                                            (3,419)            16,442            (21,020)
   Change in due from related parties                            30,491            403,459         (2,515,679)
   Other, net                                                      --                 --               89,683
                                                           ------------       ------------       ------------
         Net Cash Used in Investing Activities                  (79,693)          (151,438)        (3,084,512)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                        --                 --              993,149
   Repayment of long-term debt                                 (393,182)          (388,565)          (873,220)
   Change in due to related parties                                --              (80,299)           154,541
   Proceeds from issuance of common stock, net                1,794,815          3,991,942         18,411,561
   Purchase and retirement of common stock                         --             (119,066)          (119,066)
                                                           ------------       ------------       ------------
         Net Cash Provided By Financing Activities            1,401,633          3,404,012         18,566,965

Effect of Exchange Rates on Cash and Cash Equivalents            16,611             (2,012)            10,667
                                                           ------------       ------------       ------------
Net Increase (Decrease) in Cash and Cash Equivalents           (902,466)         1,003,867          4,730,735
Cash and Cash Equivalents, Beginning of Period                5,633,201          2,090,827               --
                                                           ------------       ------------       ------------
Cash and Cash Equivalents, End of Period                   $  4,730,735       $  3,094,694       $  4,730,735
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

     Comprehensive loss, which includes net loss and change in the foreign currency translation account during the period, for the six months ended January 31, 2000 and 1999 was $(3,907,893) and $(2,984,924), respectively.

3.   Accounts Payable and Accrued Expense

     Accounts payable and accrued expenses consist of the following:

                                                  January 31,        July 31,
                                                     2000              1999
                                                   ---------        ---------

     Accounts Payable and Accrued Expenses         $ 818,799        $ 366,927
     Litigation Accrual                               69,166            --
     Consulting Accruals                               --              61,947
                                                   ---------        ---------
          Total                                    $ 888,965        $ 428,874
                                                   =========        =========

4.   Pending Litigation

     Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules on October 2, 1998. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.6 to 2.5 million shares of the Company's common stock. This claim was based upon an October 1997 letter agreement, which purported to confirm an agreement appointing Sands Brothers as the exclusive financial advisor to Generex Pharmaceuticals, Inc., (GPI), now a subsidiary of the Company. In exchange for agreeing to act in that capacity, the letter agreement purports to grant Sands the right to acquire 17% of GPI's common stock for nominal consideration. Following the Company's acquisition of GPI, Sands claimed right to receive shares of GPI's common stock applies to the Company's common stock since outstanding shares of GPI were converted into the Company's shares in the acquisition. Sands' claims also included additional shares as a fee related to that acquisition, and $144,000 in monthly fees due under the terms of the purported agreement.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation (Continued)

     On October 1, 1999, the Company was informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that the Company is required to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In November 1999, the Company filed a cross-motion to vacate the award. Briefing of these motions was completed in December 1999, and a hearing on the motion took place in January 2000. The Company is presently awaiting a decision of the court on these motions.

     If the Company is unsuccessful in their effort to vacate the arbitration award obtained by Sands and are required to issue warrants or other securities to Sands under the October 1997 letter agreement, the Company will record a charge to operations, and a corresponding increase to Additional Paid in Capital, equal to the fair value of the securities issued to Sands less any consideration which the Company receives for the securities. However, the Company's ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision for the award has yet been recorded in the financial statements. The Company does not believe that the final outcome of this case is reasonably likely to have a material adverse effect on their consolidated financial position apart from any charge to operations as previously described.

     In February 1997, a claim of wrongful dismissal by a former employee seeking damages of approximately $311,245 was brought in Ontario Court in Toronto, Ontario. This case was tried without a jury in October 1999, and a decision in favor of the plaintiff in the amount of approximately $131,908, plus interest and costs was rendered against the Company in December 1999. The Company is presently awaiting the resolution of certain issues relating to the assessment of interests and costs by the court. When those issues are resolved, the Company intends to appeal the trial court's decision.

     The Company's management, after consultation with its legal counsel, has determined the range of likely loss to be approximately $69,166 to $192,281 and therefore have recorded a charge to operations accordingly.

     An action was also commenced against GPI and other companies and individuals seeking approximately $4,080,000 for allegedly causing certain adverse consequences of a plaintiff's investment in a particular company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. On December 9, 1999, an application was filed to set aside the notice of default and permit the Company to enter a statement of defense. The Company has not yet received a formal decision or a formal order denying their applications. Once the order is served, the Company will have a period of seven days to seek a new hearing before a judge, which is in essence is a new proceeding at which new evidence can be introduced. The Company cannot now predict whether it will succeed in setting aside the notice of default. Failure to do so would preclude the Company from contesting the issue of liability. The Company, however, would be permitted to contest the amount of damages, if any, the plaintiff as a result of the Company's actions or the actions for which the Company is legally responsible.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation (Continued)

     In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of the Company's Common Stock, and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. In May 1999, the Company responded to the complaint in which the Company denied that MQS is entitled to the relief it seeks or that any of the Company's' products or technology incorporates any proprietary technology belonging to MQS. The Company has also filed a counterclaim against MQS, Inc. for breach of contract.

     In December 1999, the Company filed a motion with the court to amend their answer and counterclaim to add additional claims against MQS, including claims based upon unauthorized use and misappropriation of the Company's trade secrets and technology by MQS, and to add additional parties as counterclaim defendants. Subsequent to the Company's filing, MQS filed a motion to amend its complaint to add certain officers of the Company as individual defendants on the claims previously made. The Company and MQS have agreed to allow the other to amend its pleadings in the manner sought and are jointly developing a schedule for responding to the new pleadings and conducting discovery in the case. The Company is unable to predict the outcome of this litigation at this time.

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

5.   Net Loss Per Share

     Basic EPS and Diluted EPS for the six months ended January 31, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

6.   Supplemental Disclosure of Cash Flow Information

                                                                     For the Six Months Ended
                                                                            January 31,
                                                                     ------------------------
                                                                        2000            1999
                                                                     -----------      --------
     Cash paid during the period for:
       Interest                                                     $  28,781        $  33,640
       Income taxes                                                 $  --            $  --

     Disclosure of non-cash investing and financing activities:

       Issuance of common stock to satisfy accrued liability        $   --           $ 738,000
       Long-term debt incurred in conjunction with acquisition
         of property and equipment                                  $ 190,206        $  81,492


                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   Transactions with Related Parties

     The Company's change in "Due from Related Parties" and "Due to Related Parties" for the six months ended January 31, 1999 represents cash collections and the effects of changes in exchange rates during the six month period ended January 31, 2000.

9.   Stockholders' Equity

     In exchange for services rendered, the Company issued a warrant to purchase 150,000 shares of the Company's common stock at a price of $7.50 per share, with an expiration date of January 31, 2004. This warrant was determined to have a value of $355,500 and was charged to operations.

     In conjunction with raising capital, the Company issued a warrant to its underwriter to purchase 47,059 units, with an exercise price of $4.25 per unit. Each unit, until January 6, 2003, consists of one share of the Company's common stock and three quarters of one of the Company's Series CU warrants. On or after January 7, 2003 until January 7, 2005, the holder shall be entitled to only receive shares of the Company's common stock.

     Attached to each share of common stock sold during the private placement of 470,590 shares in January 2000, was three quarters of one of the Company's Series CU warrants. Each CU warrant has an exercise price of $7.00 and expires in January 2003.

10.  Stock Based Compensation

     The Company granted 1,280,000 Incentive Stock Options (ISOs) to employees, of which 985,000 vested upon grant, 265,000 on January 3, 2001, 15,000 on January 3, 2002 and 15,000 on January 3, 2003. The exercise price for all 1,280,000 is $5.00 per share. Since the Company accounts for its options under APB No. 25, no compensation cost was recognized.

     The Company granted 155,000 stock options to consultants, which vested upon grant with an exercise price of $5.00 - $5.50 per share. The options granted were determined to have a value of $366,350 and was charged to operations.

     In exchange for services rendered, the Company issued a stock option to purchase 125,000 shares of the Company's common stock at a price of $8.00 per share, with an expiration date of June 15, 2004. The options granted were determined to have a value of $202,500 and was charged to operations.

     The Company granted 15,000 ISOs to employees, which vested in three equal increments on April 14, 2000, April 14, 2001 and April 14, 2002, with an exercise price of $5.50. Since the Company accounts for its operations under APB No. 25, no compensation cost was recognized.

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

     The first product based on our large molecule drug delivery technology is a liquid insulin formulation that is administered using a hand-held aerosol spray applicator. The formulation, which includes insulin and various excipients (i.e., non-active pharmaceutical ingredients) to facilitate the absorption of insulin molecules through the mucous membranes in the mouth and upper gastro-intestinal tract, is sprayed into and absorbed in the mouth and back of the throat. This product is presently undergoing clinical trials in the United States, Canada and England.

     We do not expect to receive significant revenue from product sales in the current fiscal year or in the next fiscal year. We may, however, receive licensing income, or income in the nature of licensing income (e.g., "signing bonuses" or "advance royalties") in connection with our entering into marketing and distribution agreements. Income from such sources, if received, is likely to be material relative to our total cash needs. We do not have any commitments to receive such payments at the present time, and we do not expect to receive any such payments in our current fiscal year.

Results of Operations - Three months ended January 31, 2000 and 1999

     We have been in the development stage since its inception and have not generated any operating revenues to date. Through January 31, 2000, we accumulated an operating deficit of $16,973,323 as a result of research and development and general and administrative expenses incurred during the development stage.

     Our accumulated operating deficit at January 31, 2000, includes an operating loss of $2,913,996 for the quarter then ended. In the corresponding quarter of the prior year our operating loss was $1,904,943. We had net interest income of $35,123 in the quarter ended January 31, 2000 versus net interest expense of $18,578 in the corresponding quarter of 1999.

     The principal reason for the increase in our operating loss in the quarter ended January 31, 2000, versus the quarter ended January 31, 1999, was an increase in research and development expenses (to $1,026,253 from $654,719), and in general and administrative expenses (to $1,887,743 from $1,250,224).

        The increase in research and development expense in the current period reflects the conduct of Phase II clinical trials of our oral insulin formulation in the United States and Canada, preparation for the commencement of clinical trials in Europe, and professional services relating to patents.

     The increase in general and administrative expenses in the quarter ended January 31, 2000, compared the prior year was primarily a result of increased salary and other employee and consultant costs ($873,589 in the three months ended January 31, 2000 versus $246,918 in the year earlier period), increased legal and accounting expenses (to $455,170 from $349,962), and establishing a $69,166 reserve for loss in a pending litigation. A significant portion of personnel costs in the period were the result of non-cash compensation of $924,350 in the form of options and warrants to purchase common stock. The remaining increase in general and administrative expenses in the period was attributable to travel expenses associated with administering our clinical trials program and in presenting and attending industry seminars.

Results of Operations - Six months ended January  31, 2000 and 1999

     Our operating loss for the six months ended January 31, 2000, was $4,096,338, compared to an operating loss of $2,943,752 in the first half of the preceding fiscal year. We had net interest income of $98,693 in the six month period ended January 31, 2000 versus net interest expense of $33,574 in the comparable six month period ended January 31, 1999.

     The principal reasons for the increase in our operating loss in six month period ended January 31, 2000, was an increase in research and development expenses to $1,436,172 in the six month period ended January 31, 2000, from $1,240,977 for the six month period ended January 31, 1999, and an increase in general and administrative expenses to $2,660,166 in the six months ended January 31, 2000 versus $1,702,775 in the year earlier period.

     The increase in research and development expense in the six months ended January 31, 1999, reflects the increase in such expenses in the second quarter. Research and development expenses in the first quarter were slightly less this year than last (by approximately $177,000), primarily because of consulting expenses incurred in the first quarter last year.

     The increase in general and administrative expenses the first six months of the current year are primarily the result of the increase in such expenses during the second quarter as discussed above. General and administrative expenses increased approximately $319,872 in the first quarter, compared to the comparable 1998 quarter, primarily as a result of increased legal and accounting expenses incurred in connection with pending litigation and the registration of securities under the Securities Act.


Liquidity and Capital Resources

     To date we have financed our development stage activities primarily through private placements of common stock. In January 2000, we raised approximately $1.8 million of additional equity capital, net of costs of raising the capital (approximately $200,000), in a private placement of common stock and warrants. Primarily as a result of this additional equity financing, we had approximately $4.7 of cash on hand at January 31, 2000 (versus approximately

$5.63 million cash on hand at July 31, 1999), despite our net loss in the six months then ended and our use in this period of approximately $393,000 to satisfy outstanding mortgages on certain of our Canadian facilities.

     We believe that our cash on hand is sufficient to complete the Phase II clinical programs for our oral insulin formulation in the United States and Canada, to fund expected general and administrative expenses and anticipated capital costs through the end of the current fiscal year, and to satisfy the principal amount due in March 2000 (approximately $531,000) on a mortgage incurred to purchase our existing executive and administrative offices. Additional funds will be required, however, to carry out a Phase III clinical program, to continue to fund other research and development activities and general and administrative expenses in our next fiscal year, and to satisfy obligations which become due next year. We expect to raise additional equity capital in the third and fourth quarter of this year. As yet, however, we have no commitments for additional financing of any kind. Thus, we face the risk that unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise the capital we need, or materially adversely affect the terms upon which such capital is available. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

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

New Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in either assets or liabilities. As amended in June 1999 by SFAS No. 137 this statement is effective for all fiscal years beginning after June 15, 2000, and is not to be applied retroactively to financial statements for prior periods. The impact of the adoption of the standard has not been determined.


                           PART II. OTHER INFORMATION


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

     On October 1, 1999, we were informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that we are required to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In November 1999, we filed a cross-motion to vacate the award. Briefing of these motions was completed in December 1999, and a hearing on the motion took place in January 2000. We presently are awaiting a decision of the court on these motions.

     If we are unsuccessful in our effort to vacate the arbitration award obtained by Sands and are required to issue warrants or other securities to Sands under the October 1997 letter agreement, we will record a charge to operations, and a corresponding increase to Additional Paid in Capital, equal to the fair value of the securities issued to Sands less any consideration which we receive for the securities. However, our ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision for the award has yet been recorded in our financial statements. We do not believe that the final outcome of this case is reasonably likely to have a material adverse effect on our consolidated financial position apart from any charge to operations as previously described.

     We also are involved in the following proceedings:

     o In February 1997, a claim of wrongful dismissal by a former employee seeking damages of CDN$450,000 was brought in Ontario Court in Toronto, Ontario (Lorne Sparks v. Generex Pharmaceuticals, Inc.). This case was tried without a jury in October 1999, and a decision in favor of the plaintiff in the amount of CDN $193,981.80 (approximately US$131,908), plus interest and costs, was rendered against us in December 1999. We presently are awaiting the resolution of certain issues relating to the assessment of interest and costs by the court. When those issues are resolved, we intend to appeal the trial court's decision.

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

     We deny any wrongdoing relative to any of the matters upon which plaintiff's claims in this action are based. We failed, however, to file a Statement of Defense to those claims on a timely basis, and plaintiffs caused a notice of default to be entered against us, and applied to the court to have the notice of default set aside, and for leave to file a Statement of Defense. Our application was referred to a Master, who declined to set the Noting of Default aside, primarily because of our delay in seeking relief. We have not yet received a formal decision from the Master or a formal order denying our application. When the order is served, we will have a period of seven days within which to seek a new hearing before a judge, which in essence is a new proceeding at which new evidence can be introduced.

     If we do not succeed in setting aside the notice of default, we would be precluded from contesting liability, but would be permitted to contest the amount of damages, if any, which plaintiffs incurred as a result of our actions or of actions for which we are legally responsible. We believe that plaintiffs have suffered no loss or injury based on any action of ours or for which we were responsible, and have made no provision in our financial statements for any loss which might be incurred in this litigation.

     o In February 1999, MQS, Inc., a former consultant of ours, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,065.50 are due to it for services which it rendered through December 22, 1998. MQS also claimed that we used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin product for aerosol application. We filed our answer to MQS's claims in May 1999, in which we denied that MQS is entitled to the relief that it seeks, or that any of our products or technology incorporates any proprietary technology belonging to MQS. We also filed a counterclaim against MQS for breach of contract.

     In December 1999, we filed a motion with the court to amend our answer and counterclaim to add additional claims against MQS, including claims based upon unauthorized use and misappropriation of our trade secrets and technology by MQS, and to add additional parties as counterclaim defendants. Subsequent to our filing, MQS filed a motion to amend its complaint to add certain of our officers as individual defendants on the claims previously made against us. We and MQS each has agreed to allow the other to amend its pleadings in the manner sought, and presently are jointly developing a schedule for responding to the new pleadings and conducting discovery in the case. We are unable to predict the outcome of this litigation at this time.

        We maintain product liability coverage for claims arising from the use of our products in clinical trials, etc., but do not have any insurance which covers our potential liability in any of the legal proceedings described above.


Item 2.  Changes in Securities and Use of Proceeds

        Paragraphs (a) and (b) of Part II, Item 2 are inapplicable.

        (c) Issuance of Unregistered Securities

           (i) Private Placement of Common Stock and Warrants

           In January 2000, we sold 450,790 units of securities ("Units") for cash at a price of $4,25 per Unit. Each Unit consisted of one share of Common Stock and 0.75 Series CU Warrants ("CU Warrants"). The Units were purchased by six investors, as follows:


------------------------------------------------------------------------------------------------------
                                         Securities Purchased
------------------------------------------------------------------------------------------------------
                                         Common
Purchaser                                Stock                      Warrants          Consideration
---------                                -----                      --------          -------------
                                                                                           ($)
------------------------------------------------------------------------------------------------------
Cranshire Capital, L.P.                  105,883                   79,413                450,000
------------------------------------------------------------------------------------------------------
Keyway Investments Ltd.                  105,883                   79,413                450,000
------------------------------------------------------------------------------------------------------
Lionhart Investments Ltd.                 94,117                   70,587                400,000
------------------------------------------------------------------------------------------------------
Howard Todd Horberg                       58,824                   44,118                250,000
------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------
                                         Securities Purchased
------------------------------------------------------------------------------------------------------
                                         Common
Purchaser                                Stock                      Warrants          Consideration
---------                                -----                      --------          -------------
                                                                                           ($)
------------------------------------------------------------------------------------------------------
Steve Levy                                58,824                   44,118                250,000
------------------------------------------------------------------------------------------------------
The dotCom Fund, LLC                      47,049                   35,924                200,000
                                       ---------                ---------             ----------
------------------------------------------------------------------------------------------------------
                  Total                  450,790                  353,573             $2,000,000
------------------------------------------------------------------------------------------------------


        Coleman & Company Securities, Inc. acted as our placement agent in the placement of the Units, and received in compensation for services in such capacity a cash commission of $160,000 and warrants ("Placement Agent Warrants") to purchase 23,528 Units $4.25 per Unit (i.e., 23,528 shares and 17,646 CU Warrants). Coleman & Company assigned its right to receive the Placement Agent Warrants to two of its officers, Ernest Pellegrino and Philip Puccio (11,764 Placement Agent Warrants to each). We also paid a "finder's fee" of $20,000 cash and 11,764 Placement Agent Warrants to each of Patrick G. Nolan and Zazoff Associates LLC for their services in introducing certain of the investors to Coleman & Company.


        No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions have been placed upon the resale of any of the securities consistent, including restrictive legends on the face of the securities and stop orders on the Registrant's stock and warrant registers. The securities were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder.

        The terms of exercise of the CU Warrants and Placement Agent Warrants are as follows:

---------------------------------------------------------------------------------------------------
                               Expiration            Exercise          Securities Issuable
                               Date                  Price per         Issuable Upon Exercise
                                                     Warrant           per Warrant
---------------------------------------------------------------------------------------------------
CU Warrants                    1/7/2005              $7.00             1 share of Common Stock
---------------------------------------------------------------------------------------------------
Placement Agent Warrants       1/7/2005              $4.25             1 share of Common Stock and
                                                                       0.75 CU Warrants
---------------------------------------------------------------------------------------------------

        (ii) Issuance of Options and Warrants to Advisors

     In January 2000, we issued warrants to purchase 150,00 shares of Common Stock at a price of $7.50 per share to The Shemano Group, Inc. ("Shemano"), a California-based broker-dealer, as compensation for financial advisory services. The Warrant expires January 31, 2004. The right to receive these warrants was assigned by Shemano to two of its officers.

     We also entered into an Option Agreement with Wolfe Axelrod Weinberger LLC ("Wolfe"), a New York-based financial public relations company that has been engaged by the Registrant to provide financial public relations services since June 1999. Under the Agreement, Wolfe is entitled to purchase 125,000 shares of Common Stock at a price of $8.00 per share until June 15, 2004.

     None of the aforementioned securities has been registered under the Securities Act of 1933, no public solicitation was involved in connection with these transactions, and transfer of the securities is restricted. We relied on the exemption provided by Section 4(2) of the Securities Act.

     (d) Use of Proceeds from Sales of Registered Securities

     The Registration Statement to which the following disclosures pertain is Registration Statement on Form S-1 (Registration No. 333-82667) effective November 19, 1999 (the "Registration Statement"). From the effective date of the Registration Statement through January 31, 2000, net proceeds from the sale of securities pursuant to the Registration Statement have been applied as follows*:

        (1)        Construction of plant, building and               $   0
                   facilities

        (2)        Purchase and installation of                          0
                   machinery and equipment

        (3)        Purchase of real estate                               0

        (4)        Acquisition of other businesses                       0

        (5)        Repayment of debt                                     0

        (6)        Working capital                                       0

        (7)        Temporary investments                                 0

        (8)        Any other purpose expected to involve                 0
                   $100,000 or more

        (9)        Research and development                              0

                   Total applied through 1/31/00*                        0

        *The Registration Statement registered shares of outstanding Common Stock for sale by certain of our stockholders, and we will receive no proceeds from such sales. The registration statement also registered shares of common Stock for sale by us upon the exercise of certain outstanding warrants. At January 31, 2000, none of such warrants had been exercised.

Item 6.   Exhibits and Reports on Form 8-K

  (a)     Exhibits.

          Exhibit                            Exhibit Title
          -------                            -------------

     4.1 Registration Rights Agreement dated January 7, 2000, with purchasers of Common Stock and CU Warrants in January 2000 placement

     4.2  Form of CU Warrant issued to investors in January 2000 placement

     4.3 Form of Placement Agent Warrant issued to Coleman & Company Securities, Inc., Patrick G. Nolan and Zazoff Associates LLC in January 2000 placement

     4.4  Form of Warrant issued to principals of The Shemano Group, Inc.

     4.5  Form of Option Agreement with Wolfe Axelrod Weinberger LLC

      27  Financial Data Schedule

     (b)  Reports on Form 8-K.

          On March 2, 2000, we filed a Current Report on Form 8-K in response to Item 1 of Form 8-K - Change in Control of Registrant to report the expansion of our Board of Directors to six persons, the election of Iain Brown and William M. Hawke, M.D., as directors, and the formation of an Audit Committee of the Board on which Dr. Hawke and Mr. Brown will serve along with Mark Perri, our Chief Financial Officer.



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  March 14, 2000

                                     GENEREX BIOTECHNOLOGY CORPORATION


                                     By: /s/ E. Mark Perri
                                         -------------------------------------
                                          E. Mark Perri
                                          Chairman and Chief Financial Officer