Form 10-Q
period 2000-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2000-06-13
CIK 1059784

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ____________________ to _______________________.

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 15,254,864 as of April 30, 2000.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX


PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements - unaudited

         Consolidated Balance Sheets --
         April 30, 2000 and July 31, 1999 ...................................  3

         Consolidated Statements of Operations -- for the three month periods ended April 30, 2000 and 1999, the nine month periods ended April 30, 2000 and 1999, and cumulative from November 2,
         1995, to April 30, 2000.............................................  4

         Consolidated Statements of Cash Flows -- For the three-month periods ended April 30, 2000 and 1999, the nine month periods ended April 30, 2000 and 1999, and cumulative from November 2,
         1995, to April 30, 2000.............................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 11


PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 15

Item 5.  Other Information................................................... 17

Item 6.  Exhibits and Reports on Form 8-K ................................... 19

Signatures................................................................... 20

Item I.  Consolidated financial statements

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                 April 30,       July 31,
                                                                                   2000            1999
                                                                               ------------    ------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                   $  3,143,004    $  5,633,201
   Short-term investments                                                           251,801         232,345
   Miscellaneous receivables                                                         29,230         182,413
   Other current assets                                                              85,132         119,010
                                                                               ------------    ------------
         Total Current Assets                                                     3,509,167       6,166,969

Property and Equipment, Net                                                       2,116,088       1,879,547

Deposits                                                                             71,547          66,159

Due From Related Parties                                                            714,249         776,991
                                                                               ------------    ------------

         TOTAL ASSETS                                                          $  6,411,051    $  8,889,666
                                                                               ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                       $  1,134,444    $    428,874
   Current maturities of long-term debt                                             628,308         550,589
                                                                               ------------    ------------
         Total Current Liabilities                                                1,762,752         979,463

Long-Term Debt, Less Current Maturities                                             181,340         444,971

Due to Related Parties                                                              158,194         155,383

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,000 shares at April 30, 2000
     and July 31, 1999                                                                    1               1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 15,254,864 and 14,740,683 shares at
     April 30, 2000 and July 31, 1999, respectively                                  15,255          14,741
   Additional paid-in capital                                                    23,865,378      20,903,728
   Notes receivable - common stock                                                 (147,530)       (434,903)
   Deficit accumulated during the development stage                             (19,264,453)    (12,975,678)
   Accumulated other comprehensive loss                                            (159,886)       (198,040)
                                                                               ------------    ------------
         Total Stockholders' Equity                                               4,308,765       7,309,849
                                                                               ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  6,411,051    $  8,889,666
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                 Cumulative
                                                                                                                   From
                                                                                                                November 2,
                                                 For the Three Months Ended      For the Nine Months Ended     1995 (Date of
                                                          April 30,                       April 30,            Inception) to
                                                ----------------------------    ---------------------------       April 30,
                                                    2000            1999            2000           1999             2000
                                                ------------    ------------    ------------    -----------  -----------------
Revenues                                        $       --      $       --      $       --      $       --      $       --

Operating Expenses:
   Research and development                        1,084,295         588,726       2,520,467       1,829,703       5,990,067
   Research and development - related party             --              --              --              --           220,218
   General and administrative                      1,238,806       1,127,288       3,898,972       2,830,063      12,795,242
   General and administrative - related party           --              --              --              --           314,328
                                                ------------    ------------    ------------    ------------    ------------
       Total Operating Expenses                    2,323,101       1,716,014       6,419,439       4,659,766      19,319,855
                                                ------------    ------------    ------------    ------------    ------------

Operating Loss                                    (2,323,101)     (1,716,014)     (6,419,439)     (4,659,766)    (19,319,855)

Other Income (Expense):
   Interest income                                    49,229           6,868         176,703           6,934         231,893
   Interest expense                                  (17,258)           (285)        (46,039)        (33,925)       (176,491)
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                        $ (2,291,130)   $ (1,709,431)   $ (6,288,775)   $ (4,686,757)   $(19,264,453)
                                                ============    ============    ============    ============    ============

Basic and Diluted Net Loss Per Common
   Share                                        $       (.15)   $       (.13)   $       (.42)   $       (.36)
                                                ============    ============    ============    ============

Weighted Average Number of Shares of
   Common Stock Outstanding                       15,238,186      13,416,870      14,924,168      12,890,760
                                                ============    ============    ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                 Cumulative
                                                                                                                    From
                                                                                                                 November 2,
                                                                                 For the Nine Months Ended      1995 (Date of
                                                                                           April 30,            Inception) to
                                                                                ----------------------------    to April 30,
                                                                                     2000           1999             2000
                                                                                ------------    ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                                                      $ (6,288,775)   $ (4,686,757)   $(19,264,453)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation                                                                      82,176          29,161         206,045
    Reduction in due from related party in exchange for
     interest payment                                                                 45,786            --            45,786
    Reduction of notes receivable - common stock in
     exchange for services rendered                                                  287,373            --           326,352
    Common stock issued for services rendered                                           --           275,408       1,174,428
    Stock options and warrants issued for services rendered                          924,350         918,064       2,605,224
    Preferred stock issued for services rendered                                        --              --               100
    Founders shares transferred for services rendered                                   --              --           353,506
    Changes in operating assets and liabilities:
     Miscellaneous receivables                                                       157,788          55,227          15,180
     Other current assets                                                             35,188             146         (88,779)
     Accounts payable and accrued liabilities                                        703,660             578       1,942,472
     Other, net                                                                         --            67,836         110,317
                                                                                ------------    ------------    ------------
     Net Cash Used in Operating Activities                                        (4,052,454)     (3,340,337)    (12,573,822)

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                 (98,970)       (465,358)       (391,761)
  Change in restricted cash                                                             --           105,655          (5,595)
  Purchases of short-term investments                                                (19,456)           --          (251,801)
  Change in deposits                                                                  (4,225)         16,581         (21,826)
  Change in due from related parties                                                  30,379         405,728      (2,515,791)
  Other, net                                                                            --              --            89,683
                                                                                ------------    ------------    ------------
     Net Cash Provided By (Used in) Investing Activities                             (92,272)         62,606      (3,097,091)

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                              --              --           993,149
  Repayment of long-term debt                                                       (391,735)       (391,860)       (871,773)
  Change in due to related parties                                                      --           (80,981)        154,541
  Proceeds from issuance of common stock, net                                      2,037,816       5,691,403      18,654,562
  Purchase and retirement of common stock                                               --          (119,066)       (119,066)
                                                                                ------------    ------------    ------------
     Net Cash Provided By Financing Activities                                     1,646,081       5,099,496      18,811,413

Effect of Exchange Rates on Cash
   and Cash Equivalents                                                                8,448         (53,230)          2,504
                                                                                ------------    ------------    ------------

Net Increase (Decrease) in Cash
   and Cash Equivalents                                                           (2,490,197)      1,768,535       3,143,004

Cash and Cash Equivalents, Beginning of Period                                     5,633,201       2,090,827            --
                                                                                ------------    ------------    ------------

Cash and Cash Equivalents, End of Period                                        $  3,143,004    $  3,859,362    $  3,143,004
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

           Comprehensive loss, which includes net loss and change in the foreign currency translation account during the period, for the nine months ended April 30, 2000 and 1999 was $6,250,621 and $4,613,335, respectively.

       3.  Accounts Payable and Accrued Expense
           Accounts payable and accrued expenses consist of the following:

                                                           April 30,               July 31,
                                                             2000                    1999
                                                        -------------           -------------
           Accounts Payable and Accrued Expenses        $   1,066,867           $     366,927
           Litigation Accrual                                  67,577                    --
           Consulting Accruals                                   --                    61,947
                                                        -------------           -------------
                Total                                   $   1,134,444           $     428,874
                                                        =============           =============

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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       4.  Pending Litigation (Continued)
           On October 1, 1999, the Company was informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that the Company is required to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In March 2000, the court affirmed the award. The Company has appealed the decision to the Appellate Division of the New York Supreme Court.

           If the Company is unsuccessful in their effort to appeal the arbitration award obtained by Sands and are required to issue warrants or other securities to Sands under the October 1997 letter agreement, the Company will record a charge to operations, and a corresponding increase to Additional Paid in Capital, equal to the fair value of the securities issued to Sands less any consideration which the Company receives for the securities. However, the Company's ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision for the award has yet been recorded in the financial statements. The Company does not believe that the final outcome of this case is reasonably likely to have a material adverse effect on their consolidated financial position apart from any charge to operations as previously described.

           In February 1997, a claim of wrongful dismissal by a former employee seeking damages of approximately $311,245 was brought in Ontario Court in Toronto, Ontario. This case was tried without a jury in October 1999, and a decision in favor of the plaintiff in the amount of approximately $131,908, plus interest and costs was rendered against the Company in December 1999. The Company has appealed this decision.

           The Company's management, after consultation with its legal counsel, has determined the range of likely loss to be approximately $68,139 to $192,281 and therefore has recorded a charge to operations in the amount of $68,139 for the nine months ended April 30, 1999.

           An action was also commenced against GPI and other companies and individuals seeking approximately $4,080,000 for allegedly causing certain adverse consequences of a plaintiff's investment in a particular company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. On December 9, 1999, an application was filed to set aside the notice of default and permit the Company to enter a statement of defense. This application was assigned to a Master who declined to grant relief. The Company is now seeking a new hearing before a judge, which in essence is a new proceeding at which new evidence can be introduced. The Company cannot now predict whether it will succeed in setting aside the notice of default. Failure to do so would preclude the Company from contesting the issue of liability. The Company, however, would be permitted to contest the amount of damages, if any, the plaintiff as a result of the Company's actions or the actions for which the Company is legally responsible.

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

       5.  Net Loss Per Share
           Basic EPS and Diluted EPS for the nine months ended April 30, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

       6.  Supplemental Disclosure of Cash Flow Information

                                                                              For the Nine Months Ended
                                                                                      April 30,
                                                                              ------------------------
                                                                                2000            1999
                                                                              --------        --------
Cash paid during the period for:
   Interest                                                                   $    252        $ 33,925
   Income taxes                                                               $   --          $   --

Disclosure of non-cash investing and financing activities:

   Issuance of common stock to satisfy accrued liability                      $   --          $738,000
   Long-term debt incurred in conjunction with acquisition
     of property and equipment                                                $190,206        $ 81,492
   Reduction in due from related party through repayment
     of long-term debt                                                        $  1,287        $   --

                                       8

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

7.       Transactions with Related Parties
           The Company's change in "Due from Related Parties" and "Due to Related Parties" for the nine months ended April 30, 2000 represents cash collections, expenses paid on behalf of the Company by Related Parties, and the effects of changes in exchange rates during the nine month period ended April 30, 2000.

8.       Stockholders' Equity
           In exchange for services rendered, the Company issued a warrant to purchase 150,000 shares of the Company's common stock at a price of $7.50 per share, with an expiration date of April 30, 2004. This warrant was determined to have a value of $355,500 and was charged to operations.

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

           During the nine month period ended April 30, 2000, warrants with exercise prices ranging from $5.50 to $7.50 were exercised for 41,091 shares of the Company's common stock.

9.       Stock Based Compensation
           The Company granted 1,280,000 Incentive Stock Options (ISOs) to employees, of which 985,000 vested upon grant, 265,000 on January 3, 2001, 15,000 on January 3, 2002 and 15,000 on January 3, 2003. The
           exercise price for all 1,280,000 is $5.00 per share. Since the Company accounts for its options under APB No. 25, no compensation cost was recognized.

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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


10.      Subsequent Events
           Subsequent events occurring after April 30, 2000 consist of the following:

           On May 31, 2000, the Company sold 1,041,670 shares of common stock for net proceeds of $5,885,407. Financing costs associated with this placement amounted to $364,601.

           Attached to each share of common stock was a warrant to purchase one share of common stock at an exercise price of $8.6625 with an expiration date of May 31,2003.

           In conjunction with raising capital, the Company issued warrants to purchase 150,000 shares of the Company's common stock at a price of $10.00 per share, with an expiration date of May 31, 2005. These warrants were determined to have a value of $631,500.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

     Statements in this discussion and analysis include forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act . You can identify these statements by the use of words such as "may", "will", "expect", "anticipate", "believe", "estimate", and similar terminology. Forward-looking statements address, among other things:

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

     The first product based on our large molecule drug delivery technology is a liquid insulin formulation that is administered using a hand-held aerosol spray applicator. The formulation, which includes insulin and various excipients (i.e., non-active pharmaceutical ingredients) to facilitate the absorption of insulin molecules through the mucous membranes in the mouth and upper gastro-intestinal tract, is sprayed into and absorbed in the mouth and back of the throat. This product is presently undergoing clinical trials in the United States, Canada and Europe.

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

Results of Operations - Three months ended April 30, 2000 and 1999

     We have been in the development stage since inception and have not generated any operating revenues to date. Through April 30, 2000, we accumulated an operating deficit of $19,319,855 as a result of research and development and general and administrative expenses incurred during the development stage.

     Our accumulated operating deficit at April 30, 2000, includes a net loss of $2,291,130 for the quarter then ended. In the corresponding quarter of the prior year our net loss was $1,709,431. The principal reasons for the increase in our loss in the quarter ended April 30, 2000, versus the quarter ended April 30, 1999, were increases in research and development expenses (to $1,084,295 from $588,726) and in general and administrative expenses (to $1,238,806 from $1,127,288). We had net interest income of $31,971 in the quarter ended April 30, 2000, versus net interest income of $6,583 in the corresponding quarter of 1999.

     The increase in research and development expense in the current period reflects a substantial increase in scope of Phase II clinical trials of our oral insulin formulation compared to the corresponding 1999 period. Clinical trials are now being conducted at seven sites versus two sites at the end of the third quarter of 1999.

     The increase in general and administrative expenses in the quarter ended April 30, 2000, represents primarily increased legal expenses related to the preparation, filing and processing of patent applications and related patent services, and increased travel costs associated with the administration of clinical trials.

Results of Operations - Nine months ended April 30, 2000 and 1999

     Our net loss for the nine months ended April 30, 2000, was $6,288,775, compared to a loss of $4,686,757 in the first nine months of the prior fiscal year.

     The principal reasons for the increase in our loss in the nine month period ended April 30, 2000, were increases in research and development expenses to $2,520,467 in the nine month period ended April 30, 2000, from $1,829,703 for the nine month period ended April 30, 1999, and an increase in general and administrative expenses to $3,898,972 in the nine months ended April 30, 2000 versus $2,830,063 in the year earlier period. We had net interest income of $130,664 in the nine month period ended April 30, 2000, versus net interest expense of $26,991 in the comparable nine month period ended April 30, 1999.

     The increase in research and development expense in the nine months ended April 30, 1999, reflects increases in such expenses in the second and third quarters relating to clinical trials of our oral insulin formulation, as discussed above.

     The increase in general and administrative expenses during the nine months of the current year are primarily the result of increase in salaries, consulting and professional expenses (including legal expenses related to pending litigation) in the first and second quarter of this year versus the first six months of the prior year, a litigation reserve established in the second quarter, and increased legal expenses related to patents and increased travel expenses associated with the administration of clinical trials and participation in industry seminars throughout the nine month period.

Liquidity and Capital Resources

     To date we have financed our development stage activities primarily through private placements of common stock. We had approximately $3,394,805 of cash and short term investments on hand at April 30, 2000 (versus approximately $5,865,546 in cash and short term investments on hand at July 31, 1999). In May of this year, we raised an additional $6.25 million of equity capital to support our research and development and other activities. We also have refinanced two mortgages that appeared as long term debt on our balance sheet at April 30, 2000, and this indebtedness (approximately $800,000 CDN) is now due in 2005.

     We believe that our cash on hand is sufficient to complete the Phase II clinical programs for our oral insulin formulation, to initiate Phase III clinical trials in Canada later this calendar year, to fund expected general and administrative expenses and anticipated capital costs through the end of this calendar year, and to initiate and carry out pre-clinical studies of additional applications of our platform large molecule drug delivery technology during the second half of this calendar year. Additional funds will be required, however, to initiate and carry out Phase III clinical trials of our oral insulin formulation in the United States, and to continue to fund other research and development activities and general and administrative expenses in 2001. We expect to raise additional equity capital in the fourth quarter of this year and in the first half of next year. As yet, however, we have no commitments for additional financing of any kind. Thus, we face the risk that unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise the capital we need, or materially adversely affect the terms upon which such capital is available. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

     We expect a significant portion of our Phase III clinical program costs in the United States, and clinical programs related to other applications of our large molecule drug delivery technology, to be obtained through licensing income and/or future marketing partners' contributions to clinical program costs and/or equity investments. We do not, however, have any licensing agreements or contractual arrangements for other funding at the present time.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     (a) Sands Brothers Litigation. Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules on October 2, 1998. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.6 to 2.5 million shares of our common stock. This claim was based upon an October 1997 letter agreement which purported to confirm an agreement appointing Sands Brothers as the exclusive financial advisor to Generex Pharmaceuticals, Inc., our subsidiary. In exchange for agreeing to act in that capacity, the letter agreement purports to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Following our acquisition of Generex Pharmaceuticals, Sands claimed right to receive shares of Generex Pharmaceuticals common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals were converted into our shares in the acquisition. Sands' claims also included additional shares as a fee related to that acquisition, and $144,000 in monthly fees due under the terms of the purported agreement.

     On October 1, 1999, we were informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that we are required to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the October 9, 1997 letter agreement. Thereafter, Sands filed a motion to confirm the award with the New York Supreme Court. In March 2000, the Court affirmed the award. We have appealed this decision to the Appellate Division of the New York Supreme Court.

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

     (b) Sparks Litigation. In February 1997, a claim of wrongful dismissal by a former employee seeking damages of CDN$450,000 was brought in Ontario Court in Toronto, Ontario (Lorne Sparks v. Generex Pharmaceuticals, Inc.). This case was tried without a jury in October 1999, and a decision in favor of the plaintiff in the amount of CDN $193,981.80 (approximately US$131,908), plus interest and costs, was rendered against us in December 1999. We have appealed this decision.

     (c) Acepharm, Inc. Litigation. In June 1996, "Generex Inc." was named as an additional defendant in a pending action in The Court of Queen's Bench of Alberta, in Calgary, Alberta (Elbourne, et al. v. Acepharm, Inc., et al.). In this action the plaintiffs seek injunctive relief relating to the ownership and control of Acepharm, damages for an alleged reduction in the value of their shares in Acepharm, Inc. (approximately $680,000 U.S.), and punitive damages (approximately $3.4 million U.S.). In one paragraph, plaintiff's amended Statement of Claim identifies Generex Pharmaceuticals and mis-identifies it as a subsidiary of another corporation. Except for this paragraph, there is no reference to us in the amended Statement of Claim. The specific acts alleged in the amended Statement of Claim to have violated plaintiffs' interests and caused it injury are ascribed to other defendants, and occurred prior to Generex Pharmaceuticals' incorporation in November 1995. We believe that we were made a party to this case because Generex Pharmaceuticals had expressed interest in acquiring certain assets of Acepharm, and the plaintiffs wished to prevent the sale. Because of the dispute over management, ownership and control of Acepharm, Inc., and because Acepharm's assets are unrelated to its business plans and goals, Generex Pharmaceuticals has long since abandoned any interest in purchasing such assets.

     We deny any wrongdoing relative to any of the matters upon which plaintiff's claims in this action are based. We failed, however, to file a Statement of Defense to those claims on a timely basis, and plaintiffs caused a notice of default to be entered against us, and applied to the court to have the notice of default set aside, and for leave to file a Statement of Defense. Our application was referred to a Master, who denied our application to set the Noting of Default aside, primarily because of our delay in seeking relief. We have now moved to seek a new hearing before a judge, which in essence is a new proceeding at which new evidence can be introduced.

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

     (d) MQS Litigation. In February 1999, MQS, Inc., a former consultant of ours, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,065.50 are due to it for services which it rendered through December 22, 1998. MQS also claimed that we used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin product for aerosol application. We filed our answer to MQS's claims in May 1999, in which we denied that MQS is entitled to the relief that it seeks, or that any of our products or technology incorporates any proprietary technology belonging to MQS. We also filed a counterclaim against MQS for breach of contract.

     In December 1999, we filed a motion with the court to amend our answer and counterclaim to add additional claims against MQS, including claims based upon unauthorized use and misappropriation of our trade secrets and technology by MQS, and to add additional parties as counterclaim defendants. Subsequent to our filing, MQS filed a motion to amend its complaint to add certain of our officers as individual defendants on the claims previously made against us. We and MQS each agreed to allow the other to amend its pleadings in the manner sought, and the pleadings were completed in May of this year. We now expect the discovery phase of this litigation to proceed through the end of this year, and are unable to predict the outcome of this litigation at this time.

     We maintain product liability coverage for claims arising from the use of our products in clinical trials, etc., but do not have any insurance which covers our potential liability in any of the legal proceedings described above.


Item 2. Changes in Securities and Use of Proceeds

     Paragraphs (a) and (b) of Part II, Item 2 are inapplicable.

     (c) Issuance of Unregistered Securities

     In May 2000, we sold 1,041,669 units of securities ("Units") for cash at a price of $6.00 per Unit. Each Unit consisted of a share of Common Stock and a warrant to purchase a share of Common Stock at an initial exercise price of $8.6625 per share. The Units were purchased by eight investors, as follows:

     --------------------------------------------------------------------
                                                            Consideration
                Purchaser                Units Purchased         ($)
     --------------------------------------------------------------------
     Protius Overseas Limited                483,333          $2,900,000
     --------------------------------------------------------------------
     Photon Fund, Ltd.                       166,667          $1,000,000
     --------------------------------------------------------------------
     Castle Creek Healthcare LLC             133,334          $  800,004
     --------------------------------------------------------------------
     Ram Trading, Ltd.                       100,000          $  600,000
     --------------------------------------------------------------------
     Montrose Investments Ltd.                83,334          $  500,000
     --------------------------------------------------------------------
     CCL Fund LLC                             33,334          $  200,004
     --------------------------------------------------------------------
     Velocity Investment Partners Ltd         25,000          $  150,000
     --------------------------------------------------------------------
     Ivan Lieberburg                          16,667          $  100,000
     --------------------------------------------------------------------

     Two registered broker dealers, The Shemano Group, Inc. and Pali Capital Inc., received compensation for their services to us in connection with this placement. Such compensation consisted of cash compensation of $180,000 to Pali Capital, cash compensation of $164,500 to The Shemano Group, and warrants to purchase a total of 39,168 shares of Common Stock to The Shemano Group. The Shemano Group assigned its right to receive such warrants to two of its officers, Gary J. Shemano and William Corbett.

     No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions have been placed upon the resale of any of the securities consistent, including restrictive legends on the face of the securities and stop orders on the Registrant's stock and warrant registers. The securities were sold without registration under the Securities Act of 1933 (the "1933 Act") in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder, and in the case of the sales to Protius Overseas Limited and Photon Fund Ltd., on Regulation S promulgated under the 1933 Act. We have agreed to register for resale under the 1933 Act all shares of Common Stock sold in the placement and issuable upon exercise of warrants included in the Units sold, and intend to do so during the current fiscal quarter.

     The terms of the warrants purchased by investors and issued to The Shemano Group are as follows:

--------------------------------------------------------------------------------
                              Expiration    Exercise       Securities Issuable
                                 Date       Price per    Issuable Upon Exercise
                                             Warrant           per Warrant
--------------------------------------------------------------------------------
Investor Warrants             5/17/2005      $8.6625     1 share of Common Stock
--------------------------------------------------------------------------------
The Shemano Group Warrants    5/17/2005      $10.00      1 share of Common Stock
--------------------------------------------------------------------------------

     (d) Use of Proceeds from Sales of Registered Securities

     The Registration Statement to which the following disclosures pertain is Registration Statement on Form S-1 (Registration No. 333-82667) effective November 19, 1999 (the "Registration Statement"). From the effective date of the Registration Statement through April 30, 2000, net proceeds from the sale of securities pursuant to the Registration Statement have been applied as follows*:

     (1) Construction of plant, building and                       $     0
         facilities

     (2) Purchase and installation of machinery and equipment            0

     (3) Purchase of real estate                                         0

     (4) Acquisition of other businesses                                 0

     (5) Repayment of debt                                               0

     (6) Working capital                                           243,000

     (7) Temporary investments                                           0

     (8) Any other purpose expected to involve $100,000 or more          0

     (9) Research and development                                        0

         Total applied through April 30, 2000*                           0

     *The Registration Statement registered shares of outstanding Common Stock for sale by certain of our stockholders, and we will receive no proceeds from such sales. The registration statement also registered shares of common Stock for sale by us upon the exercise of certain outstanding warrants. At April 30, 2000, 41,091 of such warrants had been exercised. The resales of all such shares is now covered by Registration Statement No. 333-33556 effective May 26, 2000.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits.

Exhibit                        Exhibit Title
-------                        -------------

 4.1 Form of Securities Purchase Agreement entered into with Protius Overseas Limited and Photon Fund, Ltd. on May 17, 2000

 4.2 Form of Securities Purchase Agreement entered into with Castle Creek Healthcare LLC, Ram Trading Ltd., Montrose Investments Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan Lieberburg between May 17, 2000 and May 31, 2000

 4.3 Form of Registration Rights Agreement entered into by Protius Overseas Limited and Photon Fund, Ltd. on May 17, 2000

 4.4 Form of Registration Rights Agreement entered into with Castle Creek Healthcare LLC, Ram Trading Ltd., Montrose Investments Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan Lieberburg between May 17, 2000 and May 31, 2000

 4.5 Form of Warrant issued to Protius Overseas Limited and Photon Fund, Ltd. in May 2000 Units Placement

 4.6 Form of Warrant issued to Castle Creek Healthcare LLC, Ram Trading Ltd., Montrose Investments Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan Lieberburg in May 2000 Units Placement

 4.7 Form of Warrant issued to The Shemano Group, Inc. in connection with May 2000 Units Offering

 27       Financial Data Schedule

     (b) Reports on Form 8-K.

     On March 27, 2000, we filed a Current Report on Form 8-K in response to
Item 5 of Form 8-K - "Other Events" to report recent developments in our litigation with Sands Brothers & Co. Ltd.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE: June 13, 2000

                                        GENEREX BIOTECHNOLOGY CORPORATION


                                        By: /s/ E. Mark Perri
                                            ------------------------------------
                                            E. Mark Perri
                                            Chairman and Chief Financial Officer