Form 10-K
period 2000-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2000-10-30
CIK 1059784

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2000
                                               -------------

[ ]                   TRANSITION REPORT PURSUANT TO SECTION
               13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from ________________ to ______________

                     Commission file number     000-25169
                                           -------------------------------

                        GENEREX BIOTECHNOLOGY CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                   82-049021
-------------------------------                 --------------------
(State or other jurisdiction of                    (IRS Employer
 incorporation or organization)                  Identification No.)

33 Harbour Square, Suite 202, Toronto, Canada                   M5J 2G2
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:       416/364-2551
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:

                                      None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
   ----      ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant at October 18, 2000, was approximately $149,700,000.

At October 18, 2000, the registrant had 18,765,037 shares of Common Stock outstanding.

Documents incorporated by reference: None

                           FORWARD-LOOKING STATEMENTS

         We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations", "Business" and elsewhere in this Report that are forward-looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934. Forward-looking statements do not describe historical events or other facts but, rather, convey our management's current expectations. Such statements usually are prefaced with forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate" and similar terminology. Our forward-looking statements address, among other things:

     o implementing our clinical programs and other aspects of our business plans;

     o   our financing goals, plans and future needs; and

     o our expectations of when regulatory approvals will be received or other actions will be taken by parties other than us.

         Management's current expectations are subject to a number of factors and uncertainties that could cause actual results or future conditions to differ materially from those expressed in or implied by our forward-looking statements. Thus, we caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

PART I

Item 1.  Business.


Overview

         Generex Biotechnology Corporation is engaged in the research and development of drug delivery technology primarily involving the administration of proprietary formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator.

         More than 150 large molecule drugs (i.e., drugs composed of molecules with a higher than specified molecular weight) have been approved for sale in the United States or are presently undergoing clinical trials as part of the process to obtain such approval, including various proteins, peptides, monoclonal antibodies, hormones and vaccines. Unlike small molecule drugs, which generally can be administered through the digestive tract (e.g., by capsule or tablet), the skin (e.g., transdermal patches), the mucosal surfaces of the mouth and nose, or by injection, large molecule drugs historically have been administered only by injection. The principal reasons for this have been the vulnerability of large molecule drugs to digestion, which has virtually ruled out the use of capsules or pills for delivery, and the size of the molecule itself which makes absorption through the skin or mucosa inefficient or ineffective.

         All injection therapies involve varying degrees of discomfort and inconvenience. With chronic and sub-chronic diseases, the discomfort and inconvenience associated with injection therapies frequently results in less than optimal patient acceptance of and compliance with the prescribed treatment plan. Poor acceptance and compliance can lead to medical complications and higher disease management costs. Also, elderly, infirm and pediatric patients with chronic or sub-chronic conditions may not be able to self-inject their medications. In such cases assistance is required which increases both the cost and inconvenience of the therapy.

         Our goal is to develop proprietary formulations of large molecule drugs that can be administered through the buccal mucosa, primarily the inner cheek walls, thereby eliminating or reducing the need for injections. We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs, and provides a convenient, non-invasive, accurate and cost effective way to administer such drugs. We have identified several large molecule drugs as primary candidates for development, but to date have focused our development efforts on a buccal insulin product.

         Between January 1999 and September 2000, we conducted Phase II clinical trials of our buccal insulin product in the United States, Canada and Europe. In September 2000, we entered into a Development and License Agreement with Eli Lilly and Company to develop this product. Prior to entering into the agreement with Lilly, we had not reached a point in our clinical program at which we were prepared to apply for regulatory approvals to market the product in any country, and we did not anticipate receiving any such approvals until 2003 at the earliest. Under the terms of our agreement with Lilly, Lilly, generally, will be responsible for conducting clinical trials and securing regulatory approvals on a worldwide basis for all products developed under the Agreement. Lilly also will have the exclusive right to market the products worldwide. Our principal responsibilities under the Lilly agreement will be to continue development, as required, of our proprietary formulation and on our RapidMist(TM) device, which is described below.

         We are a development stage company, and prior to the first quarter of the current fiscal year had not received any revenues from operations. We have no products approved for commercial sale by drug regulatory authorities and only one product, our oral insulin formulation, for which we have begun the regulatory approval process. Notwithstanding our agreement with Lilly and the support that we expect to receive from Lilly, successful development of our insulin product is by no means assured. In order to obtain regulatory approvals for our insulin product, it will be necessary to demonstrate, among other things, that:

o the product is physically and chemically stable under a range of storage, shipping and usage conditions;

o the results of administering the product to patients are reproducible in terms of the amounts of insulin delivered to the oral cavity and absorbed in the bloodstream; and

o that there are no serious adverse safety issues associated with use of the product.

      The levels of uncertainty and risk related to the regulatory approval process for other products that may be developed under our agreement with Lilly, or independently of Lilly, are even greater than with our insulin product since no other product candidate has progressed to the point of development of the insulin product.

Buccal Delivery Technology

         Our buccal delivery technology involves the preparation of a proprietary formulation in which an active pharmaceutical agent is placed in solution with a combination of absorption enhancers and other excipients classified generally recognized as safe ("GRAS") by FDA when used in accordance with specified quantity and other limitations. The resulting formulation, which is stable at room temperature, is aerosolized with a pharmaceutical grade chemical propellant and is administered to the patient using our proprietary RapidMist(TM) device. The RapidMist device is a small, light weight, hand held, easy to use aerosol applicator comprised of a container for the formulation, a metering valve, an actuator and dust cap. Using the Device, the patient self-administers the formulation by spraying it into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In the clinical program for our insulin product, insulin absorption in the buccal cavity has been shown to be very rapid.

         In September 2000, we entered into a Development and License Agreement with Eli Lilly and Company to develop and market an insulin product based upon our buccal delivery technology. As noted above, however, we believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Fentanyl, morphine, estrogen and heparin are among the compounds that we have identified as candidates for product development. We expect to begin development of three products involving large molecule drugs other than insulin in the current fiscal year.

Buccal Insulin Product

         Insulin is a hormone that is naturally secreted by the pancreas to regulate the level of glucose, a type of sugar, in the bloodstream. The term diabetes refers to a group of disorders that are characterized by the inability of the body to properly regulate blood glucose levels. When glucose is abundant, it is converted into fat and stored for use when food is not available. When glucose is not available from food, these fats are broken down into free fatty acids that stimulate glucose production by the liver. Insulin acts by stimulating the use of glucose as fuel and by inhibiting the production of glucose in the liver. In a healthy individual, a balance is maintained between insulin secretion and glucose metabolism.

         There are two major types of diabetes. Type 1 diabetes (juvenile onset diabetes or insulin dependent diabetes) refers to the condition where the pancreas produces little or no insulin. Type 1 diabetes accounts for 5-10 percent of diabetes cases. It often occurs in children and young adults. Type 1 diabetics must take daily insulin injections, typically three to five times per day, to regulate blood glucose levels.

         In Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus), the body does not produce enough insulin, or cannot properly use the insulin produced. Type 2 diabetes is the most common form of the disease and accounts for 90-95 percent of diabetes cases. In addition to insulin therapy, Type 2 diabetics may take oral drugs that stimulate the production of insulin by the pancreas or that help the body to more effectively use insulin.

         If not treated, diabetes can lead to blindness, kidney disease, nerve disease, amputation, heart disease and stroke. Each year, from 12,000 to 24,000 people lose their sight because of diabetes. Diabetes is also the leading cause of end-stage renal disease (kidney failure), accounting for about 40% of new cases. In addition, about 60-70 percent of people with diabetes have mild to severe forms of diabetic nerve damage, which, in severe forms, can lead to lower limb amputations. Diabetics are also 2 to 4 times more likely to have heart disease, which is present in 75 percent of diabetes-related deaths, and are 2 to 4 times more likely to suffer a stroke.

         There is no known cure for diabetes. The World Health Organization estimates that there are currently over 1.5 billion diabetics worldwide. It is further estimated that this number will almost double by the year 2025. There are estimated to be 17 million people suffering from diabetes in North America alone, approximately 5 million of whom are undiagnosed, and diabetes is the second largest cause of death by disease in North America.

         We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a number of studies in Ecuador in 1998, each of which involved a selection of between 8 and 10 patients. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans compared with injected insulin and placebos. The studies were conducted over periods of from 4 to 5 days. In these studies, oral formulations containing 30, 40 and 50 units of insulin provided glucose lowering results similar to 10 units of injected insulin. The oral insulin formulations also provided average insulin absorption equivalent to the injected insulin.

         Concurrently with these studies, we experimented with a number of devices and techniques to "administer" our formulation to the buccal cavity. In our initial studies in Ecuador, we administered our formulation with a calibrated dropper. The patient "swished" the formulation in the mouth to bring the formulation into contact with the inner cheek walls, and then either spit out or swallowed the formulation. Because of risks of contamination associated with a delivery system that was not closed, and the need for precise dosage control, we decided to use a hand held aerosol sprayer to administer our formulation following the initial trials in Ecuador.

         On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigatory New Drug submission to the Health Protection Branch in Canada (Canada's equivalent to the United States' Food and Drug Administration) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigative New Drug Submission with the Food and Drug Administration in October 1998, and received FDA approval to proceed with human trials in November 1998.

         We began our Phase II clinical trial programs in Canada and the United States in January 1999. The distinctions between various stages of the clinical process required for regulatory approval of a new drug product in the United States (e.g., Phase II versus Phase III trials) are described in "Government Regulation" below. Between January 1999 and September 2000 we conducted Phase II clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocol in most trials involved administration of two different doses of our insulin formulation following either a liquid sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin.

         As noted above, in September 2000 we entered into a Development and License Agreement with Eli Lilly and Company covering an insulin product based upon our buccal delivery technology. Under this agreement, Lilly is responsible for conducting clinical trials and securing regulatory approvals for this product on a worldwide basis. The agreement with Lilly also gives Lilly the right to develop a number of non-insulin products based upon our buccal delivery technology depending on the success of the initial insulin product.

Other Large Molecule Drug Projects

         We have had numerous discussions of possible research collaborations with pharmaceutical companies concerning use of our large molecule drug delivery technology with compounds other than insulin. These compounds include monoclonal antibodies, human growth hormone, fertility hormone, and others. Fentanyl, morphine, estrogen and heparin are among the compounds that we have identified as candidates for product development.

         Prior to entering into our agreement with Lilly covering the insulin product, we had not aggressively pursued development opportunities apart from insulin because we believed it was more advantageous to concentrate our resources, particularly our financial resources, on developing the insulin product. While the insulin product remains our first priority, we believe that Lilly's involvement will relieve us of most of the costs associated with conducting the clinical program for the insulin product. We also raised approximately $30 million of additional equity capital in the last quarter of our fiscal year ended July 31, 2000, and in the first quarter of the current year. Based on this funding, and the financial structure of the Lilly agreement, we believe we now have sufficient financial resources to aggressively pursue development of additional products. We expect to begin development of three products involving large molecule drugs other than insulin in the current fiscal year.

Government Regulation

         Our research and development activities, and the eventual manufacture and marketing of our products, are subject to extensive regulation by the Food and Drug Administration in the United States and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have extensive experience in dealing with FDA and other regulators while we do not. Also, other companies in our industry do not depend completely on products which still need to be approved by government regulators, as we now do.

         If requisite regulatory approvals are not obtained and maintained, our business will be substantially harmed. In many if not all cases, we expect that our development partners will control or participate extensively in the regulatory approval process once a development agreement is in place. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

         United States. All aspects of our research, development and foreseeable commercial activities are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed.

         The steps required before a pharmaceutical product may be marketed in the United States include:

     o   preclinical tests;

     o the submission to FDA of an Investigational New Drug application, which must become effective before human clinical trials commence;

     o   human clinical trials to establish the safety and efficacy of the drug;

     o   the submission of a New Drug Application to FDA; and

     o FDA approval of the New Drug Application, including approval of all product labeling and advertising.

         Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the preclinical tests are submitted to FDA as part of the Investigational New Drug Application and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to the Investigatory New Application Drug, the Investigational New Drug Application becomes effective 30 days following its receipt by FDA. The Investigational New Drug Application for our oral insulin formulation became effective in November 1998.

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

         Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. We began Phase II clinical tests of our insulin formulation in the United States in January 1999. In September 2000, we entered into a Development and License Agreement with Lilly to develop and market an insulin product based on our buccal delivery technology. Under the Agreement, Lilly is responsible for conducting clinical trials, securing regulatory approvals and marketing on a worldwide basis. Lilly will also have the option to develop a number of additional products depending upon the success of the initial insulin product.

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

         In the United States, the results of preclinical studies and clinical trials, if successful, are submitted to FDA in a New Drug Application to seek approval to market and commercialize the drug product for a specified use. FDA may deny a New Drug Application if it believes that applicable regulatory criteria are not satisfied. FDA also may require additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive FDA approval. Even if approved by FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by FDA.

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

         Foreign Countries. Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. We obtained regulatory approval to begin clinical trials in Canada in November 1998. In Ecuador, regulatory authorities approved the limited non-commercial distribution of our oral insulin formulation in September 1998.

Marketing

         We intend to rely on collaborative arrangements with one or more other companies which possess strong pharmaceutical marketing and distribution resources to perform these functions. Accordingly, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

         With respect to our insulin product, Eli Lilly and Company has exclusive, worldwide marketing rights to the product. Except for our agreement with Lilly with respect to our oral insulin product, we do not have any agreements with any other companies for marketing or distributing our products.

Manufacturing

         To date, we have produced our oral insulin formulation only under laboratory conditions on a small scale. We are in the process of completing and obtaining regulatory approvals for a pilot manufacturing facility in Toronto in the same commercial complex in which our original laboratory is located. We believe that these facilities, when placed in operation, will be capable of producing our insulin product at levels necessary to supply our needs for late stage human clinical trials of the product and for initial commercial sales outside the United States. However, we have not yet actually produced product at those levels.

         Under our agreement with Lilly, Lilly may select us, but is not required to select us, to manufacture products developed under that agreement. In order to qualify for consideration in this role, we will have to satisfy Lilly that we can supply such products at the requisite levels of quality, cost and reliability in compliance with all applicable regulatory requirements. We have no experience in resolving the staffing, manufacturing, regulatory and quality control problems that are likely to come up in developing and running a large scale manufacturing operation. Our failure to solve problems of this nature would lead to loss of any opportunity to manufacture products developed under our agreement with Lilly, and could delay or prevent our ability to bring other products to market and inhibit sales after a product comes to market. In any event, we will need to significantly increase our manufacturing capability in order to manufacture any product in commercial quantities.

         We own facilities in Brampton, Ontario, and Mississauga, Ontario, both within 25 miles from downtown Toronto, that were purchased with the intention of improving and equipping them for manufacturing. We believe we can place these facilities into production of our insulin product or other products within 12 to 18 months lead time.

Raw Material Supplies

         The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a commercial supply of any such products.

         Components suitable for our RapidMist device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. We believe that the components which now comprise the device will be utilized with the commercial version of our insulin product irrespective of what manufacturing arrangements are ultimately chosen by Lilly, i.e., whether or not we perform the formulating and filling function. We have secured supply arrangements with the manufacturers of all components and the propellant that we presently use in our RapidMist device for commercial quantities of such components and propellant. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of a single source of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

         Lilly will supply the pharmaceutical compounds that are used in products developed under our agreement with Lilly. We expect that similar arrangements will be made with future development and marketing partners under licensing and development agreements covering other products.

Intellectual Property

         Our long-term success will substantially depend upon protecting our technology from infringement, misappropriation, discovery and duplication. The first patent applicable to our large molecule delivery technology was issued in the US on January 25, 2000. We also have thirteen patent applications pending in the US and foreign jurisdictions, one Canadian patent and one Canadian patent application for which there is no US counterpart which cover our drug delivery technologies, and an indirect interest in three drug delivery patents held by another company which is fifty (50%) percent owned by us.

         We also rely on trade secrets and other unpatented proprietary information. We seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators. These agreements may be breached, however, in which case the remedies available to us may not adequately compensate us for our loss. Furthermore, trade secrets protection does not protect us against a competitor's independent development of the same technology.

         Our technology is primarily the result of original research and discoveries by Pankaj Modi, our Vice President, Research and Development. Under an October 1996 Consulting Agreement, Dr. Modi assigned to us his entire interest in all inventions, ideas, designs and discoveries made by him during the term of his agreement which relate to our actual or demonstrably anticipated business, work, undertakings or research and development. That agreement, as amended and supplemented, remains in place. Dr. Modi also assigned to us his interests in specific drug delivery systems and technology patents invented/discovered/conceived by him prior to the execution of his consulting agreement. This included all of his interests in three patents that he previously had assigned to Centrum Biotechnologies, Inc., a Canadian company which was then 50% owned by Dr. Modi. We have since acquired Dr. Modi's interest in Centrum Biotechnologies for no additional consideration. Since joining us, Dr. Modi has developed formulations and procedures, including our oral insulin formulation, that we believe are not covered by the claims of patents previously assigned to Centrum.

         We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or have applied for do not infringe any one else's patent rights, and that they will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could rise in litigation over these issues. Furthermore, patent applications are maintained in secrecy in the United States until the patents are approved, and in most foreign countries for a period of time following the date from which priority is claimed. Thus, we cannot be sure that any technology that we currently are developing is not covered already by a third party's pending patent applications.

         We presently are involved in litigation with a former consultant in which the former consultant has claimed that we misappropriated proprietary information belonging to the consultant in developing our insulin product. We also have been threatened with litigation by an individual named as a co-inventor of a patented buccal delivery technology in which we now hold a 50% interest. We do not believe that any of our existing or planned products or technology incorporates or infringes upon any intellectual proprietary interests of these claimants.

Competition

         We expect that products based upon our buccal delivery technology and any other products that we may develop will compete directly with products developed by pharmaceutical companies, universities, government agencies and public and private research organizations.

         Products developed by our competitors may provide for the delivery of substantially the same active pharmaceutical ingredient as our products using different methods of administration (e.g., pulmonary rather than buccal) or use a different active pharmaceutical agent to treat the same medical condition or indication as our product. For example, a number of pharmaceutical and biotechnology companies are engaged in various stages of research, development and testing of alternatives to insulin therapy for the treatment of diabetes, as well as new means of administering insulin. Many of our competitors and potential competitors in both categories have substantially greater scientific research and product development capabilities, as well as financial, marketing and human resources, than we do.

         Where the same or substantially the same active ingredient is available using alternative delivery means, we expect that competition among products will be based, among other things, on product safety, efficacy, ease of use, availability, price, marketing and distribution. When different active pharmaceutical ingredients are involved, these same competitive factors will apply to both the active agent and the delivery method.

         We consider other drug delivery companies to be direct competitors for the cooperation and support of major drug and biotechnology companies that own or market proprietary pharmaceutical compounds, as well as for the ultimate patient market. Among drug delivery companies, those that are known to be developing delivery systems for insulin and other pharmaceutical agents that we have identified as product candidates using our technology are of primary concern. Within this category, we consider Inhale Therapeutics, Inc. to be our principal competitor for our insulin product.

         Inhale Therapeutics, Inc. is developing a customized insulin formulation that is processed into a fine, dry powder and administered to the deep lung using a proprietary inhalation device developed for this purpose. Inhale has announced successful results using its inhaled product in Phase II clinical trials, and is now engaged in Phase III trials. Inhale is developing its insulin product in collaboration with Pfizer, Inc., which in turn has announced agreements to co-develop and co-promote the use of inhaled insulin with Aventis, a leading pharmaceutical company which presently manufactures insulin for sale primarily in Europe. Inhale is also developing pulmonary products with large molecule drugs other than insulin, and has stated that it is investigating the use of its inhalation technology with small molecule drugs.

         Aradigm Corporation, which has announced a joint development agreement with Novo Nordisk A/S to jointly develop a pulmonary delivery system for insulin by inhalation, also may be considered a direct competitor of ours in the insulin area. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Eli Lilly and Company. Aradigm began Phase II testing of its inhalation product in the second half of 1998.

         Other companies have announced development efforts relating to alternative (to injection) means of delivering insulin or other large molecule drugs, including Dura Pharmaceuticals which announced a collaboration with Eli Lilly and Company in 1998 to develop a pulmonary method of administering insulin, and Endorex Corporation which has announced receipt of a patent covering an oral vaccine delivery technology that it is developing with Elan Pharmaceutical Technologies.

         In addition to other delivery systems for insulin, there are numerous products which have been approved for use in the treatment of Type 2 diabetics in place of or in addition to insulin therapy. These products may be considered competitive with insulin products.

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

Research and Development Expenditures

         A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2000, our expenditures on research and development were $7,166,254. These included $3,476,436 in the year ended July 31, 2000, $1,853,108 in the year ended July 31, 1999, and $876,404 in the year ended July 31, 1998.

Employees

         At September 30, 2000, we had 25 full-time employees, including our executive officers and other individuals who work for us full time but are employed by management companies that provide their services. Sixteen of our employees are executive and administrative, five are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and four are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

         We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for these people from other pharmaceutical and biotechnology companies as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We do not have fixed term agreements with any of our key management or scientific staff, other than Dr. Pankaj Modi. The fact that we have a fixed term contract with Dr. Modi, however, does not guarantee his continued availability.

         We also use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, in developing protocols for clinical trials, and in designing, equipping and staffing our manufacturing facilities. These consultants and advisors usually have the right to terminate their relationship with us on short notice. Loss of some of these key advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

Item 2.  Properties.

         Our executive and principal administrative offices occupy approximately 5,000 square feet of office space in the Business Centre at 33 Harbour Square in downtown Toronto, Ontario, Canada. We own the Business Centre, which comprises approximately 9100 square feet of usable space. The space in the Centre that is not used by us is leased to third parties. Rental income is accounted for as a reduction of our occupancy costs.

         We also own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and are in the process of completing a pilot manufacturing facility for our insulin product in the same commercial complex. Our laboratory facility is approximately 2,650 square feet, and our pilot manufacturing facility, which also will include laboratory facilities is approximately 3,200 square feet. We expect to receive regulatory approvals for both facilities in the current calendar year.

         We have first mortgages on our Toronto properties totaling $721,963 at July 31, 2000. Our mortgages require the payment of interest, with minimal principal reduction, prior to their due date (November 1, 2002 with respect to $180,302, and May 25, 2005 with respect to $541,661).

         At this time, we do not expect to need manufacturing capabilities beyond our pilot facility before the end of calendar year 2001. We have acquired, however, an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto, for ultimate use in manufacturing. We have done preliminary work on these facilities, but we do not expect to make a substantial investment in improving and equipping them for manufacturing operations until our requirements in this area are better defined.

Item 3.  Legal Proceedings.

         Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules on October 2, 1998. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. This claim was based upon an October 1997 letter agreement which purported to confirm an agreement appointing Sands Brothers as the exclusive financial advisor to Generex Pharmaceuticals, Inc., our subsidiary. In exchange for agreeing to act in that capacity, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Following our acquisition of Generex Pharmaceuticals, Sands claimed its right to receive shares of Generex Pharmaceuticals common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals were converted into our shares in the acquisition. Sands' claims also included additional shares as a fee related to that acquisition, and $144,000 in monthly fees due under the terms of the purported agreement.

       On October 1, 1999, we were informed that the arbitration panel that heard this case had awarded Sands $14,070 and issued a declaratory judgment to the effect that we are required to issue to Sands a warrant to purchase

1,530,020 shares of our common stock pursuant to and in accordance with the terms of the October 1997 letter agreement. On March 20, 2000, the Supreme Court of the State of New York, County of New York, granted the petition of Sands Brothers & Co., Ltd. to confirm the award. We have appealed this decision to the Appellate Division of the New York Supreme Court. While the appeal will attempt to overturn the decision to uphold the award, our ultimate legal and financial liability, including a range of possible losses with respect to the award, cannot be estimated at this time.

         We also are involved in, or have recently settled, the following litigations:

         o In June 1996, "Generex Inc." was named as an additional defendant in a pending action in The Court of Queen's Bench of Alberta in Calgary, Alberta (Elbourne, et al. v. Acepharm, Inc., et al.) seeking equitable relief, damages (approximately $680,000 U.S.) and punitive damages (approximately $3.4 million U.S.). The case arose out of plaintiffs' unsuccessful attempt to acquire Acepharm, Inc. In September of this year we settled this case for $100,000.

         o In February 1999, MQS, Inc., a former consultant, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims that we have used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin product for aerosol application. We filed our answer to MQS's claims in May 1999, in which we deny that MQS is entitled to the relief that it seeks, or that any of our products or technology incorporates any proprietary technology belonging to MQS. We also filed a counterclaim against MQS for breach of contract.

             In December 1999, we filed a motion with the court to amend our answer and counterclaim to add additional claims against MQS, including claims based upon unauthorized use and misappropriation of our trade secrets and technology, and to add additional parties as counterclaim defendants. MQS then filed a motion to amend its complaint to add certain of our officers as individual defendants on the claims previously made against us. We and MQS each agreed to allow the other to amend its pleadings in the manner sought, and the pleadings were completed in May of this year. Discovery in the case is expected to continue into early 2001. At this time, we are unable to predict the outcome of this litigation.

         We maintain product liability coverage for claims arising from the use of our products in clinical trials, etc., but do not have any insurance that covers our potential liability in any of the legal proceedings described above.

         Except as described above, we are not involved in any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         We did not submit any matters to a vote of stockholders in the last quarter of the year ended July 31, 2000.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         "Bid" and "asked" prices for our common stock were quoted on the Nasdaq OTC Electronic Bulletin Board from February 1998 to May 2000. On May 5, 2000, our common stock began trading on The Nasdaq Stock Market's National Market (the "Nasdaq National Market"). Prior to February 1998, there was no public market for our common stock.

         The table below sets forth the high and low inter-dealer bid quotations for our common stock for certain periods prior to May 5, 2000, as furnished by the Nasdaq OTC Bulletin Board, and by the Nasdaq National Market beginning May 5, 2000. These are "inter-dealer" quotations, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The table also sets forth the high and low sales prices of our common stock reported by The Nasdaq Stock Market for these periods beginning May 5, 2000.

                                Interdealer Bid Quotations                  Sales Prices
                                 (not actual transactions)               (actual transactions)
                                --------------------------              -----------------------
                                 High                Low               High               Low
                                 ----                ---               ----               ---
     1998
     ----
First quarter                   $6.38                 $5.75              __                __
Second quarter                  $9.00                 $6.00              __                __
Third quarter                   $8.125                $5.75              __                __
Fourth quarter                  $18.88                $7.38              __                __


     1999
     ----
First quarter                   $13.75                $7.00              __                __
Second quarter                  $9.375                $6.56              __                __
Third quarter                   $8.06                 $5.50              __                __
Fourth quarter                  $7.56                 $4.12              __                __


     2000
     ----
First quarter                   $9.88                 $4.62              __                __
Second quarter                  $13.88                $1.06             $11.38             $4.78
Third quarter                   $24.75                $4.00             $24.88             $7.56
Fourth quarter (through         $14.69                 $.03             $14.75            $10.00
     October 15, 2000)



The closing sales price for our common stock reported on October 25, 2000, was $10.69.

         At October 26, 2000, there were 758 holders of record of our common stock.

Dividends

         We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

         In the period from August 1, 1999 until July 31, 2000, we have offered and sold common stock and other securities in a number of transactions, including the transactions described below, in reliance upon exemptions from the registration requirements of the Securities Act of 1933. In the transactions described below, unless otherwise indicated, we relied upon the exemptions from registration provided in Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. No "public solicitation", as that term is defined in Rule 502(c), was employed by or in connection with the sale of these securities. All purchasers were, to our reasonable belief, accredited investors who purchased for investment. All disclosures required under Rule 502(d) of Regulation D were made by us, and all other conditions to the availability of the Rule 506 exemption were, to our knowledge and belief, complied with by us.

         In order to assure that resale restrictions applicable to restricted securities are complied with, we placed a legend evidencing the restrictions on all certificates representing the shares, and issued "stop transfer" instructions to our transfer agent to prevent unapproved transfers.

         Transactions in the year ended July 31, 2000, and not previously reported on a Quarterly Report on Form 10-Q were as follows:

         (a) Between May 26, 2000 and July 31, 2000, we issued 19,700 shares of our common stock upon the exercise of outstanding warrants. These shares were registered for resale on Form S-3 (Registration No. 333-33556) and were resold by the purchasers pursuant to that registration statement. In these transactions, Teddy Ishak purchased 3,000 shares at $6.00 per share and Coleman and Company Securities, Inc. purchased 16,700 shares at $7.50 per share.

         (b) In June 2000, we issued a total of 4,300 shares of common stock valued for this purpose at $6.00 per share to four advisors in compensation for their services, as follows: William Lehun - 892 shares; Dennis Brans - 158 shares; Michael Howlett - 1,250 shares; and Robert Savage - 2,000 shares.

         (c) In January 2000, we issued a total of 8,100 shares of common stock valued for this purpose at $5.00 per share to 20 employees as a holiday bonus. None of the recipients of these bonuses are affiliates, and the maximum number of shares awarded to any individual employee was 1,000 shares. We issued these bonus shares without registration under the Securities Act in reliance upon our counsel's opinion that no sale of shares was involved.

Item 6. Selected Financial Data.

                             SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this annual report. Our financial statements as of July 31, 2000 and 1999, and for the years ended July 31, 2000, 1999 and 1998, have been audited by WithumSmith+Brown, independent auditors'.


                                                                                                           Cumulative
                                                                                                             From
                                                                                                           November 2,
                                                                                                              1995
                                                                                                            (Date of
                                                              YEARS ENDED JULY 31,                         Inception)
                                              ---------------------------------------------------          To July 31,
                                                 2000                 1999                 1998               2000
                                              ---------            ---------            ---------          -----------
STATEMENT OF OPERATIONS DATA
(In thousands, except per share data):

Revenues                                      $     --             $    --              $     --            $      --

Net Loss                                      $ (8,841)            $ (6,240)            $ (4,664)           $ (21,817)

Basic and diluted net loss per
common share                                  $   (.58)            $  (.47)             $   (.46)                  --

Weighted average number of
common shares outstanding                       15,190              13,260                10,079                   --

Cash dividends per share                            --                  --                    --                   --


                                                                JULY 31,
                                                       -------------------------
                                                         2000              1999
                                                       --------          -------

BALANCE SHEET DATA (In thousands):

Working capital                                        $  6,073          $ 5,188
Total assets                                           $ 10,341          $ 8,890
Total long-term debt (less current maturities)         $    713          $   445
Total stockholders' equity                             $  8,415          $ 7,310

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

General

         Corporate History. We were incorporated in Delaware in September 1997 for the purpose of acquiring Generex Pharmaceuticals, Inc., a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and other activities. Our acquisition of Generex Pharmaceuticals was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals exchanged their shares for shares of our common stock.

         In January 1998, we participated in a "reverse acquisition" with Green Mt. P. S., Inc., a previously inactive Idaho corporation formed in 1983. As a result of this transaction, our shareholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt., we became a wholly-owned subsidiary of Green Mt., Green Mt. changed its corporate name to Generex Biotechnology Corporation ("Generex Idaho"), and we changed our corporate name to GBC Delaware, Inc. Because the reverse acquisition resulted in our shareholders becoming the majority holders of Generex Idaho, we were treated as the acquiring corporation in the transaction for accounting purposes. Thus, our historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

         In April 1999, we completed a reorganization in which we merged with Generex Idaho. In this transaction, all outstanding shares of Generex Idaho were converted into our shares, Generex Idaho ceased to exist as a separate entity, and we changed our corporate name back to "Generex Biotechnology Corporation". This reorganization did not result in any material change in our historical financial statements or current financial reporting.

         Business History. We are engaged in the development of proprietary drug delivery technology. Our principal business focus has been to develop a technology for buccal delivery (absorption through the inner cheek walls) of large molecule drugs, i.e., drugs composed of molecules with molecular weights above a specified level. Large molecule drugs historically have been administered only by injection because their size inhibits or precludes absorption if administered by oral, transdermal, transnasal or other means.

         Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted clinical trials on this product in the US, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company. Under this agreement, Lilly is responsible for conducting clinical trials of the product, securing regulatory approvals and marketing on a worldwide basis. We will receive certain initial fees and milestone payments, and royalty payments based on product sales. Lilly also has the option to develop certain additional products using our buccal delivery technology depending on the success of the initial product.

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin. During our current fiscal year, we expect to begin development of three additional products based on this technology that are not covered by our agreement with Lilly.

         We do not expect to receive significant revenue from product sales in the current fiscal year or in the next fiscal year. We do anticipate licensing income or income in the nature of licensing income (e.g., "signing bonuses" or "advance royalties") in the current fiscal year, and received our first income from such sources in Q1 of this year. We expect, however, to satisfy a substantial majority of our cash needs during the current year from capital raised through prior equity financing.

Results of Operations -- 2000 Compared With 1999

         We had a net loss of $8,841,047 in the year ended July 31, 2000 (FY
2000) compared to a loss of $6,239,602 in the year ended July 31, 1999 (FY
1999). The increase in our FY 2000 net loss resulted from increases in research and development expenses (to $3,476,436 from $1,853,108) and in general and administrative expenses (to $5,567,520 from $4,374,523). Our net interest and miscellaneous income in FY 2000 increased to $202,909 from a net expense of $11,971 in FY 1999, primarily as a result of increased interest income in FY 2000.

         The principal reasons for the increase in our research and development expense in FY 2000 were:

         o increased expenditures relating to clinical trials of our oral insulin formulation primarily attributable to the expanded scope of these trials in FY 2000 to include additional sites in the United States and Europe, and the fact that trials did not commence in FY 1999 until the second quarter; and

         o costs associated with operations of our pilot manufacturing facility in Toronto which supports our clinical program.

         The principal reasons for the increase in our general and administrative expenses in FY 2000 were:

         o an increase of $684,344 in legal and accounting fees and expenses (to $1,520,726 from $836,382) related primarily to legal and accounting services in connection with reporting requirements under the Securities and Exchange Act of 1934, litigation defense costs and increased legal activity necessitated by increased business activity;

         o increased personnel costs of $198,122 (to $369,007 from $170,885) related primarily to additions to our technical and administrative staff during FY 2000; and

         o increased travel and other costs of $93,298 (to $538,062 from $444,764) associated with attendance at and sponsorship of industry seminars and exhibitions and other promotional activities.

         In both of the last two fiscal years, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses ($1,845,408 in FY 2000 and $1,573,604 in FY 1999) were paid primarily through the issuance of shares of common stock and/or warrants and options to purchase common stock. We believe that any similar expenses incurred in the current fiscal year will not exceed the level of such expenses in FY 2000.

Results of Operations -- 1999 Compared With 1998

         We had a net loss of $6,239,602 in FY 1999, compared to a loss of $4,663,604 in the year ended July 31, 1998 (FY 1998). The increase in our net loss resulted from increases in research and development expenses (to $1,853,108 from $876,404) and in general and administrative expenses (to $4,374,523 from $3,723,909).

         The principal reasons for the increase in our research and development expense in FY 1999 over FY 1998 were:

         o commencement of clinical trials of our oral insulin formulation during Q2 of FY 1999;

         o preparations for our clinical program in Q1 of FY 1999, including preparation of our IND application to FDA;

         o   development work associated with our oral insulin applicator; and

         o costs associated with starting up our pilot manufacturing facility in Toronto which supports our clinical programs.

         The principal reason for the increase in our general and administrative expenses in FY 1999 versus FY 1998 was an increase of $455,152 in legal and accounting fees and expenses ($836,382 in the year ended July 31, 1999, compared to $381,230 in the prior year). This increase was related principally to legal and accounting services in connection with the registration of our common stock under the Securities Exchange Act of 1934, compliance with the reporting requirements of that Act, legal services related to patents, litigation defense costs and increased legal activity necessitated by increased business activity.

         A significant portion of the increase in our general and administrative expenses in FY 1999 compared with FY 1998 ($170,198) was the result of increased travel and other costs associated with attendance at and, in one case co-sponsorship of, industry seminars and exhibitions.

         In each of FY 1999 and FY 1998, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses were paid primarily through the issuance of shares of common stock and/or warrants to purchase common stock ($1,573,604 in FY 1999 and $1,758,166 in FY 1998).

Results of Operations -- Years Ended July 31, 1998 and 1997

         Through July 31, 1998, we accumulated a substantial operating deficit as a result of research, development and general and administrative expenses. These expenses increased year to year, and increased substantially in FY 1998, primarily because of large increases in general and administrative expenses ($3,723,909 in FY 1998 versus $651,545 in FY 1997).

         The increase in our general and administrative expenses in FY 1998 was attributable primarily to:

         o increase in salaries ($570,230 in FY 1998 versus $77,806 in the prior fiscal year);

         o   professional fees ($527,941 versus $98,078);

         o consulting services paid for through the issuance of securities valued at $110,000, versus zero in the prior year; and

         o settlement of a liquidated damage claim by a former lender ($738,000) based upon our failure to become a "public company" prior to December 7, 1997.

Liquidity and Capital Resources

         To date we have financed our development stage activities primarily through private placements of common stock. In FY 2000, we issued approximately
1.59 million shares of common stock for cash proceeds of approximately $8.05 million (net of financing costs of approximately $606,000) and non-cash proceeds (services) of approximately $66,288. Additionally, we granted stock options and warrants to consultants and advisors, with a value of $1.42 million, for services rendered. As a result of our sales of common stock for cash and our use of stock options and warrants to pay for certain services during FY 2000, our stockholders' equity increased to approximately $8.42 million at July 31, 2000, versus approximately $7.31 million at July 31, 1999, notwithstanding our net loss during the year.

         At July 31, 2000, we had on hand cash and short term investments (primarily notes of US corporations) of approximately $7.17 million versus $5.87 million at July 31, 1999. In the first quarter of our current fiscal year (from August 1, 2000, through October 18, 2000), we received additional equity capital of approximately $ 1.9 million from the sale of 256,504 shares of common stock upon exercise of outstanding warrants, and approximately $22 million (net of financing costs of approximately $1.66 million) from a private placement of units of securities consisting of 2,151,093 shares of common stock and warrants to purchase an additional 322,065 shares of common stock at a price of $13.20 per share. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months. Beyond that, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

         In the past we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. We presently have a $50 million equity "draw down" commitment from an investor pursuant to which, subject to certain limitations and the satisfaction of certain conditions, we have the right to require the investor to purchase up to $50 million of our common stock at a 10% discount to the then current market price of the common stock. We do not now foresee a need to draw upon this facility in the current fiscal year.

Transactions with Affiliates

         Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and development - related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted for as though the payments were made directly to the officers, and not as a related party transaction. We do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

New Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires a company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the company's rights or obligations under the applicable derivative contract. In June 2000 the FASB issued SFAS 138 which amended certain provisions of SFAS 133. The amendments, among other things, allow foreign-currency denominated assets and liabilities to qualify for hedge accounting, permit the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefine the nature of interest rate risk to avoid sources of ineffectivenes. We adopted SFAS 133 and the corresponding amendments of SFAS 138 in the first quarter of the current fiscal year. Adoption of SFAS 133, as amended by SFAS 138, is not expected to have a material impact on our results of operations, financial position or cash flows.

         In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB
101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the Company's fiscal year 2001. We currently are evaluating the impact of SAB 101 to determine what effect, if any, it may have on our financial position and results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Price

         We have neither issued nor own any long term debt instruments, or any other financial instruments as to which we would be subject to material risks, including market risks, related to interest rate movements.

         At the present time, we maintain our cash in short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in US dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short term operating needs in Canada. At the present time, with the exception of professional fees and costs associated with the conduct of clinical trials in the United States and Europe, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between US and Canadian currencies.

Item 8.  Financial Statements and Supplementary Data


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                           PAGE
                                                                         -------

Independent Auditors' Report                                             F- 1


Consolidated Balance Sheets
July 31, 2000 and 1999                                                   F-2


Consolidated Statements of Operations
For the Years Ended July 31, 2000, 1999 and 1998
and Cumulative From Inception to July 31, 2000                           F-3


Consolidated Statements of Changes in Stockholders' Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2000                                                         F-4-9


Consolidated Statements of Cash Flows
For the Years Ended July 31, 2000, 1999 and 1998
and Cumulative From Inception to July 31, 2000                           F-10



Notes to Consolidated Financial Statements                               F-11-29

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders,
Generex Biotechnology Corporation:

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation and Subsidiaries (a development stage company) as of July 31, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generex Biotechnology Corporation and Subsidiaries as of July 31, 2000 and 1999 and the consolidated results of their operations, and their cash flows for each of the years in the three-year period ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000 in conformity with generally accepted accounting principles (United States).


/s/ WithumSmith+Brown
---------------------
WithumSmith+Brown
New Brunswick, New Jersey
September 14, 2000 except as to Note 16(D), for which the date is September 29, 2000, and Note 16(E), for which the date is October 5, 2000

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       July 31,
                                                                                       ------------------------------------
                                                                                              2000               1999
                                                                                       ----------------     --------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                           $      3,204,905     $    5,633,201
   Short-term investments                                                                     3,966,263            232,345
   Miscellaneous receivables                                                                     16,138            182,413
   Other current assets                                                                          99,041            119,010
                                                                                       ----------------     --------------
         Total Current Assets                                                                 7,286,347          6,166,969

Property and Equipment, Net                                                                   2,395,867          1,879,547
Patents, Net                                                                                    267,369                 --
Deposits                                                                                         47,914             66,159
Due From Related Parties                                                                        343,773            776,991
                                                                                       ----------------     --------------

         TOTAL ASSETS                                                                  $     10,341,270     $    8,889,666
                                                                                       ================     ==============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $      1,204,282     $      428,874
   Current maturities of long-term debt                                                           9,404            550,589
                                                                                       ----------------     --------------
         Total Current Liabilities                                                            1,213,686            979,463

Long-Term Debt, Less Current Maturities                                                         712,559            444,971
Due to Related Parties                                                                               --            155,383
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares,
     no shares issued and outstanding at July 31, 2000 and 1999                                      --                 --
   Special Voting Rights Preferred stock, $.001 par value; authorized,
     issued and outstanding 1,000 shares at July 31, 2000 and 1999                                    1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 16,326,333 and 14,740,683 shares
     at July 31, 2000 and 1999, respectively                                                     16,327             14,741
   Additional paid-in capital                                                                30,435,066         20,903,728
   Notes receivable - common stock                                                              (54,118)          (434,903)
   Deficit accumulated during the development stage                                         (21,816,725)       (12,975,678)
   Accumulated other comprehensive loss                                                        (165,526)          (198,040)
                                                                                       ----------------     --------------
         Total Stockholders' Equity                                                           8,415,025          7,309,849
                                                                                       ----------------     --------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     10,341,270     $    8,889,666
                                                                                       ================     ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                      Cumulative
                                                                          For the Years Ended                        November 2,
                                                                                   July 31,                         1995 (Date of
                                                          ---------------------------------------------------       Inception) to
                                                               2000               1999              1998            July 31, 2000
                                                          -------------      -------------      -------------     ---------------
Revenues                                                  $          --      $          --      $        --        $           --

Operating Expenses:
   Research and development                                   3,476,436          1,853,108            707,520           6,946,036
   Research and development - related party                          --                 --            168,884             220,218
   General and administrative                                 5,567,520          4,374,523          3,409,581          14,463,790
   General and administrative- related party                         --                 --            314,328             314,328
                                                          -------------      -------------      -------------      --------------
       Total Operating Expenses                               9,043,956          6,227,631          4,600,313          21,944,372
                                                          -------------      -------------      -------------      --------------

Operating Loss                                               (9,043,956)        (6,227,631)        (4,600,313)        (21,944,372)

Other Income (Expense):
   Miscellaneous income                                           7,906               --                   --               7,906
   Interest income                                              272,808             55,190                 --             327,998
   Interest expense                                             (77,805)           (67,161)           (63,291)           (208,257)
                                                          -------------      -------------      -------------      --------------

Net Loss                                                  $  (8,841,047)     $  (6,239,602)     $  (4,663,604)     $  (21,816,725)
                                                          =============      =============      =============      ==============

Basic and Diluted Net Loss Per Common
   Share                                                  $        (.58)     $        (.47)     $        (.46)
                                                          =============      =============      =============


Weighted Average Number of Shares of
   Common Stock Outstanding                                  15,189,781         13,260,260         10,078,875
                                                          =============      =============      =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                  -----------------------     -------------------        Paid-In       - Common
                                                    Shares         Amount      Shares      Amount        Capital         Stock
                                                  ---------       -------     --------     ------     -----------     ----------
Balance - November 2, 1995 (Inception)                --          $    --          --      $   --     $        --      $  --
Issuance of common stock for cash,
   February 1996, $.0254                            321,429           321          --          --           7,838         --
Issuance of common stock for cash,
   February 1996, $.0510                             35,142            35          --          --           1,757         --
Issuance of common stock for cash,
   February 1996, $.5099                            216,428           216          --          --         110,142         --
Issuance of common stock for cash,
   March 1996, $10.2428                               2,500             3          --          --          25,604         --
Issuance of common stock for cash,
   April 1996, $.0516                               489,850           490          --          --          24,773         --
Issuance of common stock for cash,
   May 1996, $.0512                                 115,571           116          --          --           5,796         --
Issuance of common stock for cash,
   May 1996, $.5115                                 428,072           428          --          --         218,534         --
Issuance of common stock for cash,
   May 1996, $10.2302                               129,818           130          --          --       1,327,934         --
Issuance of common stock for cash,
   July 1996, $.0051                              2,606,528         2,606          --          --          10,777         --
Issuance of common stock for cash,
   July 1996, $.0255                                142,857           143          --          --           3,494         --
Issuance of common stock for cash,
   July 1996, $.0513                                 35,714            36          --          --           1,797         --
Issuance of common stock for cash,
   July 1996, $10.1847                               63,855            64          --          --         650,282         --
Costs related to issuance of common stock                --            --          --          --         (10,252)        --
Founders' shares transferred for services
   rendered                                              --            --          --          --         330,025         --
Comprehensive Income (Loss):
   Net loss                                              --            --          --          --              --         --
   Other comprehensive income (loss):
     Currency translation adjustment                     --            --          --          --              --         --
                                                                 --------
       Total Comprehensive Income (Loss)
                                                  ---------      --------     -------      ------     -----------      -------
Balance -July 31, 1996                            4,587,764         4,588          --          --       2,708,501         --


                                                                        Deficit
                                                     Accumulated      Accumulated
                                                         Other         During the        Total
                                                     Comprehensive     Development    Stockholder
                                                    Income (Loss)        Stage           Equity
                                                    --------------  --------------   ------------
Balance - November 2, 1995 (Inception)              $      --       $       --       $       --
Issuance of common stock for cash,
   February 1996, $.0254                                   --               --            8,159
Issuance of common stock for cash,
   February 1996, $.0510                                   --               --            1,792
Issuance of common stock for cash,
   February 1996, $.5099                                   --               --          110,358
Issuance of common stock for cash,
   March 1996, $10.2428                                    --               --           25,607
Issuance of common stock for cash,
   April 1996, $.0516                                      --               --           25,263
Issuance of common stock for cash,
   May 1996, $.0512                                        --               --            5,912
Issuance of common stock for cash,
   May 1996, $.5115                                        --               --          218,962
Issuance of common stock for cash,
   May 1996, $10.2302                                      --               --        1,328,064
Issuance of common stock for cash,
   July 1996, $.0051                                       --               --           13,383
Issuance of common stock for cash,
   July 1996, $.0255                                       --               --            3,637
Issuance of common stock for cash,
   July 1996, $.0513                                       --               --            1,833
Issuance of common stock for cash,
   July 1996, $10.1847                                     --               --          650,346
Costs related to issuance of common stock                  --               --          (10,252)
Founders' shares transferred for services
   rendered                                                --               --          330,025
Comprehensive Income (Loss):
   Net loss                                                --         (693,448)        (693,448)
   Other comprehensive income (loss):
     Currency translation adjustment                   (4,017)              --           (4,017)
                                                                                     ----------
       Total Comprehensive Income (Loss)                                               (697,465)
                                                    ---------       ----------       ----------
Balance -July 31, 1996                                 (4,017)        (693,448)       2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                  -----------------------     -------------------        Paid-In       - Common
                                                    Shares         Amount      Shares      Amount        Capital         Stock
                                                  ---------       -------     --------     ------     -----------     ----------
Issuance of common stock for cash,
   September 1996, $.0509                             2,143             2          --          --             107         --
Issuance of common stock for cash,
   December 1996, $10.2421                            1,429             1          --          --          14,635         --
Issuance of common stock for cash,
   January 1997, $.0518                               1,466             1          --          --              75         --
Issuance of common stock for cash,
   March 1997, $10.0833                                  12            --          --          --             121         --
Issuance of common stock for cash,
   May 1997, $.0513                                   4,233             4          --          --             213         --
Issuance of common stock for cash,
   May 1997, $.5060                               4,285,714         4,286          --          --       2,164,127         --
Costs related to issuance of common
   stock, May 1997                                       --            --          --          --        (108,421)        --
Issuance of common stock for cash,
   May 1997, $10.1194                                18,214            18          --          --         184,297         --
Issuance of common stock for cash,
   June 1997, $.0504                                 10,714            11          --          --             529         --
Issuance of common stock for cash,
   June 1997, $.5047                                 32,143            32          --          --          16,190         --
Issuance of common stock for cash,
   June 1997, $8.9810                                29,579            30          --          --         265,618         --
Issuance of common stock for cash,
   June 1997, $10.0980                                  714             1          --          --           7,209         --
Issuance of common stock for cash,
   July 1997, $10.1214                               25,993            26          --          --         263,060         --
Costs related to issuance of common stock                --            --          --          --         (26,960)        --
Founders' shares transferred for services
   rendered                                              --            --          --          --          23,481         --
Comprehensive Income (Loss):
   Net loss                                              --            --          --          --              --         --
   Other comprehensive income (loss):
     Currency translation adjustment                     --            --          --          --              --         --

       Total Comprehensive Income (Loss)
                                                  ---------      --------     -------      ------     -----------      -------
Balance - July 31, 1997                           9,000,118         9,000          --          --       5,512,782         --


                                                                      Deficit
                                                   Accumulated      Accumulated
                                                      Other         During the         Total
                                                   Comprehensive    Development     Stockholders'
                                                  Income (Loss)        Stage          Equity
                                                  --------------  --------------   --------------
Issuance of common stock for cash,
   September 1996, $.0509                                  --               --              109
Issuance of common stock for cash,
   December 1996, $10.2421                                 --               --           14,636
Issuance of common stock for cash,
   January 1997, $.0518                                    --               --               76
Issuance of common stock for cash,
   March 1997, $10.0833                                    --               --              121
Issuance of common stock for cash,
   May 1997, $.0513                                        --               --              217
Issuance of common stock for cash,
   May 1997, $.5060                                        --               --        2,168,413
Costs related to issuance of common
   stock, May 1997                                         --               --         (108,421)
Issuance of common stock for cash,
   May 1997, $10.1194                                      --               --          184,315
Issuance of common stock for cash,
   June 1997, $.0504                                       --               --              540
Issuance of common stock for cash,
   June 1997, $.5047                                       --               --           16,222
Issuance of common stock for cash,
   June 1997, $8.9810                                      --               --          265,648
Issuance of common stock for cash,
   June 1997, $10.0980                                     --               --            7,210
Issuance of common stock for cash,
   July 1997, $10.1214                                     --               --          263,086
Costs related to issuance of common stock                  --               --          (26,960)
Founders' shares transferred for services
   rendered                                                --               --           23,481
Comprehensive Income (Loss):
   Net loss                                                --       (1,379,024)      (1,379,024)
   Other comprehensive income (loss):
     Currency translation adjustment                    3,543               --            3,543
                                                                                     ----------
       Total Comprehensive Income (Loss)                                             (1,375,481)
                                                    ---------       ----------       ----------
Balance - July 31, 1997                                  (474)      (2,072,472)       3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000


                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                 ------------------------     -------------------        Paid-In       - Common
                                                   Shares          Amount      Shares      Amount        Capital         Stock
                                                 ----------       -------     --------     ------     -----------     ----------
Issuance of warrants in exchange for
   services rendered, October 1997, $.50                 --            --          --          --         234,000         --
Exercise of warrants for cash, December
   1997, $0.0467                                    234,000           234          --          --          10,698         --
Shares issued pursuant to the January 9, 1998
   reverse merger between GBC-Delaware,Inc.
   and Generex Biotechnology Corporation          1,105,000         1,105          --          --          (1,105)        --
Issuance of preferred stock for
   services rendered, January 1998, $.001                --            --       1,000           1              99         --
Issuance of common stock for cash,
   March 1998, $2.50                                 70,753            71          --          --         176,812         --
Issuance of common stock for cash,
   April 1998, $2.50                                 60,000            60          --          --         149,940         --
Issuance of common stock in exchange
   for services rendered, April 1998, $2.50          38,172            38          --          --          95,392         --
Issuance of common stock for cash,
   May 1998, $2.50                                  756,500           757          --          --       1,890,493         --
Issuance of warrants in exchange for
   services rendered, May 1998, $.60                     --            --          --          --         300,000         --
Issuance of common stock in exchange
   for services rendered, May 1998, $2.50           162,000           162          --          --         404,838         --
Issuance of common stock for cash,
   June 1998, $2.50                                 286,000           286          --          --         714,714         --
Exercise of warrants for cash, June 1998,
   $.0667                                           234,000           234          --          --          15,374         --
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50           24,729            24          --          --          61,799         --
Comprehensive Income (Loss):
   Net loss                                              --            --          --          --              --         --
   Other comprehensive income (loss):
     Currency translation adjustment                     --            --          --          --              --         --

       Total Comprehensive Income (Loss)
                                                 ----------      --------     -------      ------     -----------      -------
Balance - July 31, 1998                          11,971,272        11,971       1,000           1       9,565,836         --

                                                                     Deficit
                                                   Accumulated     Accumulated
                                                      Other        During the         Total
                                                  Comprehensive    Development    Stockholders'
                                                  Income (Loss)       Stage          Equity
                                                 --------------  --------------   --------------
Issuance of warrants in exchange for
   services rendered, October 1997, $.50                  --               --          234,000
Exercise of warrants for cash, December
   1997, $0.0467                                          --               --           10,932
Shares issued pursuant to the January 9, 1998
   reverse merger between GBC-Delaware,Inc.
   and Generex Biotechnology Corporation                  --               --               --
Issuance of preferred stock for
   services rendered, January 1998, $.001                 --               --              100
Issuance of common stock for cash,
   March 1998, $2.50                                      --               --          176,883
Issuance of common stock for cash,
   April 1998, $2.50                                      --               --          150,000
Issuance of common stock in exchange
   for services rendered, April 1998, $2.50               --               --           95,430
Issuance of common stock for cash,
   May 1998, $2.50                                        --               --        1,891,250
Issuance of warrants in exchange for
   services rendered, May 1998, $.60                      --               --          300,000
Issuance of common stock in exchange
   for services rendered, May 1998, $2.50                 --               --          405,000
Issuance of common stock for cash,
   June 1998, $2.50                                       --               --          715,000
Exercise of warrants for cash, June 1998,
   $.0667                                                 --               --           15,608
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50                --               --           61,823
Comprehensive Income (Loss):
   Net loss                                               --       (4,663,604)      (4,663,604)
   Other comprehensive income (loss):
     Currency translation adjustment                (198,959)              --         (198,959
                                                                                    ----------
       Total Comprehensive Income (Loss)                                            (4,862,563)
                                                   ---------       ----------       ----------
Balance - July 31, 1998                             (199,433)      (6,736,076)       2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                  -----------------------     -------------------        Paid-In       - Common
                                                    Shares         Amount      Shares      Amount        Capital         Stock
                                                  ---------       -------     --------     ------     -----------     ----------
Issuance of common stock for cash,
   August 1998, $3.00                               100,000           100          --          --         299,900         --
Issuance of common stock for cash,
   August 1998, $3.50                                19,482            19          --          --          68,168         --
Redemption of common stock for cash,
   September 1998, $7.75                            (15,357)          (15)         --          --        (119,051)        --
Issuance of common stock for cash,
   September - October 1998, $3.00                  220,297           220          --          --         660,671         --
Issuance of common stock for cash,
   August - October 1998, $4.10                     210,818           211          --          --         864,142         --
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $2.50                               21,439            21          --          --          53,577         --
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $4.10                               18,065            18          --          --          74,048         --
Issuance of common stock to satisfy
   accrued liability, September 1998, $4.10         180,000           180          --          --         737,820         --
Issuance of warrants in exchange for
   services rendered, October 1998, $.26                 --            --          --          --           2,064         --
Issuance of stock options in exchange for
   services rendered, November 1998, $1.85               --            --          --          --          92,500         --
Issuance of warrants in exchange for
   services rendered, November 1998, $1.64               --            --          --          --         246,000         --
Issuance of common stock for cash,
   November 1998 - January 1999, $3.50              180,000           180          --          --         629,820         --
Issuance of common stock for cash,
   November 1998 - January 1999, $4.00              275,000           275          --          --       1,099,725         --
Issuance of common stock for cash,
   November 1998 - January 1999, $4.10               96,852            97          --          --         397,003         --
Issuance of common stock in exchange for
   services rendered, November 1998 -
   January 1999, $4.10                               28,718            29          --          --         117,715         --
Issuance of common stock for cash,
   November 1998 - January 1999, $5.00               20,000            20          --          --          99,980         --
Issuance of common stock for cash,
   November 1998 - January 1999, $5.50               15,000            15          --          --          82,485         --


                                                                     Deficit
                                                   Accumulated     Accumulated
                                                      Other        During the         Total
                                                  Comprehensive    Development     Stockholders'
                                                  Income (Loss)      Stage           Equity
                                                 --------------  --------------   --------------
Issuance of common stock for cash,
   August 1998, $3.00                                     --               --          300,000
Issuance of common stock for cash,
   August 1998, $3.50                                     --               --           68,187
Redemption of common stock for cash,
   September 1998, $7.75                                  --               --         (119,066)
Issuance of common stock for cash,
   September - October 1998, $3.00                        --               --          660,891
Issuance of common stock for cash,
   August - October 1998, $4.10                           --               --          864,353
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $2.50                                    --               --           53,598
Issuance of common stock in exchange
   for services rendered, August -
   October 1998, $4.10                                    --               --           74,066
Issuance of common stock to satisfy
   accrued liability, September 1998, $4.10               --               --          738,000
Issuance of warrants in exchange for
   services rendered, October 1998, $.26                  --               --            2,064
Issuance of stock options in exchange for
   services rendered, November 1998, $1.85                --               --           92,500
Issuance of warrants in exchange for
   services rendered, November 1998, $1.64                --               --          246,000
Issuance of common stock for cash,
   November 1998 - January 1999, $3.50                    --               --          630,000
Issuance of common stock for cash,
   November 1998 - January 1999, $4.00                    --               --        1,100,000
Issuance of common stock for cash,
   November 1998 - January 1999, $4.10                    --               --          397,100
Issuance of common stock in exchange for
   services rendered, November 1998 -
   January 1999, $4.10                                    --               --          117,744
Issuance of common stock for cash,
   November 1998 - January 1999, $5.00                    --               --          100,000
Issuance of common stock for cash,
   November 1998 - January 1999, $5.50                    --               --           82,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                  -----------------------     -------------------        Paid-In       - Common
                                                    Shares         Amount      Shares      Amount        Capital         Stock
                                                  ---------       -------     --------     ------     -----------     ----------
Issuance of common stock in exchange for
   services rendered, January 1999, $5.00               392            --          --          --           1,960         --
Issuance of common stock for cash,
   February 1999, $5.00                               6,000             6          --          --          29,994         --
Issuance of common stock in exchange for
   services rendered, February 1999, $6.00            5,000             5          --          --          29,995         --
Issuance of common stock for cash,
   March 1999, $6.00                                 11,000            11          --          --          65,989         --
Issuance of common stock for cash,
   April 1999, $5.50                                363,637           364          --          --       1,999,640         --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.21                  --            --          --          --         160,500         --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.17                  --            --          --          --         317,000         --
Issuance of warrants in exchange for
   services rendered, April 1999, $2.89                  --            --          --          --         144,500         --
Issuance of warrants in exchange for
   services rendered, April 1999, $3.27                  --            --          --          --         184,310         --
Stock adjustment                                        714             1          --          --              (1)        --
Issuance of common stock for cash,
   May 1999, $5.50                                  272,728           273          --          --       1,499,731         --
Issuance of common stock in exchange for
   services rendered, May - June 1999, $5.50         60,874            61          --          --         334,746         --
Exercise of warrants for cash, June 1999, $5.00     388,375           389          --          --       1,941,484         --
Exercise of warrants in exchange for note
   receivable, June 1999, $5.00                      94,776            95          --          --         473,787   (473,882)
Exercise of warrants in exchange for services
   rendered, June 1999, $5.00                        13,396            13          --          --          66,967         --
Reduction of note receivable in exchange for
   services rendered                                     --            --          --          --              --     38,979
Shares tendered in conjunction with warrant
   exercise, June 1999, $7.8125                    (323,920)         (324)         --          --      (2,530,301)        --
Exercise of warrants for shares tendered,
   June 1999, $5.00                                 506,125           506          --          --       2,530,119         --
Cost of warrants redeemed for cash                       --            --          --          --          (3,769)        --
Cost related to warrant redemption, June 1999            --            --          --          --        (135,431)        --
Cost related to issuance of common stock                 --            --          --          --      (1,179,895)        --
Comprehensive Income (Loss):
   Net loss                                              --            --          --          --              --         --
   Other comprehensive income (loss):
     Currency translation adjustment                     --            --          --          --              --         --

       Total Comprehensive Income (Loss)
                                                 ----------      --------     -------      ------     -----------   --------
Balance - July 31, 1999                          14,740,683        14,741       1,000           1      20,903,728   (434,903)


                                                                     Deficit
                                                   Accumulated     Accumulated
                                                      Other         During the       Total
                                                  Comprehensive    Development    Stockholders'
                                                  Income (Loss)       Stage          Equity
                                                 --------------  --------------   --------------
Issuance of common stock in exchange for
   services rendered, January 1999, $5.00                 --               --            1,960
Issuance of common stock for cash,
   February 1999, $5.00                                   --               --           30,000
Issuance of common stock in exchange for
   services rendered, February 1999, $6.00                --               --           30,000
Issuance of common stock for cash,
   March 1999, $6.00                                      --               --           66,000
Issuance of common stock for cash,
   April 1999, $5.50                                      --               --        2,000,004
Issuance of warrants in exchange for
   services rendered, April 1999, $3.21                   --               --          160,500
Issuance of warrants in exchange for
   services rendered, April 1999, $3.17                   --               --          317,000
Issuance of warrants in exchange for
   services rendered, April 1999, $2.89                   --               --          144,500
Issuance of warrants in exchange for
   services rendered, April 1999, $3.27                   --               --          184,310
Stock adjustment                                          --               --               --
Issuance of common stock for cash,
   May 1999, $5.50                                        --               --        1,500,004
Issuance of common stock in exchange for
   services rendered, May - June 1999, $5.50              --               --          334,807
Exercise of warrants for cash, June 1999, $5.00           --               --        1,941,873
Exercise of warrants in exchange for note
   receivable, June 1999, $5.00                           --               --               --
Exercise of warrants in exchange for services
   rendered, June 1999, $5.00                             --               --           66,980
Reduction of note receivable in exchange for
   services rendered                                      --               --           38,979
Shares tendered in conjunction with warrant
   exercise, June 1999, $7.8125                           --               --       (2,530,625)
Exercise of warrants for shares tendered,
   June 1999, $5.00                                       --               --        2,530,625
Cost of warrants redeemed for cash                        --               --           (3,769)
Cost related to warrant redemption, June 1999             --               --         (135,431)
Cost related to issuance of common stock                  --               --       (1,179,895)
Comprehensive Income (Loss):
   Net loss                                               --       (6,239,602)      (6,239,602)
   Other comprehensive income (loss):
     Currency translation adjustment                   1,393               --            1,393
                                                                                    ----------
       Total Comprehensive Income (Loss)                                            (6,238,209)
                                                   ---------       ----------       ----------
Balance - July 31, 1999                             (198,040)     (12,975,678)       7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2000

                                                                                    Special
                                                                                 Voting Rights
                                                                                   Preferred                            Notes
                                                        Common Stock                 Stock             Additional     Receivable
                                                  -----------------------     -------------------        Paid-In       - Common
                                                    Shares         Amount      Shares      Amount        Capital         Stock
                                                  ---------       -------     --------     ------     -----------     ----------
Adjustments for exercise of warrants recorded
   June 1999                                         (2,300)           (2)         --          --               2         --
Issuance of common stock for cash, September
   1999, $6.00                                        2,500             2          --          --          14,998         --
Issuance of common stock for cash pursuant to
   private placement, January 2000, $4.25           470,590           471          --          --       1,999,537         --
Financing costs associated with private
   placement, January 2000                               --            --          --          --        (220,192)        --
Issuance of common stock in exchange for services
   rendered, January 2000, $5.00                      8,100             8          --          --          40,492         --
Granting of 280,000 stock options for
   services rendered, January 2000                       --            --          --          --         568,850         --
Granting of 150,000 stock warrants for
   services rendered, January 2000                       --            --          --          --         355,500         --
Exercise of stock warrants for cash,
   February 2000, $5.50                               2,000             2          --          --          10,998         --
Exercise of stock warrants for cash,
   March 2000, $5.50                                 29,091            29          --          --         159,972         --
Exercise of stock warrants for cash,
   March 2000, $6.00                                  2,000             2          --          --          11,998         --
Exercise of stock warrants for cash,
   March 2000, $7.50                                  8,000             8          --          --          59,992         --
Issuance of common stock for cash pursuant
   to private placement, June 2000, $6.00         1,041,669         1,042          --          --       6,248,972         --
Financing costs associated with private
   placement, June 2000                                  --            --          --          --        (385,607)        --
Issuance common of stock in exchange for services
   rendered, June 2000, $6.00                         4,300             4          --          --          25,796         --
Exercise of warrants for cash, July 2000, $6.00       3,000             3          --          --          17,997         --
Exercise of warrants for cash, July 2000, $7.50      16,700            17          --          --         125,233         --
Granting of 115,000 stock options for services
   rendered, July 2000                                   --            --          --          --         496,800         --
Reduction of note receivable in exchange for
   services rendered                                     --            --          --          --              --    384,903
Accrued interest on note receivable                      --            --          --          --              --     (4,118)
Comprehensive Income (Loss):
   Net loss                                              --            --          --          --              --         --
   Other comprehensive income (loss):
     Currency translation adjustment                     --            --          --          --              --         --

       Total Comprehensive Income (Loss)
                                                 ----------      --------     -------      ------    ------------  ---------
Balance - July 31, 2000                          16,326,333      $ 16,327       1,000      $    1    $ 30,435,066  $ (54,118)
                                                 ==========      ========     =======      ======    ============  =========


                                                                     Deficit
                                                   Accumulated     Accumulated
                                                      Other         During the        Total
                                                  Comprehensive    Development     Stockholders'
                                                  Income (Loss)       Stage           Equity
                                                 --------------  --------------   --------------
Adjustments for exercise of warrants recorded
   June 1999                                              --               --               --
Issuance of common stock for cash, September
   1999, $6.00                                            --               --           15,000
Issuance of common stock for cash pursuant to
   private placement, January 2000, $4.25                 --               --        2,000,008
Financing costs associated with private
   placement, January 2000                                --               --         (220,192)
Issuance of common stock in exchange for services
   rendered, January 2000, $5.00                          --               --           40,500
Granting of 280,000 stock options for
   services rendered, January 2000                        --               --          568,850
Granting of 150,000 stock warrants for
   services rendered, January 2000                        --               --          355,500
Exercise of stock warrants for cash,
   February 2000, $5.50                                   --               --           11,000
Exercise of stock warrants for cash,
   March 2000, $5.50                                      --               --          160,001
Exercise of stock warrants for cash,
   March 2000, $6.00                                      --               --           12,000
Exercise of stock warrants for cash,
   March 2000, $7.50                                      --               --           60,000
Issuance of common stock for cash pursuant
   to private placement, June 2000, $6.00                 --               --        6,250,014
Financing costs associated with private
   placement, June 2000                                   --               --         (385,607)
Issuance common of stock in exchange for services
   rendered, June 2000, $6.00                             --               --           25,800
Exercise of warrants for cash, July 2000, $6.00           --               --           18,000
Exercise of warrants for cash, July 2000, $7.50           --               --          125,250
Granting of 115,000 stock options for services
   rendered, July 2000                                    --               --          496,800
Reduction of note receivable in exchange for
   services rendered                                      --               --          384,903
Accrued interest on note receivable                       --               --           (4,118)
Comprehensive Income (Loss):
   Net loss                                               --       (8,841,047)      (8,841,047)
   Other comprehensive income (loss):
     Currency translation adjustment                  32,514             --             32,514
                                                                                   -----------
       Total Comprehensive Income (Loss)                                            (8,808,533)
                                                 -----------       ----------      -----------
Balance - July 31, 2000                          $  (165,526)       $(21,816,725)  $ 8,415,025
                                                 ===========        ============   ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                     Cumulative
                                                                               For the Years Ended                   November 2,
                                                                                     July 31,                       1995 (Date of
                                                                ------------------------------------------------    Inception) to
                                                                    2000              1999              1998        July 31, 2000
                                                                ------------      ------------      ------------    -------------
Cash Flows Used in Operating Activities:
   Net loss                                                     $(8,841,047)      $(6,239,602)      $(4,663,604)    $(21,816,725)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                   86,808            79,784            31,096          210,677
     Reduction of notes receivable - common stock
       in exchange for services rendered                            384,903            38,979                --          423,882
     Common stock issued for services rendered                       66,300           612,175           562,253        1,240,728
     Stock options and warrants issued for services
       rendered                                                   1,421,150         1,146,874           534,000        3,102,024
     Preferred stock issued for services rendered                        --                --               100              100
     Founders' shares transferred for services
       rendered                                                          --                --                --          353,506
     Changes in operating assets and liabilities:
       Miscellaneous receivables                                    170,481            27,571                --           27,873
       Other current assets                                          21,219            12,610           (89,268)        (102,748)
       Accounts payable and accrued expenses                        773,506           (87,134)        1,099,815        2,012,318
       Other, net                                                        --               --            110,317          110,317
                                                                -----------       -----------       -----------     ------------
         Net Cash Used in Operating Activities                   (5,916,680)       (4,408,743)       (2,415,291)     (14,438,048)

Cash Flows Used in Investing Activities:
   Purchase of property and equipment                              (381,163)         (217,018)          (16,287)        (673,954)
   Costs incurred for patents                                      (269,499)               --                --         (269,499)
   Change in restricted cash                                             --           105,655          (111,250)          (5,595)
   Purchase of short-term investments                            (3,733,918)         (232,345)               --       (3,966,263)
   Change in deposits                                                19,720                --           (17,601)           2,119
   Change in notes receivable - common stock                         (4,118)               --           104,153           (4,118)
   Change in due from related parties                               290,973           428,216           154,945       (2,255,197)
   Other, net                                                            --                --            89,683           89,683
                                                                -----------       -----------       -----------     ------------
         Net Cash Provided By (Used in)
           Investing Activities                                  (4,078,005)           84,508           203,643       (7,082,824)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                              --                --           993,149          993,149
   Repayment of long-term debt                                     (480,738)         (416,649)          (63,389)        (960,776)
   Change in due to related parties                                      --           (81,483)          236,024          154,541
   Proceeds from issuance of common stock, net                    8,045,474         8,488,798         2,959,672       24,662,220
   Purchase and retirement of common stock                               --          (119,066)               --         (119,066)
                                                                -----------       -----------       -----------     ------------
         Net Cash Provided By Financing Activities                7,564,736         7,871,600         4,125,456       24,730,068
Effect of Exchange Rates on Cash                                      1,653            (4,991)          (18,985)          (4,291)
                                                                -----------       -----------       -----------     ------------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                                   (2,428,296)        3,542,374         1,894,823        3,204,905
Cash and Cash Equivalents, Beginning of Year                      5,633,201         2,090,827           196,004               --
                                                                -----------       -----------       -----------     ------------
Cash and Cash Equivalents, End of Year                          $ 3,204,905       $ 5,633,201       $ 2,090,827     $  3,204,905
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Business:
         Generex Biotechnology Corporation (the Company) was incorporated in Delaware in September 1997 for the purpose of acquiring Generex Pharmaceuticals, Inc. (Generex Pharmaceuticals), a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and other activities. The Company's acquisition of Generex Pharmaceuticals was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals exchanged their shares for shares of the Company's common stock.

         In January 1998, the Company participated in a "reverse acquisition" with Green Mt. P.S., Inc., a previously inactive Idaho corporation formed in 1983. As a result of this transaction, the Company's shareholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt. P.S., Inc., the Company became a wholly-owned subsidiary of Green Mt. P. S., Inc., Green Mt. P.S., Inc. changed its corporate name to Generex Biotechnology Corporation (Generex Idaho), and the Company changed its corporate name to GBC Delaware, Inc. Because the reverse acquisition resulted in the Company's shareholders becoming the majority holders of Generex Idaho, the Company was treated as the acquiring corporation in the transaction for accounting purposes. Thus, the Company's historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

         In April 1999, the Company completed a reorganization in which the Company merged with Generex Idaho. In this transaction, all outstanding shares of Generex Idaho were converted into the Company's shares, Generex Idaho ceased to exist as a separate entity, and the Company changed its corporate name back to Generex Biotechnology Corporation. This reorganization did not result in any material change in the Company's historical financial statements or current financial reporting.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Basis of Preparation:
         Since inception, the Company has suffered recurring losses and net cash outflows from operations. The Company expects to continue to incur substantial losses to complete the development and testing of its drug candidates, and does not expect to complete the development stage and begin commercialization of its products in the foreseeable future. Since its inception, the Company has funded operations primarily through common stock issuances in order to meet its strategic objectives. Management believes that sufficient funding has now been raised, as demonstrated by the completion of fund raising events occurring after July 31, 2000, (see note 16) to meet its planned business objectives including anticipated cash needs for working capital, for a reasonable period of time.

Note 3 - Summary of Significant Accounting Policies:

         Principles of Consolidation
         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

         Development Stage Corporation
         The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard No. 7, "Accounting and Reporting by Development Stage Enterprises."

         Cash and Cash Equivalents
         The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

         Short-Term Investments
         At July 31, 2000 and 1999, short-term investments consisted of short-term notes of U.S. corporations with original maturities of between four and five months. At July 31, 2000 and 1999, the cost of the investments approximated market value.

         Property and Equipment
         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

         Patents
         Legal costs incurred to establish patents are capitalized. Capitalized costs are amortized on the straight-line method over the related patent term.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Summary of Significant Accounting Policies (Continued):

         Research and Development Costs
         Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials. Amounts expected to be received from local governments under research and development tax credit arrangements are offset against the related expenses. Included in miscellaneous receivables is $16,138 and $178,763 of such a receivable due from the Canadian government at July 31, 2000 and 1999, respectively.

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

         Stock-Based Compensation
         As permitted by the provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
         123), the Company follows Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations in accounting for its employee stock option plans. Under APB 25, if the exercise price of the Company's employee stock options equals or exceeds the fair market value of the underlying stock on the date of grant, no compensation expense is recognized. Stock options and warrants issued to non employees are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

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

         Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Refer to Note 13 for methodology for determining net loss per share.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Summary of Significant Accounting Policies (Continued):

         New Accounting Standards
         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties in implementation. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. These amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company expects to adopt SFAS 133 and the corresponding amendments of SFAS 138 in the first quarter of fiscal year 2001. SFAS 133, as amended by SFAS 138, is not expected to have a material impact on the Company's combined results of operations, financial position and cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the Company's fiscal year 2001. The Company is currently evaluating the impact of SAB 101 to determine what effect, if any, it may have on the Company's combined financial position and results of operations.

         Concentration of Credit Risk
         The Company maintains cash balances, at times, with financial institutions in the amount which are more than amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company's risk negligible.

         The Company places its short-term investments in short-term debt instruments of high quality U.S. corporations. The Company does not believe there is a significant credit risk relating to these investments.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4 - Property and Equipment:
         The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                             July 31,
                                                --------------------------------
                                                   2000                  1999
                                                -----------          -----------

         Land                                   $   304,060          $   258,560
         Buildings and Improvements               1,814,724            1,555,162
         Furniture and Fixtures                       8,190                8,036
         Office Equipment                            62,311               61,137
         Lab Equipment                              415,753              113,550
         Construction in Progress                       --                 4,513
                                                -----------          -----------

          Total Property and Equipment            2,605,038            2,000,958
          Less:  Accumulated Depreciation           209,171              121,411
                                                -----------          -----------
          Property and Equipment, Net           $ 2,395,867          $ 1,879,547
                                                ===========          ===========

         Depreciation expense amounted to $85,781, $79,784 and $31,096 for the years ended 2000, 1999 and 1998, respectively.

Note 5 - Patents:
         The costs and accumulated amortization of patents are summarized as follows:

                                                            July 31,
                                                --------------------------------
                                                    2000                 1999
                                                -----------          -----------

         Patents                                $   268,392          $        --
         Less Accumulated Amortization                1,023                   --
                                                -----------          -----------
         Patents, Net                           $   267,369          $        --
                                                ===========          ===========

         Amortization expense amounted to $1,023 for the year ended July 31, 2000.

Note 6 - Income Taxes:
         The Company has incurred losses since inception which have generated net operating loss carryforwards on a consolidated basis of approximately $14,600,000 at July 31, 2000 which are available to offset future taxable income. The net operating loss carryforwards arise from both United States and Canadian sources. The net operating loss carryforwards will expire in 2005 through 2020. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

         For the years ended July 31, 2000, 1999 and 1998, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

         Deferred tax assets consist of the following:

                                                            July 31,
                                                --------------------------------
                                                    2000                1999
                                                -----------         ------------

         Net operating loss carryforwards       $ 5,679,862         $ 3,404,374
         Research and development tax credits            --              69,119
         Amortization                               697,311             169,417
                                                -----------         ------------
              Total deferred tax assets           6,377,173           3,642,910
         Valuation allowance                     (6,377,173)         (3,642,910)
                                                -----------         ------------

              Net deferred tax assets           $        --         $        --
                                                ======== ==         ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Accounts Payable and Accrued Expense:
         Accounts payable and accrued expenses consist of the following:

                                                            July 31,
                                                -----------------------------
                                                    2000               1999
                                                -----------         ---------

         Accounts Payable                       $   853,428         $ 366,927
         Litigation Accruals                        167,650                --
         Consulting Accruals                         77,086            61,947
         Accrued Legal Fees                         106,118                --
                                                -----------         ---------
              Total                             $ 1,204,282         $ 428,874
                                                ===========         =========

Note 8 - Commitments and Contingent Liabilities:

         Consulting Services
         In October 1996, the Company entered into a Consulting Agreement with its Vice President of Research and Development (the V.P.) pursuant to which, among other things, the V.P. assigned to the Company his entire right, title and interest in and to all inventions, ideas, designs and discoveries made by him during the term of such agreements which relate in any manner to the actual or demonstratably anticipated business, work, undertaking or research and development of the Company. Concurrently with execution of this Consulting Agreement, the V.P. and the Company entered into an Assignment and Assumption Agreement pursuant to which the V.P. assigned to the Company his interests in and to specific drug delivery systems, controlled release drug delivery systems, and technology patents invented/discovered/conceived by the V.P. prior to the execution of the Agreement, including three existing patents covering insulin delivery systems, applicable to peptides and proteins; drug vaccines and hormones delivery; and controlled release of drugs and hormones (the "Existing Patents"). In addition to the Existing Patents, the V.P. assigned to the Company his interest in four US and/or Canadian patent applications and certain abstracts covering, among other things, liposomes drug delivery for vaccines, drugs, hormones, peptides and cosmetic delivery; transdermal drug delivery for proteins, peptides, hormones and small molecules; controlled release drug delivery systems for capsules, caplets, and liquid suspensions; and DNA technology relating to insulin preparation (collectively, "Other Existing Technology"). At the time of this assignment, the Existing Patents were owned of record by a Canadian corporation which was 50 percent owned by the V.P. The Company subsequently acquired the V.P.'s interest in this corporation for no additional consideration. Under the terms of the agreement, which expires December 31, 2004, the Company will pay a fee of $93,204 for each year during the term of this agreement, including expense reimbursement.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued):

         Consulting Services (Continued)
         Under the April 1999 agreement, the investment banker received warrants to purchase 50,000 shares of the Company's common stock at an exercise price of $6.00 per share during a five-year period. The amended agreement also provided for the grant of an additional warrant to purchase 50,000 shares of the Company's common stock at an exercise price of $7.50 per share during a five-year period for assisting in obtaining financing in an agreed upon and stated amount. The warrant was earned in the quarter ended April 30, 1999. In the event of a private placement of the Company's securities, the investment banker is entitled to (i) a transaction fee, (ii) expense allowance and (iii) placement agent warrants equal to 10 percent of the ownership given to any equity raised. Finally in the event that the Company enters into a merger, acquisition, or sale transaction with a party introduced by the investment banker, cash compensation will be paid based on an agreed upon formula.

         Leases
         The Company has entered into various lease agreements for the use of vehicles and office equipment.

         Aggregate minimum annual lease commitments of the Company as of July 31, 2000 are as follows:

                    Year                                  Amount
                    ----                                  ------
                    2001                                 $ 10,901
                    2002                                    5,159
                    2003                                      259
                    Thereafter                                 --
                                                         --------

                    Total Minimum Lease Payments         $ 16,319
                                                         ========

         Lease expense amounted to $20,175, $19,240 and $50,757 for the years ended July 31, 2000, 1999 and 1998, respectively.

         The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

         Rental Operations
         The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate minimum amount of sublease income to be received in years ending after July 31, 2000:

                    Year                                  Amount
                    ----                                  ------
                    2001                                 $ 47,047
                    2002                                   25,277
                    Thereafter                                 --
                                                        ---------
                      Total                              $ 72,324
                                                         ========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued):

         Supply Agreement
         The Company entered into a supply agreement with Valois, S.A. and Valois of America, Inc. (collectively Valois), to supply the Company with certain products developed and manufactured by Valois. Upon execution of the exclusive supply agreement, the Company delivered 35,000 shares of its common stock to Valois. Pursuant to the agreement, the Company shall pay milestone payments to Valois within 30 days of July 19 beginning in fiscal 2001 for the next five years. If the milestone obligations are not met, the Company shall pay Valois an annual payment of $50,000. In the event the Company chooses to end the agreement after the fifth anniversary, the Company shall pay Valois a one-time payment of $350,000.

         Pending Litigation
         Sands Brothers & Co., Ltd. (Sands), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules in October 1998. This claim is based upon a claim that Sands has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's common stock. This claim is based upon an October 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. (GPI) and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBC - Delaware, Inc., Sands' claimed a right to receive shares of GPI common stock that would, allegedly, now apply to the Company's common stock. Sands also claims that it is entitled to additional shares of the Company as a result of the GBC - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported Agreement.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued):

         Pending Litigation (Continued)
         By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the October 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. On October 13, 1999, Sands Brothers commenced a special proceeding to confirm the Arbitration Award in New York State Supreme Court, New York County. On November 10, 1999, the Company moved to vacate the Arbitration Award on the grounds that the Arbitration Panel had exceeded its authority and had manifestly disregarded the relevant law of agency in issuing the Award. On March 20, 2000, the New York State Supreme Court granted Sands Brother's petition to confirm the Award and denied the Company's motion to vacate the Award. The Court entered Judgment against the Company. The Company has appealed the lower court's Judgment to the New York State Appellate Division, First Department. The Company's appeal to the First Department is presently fully briefed and pending, with oral argument scheduled for October 20, 2000. The Company believes that the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

         In February 1997, a claim of wrongful dismissal by a former employee seeking damages of approximately $311,245 was brought in Ontario Court in Toronto, Ontario. This case was tried without a jury in October 1999, and a decision in favor of the plaintiff in the amount of approximately $131,908, plus interest and costs was rendered against the Company in December 1999. The Company has appealed this decision. The Company's management, after consultation with its legal counsel, has determined the range of likely loss to be approximately $67,650 to $190,901 and therefore has recorded a charge to operations in the amount of $67,650 for the fiscal year-ended July 31, 2000.

         An action was also commenced against GPI and other companies and individuals seeking approximately $3,965,000 for allegedly causing certain adverse consequences of a plaintiff's investment in a particular company. GPI's only involvement was that at one time there was interest on its part in buying certain assets from this company. GPI failed to file a Statement of Defense to the Statement of Claim and GPI was noted in default on October 1, 1996. On December 9, 1998 an application was filed to set aside the notice of default and permit the Company to enter a statement of defense. This matter was settled subsequent to year end. See Note 16(D).

         In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of the Company's Common Stock, and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. On May 11, 1999, the Company responded to the complaint in this action. The Company has also filed a counterclaim against MQS, Inc. for breach of contract. Discovery is expected to continue into 2001. The Company is unable to predict the outcome of this litigation at this time.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Commitments and Contingent Liabilities (Continued):

         Pending Litigation (Continued)
         An action was commenced against the Company seeking $124,342 plus interest and costs, and 1,465 shares of the Company's common stock for breach of contract. The Company counterclaimed for amounts due. The plaintiff amended his Statement of Claim to add individuals as parties and is seeking punitive damages in the amount of $500,000. The motion is scheduled to be heard on January 10, 2001. The Company is unable to predict the outcome of this litigation at this time.

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

Note 9 - Related Party Transactions:
         The amounts due from (to) related parties at July 31 are as follows:

                                                                                                        Golden
                                             The          Angara           Angara         Ching          Bull
                                          Great Tao      Equities       Investments,     Chew An        Estates,
                                             Inc.           Inc.             Inc.       Breweries         Inc.        EBI, Inc.
                                        -----------     ----------      ------------    ---------      ---------      ---------
         Beginning Balance,
            August 1, 1998              $ (102,155)     $ 619,881       $ (133,775)       $ (94)       $ 245,377      $ 335,710
         Cash advance                           --        (83,016)              --           --               --             --
         Company expenses
            paid by related parties             --       (264,091)         (60,810)          --          (81,265)            --
         Related party expenses
            paid by the Company                 --            155          142,294           --               --             --
         Other                                (483)         1,771             (360)          --              886          1,583
                                        ----------      ---------       -----------       -----        ---------      ---------
         Ending Balance,
            July 31, 1999                 (102,638)       274,700          (52,651)         (94)         164,998        337,293
         Cash advance                           --       (213,871)              --           --          (30,300)            --
         Company expenses
            paid by related parties             --             --               --           --          (46,953)            --
         Other                              (2,457)         6,578           (1,261)          (3)           3,952          6,480
         Transfer/assumption
            of related party
            liabilities (a)                105,095        (67,407)          53,912           97          (91,697)            --
                                        ----------      ---------       ----------        -----        ---------      ---------
         Ending Balance,
            July 31, 2000               $       --      $      --       $       --        $  --        $     --       $ 343,773
                                        ==========      =========       ==========        =====        ========       =========

         (a) Officers of the Company are also shareholders in the related companies and have agreed to the transfer/assumption of the offsetting amounts which were due from (to) related parties.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related Party Transactions (Continued):

         The above information is summarized and included in the consolidated balance sheets as follows:

                                                    Due From             Due To
                                                     Related            Related
                                                     Parties            Parties
                                                   ----------         ----------
         July 31, 2000

         The Great Tao, Inc.                       $       --         $       --
         Angara Equities, Inc.                             --                 --
         Angara Investments, Inc.                          --                 --
         Ching Chew An Breweries                           --                 --
         Golden Bull Estates, Inc.                         --                 --
         EBI, Inc.                                    343,773                 --
                                                   ----------         ----------
            Total                                  $  343,773         $       --
                                                   ==========         ==========

         July 31, 1999

         The Great Tao, Inc.                       $       --         $  102,638
         Angara Equities, Inc.                        274,700                 --
         Angara Investments, Inc.                          --             52,651
         Ching Chew An Breweries                           --                 94
         Golden Bull Estates, Inc.                    164,998                 --
         EBI, Inc.                                    337,293                 --
                                                   ----------         ----------
            Total                                  $  776,991         $  155,383
                                                   ==========         ==========

         These amounts are non-interest bearing. There are no fixed terms of repayment.

         Each of the above related parties is owned in whole or in part by the Company's Chairman of the Board. In addition, EBI, Inc. and Golden Bull Estates, Inc. are shareholders of the Company.

         Management feels that related party expenses provided in 1998 by such parties were transacted at terms and amounts that would have been obtained had the transactions been consummated with unrelated third parties. The exception to this is the non-recording of interest income and expense on the balances due to/from related parties. The Company estimates the following additional amounts would have been recorded if such transactions were consummated under arms length agreements:


                                              For the Years Ended July 31,
                                         -------------------------------------
                                           2000          1999           1998
                                         --------      --------      ---------

         Interest Income                 $ 60,962      $ 79,118      $ 273,429
         Interest Expense                $ 14,938      $ 18,117      $ 113,064

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Related Party Transactions (Continued):

         The interest income/expense amounts were computed at estimated prevailing rates based on the average receivable/payable balance outstanding during the periods reflected. The average receivable amount was $639,560 and $988,980 during the years ended 2000 and 1999, respectively. The average amount payable was $156,870 and $190,704 during the years ended 2000 and 1999, respectively.

         As of July 31, 2000, the Company's three senior officers, who are also shareholders of the Company were compensated indirectly by the Company through a management services contract between the Company and a management firm of which they were equal owners. The amounts paid to this management firm amounted to $343,594, $388,420 and $280,000 for the years ended July 31, 2000, 1999 and 1998 respectively.

         Prior to December 17, 1997, the Company occupied its executive offices at Harbour Square Business Center under an Occupancy Agreement between Generex Pharmaceuticals, Inc. (GPI), Angara Equities, Inc. and 1097346 Ontario, Inc. (the Angara/1097346 lease) pursuant to which GPI paid Angara a monthly occupancy fee of approximately $2,900, which represents the rental and other charges allocable to it space under Angara's lease for space, which included the Company's offices, 1097346 Ontario, Inc., the owner of the space. Angara Equities, Inc. is owned by the Company's Chairman of the Board. On December 17, 1997, GPI terminated the Angara/1097346 lease.

         See Note 8 for discussion of consulting agreement with the Company's Vice President of Research and Development.

         During fiscal year 1998, the Company purchased two buildings from the father of the Company's Chairman of the Board. The total purchase price was $984,343.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Long-Term Debt:
          Long-term debt consists of the following:

                                                                                                    July 31,
                                                                                        ------------------------------
                                                                                          2000                  1999
                                                                                        ---------            ---------
          Mortgage payable - interest at 10.5 percent per annum, monthly payments of interest only, principal due on March 20, 2000, secured by real property located at 33 Harbour Square, Toronto, Canada, Suite
          3501, which is owned personally by the Company's Chairman of the
          Board, and Suite 202. This loan was refinanced with a new loan in May
          2000.                                                                         $      --            $ 530,997

          Mortgage payable - interest at 9.25 percent per annum, final payment due February 1, 2001, secured by real property located at 98 Stafford
          Drive, Brampton, Canada and 1740 Sismet Road, Mississauga, Canada.
          This loan was paid off in October 1999.                                              --              381,595

          Mortgage payable - interest at 12 percent per annum, monthly payments of interest only, principal originally due on September 9, 1999, due date extended until September 9, 2000, secured by real property located at 17 Carlaw Avenue, Toronto, Canada. This loan was paid off
          in May 2000.                                                                         --               82,968

          Mortgage payable - interest at 9.7 percent per annum, monthly payments of principal and interest of $4,745, final payment due May 25, 2005,
          secured by all assets of the Company                                            541,661                   --

          Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $1,770, final payment due November 1,
          2002, secured by real property located at 11 Carlaw Avenue, Toronto,
          Canada                                                                          180,302                   --
                                                                                        ---------            ---------

          Total Debt                                                                      721,963              995,560
          Less Current Maturities                                                           9,404              550,589
                                                                                        ---------            ---------
          Long-Term Debt, Less Current Maturities                                       $ 712,559            $ 444,971
                                                                                        =========            =========

          Aggregate maturities of long-term debt of the Company due within the next five years ending July 31, are as follows:

                       Year                    Amount
                       ----                    ------
                       2001                  $   9,404
                       2002                    182,766
                       2003                      6,840
                       2004                      7,519
                       2005                    515,434
                                             ---------
                         Total               $ 721,963
                                             =========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stockholders' Equity:

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

          Warrants
          As of July 31, 2000, the Company has the following warrants to purchase common stock outstanding:

          Number of Shares          Warrant Exercise             Warrant
          To be Purchased           Price Per Share           Expiration Date
          ----------------          ----------------          ---------------
                 7,937                  $ 21.82              September 6, 2002
               352,943                  $  7.00              January 7, 2003
               500,000                  $  2.50              March 31, 2003
               150,000                  $ 10.00              November 17, 2003
               150,000                  $  7.50              January 31, 2004
                50,000                  $  6.00              February 16, 2004
                95,000                  $  6.00              April 6, 2004
                25,300                  $  7.50              April 6, 2004
                25,273                  $  5.50              April 26, 2004
                47,056                  $  4.25              January 7, 2005
             1,041,669                  $  8.66              May 17, 2005
                39,168                  $ 10.00              May 17, 2005

          Notes Receivable - Common Stock
          In conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants, in June 1999, the Company accepted two separate promissory notes for $50,000 and $423,882. These notes bear interest at 7.0 percent per annum. The payment of principal and accrued interest were originally due on October 1, 2000 and June 4, 2001, respectively. As of July 31, 2000, the notes receivable including interest amounted to $54,118 and $-0-.

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


Note 11 - Stockholders' Equity (Continued):

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


Note 12 - Stock Based Compensation:

          Stock Option Plans
          On January 22, 1998, the Company's Board of Directors approved the 1998 Stock Option Plan (the 1998 Plan), subject to shareholder approval, and reserved 1,000,000 shares of common stock for issuance upon exercise of options granted under the 1998 Plan.

          The 1998 Plan was not submitted for shareholder approval and terminated on February 1, 1999. A new plan, the 1999 Stock Option Plan, (the 1999 Plan) substantially identical to the 1998 Plan, has been adopted. In addition, the number of shares of common stock reserved for issuance upon the exercise of options granted was increased from 1,000,000 to 1,500,000. All options granted under the 1998 Plan are considered to have been issued pursuant to the 1999 Plan.

          On April 27, 2000, the Company's Board of Directors approved the 2000 Stock Option Plan (the 2000 Plan), subject to shareholder approval, and reserved 2,000,000 shares of common stock for issuance upon exercise of options granted under the 2000 Plan.

          The 2000 and 1999 Stock Option Plans (the Plans) presently are administered by the Board of Directors, but the Board may establish a Stock Option Committee (the Committee), which consists of at least three directors, to administer the Plans. References to the Committee herein include the Board of Directors so long as it continues to administer the Plans directly.

          The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of, the options. The Committee also is authorized to prescribe, amend and rescind terms relating to options granted under the Plans and the interpretation of options. Generally, the interpretation and construction of any provision of the Plans or any options granted thereunder is within the discretion of the Committee.

          The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. "Non-Qualified Options." The options granted by the Board in connection with its adoption of the Plans are Non-Qualified Options.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                             (A DEVELOPMENT COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Stock Based Compensation (Continued):

          The following is a summary of the common stock options granted, canceled or exercised under the Plan:

                                                               Weighted Average
                                                              Exercise Price Per
                                                  Shares             Share
                                                  ------      ------------------

          Outstanding - August 1, 1998                --                --
          Granted                                 50,000            $ 8.00
          Canceled                                    --                --
          Exercised                                   --                --
                                               ---------
          Outstanding - July 31, 1999             50,000              8.00
          Granted                              2,954,500              6.33
          Canceled                                    --                --
          Excercised                                  --                --
                                               ---------
          Outstanding - July 31, 2000          3,004,500              6.36
                                               =========

          The following table summarizes information on stock options outstanding at July 31, 2000:

                                              Options Outstanding                        Options Exercisable
                               -----------------------------------------------      ------------------------------
                                                    Weighted
                                    Number           Average        Weighted            Number          Weighted
                                 Outstanding       Contractual       Average         Exercisable         Average
               Range of               at              Life          Exercise              at            Exercise
           Exercise Price       July 31, 2000        (Years)          Price         July 31, 2000         Price
           --------------      ---------------    --------------   -----------      -------------      -----------
           $5.00 - $5.50          1,450,000           4.42           $ 5.01           1,135,000          $ 5.01
           $7.56 - $8.00          1,554,500           4.86           $ 7.61             175,000          $ 8.00

          Options exercisable at July 31 are as follows:

                                 1998              --
                                 1999          50,000
                                 2000       1,310,000

          Had compensation cost for the Company's options granted to employees been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                For the Years Ended July 31,
                                           -----------------------------------
                                                2000          1999      1998
                                           -------------    -------    -------
          Net Loss:
           As reported                     $  8,841,047     $ --       $ --
                                           ============     =======    =======
           Pro forma                       $ 16,448,287     $ --       $ --
                                           ============     =======    =======

          Loss Per Share:
           As reported                     $       (.58)    $ --       $ --
                                           ============     =======    =======
           Pro forma                       $      (1.08)    $ --       $ --
                                           ============     =======    =======

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stock Based Compensation (Continued):

          The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value:

                              Risk-Free           Expected          Expected        Expected
                            Interest Rate       Life (Years)       Volatility       Dividends
                            -------------       ------------       ----------       ---------
          July 31, 2000         4.8%                 5                 62%             0%

Note 13 - Net Loss Per Share:
          Basic EPS and Diluted EPS for the years ended July 31, 2000, 1999 and 1998 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive due to the losses generated in each year.

Note 14 - Supplemental Disclosure of Cash Flow Information:

                                                For the Years Ended July 31,
                                            ------------------------------------
                                              2000          1999          1998
                                            --------      --------      --------
          Cash paid during the year for:
             Interest                      $ 73,687      $ 67,161      $ 63,291
             Income taxes                  $     --      $     --      $     --


          Disclosure of non-cash investing and financing activities:

          Year Ended July 31, 2000
             Long-term debt was assumed in conjunction with acquisition
               of property                                                      $ 186,805
             Long-term debt was refinanced with new long-term debt              $ 541,200
             Amounts due from related parties were transfered in conjunction
               with the assumption of amounts due to related parties            $ 159,022
          Year Ended July 31, 1999
             Long-term debt was assumed in conjunction with acquisition
               of property                                                      $  82,968
             Settlement of liability arising from the violation of financing
               agreement with issuance of common stock                          $ 738,000
             Deposit was utilized to acquire property and equipment             $  16,740
             Notes receivable were accepted in conjunction with issuance
               of common stock                                                  $ 473,882

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Segment Information:
          The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related
          Information: (SFAS 131). SFAS 131 superseded Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

          The Company has two reportable operating segments, United States and Canada, which are organized, managed and analyzed geographically and operate in one industry segment: the development of proprietary drug delivery technology focused on formulations to administer large molecule drugs by mouth. The Company evaluates operating segment performance based primarily on certain operating expenses.

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

                                                  Identifiable        Operating
                                                     Assets              Loss
                                                  ------------       -----------
               2000
               ----
          United States                          $         --        $        --
          Canada                                    2,459,919          4,416,349
          General Corporate                         7,881,351          4,627,607
                                                 ------------        -----------
               Total                             $ 10,341,270        $ 9,043,956
                                                 ============        ===========

               1999
               ----
          United States                          $         --        $        --
          Canada                                    2,128,611          2,846,662
          General Corporate                         6,761,055          3,380,969
                                                 ------------        -----------
               Total                             $  8,889,666        $ 6,227,631
                                                 ============        ===========

               1998
               ----
          United States                          $         --        $        --
          Canada                                    1,926,046          3,565,378
          General Corporate                         3,529,662          1,034,935
                                                 ------------        -----------
               Total                             $  5,455,708        $ 4,600,313
                                                 ============        ===========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Subsequent Events:

          Subsequent events occurring after July 31, 2000 consist of the following:

          (A) On August 14, 2000, the Company entered into a Common Stock Purchase Agreement with Tradersbloom Limited, a British Virgin Islands corporation. The Company may sell to Tradersbloom, from time to time, shares of their common stock up to a maximum sale of $50,000,000. Tradersbloom's commitment to purchase the shares is conditioned upon the shares being registered for resale under the Securities Act. Additionally, Tradersbloom may not be required to purchase more than $5,000,000 of common stock during any investment period of 22 consecutive trading days. Warrants to purchase 568,647 shares of common stock at an exercise price of $12.15 per share which expire on August 14, 2003 have been granted for services rendered in connection with this agreement.

          (B) On August 29, 2000, the Company entered into a supply agreement with Presspart Manufacturing Limited, whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the quantity of products purchased by the Company from Presspart exceeds 10,000,000, and thereafter, shall continue until terminated by either party by giving twelve months written notice.

          (C) On September 5, 2000, the Company entered into a Development and License Agreement with Eli Lilly and Company to develop a buccal formulation of insulin that is administered as a fine spray into the buccal (oral) cavity using Generex proprietary technology. Under the terms of the agreement, Generex will receive certain initial fees and milestone payments and will be entitled to receive royalties based on product sales.

          (D) On September 29, 2000, the Company entered into a settlement of a legal action against the Company (see note 8) whereby the Company paid the plaintiffs $100,000 and received a release against all actions.

          (E) On October 5, 2000, the Company completed a private placement of its common stock at $11.00 per common share, which generated net proceeds of approximately $21,800,000. Each investor also received a warrant to purchase 1 share of common stock for every 15 shares of common stock purchased. The warrants are exercisable over a five year period and have an exercise price of $13.20 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not applicable.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors

         Our current executive officers and directors are:


Name                               Age            Position
----                               ---            ---------
E. Mark Perri                       39            Chairman, Chief Financial Officer and a Director

Anna E. Gluskin                     49            President, Chief Executive Officer and a Director

Pankaj Modi, Ph.D.                  46            Vice President of Research & Development and a
                                                  Director

Rose C. Perri                       33            Chief Operating Officer, Secretary, Treasurer and a
                                                  Director

William M. Hawke, M.D.              59            Director

Jan Michael Rosen                   49            Director

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

         Mr. Perri holds a Bachelor of Arts degree from the University of Waterloo.

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

         Ms. Gluskin holds a Masters degree in Microbiology and Genetics from Moscow State University.

         Pankaj Modi, Ph.D. - Dr. Modi served as our Vice President, Research and Development, since December 1997. Prior to that time, Dr. Modi was Director of Insulin Research for Generex Pharmaceuticals, a position he assumed in October 1996. Prior to joining Generex Pharmaceuticals, Dr. Modi was engaged in independent research and was employed as a senior research assistant at McMaster University from February 1994 through October 1996. Dr. Modi is our chief scientific officer and substantially all of our intellectual property is based upon discoveries and other work product by Dr. Modi.

         Dr. Modi was educated at the University of Bombay, India, and received his Bachelor of Science degree in Biology, Physics and Chemistry in 1975. His post-graduate education is extensive and includes a Master of Science degree in Chemical Engineering (Brooklyn Polytechnic University, 1976); a Master of Science degree in Polymeric Materials/Biomedical Sciences (Brooklyn Polytechnic University, 1976); a Master of Business Administration degree (University of Dallas, 1978) and a Doctorate in Biomedical Sciences/Biopolymeric Materials (University of Toronto, 1992).

         Rose C. Perri - Ms. Perri has served as our Secretary and Treasurer since January 1998, and as our Chief Operating Officer since August 1998. She was secretary of Generex Pharmaceutical since its inception. Ms. Perri devotes less than ten percent (10%) of her time to business interests controlled by the Perri family, principally Perri Rentals, Inc. Between February 1994 and the organization of Generex Pharmaceuticals in November 1995, Ms. Perri devoted one hundred percent (100%) of her time to business interests controlled by the Perri family as well as pre-incorporation activities on behalf of Generex Pharmaceuticals.

         Ms. Perri graduated from the University of Toronto in 1990 with a Bachelor of Arts degree and completed the Business Administration Studies program at York University in 1993.

         William M. Hawke, M.D. - Dr. Hawke has served as a director since March 2000. Dr. Hawke has approximately thirty years experience as a medical researcher, educator and practitioner. Dr. Hawke presently is a Professor in the Departments of Otolaryngology and Pathology at the University of Toronto, and is on the staff of the Departments of Otolaryngology at St. Joseph's Health Center, The Toronto Hospital and Mount Sinai Hospital, all located in Toronto.

         Jan Michael Rosen - Mr. Rosen has served as a director since August 2000. Mr. Rosen has been a principal in a number of related travel management and hotel marketing businesses specializing in serving the casino industry since 1978. The principal companies in this group, all of which are headquartered in Willowdale, Ontario, are Uniworld Travel & Tours, Inc., Nevada Vacations, Inc., Casino Vacations, Inc. and Casino Tours, Inc. Mr. Rosen presently serves as the President or a Vice President, and the Chief Financial Officer, of each of these companies. Mr. Rosen is an accountant by training, and was engaged in the private practice of accounting prior to 1978.

Other Key Employees and Consultants

         Slava Jarnitskii is our Financial Controller. He began his employment with Generex Pharmaceuticals in September 1996. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii was a graduate student at York University. He received an MBA degree from York University in September 1996.

Section 16(a) Beneficial Ownership Reporting Compliance

         During the fiscal year ended July 31, 2000, all Section 16 reports required to be filed by our officers and directors and, based solely on a review of Forms 3 and 5 furnished to us, beneficial owners of ten percent or more of our common stock and other persons required to file such reports, were filed on a timely basis except that Mark Perri, Anna Gluskin, Rose Perri and Pankaj Modi each failed to timely file a Form 4 to report the receipt of options to purchase common stock granted under our 1998 Stock Option Plan in January 2000, and under our 2000 Stock Option Plan in July 2000. The requisite Form 4 Reports were filed by each of these reporting persons in September 2000.

Item 11. Executive Compensation.

Compensation of Executive Officers

         We compensate Mark Perri, Rose Perri, and Anna Gluskin indirectly through a Management Services Agreement with The Great Tao, Inc. The Great Tao, Inc., is a management firm of which Mr. Perri, Ms. Perri and Ms. Gluskin are equal owners. The Agreement does not have a definite term. Their combined yearly compensation through this Agreement for the fiscal year ended July 31, 2000 was approximately $305,781.

         The following table sets forth compensation to Anna Gluskin, Mark Perri and Rose Perri in the last three fiscal years. Except as set forth in the table, none of our officers received, combined salary and bonus payments exceeding $100,000 in those years. Mark Perri, Rose Perri and Anna Gluskin also have received substantial benefits from us through non-interest bearing loans. These are discussed in Item 13 of this Report.


Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                    Annual Compensation                            Long-Term Compensation
------------------------------------------------------------------------------------------------------------------------------------
                                                                               Awards               Payouts
------------------------------------------------------------------------------------------------------------------------------------
    Name and        Year       Salary       Bonus       Other        Restricted      Securities       LTIP      All Other
   Principal        Ended        ($)         ($)        Annual         Stock         Underlying     Payouts    Compensation
    Position       July 31                             Compen-        Award(s)        Options/        ($)          ($)
                                                        sation          ($)             SARs
                                                         ($)                            (#)
------------------------------------------------------------------------------------------------------------------------------------
      (a)            (b)         (c)         (d)         (e)            (f)             (g)           (h)          (i)
------------------------------------------------------------------------------------------------------------------------------------
Anna E. Gluskin,    2000       105,385       -0-          *             -0-           300,000         -0-          -0-
Chief Executive     1999       136,483       -0-          *             -0-             -0-           -0-          -0-
Officer             1998        92,488       -0-          *             -0-             -0-           -0-          -0-
------------------------------------------------------------------------------------------------------------------------------------
E. Mark Perri,      2000       103,249       -0-          *             -0-           250,000         -0-          -0-
Chief Financial     1999       120,777       -0-          *             -0-             -0-           -0-          -0-
Officer             1998        92,488       -0-          *             -0-             -0-           -0-          -0-
------------------------------------------------------------------------------------------------------------------------------------
Rose C. Perri,      2000        97,147       -0-          *             -0-           250,000         -0-          -0-
Chief Operating     1999       120,777       -0-          *             -0-             -0-           -0-          -0-
Officer             1998        92,488       -0-          *             -0-             -0-           -0-          -0-
------------------------------------------------------------------------------------------------------------------------------------

------------------
*  Less than $50,000

         Salaries are stated in the table in U.S. dollars and are based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2000, 1999 and 1998, respectively. This amount represents compensation that Ms. Gluskin and Ms. Perri received through The Great Tao, Inc., as discussed above.

Stock Options and SARs

         The following tables set forth certain information relating to stock options granted to the officers named in the preceding Summary Compensation table:

------------------------------------------------------------------------------------------------------------------------------------
                                       Individual grants                                       Potential realizable
                                                                                                 value at assumed
                                                                                               annual rates of stock
                                                                                              price appreciation for
                                                                                                    option term
------------------------------------------------------------------------------------------------------------------------------------
             Name                   Number of       Percent of
                                   Securities     Total options/
                                   Underlying      SARs granted    Exercise of
                                  options/SARs     To employees     base price   Expiration     5% ($)      10% ($)
                                   granted (#)       In fiscal        ($/Sh)        date
                                                    year(%)(1)


                                       (b)              (c)            (d)           (e)          (f)         (g)
------------------------------------------------------------------------------------------------------------------------------------
CEO    Anna E. Gluskin               100,000            3.5           5.00        1/3/2005     138,000      305,255
                                     200,000            7.0           7.5625      7/31/2005    325,953      923,396

A      E. Mark Perri                 100,000            3.5           5.00        1/3/2005     138,000      305,255
                                     150,000            5.3           7.5625      7/31/2005    244,465      692,547

B      Rose C. Perri                 100,000            3.5           5.00        1/3/2005     138,000      305,255
                                     150,000            5.3           7.5625      7/31/2005    244,465      692,547
------------------------------------------------------------------------------------------------------------------------------------

(1) Includes options granted to consultants and advisors.


------------------------------------------------------------------------------------------------------------------------------------
                                                                 Number of securities
                                                                 underlying exercised           Value of unexercised
                                                                options/SARs at FY-end        in-the-money options/SARs
                               Shares acquired      Value                (#)                        at FY-end ($)
            Name               on exercise (#)   realized ($)  Exercisable/Unexercisable      Exercisable/Unexercisable(1)

             (a)                     (b)             (c)                 (d)                             (e)
------------------------------------------------------------------------------------------------------------------------------------
CEO      Anna E. Gluskin             -0-             -0-           100,000/200,000                    256,250/0
A        E. Mark Perri               -0-             -0-           100,000/150,000                    256,250/0
B        Rose C. Perri               -0-             -0-           100,000/150,000                    256,250/0
------------------------------------------------------------------------------------------------------------------------------------

(1)  Based on the closing price of our common stock ($7.5625) at July 31, 2000.


         We have no long term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options or SAR's previously granted to the above named officers.

Directors' Compensation, Other Compensation

         None of our directors received cash compensation in the past fiscal year for their services as directors. One of our directors, William Hawke, was awarded options to purchase 50,000 shares of common stock in recognition of his service as a director.

Audit Committee

         Our Common Stock is traded on The Nasdaq Stock Market, Inc. National Market System under the symbol "GNBT". Nasdaq listed companies, under rules which phase in over a period of 18 months ending June 14, 2001, are required to have an Audit Committee, governed by a formal written charter, that is composed of at least three directors, all of whom are "independent" as that term is defined in Nasdaq rules. At the present time, we have an Audit Committee governed by a formal charter, the members of which are William M. Hawke, Jan Michael Rosen and E. Mark Perri. Dr. Hawke and Mr. Rosen are independent directors, and Mr. Perri is not independent under Nasdaq rules. We have until June 14, 2001 to meet the requirement that our Audit Committee be comprised of three or more members, all of whom are independent.

Limitation of Directors' Liability

         Our Certificate of Incorporation provides that our directors will not be personally liable to us or any of our stockholders for monetary damages arising from the director's breach of fiduciary duty as a director. This limitation does not apply to:

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

         The information contained in this table is as of October 18, 2000. At that date, we had 18,765,037 shares outstanding.

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


                Name and Address of
                  Beneficial Owner                                         Beneficial Ownership
               ----------------------                                      --------------------
                                                               Number of                     Percent of Class
                                                                 Shares                      ----------------
                                                               ---------
(i)  Directors and Executive Officers

E. Mark Perri
33 Harbour Square, Ste. 3502
Toronto, Ontario                                              4,392,792(1)                           23.3%
M5J 2G2

Anna E. Gluskin
33 Harbour Square, Ste. 2409                                  1,288,127(2)                            6.8%
Toronto, Ontario
M5J 2G2

Rose C. Perri
33 Harbour Square, Ste. 2409                                  1,288,026(2)                            6.8%
Toronto, Ontario
M5J 2G2

Pankaj Modi, Ph.D.
519 Golf Links Road                                           1,250,200(3)                            6.6%
Lancaster, Ontario
L9G 4X6

William. M. Hawke, M.D.
21 Whitney Avenue                                                51,000(4)                             *
Toronto, Ontario M4W 4A7

Jan Michael Rosen
77 Charles Street                                                72,587(5)                             *
Thornhill, Ontario L4J 2E8

Officers and directors as a group                             5,966,732(6)                           31.1%
(6 persons)

(ii) Other Beneficial Owners

EBI, Inc. In Trust
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260                                                  1,441,496(7)                            7.7%
Providencials
Turks and Calcos Islands
British West Indies

GHI, Inc. In Trust
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260                                                  2,500,050(8)                           13.3%
Providencials
Turks and Calcos Islands
British West Indies

Smallcap World Fund, Inc.
C/o Capital Research and                                      1,240,850(9)                            6.6%
  Management Company
333 South Hope Street
Los Angeles, CA 90071
------------------------------------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) Includes 45,914 shares owned of record by Mr. Perri, and a total of 1,529,382 shares beneficially owned by Mr. Perri but owned of record by EBI, Inc. (1,100,000 shares), GHI, Inc. (124,050 shares) and First Marathon Securities Corp (305,332 shares). Also includes: (a) 100,000 shares issuable upon the exercise of an option granted under our 1998 Stock Option Plan ("1998 Plan") which is presently exercisable (b) 2,376,000 shares owned of record by GHI, Inc. and (c) 341,496 shares owned of record by EBI, Inc., which Mr. Perri may be deemed to beneficially own because of his power to vote the shares but which are beneficially owned by other shareholders because they are entitled to the economic benefits of the shares. Does not include 150,000 shares issuable upon the exercise of an option granted under our 2000 Stock Option Plan ("2000 Plan") which is not presently exercisable and will not become exercisable within 60 days from the date of this Report.

(2) Includes, for each of Ms. Gluskin and Ms. Perri, 1,188,000 shares owned of record by GHI, Inc. and 100,000 shares issuable upon the exercise of an option granted under our 1998 Plan which is presently exercisable. Does not include 200,000 shares issuable to Ms. Gluskin or 150,000 shares issuable to Ms. Perri upon the exercise of options granted under our 2000 Plan which are not presently exercisable and will not become exercisable within 60 days from the date of this Report.

(3) Includes 100,000 shares issuable upon the exercise of an option granted under our 1998 Plan which is presently exercisable, but does not include 150,000 shares issuable upon the exercise of an option granted under our 2000 Plan which is not presently exercisable and will not become exercisable within 60 days from the date of this Report. Dr. Modi also owns all the outstanding shares of our Special Voting Rights Preferred Stock. This stock is not convertible into common stock.

(4) Includes 50,000 shares issuable upon the exercise of an option granted under our 1998 Plan which is presently exercisable, but does not include 20,000 shares issuable upon the exercise of an option granted under our 2000 Plan which is not presently exercisable and will not become exercisable within 60 days from the date of this Report.

(5) Includes 1,800 shares owned of record by Uniworld Travel and Tours, Inc., but does not include 20,000 shares issuable upon the exercise of an option granted under our 2000 Plan which is not presently exercisable and will not become exercisable within 60 days from the date of this Report.

(6) Includes 450,000 shares issuable upon presenting exercisable options granted under our 1998 Plan, but does not include 690,000 shares issuable upon the exercise of options granted under our 2000 Plan that are not presently exercisable and will not become exercisable within 60 days from the date of this Report.

(7) These shares also are deemed to be beneficially owned by Mark Perri because he has the sole power to vote the shares. Mr. Perri also has investment power and otherwise is entitled to the economic benefits of ownership of 1,100,000 of the shares owned of record by EBI, Inc.

(8) These shares also are deemed to be beneficially owned by Mark Perri because he has the sole power to vote the shares. Mr. Perri also has investment power and is otherwise entitled to the economic benefits of ownership of 124,050 of the shares owned of record by GHI, Inc. Anna Gluskin and Rose Perri each own beneficially 1,188,000 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits of the ownership of such shares.

(9)  Includes warrants to purchase 161,850 shares.

Item 13. Certain Relationships and Related Transactions.

         We were incorporated in September 1997 and acquired Generex Pharmaceuticals in October 1997. Prior to our acquisition of Generex Pharmaceuticals, it was a private Canadian corporation majority-owned and controlled by Mark Perri, Rose Perri and Anna Gluskin. Unless otherwise indicated, the transactions described below occurred prior to our acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. We presently have a policy requiring approval by stockholders or by a majority of disinterested directors to approve transactions in which one of our directors has a material interest apart from such director's interest in Generex.

         Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing our oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 CAD was repaid by EBI. There were no repayments made in the years ended July 31, 2000 and 1999. The balance due from EBI at July 31, 2000, was $508,165 CAD (approximately $343,773 US based on the exchange rate then in effect). These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve certain of our real estate and buildings.

         Loans To and From Stockholders: Between November 1995 and July 31, 1998, companies owned and controlled by Mark Perri, Rose Perri and Anna Gluskin incurred a net indebtedness of $629,234 to Generex Pharmaceuticals, excluding the indebtedness of EBI described in the preceding paragraph. This indebtedness arose from cash advances and the payment by Generex Pharmaceuticals of expenses incurred by these companies, net of repayments and payment of expenses on behalf of Generex Pharmaceuticals. At July 31, 1999, these companies' net indebtedness to Generex Pharmaceuticals, exclusive of the EBI indebtedness described above, was $284,315. At July 31, 2000, this balance had been reduced to zero.

         The transactions between Generex Pharmaceuticals and entities owned and controlled by Mark Perri, Rose Perri and Anna Gluskin were not negotiated at arms-length, and were not on normal commercial terms. No interest was charged on any of the advances, and the transactions were of far greater financial benefit and convenience to Mark Perri, Rose Perri and Anna Gluskin than to Generex Pharmaceuticals. These transactions and financing arrangements were mostly initiated prior to the transaction in which we acquired Generex Pharmaceuticals, and no transactions have taken place since January 1, 1999. We presently have a policy requiring the approval of the Board of Directors, including a majority of disinterested directors and independent directors, for any transactions in which a director has a material interest apart from such director's interest in Generex.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K


Exhibit No.                                Description
-----------                                -----------
3.1                   Restated Certificate of Incorporation of Generex Biotechnology Corporation filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 filed June 14, 1999 is incorporated herein by reference.

3.2                   Bylaws of the Company filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File no.
                      333-82667) filed July 12, 1999 ("1999 S-1") is incorporated herein by reference.

4.1                   Form of common stock certificate filed as Exhibit 4.1 to our 1999 S-1 is incorporated herein by reference.

4.2                   Form of Special Voting Rights Preferred Stock Certificate filed as Exhibit 4.2 to our 1999 S-1 is incorporated herein by reference.

4.3.1                 1998 Incentive Stock Option Plan filed as Exhibit 4.3 to our 1999 S-1 is incorporated herein by reference.

4.3.2*                2000 Stock Option Plan.

4.4.1                 Form of Registration Rights Agreement dated January 7, 2000, with purchasers of Common Stock and
                      CU Warrants in January 2000 placement which was filed as Exhibit 4.1 to our Quarterly Report on
                      Form 10-Q for the quarter ended January 31, 2000, filed March 14, 2000 ("Q2 2000 10-Q") is incorporated herein by reference.

4.4.2                 Form of CU Warrant issued to investors in January 2000 placement filed as Exhibit 4.2 to our Q2
                      2000 10-Q is incorporated herein by reference.

4.4.3                 Form of Placement Agent Warrant issued to Coleman & Company Securities, Inc., Patrick G. Nolan and
                      Zazoff Associates LLC in January 2000 placement filed as Exhibit 4.3 to our Q2 2000 10-Q is incorporated herein by reference.

4.4.4                 Form of Warrant issued to principals of The Shemano Group, Inc. filed as Exhibit 4.4 to our Q2
                      2000 10-Q is incorporated herein by reference.

4.5                   Option Agreement with Wolfe Axelrod Weinberger LLC filed as Exhibit 4.5 to our Q2 2000 10-Q is incorporated herein by reference.


4.6.1                 Form of Securities Purchase Agreement entered into with Protius Overseas Limited and Photon Fund,
                      Ltd. on May 17, 2000 filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 2000, filed on June 13, 2000 ("Q3 2000 10-Q") is incorporated herein by reference.

4.6.2                 Form of Securities Purchase Agreement entered into with Castle Creek Healthcare LLC, Ram Trading
                      Ltd., Montrose Investments Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan
                      Lieberburg between May 17, 2000 and May 31, 2000 filed as Exhibit 4.2 to our Q3 2000 10-Q is incorporated herein by reference.

4.6.3                 Form of Registration Rights Agreement entered into by Protius Overseas Limited and Photon Fund,
                      Ltd. on May 17, 2000, filed as Exhibit 4.3 to our Q3 2000 10-Q is incorporated herein by reference.

4.6.4                 Form of Registration Rights Agreement entered into with Castle Creek Healthcare LLC, Ram Trading
                      Ltd., Montrose Investments Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan
                      Lieberburg between May 17, 2000 and May 31, 2000 filed as Exhibit 4.4 to our Q3 2000 10-Q is incorporated herein by reference.

4.6.5                 Form of Warrant issued to Protius Overseas Limited and Photon Fund, Ltd. in May 2000 Units
                      Placement filed as Exhibit 4.5 to our Q3 2000 10-Q is incorporated herein by reference.

4.6.6                 Form of Warrant issued to Castle Creek Healthcare LLC, Ram Trading Ltd., Montrose Investments
                      Ltd., CCL Fund LLC, Velocity Investment Partners Ltd. and Ivan Lieberburg in May 2000 Units
                      Placement filed as Exhibit 4.6 to our Q3 2000 10-Q is incorporated herein by reference.

4.6.7                 Form of Warrant issued to The Shemano Group, Inc. in connection with May 2000 Units Offering filed as Exhibit 4.7 to our Q3 2000 10-Q is incorporated herein by reference.

10.1.1                Consulting Agreement with Pankaj Modi filed as Exhibit 10.1.1 to our Registration Statement on
                      Form 10 filed December 14, 1999 ("1999 Form 10") is incorporated herein by reference.

10.1.2                Assignment and Assumption Agreement with Pankaj Modi filed as Exhibit 10.1.2 to our 1999 Form 10 is incorporated herein by reference.

21*                   Subsidiaries of the Registrant.

23.1*                 Consent of Withum Smith & Brown, independent auditors

27*                   Financial Data Schedules

-------------------
* Filed herewith. All other exhibits are incorporated by reference, as described.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of October 2000.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin
     --------------------------
     Anna E. Gluskin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                   Capacity in Which
          Name                           Signed                         Date
          ----                     ------------------                   ----

/s/ Anna E. Gluskin
-----------------------------     Director and Chief             October 27, 2000
Anna E. Gluskin                   Executive Officer


/s/ E. Mark Perri
-----------------------------     Director and Chief             October 27, 2000
E. Mark Perri                     Financial and Accounting
                                  Officer

/s/ Rose C. Perri
-----------------------------     Director                       October 27, 2000
Rose C. Perri


/s/ Pankaj Modi
-----------------------------     Director                       October 27, 2000
Pankaj Modi


/s/ William M. Hawke
-----------------------------     Director                         October 30, 2000
William M. Hawke


/s/ Jan M. Rosen
-----------------------------     Director                         October 30, 2000
Jan M. Rosen
