Form 10-Q
period 2000-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2000-12-15
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2000

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________.

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         82-0490211
---------------------------                    ---------------------------------
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

                                 Not applicable
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 18,768,930 as of October 31, 2000.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX


PART I:       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - unaudited

              Consolidated Balance Sheets --
              October 31, 2000 and July 31, 1999 .......................      3

              Consolidated Statements of Operations --
              for the three month periods ended October 31, 2000
              and 1999, and cumulative from November 2, 1995,
              to October 31, 2000.......................................      4

              Consolidated Statements of Cash Flows --
              For the three-month periods ended October 31, 2000
              and 1999, and cumulative from November 2, 1995,
              to October 31, 2000.......................................      5

              Notes to Consolidated Financial Statements................      6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................      9

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk...............................................     13


PART II: OTHER INFORMATION

Item 1.       Legal Proceedings.........................................     14

Item 2.       Changes in Securities and Use of Proceeds.................     15

Item 6.       Exhibit and Reports on Form 8-K and Form 8-K/A............     16

Signatures..............................................................     17

     Item 1.      Consolidated financial statements

                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            October 31,       July 31,
                                                                                       ----------------    ---------------
                                                                                              2000              2000
                                                                                       ----------------    ---------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                           $     11,915,573    $     3,204,905
   Short-term investments                                                                    17,702,001          3,966,263
   Miscellaneous receivables                                                                     15,587             16,138
   Other current assets                                                                         250,799             99,041
                                                                                       ----------------    ---------------
         Total Current Assets                                                                29,883,960          7,286,347

Property and Equipment, Net                                                                   2,755,488          2,395,867
Patents, Net                                                                                    313,688            267,369
Deposits                                                                                         19,408             47,914
Deferred Offering Costs                                                                       3,406,196                 --
Due From Related Parties                                                                        332,035            343,773
                                                                                       ----------------    ---------------
         TOTAL ASSETS                                                                  $     36,710,775    $    10,341,270
                                                                                       ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $      1,410,676    $     1,204,282
   Current maturities of long-term debt                                                           8,959              9,404
                                                                                       ----------------    ---------------
         Total Current Liabilities                                                            1,419,635          1,213,686

Long-Term Debt, Less Current Maturities                                                         686,162            712,559

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000 shares, no shares issued and outstanding at October 31, 2000 and
     at July 31, 2000                                                                              --                --
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     October 31, 2000 and at July 31, 2000                                                            1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 18,768,930 and 16,326,333 shares
     at October 31, 2000 and July 31, 2000, respectively                                         18,769             16,327
   Additional paid-in capital                                                                57,855,993         30,435,066
   Notes receivable - common stock                                                              (54,118)           (54,118)
   Deficit accumulated during the development stage                                         (22,960,932)       (21,816,725)
   Accumulated other comprehensive loss                                                        (254,735)          (165,526)
                                                                                       ----------------    ---------------
         Total Stockholders' Equity                                                          34,604,978          8,415,025
                                                                                       ----------------    ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     36,710,775    $    10,341,270
                                                                                       ================    ===============

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                         From
                                                                                                                      November 2,
                                                                             For the Three Months Ended              1995 (Date of
                                                                                     October 31,                     Inception) to
                                                                      --------------------------------------         to October 31,
                                                                            2000                  1999                    2000
                                                                      ----------------      ----------------       -----------------
Contract Research Revenues                                            $      1,000,000      $        --              $  1,000,000

Operating Expenses:
Research and development                                                     1,019,979               409,919            7,966,015
   Research and development - related party                                      --                    --                 220,218
   General and administrative                                                1,324,553               772,423           15,788,343
   General and administrative - related party                                    --                    --                 314,328
                                                                      ----------------      ----------------       -----------------
       Total Operating Expenses                                              2,344,532             1,182,342           24,288,904
                                                                      ----------------      ----------------       -----------------

Operating Loss                                                              (1,344,532)           (1,182,342)         (23,288,904)

Other Income (Expense):
   Miscellaneous income                                                         --                     --                   7,906
   Interest income                                                             219,945                63,822              547,943
   Interest expense                                                            (19,620)                 (252)            (227,877)
                                                                      ----------------      ----------------       -----------------

Net Loss                                                              $     (1,144,207)     $     (1,118,772)      $  (22,960,932)
                                                                      ================      ================       ==============

Basic and Diluted Net Loss Per Common
   Share                                                              $           (.07)     $           (.08)
                                                                      ================      ================
Weighted Average Number of Shares of
   Common Stock Outstanding                                                 17,176,462            14,741,920
                                                                      ================      ================

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                     Cumulative
                                                                                                                        From
                                                                                                                     November 2,
                                                                           For the Three Months Ended               1995 (Date of
                                                                                     October 31,                     Inception) to
                                                                     ----------------------------------------       to October 31,
                                                                            2000                 1999                    2000
                                                                     ----------------     -------------------      ----------------
Cash Flows From Operating Activities:
   Net loss                                                           $ (1,144,207)         $  (1,118,772)          $ (22,960,932)
   Adjustments to reconcile net loss to
    net cash used in operating activities:
       Depreciation and amortization                                        21,026                 21,237                 231,703
       Reduction of notes receivable - common
         stock in exchange for services rendered                             --                     9,508                 423,882
       Common stock issued for services rendered                           411,250                  --                  1,651,978
       Stock options and warrants issued for
         services rendered                                                   --                     --                  3,102,024
       Preferred stock issued for services rendered                          --                     --                        100
       Founders shares transferred for services rendered                     --                     --                    353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                           --                   107,236                  27,873
         Other current assets                                             (153,004)                26,757                (255,752)
         Accounts payable and accrued liabilities                          221,764                 59,726               2,234,082
         Other, net                                                          --                     --                    110,317
                                                                     ---------------        --------------         ----------------
           Net Cash Used in Operating Activities                          (643,171)              (894,308)            (15,081,219)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                     (473,034)                 --                 (1,146,988)
   Costs incurred for patents                                              (57,347)                 --                   (326,846)
   Change in restricted cash                                                 --                     --                     (5,595)
   Purchase of short-term investments                                  (13,735,738)                (7,838)             (17,702,001)
   Change in deposits                                                       27,842                (23,161)                  29,961
   Change in notes receivable - common stock                                 --                     --                      (4,118)
   Change in due from related parties                                        --                     --                  (2,255,197)
   Other, net                                                                --                     --                      89,683
                                                                     ---------------        --------------         ----------------
           Net Cash Used in Investing Activities                       (14,238,277)               (30,999)             (21,321,101)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                  --                     --                     993,149
   Repayment of long-term debt                                              (2,245)             (387,876)                 (963,021)
   Change in due to related parties                                          --                     --                     154,541
   Proceeds from issuance of common stock, net                          23,605,925                15,000                48,268,145
   Purchase and retirement of common stock                                   --                     --                    (119,066)
                                                                     ---------------        --------------         ----------------
           Net Cash Provided By (Used In) Financing
            Activities                                                  23,603,680              (372,876)               48,333,748

Effect of Exchange Rates on Cash                                           (11,564)                8,360                   (15,855)
                                                                     ---------------        --------------         ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                     8,710,668            (1,289,823)               11,915,573
Cash and Cash Equivalents, Beginning of Period                           3,204,905             5,633,201                    --
                                                                     ---------------        --------------         ----------------
Cash and Cash Equivalents, End of Period                             $  11,915,573          $  4,343,378           $    11,915,57
                                                                     ===============        ==============         ================


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

         Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2001; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.       Revenue Recognition

         Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, upfront and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements, and accordingly, are generally recognized based on actual efforts expended over the remaining terms of the agreements.

3.   Comprehensive Income/(Loss)

         The Company has adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components. Adoption of this statement had no effect on the Company's financial position or operating results.

         Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2000 and 1999 was $1,233,416 and $1,066,937, respectively.

4.   Deferred Offering Costs

         The Company has capitalized the value of warrants issued in conjunction with the closing of an equity draw down agreement in August 2000. It is the current intention of management that this asset will be written off, on a pro rata basis, against the proceeds derived from the issuance of common stock under this agreement.

5.       Accounts Payable and Accrued Expense

         Accounts payable and accrued expenses consist of the following:

                                                October 31,           July 31,
                                                   2000                 2000
                                                -----------          ---------
       Accounts Payable                          $884,179              $853,428
       Consulting Accruals                         64,571                77,086
       Litigation Accruals                        161,926               167,650
       Accrued Legal Fees                              --               106,118
       Accrued Financial Costs                    300,000                    --
                                               ----------            ----------
                Total                          $1,410,676            $1,204,282
                                               ==========            ==========

6.       Pending Litigation

         In October 1998, Sands Brothers & Co., Ltd. (Sands), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules. This claim is based upon a claim that Sands has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's Common Stock. This claim is based upon an October 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. (GPI) and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBC - Delaware, Inc., Sands' claimed a right to receive shares of GPI Common Stock that would, allegedly, now apply to the Company's Common Stock. Sands also claims that it is entitled to additional shares of the Company as a result of the GBC - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported Agreement.

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

         By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the October 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. On October 13, 1999, Sands Brothers commenced a special proceeding to confirm the Arbitration Award in New York State Supreme Court, New York County. On November 10, 1999, the Company moved to vacate the Arbitration Award on the grounds that the Arbitration Panel had exceeded its authority and had manifestly disregarded the relevant law of agency in issuing the Award. On March 20, 2000, the New York State Supreme Court granted Sands

Brother's petition to confirm the Award and denied the Company's motion to vacate the Award. The Court entered Judgment against the Company. The Company has appealed the lower court's Judgment to the New York State Appellate Division, First Department. Oral argument of the Company's appeal was heard by the First Department on October 20, 2000. The Company is presently awaiting the decision of the First Department. The Company believes that the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

         In February 1999, MQS, Inc., a former consultant, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming that 242,168 shares of our Common Stock and $243,066 are due to it for services which it rendered through December 22, 1998. MQS also claims that the Company has used proprietary technology of MQS in developing the Company's aerosol applicator and in formulating the Company's oral insulin product for aerosol application. The Company filed its answer to MQS's claims in May 1999, in which it denies that MQS is entitled to the relief that it seeks, or that any of the Company's products or technology incorporates any proprietary technology belonging to MQS. The Company also filed a counterclaim against MQS for breach of contract. The Company is unable to predict the outcome of this litigation at this time.

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

7.       Net Loss Per Share

         Basic EPS and Diluted EPS for the three months ended October 31, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

8.       Supplemental Disclosure of Cash Flow Information

                                                                              For the Three Months Ended
                                                                                        October 31,
                                                                         --------------------------------------
                                                                               2000                 1999
                                                                         -----------------     ----------------
         Cash paid during the period for:
           Interest                                                         $     19,620        $    252
           Income taxes                                                     $       --          $     --

         Disclosure of non-cash investing and financing activities:

         Issuance of warrants as consideration for an equity financing      $3,406,196
agreement were capitalized as deferred offering costs.



9.       Transactions With Related Parties

         The Company's change in "Due from Related Parties" for the quarter ended October 31, 2000 represents only the effects of changes in quarter end exchange rates versus those in effect at July 31, 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         We have made statements under the captions "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Report that are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements do not describe historical events or other facts but, rather, convey our management's current expectations. Such statements usually are prefaced with forward-looking words such as "may", "will", "expect", "anticipate", "believe," "estimate" and similar terminology. Our forward-looking statements address, among other things:

         o the status of activities under our development and license agreement with Eli Lilly and Company (the "Lilly Agreement");

         o our other clinical and product development programs and other aspects of our business plans;

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

         Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company. Under the Lilly Agreement, Lilly is responsible for conducting clinical trials of the product, securing regulatory approvals and marketing on a worldwide basis. We received $1,000,000 in connection with our entry into the agreement and will receive certain other initial fees and milestone payments subject to the attainment of certain product development milestones, as well as royalty payments based on product sales should any products be approved for commercial sale. Lilly also has the option to develop certain additional products using our buccal delivery technology depending on the success of the initial product.

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin. During our current fiscal year, we expect to begin development of three additional products based on this technology that are not covered by the Lilly Agreement.

Results of Operations - Three months ended October 31, 2000 and 1999

         We have been in the development stage since inception and have not generated any substantial operating revenues to date. Through October 31, 2000, we accumulated a net operating deficit of $22,960,932 as a result of research and development and general and administrative expenses incurred during the development stage.

         Our net loss for the quarter ended October 31, 2000, was $1,144,207 versus $1,118,772 in the corresponding quarter of the prior year. The significant increase in our expenses in the quarter ended October 31, 2000 compared to the quarter ended October 31, 1999 (to $2,344,532 from $1,182,342) was largely offset by the $1,000,000 in revenues received during the quarter in connection with the Lilly Agreement and increased net interest income (which was $200,325 in the quarter ended October 31, 2000, versus $63,570 in the corresponding quarter of 1999). The increase in net interest income was the result of higher cash and short term investment balances during the quarter, compared to the same quarter last year.

         The increase in our operating expenses in the quarter ended October 31, 2000, compared to the quarter ended October 31, 1999, was the result of an increase in research and development expenses (to $1,019,979 from $409,919) and in general and administrative expenses (to $1,324,553 from $772,423).

         The increase in research and development expenses in the quarter ended October 31, 2000, compared to the quarter ended October 31, 1999, reflects increased expenditures related to clinical trial programs in the United States, Canada, and Europe, and costs incurred during the quarter associated with the construction and set up of a pilot manufacturing facility, which we expect will be compliant when fully operational with Federal regulations for Good Manufacturing Practices, and a laboratory, which we expect will be compliant when fully operational with Federal regulations for Good Laboratory Practices. These facilities will support the performance of our obligations under the Lilly Agreement and our other product development efforts.

         The increase in general and administrative expenses in the quarter ended October 31, 2000, compared to the quarter ended October 31, 1999, was primarily the result of additional expenses associated with the set up and management of the clinical trials in the United States, Canada and Europe, legal and professional services, and increased investor relations activities.

Liquidity and Capital Resources

         To date we have financed our development stage activities primarily through private placements of Common Stock and contract research and milestone payments. At October 31, 2000, we had cash and short term investments (primarily notes of United States corporations) of approximately $29.62 million. At October 31, 1999, our cash and short term investments were approximately $7.17 million. The increase in our cash and short term investments in the quarter ended October 31, 2000, compared with the quarter ended October 31, 1999, was primarily the result of additional equity capital of approximately $22 million (net of financing costs of approximately $1.66 million) from the October 2000 sale of 2,151,093 units of our securities for cash at a price of $11.00 per unit.

         We believe that our cash on hand is sufficient to fund our operations and capital expenditures for the current fiscal year and well into the next year. Beyond that, we may require additional funds to support certain clinical trials of our oral insulin formulation in Canada (for which we have retained responsibility, subject to certain reimbursement rights, under the Lilly Agreement), and to continue to fund other research and development activities and general and administrative expenses. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plans. Any significant scale back of operations or modification of our business plans due to a lack of funding could be expected to materially and adversely affect our prospects.

         In the past we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. We presently have a $50 million equity "draw down" commitment from an investor pursuant to which, subject to certain limitations and the satisfaction of certain conditions, we have the right to require the investor to purchase up to $50 million of Common Stock at a 10% discount to the then current market price of the Common Stock. We do not now foresee a need to draw upon this facility in the current fiscal year.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires the Company to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS 133. The amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. The Company adopted SFAS 133 and the corresponding amendments of SFAS 138 in the first quarter of the current fiscal year 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on the Company's combined results of operations, financial position or cash flows.

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

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         We are not presently subject to any material market risk exposures. We have neither issued nor own any long term debt instruments, or any other financial instruments as to which we would be subject to material risks. At the present time, we maintain our cash in short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in US dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short term operating needs in Canada. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between US and Canadian currencies. The corresponding market risk associated with interest rate changes and changes in the exchange rate between US and Canadian currencies is not considered material.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         With regard to our pending legal proceeding with Sands Brothers & Co., Ltd., oral argument of our appeal to the New York State Appellate Division, First Department, was heard on October 20, 2000. We are presently awaiting the decision of the First Department.

         For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2000, which is incorporated herein by reference.

Item 2.           Changes in Securities and Use of Proceeds

         Paragraphs (a) and (b) of Part II, Item 2 are inapplicable.

(c)      Issuance of Unregistered Securities

         At October 4, 2000, we completed a sale of 2,151,093 units of securities to accredited investors for cash at a price of $11.00 per unit. Each unit consisted of a share of Common Stock and a warrant to purchase .15 shares of Common Stock at an initial exercise price of $13.20 per share. This option expired on October 18, 2000, without being exercised by the investor. We received approximately $22 million from the sale (net of financing costs of approximately $1.66 million).

         The Shemano Group, Inc. ("Shemano"), a broker-dealer, has received or will be receiving compensation for its services in connection with this placement, including cash compensation of approximately 7% of total placement proceeds and warrants to purchase a total of approximately 10% of total number of shares included in the units sold. Shemano has advised us that it intends to assign its warrants to two of its officers, Gary J. Shemano and William Corbett. The Shemano warrants are identical to the warrants issued to the investors. The warrants issued to the investors and Shemano expire on September 29, 2005, and contain anti-dilution and other terms that are commonly found in such securities.

         The units were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506, Regulation D promulgated thereunder. No general solicitation was made in connection with the placement. All securities sold were acquired for investment, and appropriate restrictions have been placed upon the resale of any of the securities acquired in the placement, including restrictive legends on the face of the securities and stop orders on our stock and warrant registers.

Item 6.           Exhibits and Reports on Form 8-K

(a)      Exhibits.

         Exhibit                            Exhibit Title
         -------                            -------------

         27                                 Financial Data Schedule

(b)      Reports on Form 8-K and Form 8-K/A.

         The following reports have been filed on Form 8-K and Form 8-K/A in the quarter ended October 31, 2000:

         o At August 28, 2000, we filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report the election of J. Michael Rosen as a director of Generex Biotechnology Corporation.

         o At September 6, 2000, we filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report that we entered into a Development and License Agreement with Eli Lilly and Company.

         o At September 7, 2000, we filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report that we entered into a Common Stock Purchase Agreement with Tradersbloom Limited, a British Virgin Islands corporation.

         o At September 7, 2000, we filed an Amendment to a Current Report on Form 8-K/A in response to Item 7 of Form 8-K - "Financial Statements and Exhibits" to provide a copy of the Development and License Agreement with Eli Lilly and Company dated September 5, 2000, redacted to omit trade secrets and confidential commercial and financial information.

         o At October 16, 2000, we filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report the sale of 2,151,093 units of securities at $11.00 per unit.

         o At December 6, 2000, we filed an Amendment to a Current Report on Form 8-K/A in response to Item 5 of Form 8-K - "Other Events" to update the description that was contained in Item 5 of the Form 8-K that we filed with the Commission on October 16, 2000.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  December 15, 2000

                                        GENEREX BIOTECHNOLOGY CORPORATION


                                        By: /s/ E. Mark Perri
                                            ------------------------------------
                                            E. Mark Perri
                                            Chairman and Chief Financial Officer