Form 10-Q/A
period 2000-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2000-12-19
CIK 1059784

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

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                        to                       .
                               ----------------------    ----------------------

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         82-0490211
--------------------------------               ---------------------------------
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

         By this amendment, the Company hereby corrects the Consolidated Statements of Cash Flows table that was set forth in Part I, Item 1, of the Form 10-Q for the quarterly period ended October 31, 2000 that the Company filed with the Commission on December 15, 2000. The following table restates the Consolidated Statements of Cash Flows table in its entirety.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                     Cumulative
                                                                                                                         From
                                                                                                                     November 2,
                                                                          For the Three Months Ended                1995 (Date of
                                                                                  October 31,                       Inception) to
                                                                   ----------------------------------------         to October 31,
                                                                          2000                   1999                    2000
                                                                   ----------------        ----------------        ----------------
Cash Flows From Operating Activities:
   Net loss                                                         $ (1,144,207)            $ (1,118,772)            $(22,960,932)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                      21,026                   21,237                  231,703
       Reduction of notes receivable - common
         stock in exchange for services rendered                            --                      9,508                  423,882
       Common stock issued for services rendered                         411,250                     --                  1,651,978
       Stock options and warrants issued for
         services rendered                                                  --                       --                  3,102,024
       Preferred stock issued for services rendered                         --                       --                        100
       Founders shares transferred for services rendered                    --                       --                    353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                          --                    107,236                   27,873
         Other current assets                                           (153,004)                  26,757                 (255,752)
         Accounts payable and accrued liabilities                        221,764                   59,726                2,234,082
         Other, net                                                         --                       --                    110,317
                                                                    ------------             ------------             ------------
           Net Cash Used in Operating Activities                        (643,171)                (894,308)             (15,081,219)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                   (473,034)                    --                 (1,146,988)
   Costs incurred for patents                                            (57,347)                    --                   (326,846)
   Change in restricted cash                                                --                       --                     (5,595)
   Purchase of short-term investments                                (13,735,738)                  (7,838)             (17,702,001)
   Change in deposits                                                     27,842                  (23,161)                  29,961
   Change in notes receivable - common stock                                --                       --                     (4,118)
   Change in due from related parties                                       --                       --                 (2,255,197)
   Other, net                                                               --                       --                     89,683
                                                                    ------------             ------------             ------------
           Net Cash Used in Investing Activities                     (14,238,277)                 (30,999)             (21,321,101)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                 --                       --                    993,149
   Repayment of long-term debt                                            (2,245)                (387,876)                (963,021)
   Change in due to related parties                                         --                       --                    154,541
   Proceeds from issuance of common stock, net                        23,605,925                   15,000               48,268,145
   Purchase and retirement of common stock                                  --                       --                   (119,066)
                                                                    ------------             ------------             ------------
           Net Cash Provided By (Used In) Financing
            Activities                                                23,603,680                 (372,876)              48,333,748

Effect of Exchange Rates on Cash                                         (11,564)                   8,360                  (15,855)
                                                                    ------------             ------------             ------------
Net Increase (Decrease) in Cash and Cash Equivalents                   8,710,668               (1,289,823)              11,915,573
Cash and Cash Equivalents, Beginning of Period                         3,204,905                5,633,201                     --
                                                                    ------------             ------------             ------------
Cash and Cash Equivalents, End of Period                            $ 11,915,573             $  4,343,378             $ 11,915,573
                                                                    ============             ============             ============

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this amendment to be signed on our behalf by the undersigned.

DATE: December 18, 2000

                                      GENEREX BIOTECHNOLOGY CORPORATION


                                      By:  /s/ E. Mark Perri
                                           ------------------------------------
                                           E. Mark Perri
                                           Chairman and Chief Financial Officer