Form 10-Q
period 2001-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2001-03-19
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended January 31, 2001

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                        to
                               ----------------------    -----------------------

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         82-0490211
-------------------------------                ---------------------------------
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

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 19,181,018 as of January 31, 2001.

                    GENEREX BIOTECHNOLOGY CORPORATION
                                  INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements -- unaudited

          Consolidated Balance Sheets --
          January 31, 2001 and July 31, 2000 ................................ 3

          Consolidated Statements of Operations --
          for the three month periods ended January 31, 2001 and 2000, the six month periods ended January 31, 2001 and 2000, and cumulative from
          November 2, 1995 to January 31, 2001............................... 4

          Consolidated Statements of Cash Flows --
          For the six-month periods ended January 31, 2001 and 2000, and cumulative from November 2, 1995 to January 31, 2001............... 5

          Notes to Consolidated Financial Statements......................... 6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................12

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk..................................................17


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings..................................................18

Item 2.   Changes in Securities and Use of Proceeds..........................19

Item 6.   Exhibits and Reports on Form 8-K...................................20

Signatures...................................................................21

Item 1.    Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                          January 31,         July 31,
                                                                     -----------------   ---------------
                                                                            2001               2000
                                                                     ----------------    ---------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                         $      2,565,260    $     3,204,905
   Short-term investments                                                  29,353,887          3,966,263
   Miscellaneous receivables                                                       --             16,138
   Other current assets                                                       137,707             99,041
                                                                     ----------------    ---------------
         Total Current Assets                                              32,056,854          7,286,347

Property and Equipment, Net                                                 3,269,449          2,395,867
Patents, Net                                                                  363,590            267,369
Deposits                                                                       19,750             47,914
Deferred Offering Costs                                                     3,406,196                 --
Due From Related Parties                                                      337,898            343,773
                                                                     ----------------    ---------------

         TOTAL ASSETS                                                $     39,453,737    $    10,341,270
                                                                     ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                             $      1,058,284    $     1,204,282
   Current maturities of long-term debt                                        10,479              9,404
                                                                     ----------------    ---------------
         Total Current Liabilities                                          1,068,763          1,213,686

Long-Term Debt, Less Current Maturities                                       692,584            712,559

Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000
     shares, no shares issued and outstanding at
     January 31, 2001 and July 31, 2000                                            --                 --
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     January 31, 2001 and at July 31, 2000                                          1                  1
   Series A Preferred stock, $.001 par value; authorized
     1,512 and -0- shares, issued and outstanding 1,000 and
     -0- shares at January 31, 2001 and July 31, 2000,
     respectively                                                                   1                 --
   Common stock, $.001 par value; authorized 50,000,000
     shares, issued and outstanding 19,185,910 and
     16,326,333 shares at January 31, 2001 and July 31,
     2000, respectively                                                        19,185             16,327
   Additional paid-in capital                                              75,109,464         30,435,066
   Notes receivable - common stock                                            (55,949)           (54,118)
   Deficit accumulated during the development stage                       (37,166,237)       (21,816,725)
   Accumulated other comprehensive loss                                      (214,075)          (165,526)
                                                                     ----------------    ---------------
         Total Stockholders' Equity                                        37,692,390          8,415,025
                                                                     ----------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     39,453,737    $    10,341,270
                                                                     ================    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)






                                                                                                                       Cumulative
                                                                                                                          From
                                                                                                                        November 2,
                                                    For the Three Months Ended       For the Six Months Ended         1995 (Date of
                                                          January 31,                       January 31,               Inception) to
                                                --------------------------------  ---------------------------------  to January 31,
                                                   2001              2000               2001               2000            2001
                                                   ----              ----               ----               ----            ----
Contract Research Revenues                      $      --          $    --        $  1,000,000         $      --       $ 1,000,000

Operating Expenses:
   Research and development                       15,847,930          1,026,253     16,867,909            1,436,172      23,813,945
   Research and development - related party            --                --              --                    --           220,218
   General and administrative                      1,825,262          1,887,743      3,149,815            2,660,166      17,613,605
   General and administrative - related party          --                --              --                    --           314,328
                                                ------------       ------------   ------------         ------------   -------------
       Total Operating Expenses                   17,673,192          2,913,996     20,017,724            4,096,338      41,962,096
                                                ------------       ------------   ------------         ------------   -------------

Operating Loss                                   (17,673,192)        (2,913,996)   (19,017,724)          (4,096,338)    (40,962,096)

Other Income (Expense):
   Minority interest income                        2,985,000              --         2,985,000                --          2,985,000
   Miscellaneous income                               10,658              --            10,658                --             18,564
   Interest income                                   486,536             63,652        706,481              127,474       1,034,479
   Interest expense                                  (14,307)           (28,529)       (33,927)             (28,781)       (242,184)
                                                ------------      -------------   ------------         ------------   -------------

Net Loss                                        $(14,205,305)      $ (2,878,873)  $(15,349,512)        $ (3,997,645)   $(37,166,237)
                                                ============       ============   ============         ============    ============
Basic and Diluted Net Loss Per Common
   Share                                        $       (.75)      $      (.19)   $       (.85)        $       (.27)
                                                ============       ============   ============         ============
Weighted Average Number of Shares of
   Common Stock Outstanding                       18,905,307         14,824,124     18,040,898           14,783,254
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                        For the Six Months Ended              Cumulative From
                                                                               January 31,                    November 2, 1995
                                                                   ------------------------------------     (Date of Inception)
                                                                         2001                2000           to January 31, 2001
                                                                   -----------------    ---------------     -------------------
Cash Flows From Operating Activities:
Net loss                                                           $     (15,349,512)   $    (3,997,645)        $     (37,166,237)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                          41,411             44,883                   252,088
       Minority interest income                                           (2,985,000)              --                  (2,985,000)
       Reduction of notes receivable - common
         stock in exchange for services rendered                               --               182,001                   423,882
       Common stock issued for services rendered                             532,904               --                   1,773,632
       Stock options and warrants issued for
         services rendered                                                     --               924,350                 3,102,024
       Preferred stock issued for services rendered                            --                  --                         100
       Founders shares transferred for services
         rendered                                                              --                  --                     353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                            15,663            118,839                    43,536
         Other current assets                                                (39,451)            33,801                  (142,199)
         Accounts payable and accrued liabilities                           (140,068)           452,754                 1,872,250
         Other, net                                                            --                   --                    110,317
                                                                   -----------------    ---------------         -----------------
         Net Cash Used in Operating Activities                           (17,924,053)        (2,241,017)              (32,362,101)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (943,484)           (85,095)               (1,617,438)
   Purchases of intangibles                                                 (100,520)              --                    (370,019)
   Change in restricted cash                                                   --                  --                      (5,595)
   Purchase of short-term investments                                    (25,387,624)           (21,670)              (29,353,887)
   Change in deposits                                                         27,884             (3,419)                   30,003
   Change in notes receivable - common stock                                  (1,831)              --                      (5,949)
   Change in due from related parties                                          --                30,491                (2,255,197)
   Other, net                                                                  --                  --                      89,683
                                                                   -----------------    ---------------         -----------------
         Net Cash Used in Investing Activities                           (26,405,575)           (79,693)              (33,488,399)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                    --                  --                     993,149
   Repayment of long-term debt                                                (6,479)          (393,182)                 (967,255)
   Change in due to related parties                                            --                  --                     154,541
   Proceeds from issuance of warrants                                        494,250               --                     494,250
   Proceeds from issuance of common stock, net                            28,228,907          1,794,815                52,891,127
   Proceeds from issuance of preferred stock                              12,015,000               --                  12,015,000
   Proceeds from issuance of preferred stock for
     purchase of minority interest in subsidiary                           2,985,000               --                   2,985,000
   Purchase and retirement of common stock                                     --                  --                    (119,066)
                                                                   -----------------    ---------------         -----------------
         Net Cash Provided By Financing Activities                        43,716,678          1,401,633                68,446,746

Effect of Exchange Rates on Cash and Cash Equivalents                        (26,694)            16,611                   (30,985)
                                                                   -----------------    ---------------         -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                        (639,644)          (902,466)                2,565,261
Cash and Cash Equivalents, Beginning of Period                             3,204,905          5,633,201                      --
                                                                   -----------------    ---------------         -----------------
Cash and Cash Equivalents, End of Period                           $       2,565,261    $     4,730,735         $       2,565,261
                                                                   =================    ===============         =================

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

2.       Revenue Recognition

Contract revenue from collaborative research agreements is recorded when earned and as the related costs are incurred. Payments received, which are related to future performance, are deferred and recognized as revenue when earned over future performance periods. In accordance with contract terms, up-front and milestone payments from collaborative research agreements are considered reimbursements for costs incurred under the agreements, and accordingly, are generally recognized based on actual efforts expended over the remaining terms of the agreements.

3.       Comprehensive Income/(Loss)

The Company has adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the six months ended January 31, 2001 and 2000, was $15,398,061 and $3,907,893, respectively.

4.       Deferred Offering Costs

The Company has capitalized the value of warrants issued in conjunction with the closing of an equity draw down agreement in August 2000. It is the current intention of management that this asset will be amortized, on a pro rata basis, against the proceeds derived from the issuance of common stock under this agreement.


The Notes to Consolidated Financial Statements are an integral part of these statements.

5.       Accounts Payable and Accrued Expense

Accounts payable and accrued expenses consist of the following:
                                                      January 31,   July 31,
                                                         2001         2000
                                                      ----------   ----------

       Accounts Payable                               $  978,004   $  853,428
       Consulting Accruals                                13,785       77,086
       Litigation Accruals                                66,494      167,650
       Accrued Legal Fees                                   --        106,118
                                                      ----------   ----------
                Total                                 $1,058,283   $1,204,282
                                                      ==========   ==========

6.       Pending Litigation

Sands Brothers & Co., Ltd. ("Sands"), a New York City-based investment banking and brokerage firm, initiated arbitration against the Company under New York Stock Exchange rules in January 1998. Sands claimed that it has the right to purchase, for nominal consideration, approximately 1.5 million shares of the Company's Common Stock. This claim is based upon a January 1997 letter agreement which purportedly confirmed the terms of an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc. ("GPI") and granting Sands the right to receive shares representing 17 percent of the outstanding capital stock of GPI on a fully diluted basis. Following the acquisition of GPI by GBC - Delaware, Inc., Sands claimed a right to receive shares of GPI common stock that would, allegedly, now apply to the Company's Common Stock. Sands also claimed that it is entitled to additional shares of the Company as a result of the GBC - Delaware, Inc.'s acquisition of GPI (approximately 460,000 shares), and $144,000 in fees under the terms of the purported agreement.

Sands has never performed any services for the Company, and the Company and GPI have denied that the individual who is alleged to have entered into the purported agreement between Sands and GPI, had the authority to act on GPI's behalf. Accordingly, the Company is defending against Sands' claim primarily on the basis that no agreement has ever existed between GPI and Sands.

During a series of hearings before a NYSE arbitration panel commencing June 8, 1999, Sands amended its claim to include, in the alternative, an entitlement in the form of an order of specific performance with regard to the issuance of the warrant as discussed in the January 1997 letter.

By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the January 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. On January 13, 1999, Sands commenced a special proceeding to confirm the Arbitration Award in New York State Supreme Court, New York County. On November 10, 1999, the Company moved to vacate the arbitration award on the grounds that the arbitration panel had exceeded its authority and had manifestly disregarded the relevant law of agency in issuing the award. On March 20, 2000, the New York State Supreme Court granted Sands' petition to confirm





The Notes to Consolidated Financial Statements are an integral part of these statements.
                                        7
the arbitration award and denied the Company's motion to vacate the award. The Court entered judgment against the Company. The Company appealed the lower court's judgment to the New York State Appellate Division, First Department (the "Appellate Division"). On January 23, 2001, the Appellate Division modified the judgment of the Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's Common Stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The Company believes that the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

In February 1999, MQS, Inc. ("MQS"), a former consultant to the Company, commenced a civil action against the Company in the United States District Court for the District of New Jersey, claiming that 242,168 shares of the Company's Common Stock and $243,066 are due to it for services, which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. In January 2001, the Company entered into a settlement agreement with MQS, whereby the Company paid the plaintiff certain amounts in cash and Common Stock that are not material to the Company's consolidated results of operations or consolidated financial position and whereby the claims of the parties were dismissed without prejudice.

In February 2001, Subash Chandarana, a former business associate of Dr. Pankaj Modi, and an entity named Centrum Technologies Inc. commenced a legal proceeding in the Ontario Superior Court of Justice against the Company and Dr. Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between Chandarana and Dr. Modi that ceased in July 1996. The plaintiff's Statement of Claim also seeks to enjoin the use, if any, by the Company of three patents owned by Centrum Technologies, Inc. The Company cannot at this time predict the ultimate outcome of this matter.

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

7.       Net Loss Per Share

Basic EPS and Diluted EPS for the six and three months ended January 31, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

8.       Supplemental Disclosure of Cash Flow Information

                                                                             For the Six Months Ended
                                                                                    January 31,
                                                                       --------------------------------------
                                                                             2001                   2000
                                                                       ---------------         --------------
Cash paid during the period for:
   Interest                                                            $   33,927              $28,781
   Income taxes                                                        $      --               $  --

Disclosure of non-cash investing and financing activities:
   Long-term debt incurred in conjunction with acquisition
     of property and equipment                                         $      --               $190,206

The fair value of warrants issued as consideration for an
   equity financing agreement was capitalized as deferred
   offering costs                                                      $3,406,196              $  --

9.       Transactions With Related Parties

The Company's change in "Due from Related Parties" for the six months ended January 31, 2001 represents only the effects of changes in July 31, 2001 end exchange rates versus those in effect at July 31, 2000.

10.      Stockholders' Equity

In exchange for insulin for product testing purposes, the Company issued 35,000 shares of the Company's Common Stock valued at $11.75 per share. As a result of this transaction, $411,250 was included as a charge to operations during the three-month period ended October 31, 2000.

As consideration for entering into a $50 million equity draw-down agreement, the Company issued warrants to purchase 568,647 shares of the Company's Common Stock at an exercise price of $12.15 and an expiration date of August 2003. As a result of this issuance, a deferred charge was recorded in the amount of $3,406,196, which will be amortized pro-rata as the Company raises capital in conjunction with the agreement.

In October 2000, the Company completed a private placement of 2,151,093 shares of its common stock at $11.00 per share. Each investor also received a warrant to purchase one share of the Company's Common Stock for every fifteen shares of common stock purchased. The warrants have an exercise price of $13.20 and expire in five years.



The Notes to Consolidated Financial Statements are an integral part of these statements.

In January 2001, the Company entered into a securities purchase agreement with Elan International Services, Ltd., a wholly owned subsidiary of Elan Corporation, plc. The agreement called for the sale of the following: (1) 1,000 shares of a newly-created series of the Company's preferred stock, captioned "Series A Preferred Stock"; (2) 344,116 shares of the Company's Common Stock; and (3) a warrant to purchase up to 75,000 shares of the Company's Common Stock. The aggregate purchase price for these securities was $17,015,000. Certain amounts from these proceeds were used to fund the Company's joint venture with Elan International Services, Ltd. (See Note 11).

11.  Generex (Bermuda), Ltd.

On January 16, 2001, the Company established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). Through the joint venture, the parties will pursue the application of certain of the Company's and Elan's drug delivery technologies, including the Company's platform technology for the buccal delivery of large molecule drugs, to pharmaceutical products for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company.

The Company applied the $12,015,000 that it received from EIS for the shares of the Company's Series A Preferred Stock to form Generex (Bermuda), Ltd. The Company's interest in this company consists of 6,000 shares of Generex (Bermuda), Ltd. common stock and 3,612 shares of convertible preferred stock, representing an 80.1% equity ownership interest in Generex (Bermuda), Ltd. At the same time, EIS remitted $2,985,000 to purchase 2,388 shares of Generex (Bermuda), Ltd. convertible preferred stock, representing a 19.9% equity ownership interest in Generex (Bermuda), Ltd.

EIS has the option to exchange the 1,000 shares of the Company's Series A Preferred Stock for 3,612 shares of the Company's convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1% of the Company's equity ownership in Generex (Bermuda), Ltd. Upon exercise, both parties would each own 50% of Generex (Bermuda), Ltd.

The parties intend to select at least one pharmaceutical product for research and development under the joint venture by January 2002. The parties will establish a research and development plan and budget upon selection of the pharmaceutical product that will be the initial focus of the joint venture. Generex (Bermuda), Ltd. has been granted rights to use the Company's buccal delivery technology and certain Elan drug delivery technologies for purposes of the joint venture. Using the funds from the initial capitalization, Generex (Bermuda), Ltd. paid a nonrefundable license fee of $15,000,000 to Elan in consideration for being granted rights to use the Elan drug delivery technologies.



The Notes to Consolidated Financial Statements are an integral part of these statements.

The Company has expensed the entire cost of the license as a research and development expense in the quarter ended January 31, 2001 because of the uncertainties surrounding the future realization of revenue from the use of the license.

12.      Subsequent Events

On February 5, 2001, the Company purchased property to be used as a research and development facility for approximately $205,000 in cash.

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

      o the status of activities under our joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation, plc;

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

         Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company ("Lilly"). Under the Lilly Agreement, Lilly is responsible for conducting clinical trials of the product, securing regulatory approvals and marketing on a worldwide basis. We received $1,000,000 in connection with our entry into the agreement and will receive certain other initial fees and milestone payments subject to the attainment of certain product development milestones, as well as royalty payments based on product sales should any products be approved for commercial sale. Lilly also has the option to develop certain additional products using our buccal delivery technology depending on the success of the initial product.

         In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owed subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). The joint venture will pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. The parties intend to select at least one pharmaceutical product for research and development under the joint venture within one year's time. The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company.

         In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity interest in Generex (Bermuda), Ltd. While we initially own 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our interest in the joint venture entity.

         Generex (Bermuda), Ltd. was granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies. Using the funds from its initial capitalization, Generex (Bermuda), Ltd. paid a non-refundable license fee of $15,000,000 to Elan in consideration for being granted the rights to utilize the Elan drug delivery technologies.

         EIS also purchased 344,116 shares of our Common Stock for $5,000,000. We may use the proceeds of this sale for any corporate purpose. If the joint venture achieves certain milestones, we may require EIS to purchase an additional $1,000,000 of our Common Stock at $25.15 per share.

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin. During our current fiscal year, we expect to begin development of additional products based on this technology that are not covered by the Lilly Agreement or the joint venture with Elan.

Results of Operations

         We have been in the development stage since inception and have not generated any substantial operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement.

         Our net loss for the quarter ended January 31, 2001, was $14,205,305, versus $2,878,873 for the corresponding quarter of the prior fiscal year. The increase is attributable to the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda), Ltd. to Elan for technology rights that was partially offset by $2,985,000 of minority interest (reflecting Elan's 19.9% ownership of the joint venture entity). Excluding the costs associated with the license fee, our net loss quarter to quarter would have decreased, reflecting slightly lower operating expenses and increased interest income (due to higher cash and short term investment balances).

         Our net loss for the six months ended January 31, 2001, was $15,349,512, versus $3,997,645 for the corresponding period of the prior fiscal year. As with the quarterly period, the increased net loss for the six month period is attributable to the accounting treatment for our joint venture with Elan. Excluding the costs associated with the license fee, our net loss period to period would have decreased significantly, reflecting the $1,000,000 in revenues received during the period in connection with the Lilly Agreement and increased interest income partially offset by increased research and development expenses (including expenditures related to clinical development and costs related to the construction and set up of a pilot manufacturing facility) and increased general and administrative expenses (including additional expenses associated with management of clinical development, legal and professional services, and increased investor relations activities).

Financial Condition, Liquidity and Resources

         To date we have financed our development stage activities primarily through private placements of Common Stock and contract research and milestone payments. At January 31, 2001, we had cash and short term investments (primarily notes of United States corporations) of approximately $31.92 million. At July 31, 2000, our cash and short term investments were approximately $7.17 million. The increase in our cash and short term investments was primarily the result of additional equity capital of approximately $22 million (net of financing costs of approximately $1.66 million) from the October 2000 sale of 2,151,093 units of our securities for cash at a price of $11.00 per unit, and $5 million from the January 2000 sale to EIS of 344,116 shares of our Common Stock for cash at a price of $14.529 per share.

         The only impact of the joint venture with Elan on our financial condition and liquidity was the $5 million of additional equity capital. Our cash position was not affected by the expenditure of $12,015,000 received as proceeds from the sale of 1,000 shares of our Series A Preferred Stock to EIS to subscribe for an 80.1% equity interest in Generex (Bermuda), Ltd.

         We believe that our cash on hand is sufficient to fund our operations and capital expenditures for the current fiscal year and well into the next fiscal year. Beyond that, we may require additional funds to support certain clinical trials of our oral insulin formulation in Canada (for which we have retained responsibility, subject to certain reimbursement rights, under the Lilly Agreement), to fund our share of research and development expenses related to our joint venture with Elan, and to fund other research and development activities and general and administrative expenses. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plans. Any significant scale back of operations or modification of our business plans due to a lack of funding could be expected to materially and adversely affect our prospects.

         In the past we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. We presently have a $50 million equity "draw down" commitment from an investor pursuant to which, subject to certain limitations and the satisfaction of certain conditions, we have the right to require the investor to purchase up to $50 million of our Common Stock at a 10% discount to the then current market price of the Common Stock. We also have the right to require EIS to purchase $1 million of our Common Stock at $25.15 per share in January 2002, subject to the satisfaction of certain conditions. We do not presently have any plans to utilize the equity "draw down" commitment in the foreseeable future.

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

New Accounting Standards

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 establishes new accounting and reporting standards for derivative financial instruments and for hedging activities. SFAS 133 requires us to measure all derivatives at fair value and to recognize them in the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. Subsequent to the issuance of SFAS 133, the FASB has received many requests to clarify certain issues causing difficulties. In June 2000, the FASB issued SFAS 138, which responds to those requests by amending certain provisions of SFAS
133. The amendments include allowing foreign-currency denominated assets and liabilities to qualify for hedge accounting, permitting the offsetting of selected inter-entity foreign currency exposures that reduce the need for third party derivatives and redefining the nature of interest rate risk to avoid sources of ineffectiveness. We adopted SFAS 133 and the corresponding amendments of SFAS 138 in the first quarter of the current fiscal year 2001. SFAS 133, as amended by SFAS 138, did not have a material impact on our combined results of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 provides guidance on the recognition, presentation and disclosure of revenue in financial statements and requires adoption no later than the fourth quarter of the current fiscal year 2001. We are presently evaluating the impact of SAB 101 to determine what effect, if any, it may have on our financial position and results of operations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         We are not presently subject to any material market risk exposures. We are exposed to market risk associated with interest rate changes and changes in the exchange rate between US and Canadian currencies.

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

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         In February 2001, Subash Chandarana, a former business associate of Dr. Pankaj Modi, and an entity named Centrum Technologies Inc. commenced a legal proceeding in the Ontario Superior Court of Justice against the Company and Dr. Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between Chandarana and Modi that ceased in July 1996. The plaintiff's Statement of Claim also seeks to enjoin the use, if any, by the Company of three patents owned by Centrum Technologies, Inc.

         The Company intends to vigorously pursue all available defenses and counterclaims against the plaintiff's. However, the Company is unable to predict the ultimate outcome of this legal proceeding at this time or the ultimate effect, if any, that it may have on the results of operations or financial condition of the Company.

         For a full description of all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2000, Report on Form 10-Q for the quarter ended October 31, 2000, and Reports on Form 8-K filed January 23, 2001 and January 25, 2001, which are incorporated herein by reference.

Item 2.           Changes in Securities and Use of Proceeds

         Paragraphs (a) and (b) of Part II, Item 2 are inapplicable.

(c)      Issuance of Unregistered Securities

         In January 2001, we completed a sale of 1,000 shares of our Series A Preferred Stock for cash to EIS in connection with the joint venture ("Preferred Stock Sale"). We received $12,015,000 in proceeds from the Preferred Stock Sale (or $12,015 per share). The Series A Preferred Stock (i) is entitled to a 6% annual dividend payable in shares of Series A Preferred Stock, (ii) is exchangeable for 30.1% of our equity ownership interest in the joint venture,
(iii) is convertible (after the third anniversary of the date of issuance) into shares of our Common Stock, and (iv) has a liquidation preference over our Common Stock. If the Series A Preferred Stock has not been exchanged or converted by the sixth anniversary of the date of issuance, the outstanding shares of Series A Preferred Stock are subject to redemption by us at that time for their liquidation value in either cash or shares of our Common Stock.

         In January 2001, we also completed a sale of 344,116 shares of our Common Stock for cash to EIS in connection with the joint venture ("Common Stock Sale"). We received $5,000,000 in proceeds from the Common Stock Sale (or $14.529 per share).

         The 1,000 shares of our Series A Preferred Stock and the 344,116 shares of our Common Stock were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in Section 4(2) thereof. No general solicitation was made in connection with the Preferred Stock Sale or the Common Stock Sale.

         (d)      Use of Proceeds from Sales of Registered Securities

         The proceeds from the Preferred Stock Sale were used to purchase an 80.1% equity ownership interest in the common stock of Generex (Bermuda), Ltd., a Bermuda limited liability company that was created to conduct the joint venture with Elan.

         The proceeds from the Common Stock Sale will be used for general corporate purposes.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  Exhibit             Exhibit Title
                  -------             -------------

                  27                  Financial Data Schedule

         (b)      Reports on Form 8-K and Form 8-K/A.

         The following reports have been filed on Form 8-K and Form 8-K/A in the quarter ended January 31, 2001:

     o On December 6, 2000, the Company filed an Amendment to a Current Report on Form 8-K/A in response to Item 5 of Form 8-K - "Other Events" to provide an update to the description that was contained in Item 5 of the Form 8-K that the Company filed with the Commission on October 16, 2000.

     o On January 23, 2001, the Company filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report the establishment of a joint venture between Generex Biotechnology Corporation and Elan Corporation, plc and to report on the settlement of the legal proceeding with MQS, Inc.

     o On January 24, 2001, the Company filed an Amendment to a Current Report on Form 8-K/A in response to Item 7 of Form 8-K - "Exhibits" to replace in its entirety the copy of the Development and License Agreement, dated September 2, 2000, between Generex Biotechnology Corporation and Eli Lilly and Company that was filed as an exhibit to the Form 8-K/A that the Company filed with the Commission on September 7, 2000.

     o On January 25, 2001, the Company filed a Current Report on Form 8-K in response to Item 5 of Form 8-K - "Other Events" to report on developments in the pending legal proceeding with Sands Brothers & Co. Ltd.

     o On February 1, 2001, the Company filed an Amendment to a Current Report on Form 8-K/A in response to Item 7 of Form 8-K - "Exhibits" to replace in its entirety the copy of the Securities Purchase Agreement, dated January 16, 2001, between Generex Biotechnology Corporation, Elan International Services, Ltd. and Elan Corporation, plc that was filed as an exhibit to the Form 8-K that the Company filed with the Commission on January 23, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  March 19, 2001

                                        GENEREX BIOTECHNOLOGY CORPORATION


                                        By: /s/ E. Mark Perri
                                            ---------------------------------
                                            E. Mark Perri
                                            Chairman and Chief Financial Officer