Form 10-Q/A
period 2001-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2001-03-21
CIK 1059784

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

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                      to                      .
                              ---------------------    ---------------------

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                         82-0490211
---------------------------                    ---------------------------------
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

         By this amendment, we hereby correct pages 14 and 15 of our Report on Form 10-Q for the fiscal quarter ended January 31, 2001, and, in particular, the descriptions set forth therein of our conditional right to require Elan International Services, Ltd. ("EIS") to purchase an additional $1,000,000 of our Common Stock in the future. The following restates pages 14 and 15 of our Report on Form 10-Q for the fiscal quarter ended January 31, 2001 in their entirety.

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

         EIS also purchased 344,116 shares of our Common Stock for $5,000,000. We may use the proceeds of this sale for any corporate purpose. If the joint venture achieves certain milestones, we may require EIS to purchase an additional $1,000,000 of our Common Stock at a 30% premium to the then prevailing fair market value of our Common Stock.

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

         Our net loss for the six months ended January 31, 2001, was $15,349,512, versus $3,997,645 for the corresponding period of the prior fiscal year. As with the quarterly period, the increased net loss for the six month period is attributable to the accounting treatment of our joint venture with Elan. Excluding the costs associated with the license fee, our net loss period to period would have decreased significantly, reflecting the $1,000,000 in revenues received during the period in connection with the Lilly Agreement and increased interest income partially offset by increased research and development expenses (including expenditures related to clinical development and costs related to the construction and set up of a pilot manufacturing facility) and increased general and administrative expenses (including additional expenses associated with management of clinical development, legal and professional services, and increased investor relations activities).

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

         In the past we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. We presently have a $50 million equity "draw down" commitment from an investor pursuant to which, subject to certain limitations and the satisfaction of certain conditions, we have the right to require the investor to purchase up to $50 million of our Common Stock at a 10% discount to the then current market price of the Common Stock. We do not presently have any plans to utilize the equity "draw down" commitment in the foreseeable future. We also have the right to require EIS to purchase $1 million of our Common Stock, if the joint venture achieves certain milestones, at a 30% premium to the then prevailing fair market value of our Common Stock. We do not presently anticipate that the conditions that would entitle us to exercise this discretionary right will be satisfied until at least the end of the next fiscal year or beyond.

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

DATE:  March 20, 2001

                                        GENEREX BIOTECHNOLOGY CORPORATION


                                        By: /s/ E. Mark Perri
                                            ------------------------------------
                                            E. Mark Perri
                                            Chairman and Chief Financial Officer