Form 10-Q
period 2001-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2001-06-14
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2001

[   ]   TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from                 to                    .
                               ---------------    -------------------

                         COMMISSION FILE NUMBER: 0-25169
                                                 -------

                        GENEREX BIOTECHNOLOGY CORPORATION
             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                        82-0490211
---------------------------                    ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                           33 HARBOR SQUARE, SUITE 202
                                TORONTO, ONTARIO
                                 CANADA M5J 2G2
             -------------------------------------------------------
                    (Address of principal executive offices)

                                  416/364-2551
             -------------------------------------------------------
              (Registrant's telephone number, including area code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 19,290,518 as of April 30, 2001.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                      INDEX


PART I:   FINANCIAL INFORMATION

Item 1.   Consolidated Financial Statements -- unaudited

          Consolidated Balance Sheets --
          April 30, 2001 and July 31, 2000 ..............................    3

          Consolidated Statements of Operations -- for the three month periods ended April 30, 2001 and 2000, the nine month periods ended April 30, 2001 and 2000, and cumulative from November 2,
          1995 to April 30, 2001.........................................    4

          Consolidated Statements of Cash Flows -- For the nine-month periods ended April 30, 2001 and 2000, and cumulative from
          November 2, 1995 to April 30, 2001.............................    5

          Notes to Consolidated Financial Statements.....................    6

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................   11

Item 3.   Quantitative and Qualitative Disclosures
          About Market Risk..............................................   15

Item 4.   Submission of Matters to a Vote of Security
          Holders........................................................   16


PART II:  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................   17

Item 6.   Exhibits and Reports on Form 8-K...............................   17

Signatures...............................................................   18

Item 1.  Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                    April 30,       July 31,
                                                                                  ------------    ------------
                                                                                      2001           2000
                                                                                  ------------    ------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                      $  1,795,925    $  3,204,905
   Short-term investments                                                           26,960,524       3,966,263
   Miscellaneous receivables                                                              --            16,138
   Other current assets                                                                189,439          99,041
                                                                                  ------------    ------------
         Total Current Assets                                                       28,945,888       7,286,347

Property and Equipment, Net                                                          3,700,372       2,395,867
Patents, Net                                                                           413,949         267,369
Deposits                                                                                19,274          47,914
Deferred Offering Costs                                                              3,406,196            --
Due From Related Parties                                                               329,748         343,773
                                                                                  ------------    ------------

         TOTAL ASSETS                                                             $ 36,815,427    $ 10,341,270
                                                                                  ============    ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                          $    794,075    $  1,204,282
   Current maturities of long-term debt                                                  9,305           9,404
                                                                                  ------------    ------------
         Total Current Liabilities                                                     803,380       1,213,686

Long-Term Debt, Less Current Maturities                                                680,302         712,559
Commitments and Contingencies

Stockholders' Equity:
   Preferred stock, $.001 par value; authorized 1,000,000
     shares, no shares issued and outstanding at
     April 30, 2001 and July 31, 2000                                                     --              --
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     April 30, 2001 and at July 31, 2000                                                     1               1
   Series A Preferred stock, $.001 par value; authorized
     1,512 and -0- shares, issued and outstanding 1,000
     and -0- shares at April 30, 2001 and July 31, 2000,
     respectively                                                                            1            --
   Common stock, $.001 par value; authorized 50,000,000
     shares, issued and outstanding 19,294,410 and
     16,326,333 shares at April 30, 2001 and July 31,
     2000, respectively                                                                 19,294          16,327
   Additional paid-in capital                                                       75,785,956      30,435,066
   Notes receivable - common stock                                                    (308,992)        (54,118)
   Deficit accumulated during the development stage                                (39,880,334)    (21,816,725)
   Accumulated other comprehensive loss                                               (284,181)       (165,526)
                                                                                  ------------    ------------
         Total Stockholders' Equity                                                 35,331,745       8,415,025
                                                                                  ------------    ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 36,815,427    $ 10,341,270
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                               Cumulative From
                                                 For the Three Months Ended     For the Nine Months Ended      November 2, 1995
                                                                                                              (Date of Inception)
                                                          April 30,                       April 30,              to April 30,
                                                ----------------------------    ----------------------------  ------------------
                                                   2001            2000            2001             2000             2001
                                                ------------    ------------    ------------    ------------  ------------------

Contract Research Revenues                      $       --      $       --      $  1,000,000    $       --       $  1,000,000

Operating Expenses:
   Research and development                          718,385       1,084,295      17,586,294       2,520,467       24,532,330
   Research and development - related party             --              --              --              --            220,218
   General and administrative                      2,369,037       1,238,806       5,518,852       3,898,972       19,982,642
   General and administrative - related party           --              --              --              --            314,328
                                                ------------    ------------    ------------    ------------     ------------

       Total Operating Expenses                    3,087,422       2,323,101      23,105,146       6,419,439       45,049,518
                                                ------------    ------------    ------------    ------------     ------------

Operating Loss                                    (3,087,422)     (2,323,101)    (22,105,146)     (6,419,439)     (44,049,518)

Other Income (Expense):
   Minority interest income                             --              --         2,985,000            --          2,985,000
   Miscellaneous income                                2,759            --            13,417            --             21,323
   Interest income                                   393,223          49,229       1,099,704         176,703        1,427,702
   Interest expense                                  (22,657)        (17,258)        (56,584)        (46,039)        (264,841)
                                                ------------    ------------    ------------    ------------     ------------

Net Loss                                        $ (2,714,097)   $ (2,291,130)   $(18,063,609)   $ (6,288,775)    $(39,880,334)
                                                ============    ============    ============    ============     ============

Basic and Diluted Net Loss Per Common
   Share                                        $       (.14)   $       (.15)   $       (.98)   $       (.42)

Weighted Average Number of Shares of
   Common Stock Outstanding                       19,252,231      15,238,186      18,436,491      14,924,168
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                         For the Nine Months Ended       Cumulative From
                                                                 April 30,              November 2, 1995
                                                        ----------------------------   (Date of Inception)
                                                            2001            2000       to April 30, 2001
                                                        ------------    ------------   -------------------

Cash Flows From Operating Activities:
Net loss                                                $(18,063,609)   $ (6,288,775)     $(39,880,334)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                          77,641          82,176           288,318
       Minority interest income                           (2,985,000)           --          (2,985,000)
       Reduction of notes receivable - common
         stock in exchange for services rendered                --           287,373           423,882
       Common stock issued for services rendered             662,504            --           1,903,232
       Stock options and warrants issued for
         services rendered                                      --           924,350         3,102,024
       Preferred stock issued for services rendered             --              --                 100
       Founders shares transferred for services
         rendered                                               --              --             353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                            15,703         157,788            43,576
         Other current assets                                (92,703)         35,188          (195,451)
         Accounts payable and accrued liabilities           (396,438)        703,660         1,615,880
         Other, net                                             --              --             110,317
                                                        ------------    ------------      ------------
           Net Cash Used in Operating Activities         (20,781,902)     (4,098,240)      (35,219,950)

Cash Flows From Investing Activities:
   Purchase of property and equipment                     (1,480,492)        (98,970)       (2,154,446)
   Purchases of intangibles                                 (174,252)           --            (443,751)
   Change in restricted cash                                    --              --              (5,595)
   Purchase of short-term investments, net               (22,994,261)        (19,456)      (26,960,524)
   Change in deposits                                         27,879          (4,225)           29,998
   Change in notes receivable - common stock                  (4,874)           --              (8,992)
   Change in due from related parties                           --            76,165        (2,255,197)
   Other, net                                                   --              --              89,683
                                                        ------------    ------------      ------------
           Net Cash Used in Investing Activities         (24,626,000)        (46,486)      (31,708,824)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                     --              --             993,149
   Repayment of long-term debt                                (2,943)       (391,735)         (963,719)
   Change in due to related parties                             --              --             154,541
   Proceeds from issuance of warrants                        494,250            --             494,250
   Proceeds from minority interest investment              2,985,000            --           2,985,000
   Proceeds from issuance of common stock, net            28,525,909       2,037,816        53,188,129
   Proceeds from issuance of preferred stock, net         12,015,000            --          12,015,000
   Purchase and retirement of common stock                      --              --            (119,066)
                                                        ------------    ------------      ------------
           Net Cash Provided By Financing Activities      44,017,216       1,646,081        68,747,284

Effect of Exchange Rates on Cash and Cash Equivalents        (18,294)          8,448           (22,585)
                                                        ------------    ------------      ------------
Net Increase (Decrease) in Cash and Cash Equivalents      (1,408,980)     (2,490,197)        1,795,925
Cash and Cash Equivalents, Beginning of Period             3,204,905       5,633,201              --
                                                        ------------    ------------      ------------
Cash and Cash Equivalents, End of Period                $  1,795,925    $  3,143,004      $  1,795,925
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

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the nine months ended April 30, 2001 and 2000, was $18,182,264 and $6,250,621, respectively.

4.      Deferred Offering Costs

The Company has capitalized the value of warrants issued in conjunction with the closing of an equity draw down agreement in August 2000. It is the current intention of management that this asset will be amortized, on a pro rata basis, against the proceeds derived from the issuance of common stock under this agreement.

5.     Accounts Payable and Accrued Expense

Accounts payable and accrued expenses consist of the following:


                                              April 30,       July 31,
                                                2001            2000
                                            -----------    -------------
       Accounts Payable                     $   715,732    $     853,428
       Consulting Accruals                       13,453           77,086
       Litigation Accruals                       64,890          167,650
       Accrued Legal Fees                            --          106,118
                                            -----------    -------------
                Total                       $   794,075    $   1,204,282
                                            ===========    =============
6.     Pending Litigation

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

By an award dated September 24, 1999, the panel awarded Sands $12,000 plus $2,070 in interest, a declaratory judgment that the Company is required to issue Sands a warrant for 1,530,020 shares in accordance with the January 1997 letter, and denied all other relief and split the $22,800 in forum fees equally between Sands and the Company. On January 13, 1999, Sands commenced a special proceeding to confirm the Arbitration Award in New York State Supreme Court, New York County. On November 10, 1999, the Company moved to vacate the arbitration award on the grounds that the arbitration panel had exceeded its authority and had manifestly disregarded the relevant law of agency in issuing the award. On March 20, 2000, the New York State Supreme Court granted Sands' petition to confirm the arbitration award and denied the Company's motion to vacate the award. The Court entered judgment against the Company. The Company appealed the lower court's judgment to the New York State Appellate Division, First Department ("the Appellate Division"). On January 23, 2001, the Appellate Division modified the judgment of the Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). A hearing before the arbitration panel for such purpose has been scheduled for June 19, 2001. The Company believes that the ultimate legal and financial liability of the Company, including a range of possible losses with respect to the award, cannot be estimated at this time. Therefore, no provision has been recorded in the accompanying financial statements. Furthermore, it is management's belief that the final outcome is not reasonably likely to have a material adverse effect on the Company's consolidated financial position.

In February 1999, MQS, Inc., a former consultant to the Company, commenced a civil action against the Company in the United States District Court, District of New Jersey, claiming that 242,168 shares of the Company's Common Stock and $243,066 are due to it for services, which it rendered through December 22, 1998. MQS also claims compensation on a quantum merit basis for the value of its services, and for punitive damages. In January 2001, the Company entered into a settlement agreement with MQS, whereby the Company paid the plaintiff certain amounts in cash and common stock that are not material to the Company's consolidated results of operations or consolidated financial position and whereby the claims of the parties were dismissed without prejudice.

In February 2001, Subash Chandarana, a former business associated of Dr. Pankaj Modi, and an entity named Centrum Technologies, Inc. commenced a legal proceeding in the Ontario superior court of Justice against the Company and Dr. Modi, seeking, among other things, damages for alleged breaches of contract and tortuous acts related to a business relationship between Chandarana and Dr. Modi that ceased in July 1996. The plaintiff's statement of claim also seeks to enjoin the use, if any, by the Company of three patents owned by Centrum Technologies, Inc. The Company cannot at this time predict the ultimate outcome of this matter.

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

7.     Net Loss Per Share

Basic EPS and Diluted EPS for the nine and three months ended April 30, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

  8.  Supplemental Disclosure of Cash Flow Information

                                                                                   For the Nine Months Ended
                                                                                             April 30,
                                                                                ----------------------------------
                                                                                      2001               2000
                                                                                ---------------     --------------

       Cash paid during the period for:
              Interest                                                          $     56,584        $         252
              Income taxes                                                      $         --        $          --

       Disclosure of non-cash investing and financing activities:
              Long-term debt incurred in conjunction with acquisition
                of property and equipment                                       $         --        $     190,206
              The fair value of warrants issued as consideration for an
                equity financing agreement was capitalized as deferred
                offering costs                                                  $  3,406,196        $          --
              Reduction in due from related party through repayment
                of long-term debt                                               $         --        $       1,287
              Common stock issued in exchange for note receivable -
                common stock                                                    $    250,000        $          --

9.     Transactions With Related Parties

The Company's change in "Due from Related Parties" for the nine months ended April 30, 2001 represents only the effects of changes in April 30, 2001 exchange rates versus those in effect at July 31, 2000.

10.    Stockholders' Equity

In partial consideration for an exclusive supply agreement with the manufacturer of a key component of the Company's Rapidmist(TM) device, the Company issued 35,000 shares of the Company's Common Stock valued at $11.75 per share. As a result of this transaction, $411,250 was included as a charge to operations during the nine-month period ended April 30, 2001.

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

11.     Generex (Bermuda), Ltd.

On January 16, 2001, the Company established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). Through the joint venture, the parties will pursue the application of certain of the Company's and Elan's drug delivery technologies, including the Company's platform technology for the buccal delivery of large molecule drugs, to pharmaceutical products for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company. The parties are free to develop other products on their own outside the field of the joint venture.

The Company applied the $12,015,000 that it received from EIS for the shares of the Company's Series A Preferred Stock to acquire 6,000 shares of Generex (Bermuda) Ltd. common stock and 3,612 shares of convertible preferred stock, representing an 80.1% equity ownership interest in Generex (Bermuda) Ltd. At the same time, EIS remitted $2,985,000 to purchase 2,388 shares of Generex (Bermuda) Ltd. Convertible preferred stock, representing a 19.9% equity ownership interest in Generex (Bermuda) Ltd.

EIS has the option to exchange the 1,000 shares of the Company's Series A Preferred Stock for 3,612 shares of the Company's convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1% of the Company's equity ownership in Generex (Bermuda) Ltd. Upon exercise, both parties would each own 50% of Generex (Bermuda) Ltd.

The parties intend to select at least one pharmaceutical product for research and development under the joint venture by January 2002. The parties will establish a research and development plan and budget upon selection of the pharmaceutical product that will be the initial focus of the joint venture. Generex (Bermuda), Ltd. has been granted rights to use the Company's buccal delivery technology and certain Elan drug delivery technologies for purposes of the joint venture. Using the funds from the initial capitalization, Generex (Bermuda) Ltd. paid a nonrefundable license fee of $15,000,000 to Elan in consideration for being granted rights to use the Elan drug delivery technologies.

The Company expensed the entire cost of the license as a research and development expense because of the uncertainties surrounding the future realization of revenue from the use of the license.

12.     Subsequent Events

Effective May 4, 2001, the Board of Directors adopted and approved the 2001 Stock Option Plan, subject to stockholder approval. This plan provides for the grant of options to employees, consultants and advisors, and directors. In conjunction with the adoption of this plan, the Company granted 985,000 options to purchase shares of the Company's Common Stock at a price of $5.19. Included in this grant were 145,000 options granted to consultants and advisors which resulted in a charge to operations of $523,450.

In May 2001, the Company granted options under its 2000 Stock Option Plan to employees to purchase 355,000 shares of the Company's Common Stock at a price of $7.56 per share. The Company also granted options under the 2000 Stock Option Plan to a consultant to purchase 15,000 shares of common stock at $7.56 per share. As a result of this grant, a charge to operations of $49,200 was recognized.

Effective May 21, 2001, the Company increased the number of members of the Board of Directors from six to seven.

On May 3, 2001, three officers of the Company, who are also directors and stockholders, each borrowed $334,300 from the Company. These loans bear interest at 8.5 percent per annum, and are payable in full on May 1, 2002, together with all accrued and unpaid interest.

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

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin. During our current fiscal year and the next fiscal year, we expect to begin development of additional products based on this technology that are not covered by the Lilly Agreement or the joint venture with Elan.

Results of Operations

         We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement.

         Our net loss for the quarter ended April 30, 2001, was $2,714,097 versus $2,291,130 for the corresponding quarter of the prior fiscal year. The increased net loss is principally attributable to increased general and administrative expenses (reflecting the costs of our 2001 annual meeting of stockholders, increased investor relations and associated travel expenses and increased executive compensation expenses, partially offset by decreased payments to financial advisors). We also incurred a one-time expense due to a settlement agreement with MQS, Inc., whereby we paid the plaintiff certain amounts in cash and common stock. Interest income increased as a result of increased cash and short-term investment balances, partially offsetting the increased general and administrative expenses.

         Our net loss for the nine months ended April 30, 2001, was $18,063,609 versus $6,288,775 for the corresponding period of the prior fiscal year. The increased net loss for the nine month period is principally attributable to the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda) Ltd. to Elan for technology rights that was partially offset by $2,985,000 of minority interest (reflecting Elan's 19.9% ownership of the joint venture). Excluding the costs associated with the license fee, our net loss for the nine months ended April 30, 2001 was comparable to our net loss for the same period of the last fiscal year. During the nine months ended April 30, 2001, we received $1,000,000 in revenues in connection with the Lilly Agreement and significantly higher interest income (due to significantly higher average cash and short-term investment balances). These amounts were offset by increased general and administrative expenses for the fiscal 2001 period versus the fiscal 2000 period (reflecting the 2001 annual meeting costs, increased investor relations and associated travel expenses, increased executive compensation expenses and the settlement with MQS, Inc.).

Financial Condition, Liquidity and Resources

         To date we have financed our development stage activities primarily through private placements of Common Stock and contract research and milestone payments. At April 30, 2001, we had cash and short-term investments (primarily notes of United States corporations) of approximately $28.75 million. At July 31, 2000, our cash and short term investments were approximately $7.17 million. The increase in our cash and short term investments was primarily the result of additional equity capital of approximately $22 million (net of financing costs of approximately $1.66 million) from the October 2000 sale of 2,151,093 units of our securities for cash at a price of $11.00 per unit, and $5 million from the January 2000 sale to EIS of 344,116 shares of our Common Stock for cash at a price of $14.529 per share.

         The only impact of the joint venture with Elan on our financial condition and liquidity was the $5 million of additional equity capital. Our cash position was not affected by the expenditure of $12,015,000 in proceeds to subscribe for an 80.1% equity interest in Generex (Bermuda), Ltd., which we received from the sale of 1,000 shares of Series A Preferred Stock to EIS.

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

         In the past we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. We presently have a $50 million equity "draw down" commitment from an investor pursuant to which, subject to certain limitations and the satisfaction of certain conditions, we have the right to require the investor to purchase up to $50 million of our Common Stock at a 10% discount to the then current market price of the Common Stock. We also have the right to require EIS to purchase $1 million of our Common Stock if the joint venture achieves certain milestones, at a 30% premium to the then prevailing market value of our Common Stock. We do not presently have any plans to utilize the equity "draw down" commitment in the foreseeable future.

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

Item 4.           Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Generex Biotechnology Corporation was held on April 23, 2001. At the meeting, 14,288,440 shares of Common Stock were represented and entitled to vote. Generex stockholders elected nominees to the Board of Directors, ratified the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ended July 31, 2001 and ratified the Generex Biotechnology Corporation 2001 Stock Option Plan.


                                                               Votes For                      Abstentions
                                                               ---------                      -----------
      Election of nominees to
      Board of Directors for
      terms expiring in April, 2002

      Anna E. Gluskin                                         14,194,312                          104,532
      William M. Hawke, M.D.                                  14,214,167                           84,677
      Pankaj Modi, Ph.D.                                      14,193,462                          105,382
      E. Mark Perri                                           14,193,412                          105,432
      Rose C. Perri                                           14,186,962                          111,882
      Jan Michael Rosen                                       14,215,167                           83,677
      -----------------

                                                          Votes
                                                           For           Votes Against           Abstentions
                                                           ---           -------------           -----------
       Ratification of Deloitte & Touche LLP
       as Independent Public Accountants               14,228,864            63,420                6,560
       -----------------

                                                          Votes           Votes                          Broker
                                                           For           Against      Abstentions       Non-Votes
                                                           ---           -------      -----------       ---------
       Approval of Generex Biotechnology
       Corporation 2001 Stock Option
       Plan                                             7,799,968       1,290,227          43,270      5,165,361


PART II. OTHER INFORMATION

Item 1.           Legal Proceedings


With regard to our pending legal proceeding with Sands Brothers & Co., Ltd., the arbitration rehearing ordered by the New York State Appellate Division, First Department has been scheduled for June 19, 2001. For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2000, Report on Form 10-Q for the quarter ended January 31, 2001, and Reports on Form 8-K filed January 23, 2001 and January 25, 2001, which are incorporated herein by reference.

Item  6.          Exhibits and Reports on Form 8-K

(a)      Exhibits.

                  None

(b)      Reports on Form 8-K.

         The following reports have been filed on Form 8-K and Form 8-K/A in the quarter ended April 30, 2001:

         (1) The Company's Current Report on Form 8-K filed with the Commission on April 27, 2001.

         (2) The Company's Current Report on Form 8-K, filed with the Commission on January 23, 2001, as amended by a Form 8-K/A filed with the Commission on February 1, 2001.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  June 13, 2001

                               GENEREX BIOTECHNOLOGY CORPORATION


                               By:    /s/ E. Mark Perri
                                  ---------------------------------------
                                    E. Mark Perri
                                    Chairman and Chief Financial Officer