Form 10-K
period 2001-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2001-10-29
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                     For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


         For the transition period from ____________ to _______________

                        Commission file number 000-25169
                                               ---------------

                        GENEREX BIOTECHNOLOGY CORPORATION
             ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                     98-0178636
   ---------------------------              -----------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
   incorporation or organization)

         33 Harbour Square, Suite 202, Toronto,               Canada M5J 2G2
        ----------------------------------------              --------------
       (Address of principal executive offices)                 (Zip Code)

        Registrant's telephone number, including area code: 416/364-2551
                                                            ------------

Securities registered pursuant to Section 12(b) of the Act:
                                      None

Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     [X]               No       [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                            [   ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at October 15, 2001, based on the closing price as of that date, was approximately $20,283,528.

At October 15, 2001, the registrant had 20,682,634 shares of Common Stock outstanding.

                    Documents incorporated by reference: None

                           Forward-Looking Statements

Certain statements in the "Business" (Item 1) section, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7), the notes to our audited financial statements (Item 8) and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements address, among other things, our expectations concerning the efficacy of our platform buccal delivery technology, our expectations concerning product candidates for our technology, our expectations concerning our development and license agreement with Lilly, our expectations of when different phases of clinical activity may commence and our expectations of when regulatory submissions may be filed or when regulatory approvals may be received.

Any or all of our forward-looking statements may turn out to be wrong. They can be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

     o the inherent uncertainties of product development based on a new and as yet not fully proven drug delivery technology,

     o the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations when tested clinically,

     o the inherent uncertainties associated with clinical trials of product candidates,

     o the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates, and

     o adverse developments in our collaboration with Lilly regarding oral insulin, which is currently our only product candidate that has moved beyond preliminary research and development.

Additional factors that could affect future results are set forth throughout the "Business" (Item 1) section, including the subsection entitled "Certain Additional Risk Factors", and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Generex Biotechnology Corporation is engaged in the research and development of drug delivery technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator.

A substantial number of large molecule drugs (i.e., drugs composed of molecules with a higher than specified molecular weight) have been approved for sale in the United States or are presently undergoing clinical trials as part of the process to obtain such approval, including various proteins, peptides, monoclonal antibodies, hormones and vaccines. Unlike small molecule drugs, which generally can be administered by various methods, large molecule drugs historically have been administered predominately by injection. The principal reasons for this have been the vulnerability of large molecule drugs to digestion and the relatively large size of the molecule itself, which makes absorption into the blood stream through the skin or mucosa inefficient or ineffective.

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

Our goal is to develop proprietary formulations of large molecule drugs that can be administered through the buccal mucosa, primarily the inner cheek walls, thereby eliminating or reducing the need for injections. We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs, and provides a convenient, non-invasive, accurate and cost effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, but to date have focused our development efforts on a buccal insulin product.

Between January 1999 and September 2000, we conducted clinical trials of our buccal insulin product in the United States, Canada and Europe. In September 2000, we entered into a Development and License Agreement with Eli Lilly and Company to develop this product. Prior to entering into the agreement with Lilly, we had not reached a point in our clinical program at which we were prepared to apply for regulatory approvals to market the product in any country, and we did not anticipate receiving any such approvals for a number of years. Under the terms of our agreement with Lilly, Lilly will be responsible generally for clinical trials and regulatory approvals on a worldwide basis for all products developed under the agreement. Lilly also will have the exclusive right to market the products worldwide. Our principal responsibilities under the Lilly agreement will be to continue development, as required, of our proprietary formulation and on our RapidMist(TM) device, which is described below.

In January 2001, we established a joint venture with a wholly owned subsidiary of Elan Corporation, plc. The joint venture will pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. The parties intend to select at least one pharmaceutical product for research and development under the joint venture within one year's time. The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company. Generex (Bermuda), Ltd. was granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies.

We are a development stage company, and prior to the first quarter of the current fiscal year had not received any revenues from operations. We have no products approved for commercial sale by drug regulatory authorities and only one product, our oral insulin formulation, for which we have begun the regulatory approval process. As noted above, however, we believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Fentanyl, morphine, estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

Buccal Delivery Technology

Our buccal delivery technology involves the preparation of a proprietary formulation in which an active pharmaceutical agent is placed in solution with a combination of absorption enhancers and other excipients classified generally recognized as safe ("GRAS") by the Food and Drug Administration when used in accordance with specified quantity and other limitations. The resulting formulation, which is stable at room temperature, is aerosolized with a pharmaceutical grade chemical propellant and is administered to the patient using our proprietary RapidMist(TM) device. The device is a small, lightweight, hand-held, easy-to- use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, the patient self-administers the formulation by spraying it into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our insulin product, insulin absorption in the buccal cavity has been shown to be very rapid.

Buccal Insulin Product

Insulin is a hormone that is naturally secreted by the pancreas to regulate the level of glucose, a type of sugar, in the bloodstream. The term diabetes refers to a group of disorders that are characterized by the inability of the body to properly regulate blood glucose levels. When glucose is abundant, it is converted into fat and stored for use when food is not available. When glucose is not available from food, these fats are broken down into free fatty acids that stimulate glucose production. Insulin acts by stimulating the use of glucose as fuel and by inhibiting the production of glucose. In a healthy individual, a balance is maintained between insulin secretion and glucose metabolism.

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

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigatory New Drug submission to the Health Protection Branch in Canada (Canada's equivalent to the United States' Food and Drug Administration) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigational New Drug Application with the Food and Drug Administration in October 1998, and received FDA approval to proceed with human trials in November 1998.

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000 we conducted clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocol in most trials involved administration of two different doses of our insulin formulation following either a liquid sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin.

As noted above, in September 2000 we entered into a Development and License Agreement with Eli Lilly and Company covering an insulin product based upon our buccal delivery technology. Under this agreement, Lilly will be responsible generally for clinical trials and regulatory approvals for this product on a worldwide basis. Lilly has not yet authorized the commencement of clinical trials under the agreement. However, in furtherance of our product development responsibilities under the agreement with Lilly, we are conducting limited clinical studies in the United States, Canada, Europe and Ecuador.

Other Large Molecule Drug Projects

We have identified numerous compounds, other than insulin, as candidates for product development. We have had discussions of possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with these compounds, which include monoclonal antibodies, human growth hormone, fertility hormone, fentanyl, morphine, estrogen and heparin, and a number of vaccines.

Prior to entering into our agreement with Lilly covering the insulin product, we had not aggressively pursued development opportunities apart from insulin because we believed it was more advantageous to concentrate our resources, particularly our financial resources, on developing the insulin product. While the insulin product remains our first priority, we believe that Lilly's involvement will relieve us of a substantial portion of the costs associated with conducting the clinical program for the insulin product. We also raised approximately $37 million from private placements of our common stock during the last fiscal year. Based on the financial structure of the Lilly agreement and the amounts raised through private placements, we believe we now have sufficient financial resources to pursue development of additional products.

Corporate History

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

Government Regulation

Our research and development activities, and the eventual manufacturing and marketing of our products, are subject to extensive regulation by the Food and Drug Administration in the United States (FDA) and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have extensive experience in dealing with FDA and other regulators, while we do not. Also, other companies in our industry do not depend completely on products which still need to be approved by government regulators, as we now do.

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

United States. All aspects of our research, development and foreseeable commercial activities are subject to extensive regulation by FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacture, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed.

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

Preclinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the preclinical tests are submitted to FDA as part of the Investigational New Drug application and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to the Investigational New Drug application, the Investigational New Drug application becomes effective 30 days following its receipt by FDA. The Investigational New Drug application for our oral insulin formulation became effective in November 1998.

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

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks.

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

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by, FDA. Manufacturing facilities must also comply with FDA's Good Manufacturing Practices, and domestic facilities are subject to periodic inspection by FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with FDA. To comply with Good Manufacturing Practices, manufacturers must expend substantial funds, time and effort in the area of production and quality control. FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

Foreign Countries. Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. We obtained regulatory approval to begin clinical trials in Canada in November 1998. In Ecuador, regulatory authorities approved the limited non-commercial distribution of our oral insulin formulation in September 1998.

Marketing

We intend to rely on collaborative arrangements with one or more other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

With respect to our insulin product, Lilly has exclusive, worldwide marketing rights to the product under our development and license agreement. Except for our agreement with Lilly with respect to our oral insulin product, we do not have any agreements with any other companies for marketing or distributing our products.

Manufacturing

To date, we have produced our oral insulin formulation only under laboratory conditions on a small scale. In December 2000, we completed our pilot manufacturing facility in Toronto in the same commercial complex in which our original laboratory is located, and we are in the process of obtaining regulatory approval for the facility. We believe that this facility will be capable of producing our insulin product at levels necessary to supply our needs for late stage human clinical trials of the product and for initial commercial sales outside the United States. However, we have not yet actually produced product at those levels.

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

We own facilities in Brampton, Ontario, and Mississauga, Ontario, both within 25 miles from downtown Toronto, that were purchased with the intention of improving and equipping them for manufacturing. These facilities are currently leased to unrelated third parties, however, we believe we can place these facilities into production of our insulin product or other products within 12 to 18 months lead time if additional production capabilities are necessary.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a commercial supply of any such products.

Components suitable for our RapidMist device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. We believe that the components which now comprise the device will be utilized with the commercial version of our insulin product irrespective of what manufacturing arrangements are ultimately chosen by Lilly, i.e., whether or not we perform the formulating and filling function. We have secured supply arrangements with the manufacturers of all components and the propellant that we presently use in our RapidMist device for commercial quantities of such components and the propellant. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of a single source of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Lilly will supply the pharmaceutical compounds that are used in products developed under our agreement with Lilly. We expect that similar arrangements will be made with future development and marketing partners under licensing and development agreements covering other products.

Intellectual Property

We currently have been issued five U.S. patents pertaining to aspects of buccal delivery technology, and we have eleven U.S. patent applications and one Canadian patent application pending, including applications that cover our oral insulin formulation and technology. In addition, we hold one U.S. patent and one Canadian patent and have two Canadian applications pending that pertain to delivery technologies other than our buccal delivery technology. We also have an indirect interest in three drug delivery patents held by another company, Centrum Biotechnologies, Inc., which is fifty (50%) percent owned by us.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or have applied for do not infringe any one else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. (See "Legal Proceedings" (Item 3) for discussion of certain legal proceedings involving intellectual property issues.)

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

Products developed by our competitors may use a different active pharmaceutical agent to treat the same medical condition or indication as our product or may provide for the delivery of substantially the same active pharmaceutical ingredient as our products using different methods of administration. For example, a number of pharmaceutical and biotechnology companies are engaged in various stages of research, development and testing of alternatives to insulin therapy for the treatment of diabetes, as well as new methods of delivering insulin. These methods, including nasal, transdermal and pulmonary, may ultimately successfully deliver insulin to diabetic patients. Many of our competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as financial, marketing and human resources, than we do.

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

Other companies have announced development efforts relating to alternative (to injection) methods of delivering insulin or other large molecule drugs, including Dura Pharmaceuticals, which announced a collaboration with Eli Lilly and Company in 1998 to develop a pulmonary method of administering insulin, and Alkermes, which announced a collaboration with Eli Lilly and Company in April 2000 to develop a pulmonary method of administering insulin. Other companies developing alternative means of delivering insulin and other large molecule drugs include: Emisphere (pills taken orally), Nobex (pills taken orally), and Nastech (nasal), among others. These companies are at various stages of clinical development.

In addition to other delivery systems for insulin, there are numerous products which have been approved for use in the treatment of Type 2 diabetics in place of or in addition to insulin therapy. These products may also be considered competitive with insulin products.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2001, our expenditures on research and development were $26,316,114. These included $19,149,860 in the year ended July 31, 2001, which includes a one-time charge for the licensing fee in connection with the Elan transaction, $3,476,436 in the year ended July 31, 2000 and $1,853,108 in the year ended July 31, 1999. (See "Management's Discussion and Analysis of Financial Condition and Results of Operations" (Item
7) for discussion of the licensing fee in connection with the Elan transaction.)

Employees

At September 30, 2001, we had 22 full-time employees, including our executive officers and other individuals who work for us full time but are employed by management companies that provide their services. Thirteen of our employees are executive and administrative, five are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and four are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

Certain Additional Risk Factors

In addition to historical facts or statements of current condition, this Annual Report on Form 10-K contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events.

The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements. These factors are in addition to those set forth elsewhere in this Annual Report on Form 10-K.

Our technologies and products are at an early stage of development.

We are a development stage company. We have a very limited history of operations, and we do not expect ongoing revenues from operations in the immediately foreseeable future. We have no products approved for commercial sale at the present time. We may not be successful in obtaining regulatory clearance for the sale of existing or any future products, or any of these products may not be commercially viable.

In September 2000, as noted above, we entered into a development and license agreement to work with Eli Lilly and Company on the development of our oral insulin product. Under the terms of the agreement with Lilly, we will receive milestone payments only if the project reaches specified development milestones and we will be entitled to license royalties based on product sales only if the product is successfully brought to market.

Prior to entering into the agreement with Lilly, we had conducted some preliminary clinical trials of our oral insulin product in the United States, Canada and Europe. Our clinical program, however, had not reached a point where we were prepared to apply for regulatory approvals to market the product in any country. Going forward under the agreement, Lilly will be responsible generally for clinical trials and regulatory approvals on a worldwide basis. Lilly also will have the exclusive right to market the product worldwide. Our principal responsibilities will be to continue development, as required, on our oral insulin formulation and on the RapidMist(TM) device.

Clinical trials under the agreement have not yet commenced. At this time, we cannot predict when or if we will reach any of the development milestones under the agreement and when or if any clinical trials might commence under the agreement.

We believe that we can use our buccal delivery successfully with other large molecule drugs in addition to insulin. We have engaged in preliminary research and development work on other applications, but we have not devoted significant time or resources to this effort to date. In January 2001, as noted above, we entered into a joint venture with a subsidiary of Elan Corporation, plc. The purpose of the joint venture is to pursue the application of certain of our and Elan's drug delivery technologies -- including our large molecule drug delivery technology -- to pharmaceutical products for the treatment of prostate cancer and endometriosis and/or the suppression of testosterone and estrogen. However, we and Elan have not yet selected a specific product for research and development under the joint venture, and we cannot predict whether our technology can be applied successfully to any such product, when or if selected.

We have not, and may not, receive regulatory approval to sell our products.

We have engaged primarily in research and development activities since our inception. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for only one product, our oral insulin formulation.

Notwithstanding our development and license agreement with Lilly and the participation of Lilly in the research and development process, we may not be able to develop our insulin product successfully. In order to obtain regulatory approvals for our insulin product, it will be necessary to demonstrate, among other things, that:

     o the product is physically and chemically stable under a range of storage, shipping and usage conditions;

     o the results of administering the product to patients are reproducible in terms of the amounts of insulin delivered to the oral cavity and absorbed in the bloodstream; and

     o there are no serious adverse safety issues associated with use of the product.

Under our agreement, Lilly also has the option of developing a number of additional products using our platform buccal delivery technology. There is even greater uncertainty and risk related to the regulatory approval process for other products besides our insulin product that may be developed, whether with Lilly or independently of Lilly. This is because we have not developed any other product candidate to the extent that we have developed the insulin product.

We may not become, or stay, profitable even if our products are approved for sale.

Even if regulatory approval to market our oral insulin product is obtained, many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

     o acceptance of the formulation by health care professionals and diabetic patients;

     o the availability, effectiveness and relative cost of alternative diabetes treatments that may be developed by competitors; and

     o the availability of third-party (i.e., insurer and governmental agency) reimbursements.

We may not be able to compete with diabetes treatments now being marketed and developed by other companies.

Our oral insulin product will compete with existing and new therapies for treating diabetes, including administration of insulin by injection. We are aware of a number of companies currently seeking to develop alternative means of delivering insulin, as well as new drugs intended to replace insulin therapy at least in part. In the longer term, we also face competition from companies that seek to develop cures for diabetes through techniques for correcting the genetic deficiencies that underlie diseases such as diabetes.

We will have to depend upon others for marketing and distribution of our products, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products.

We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. Except for the agreement with Lilly relating to our oral insulin product, we do not have any agreements with other companies for marketing or distributing our products. We may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

We will need additional capital, which may not be available to us when we need it.

We have incurred substantial losses from operations since our inception, and we expect to continue to incur substantial losses for the immediately foreseeable future. Under our agreement with Lilly, we expect Lilly to fund a substantial portion of the costs relating to the clinical program and regulatory approvals for our insulin product, and for any other products that may be developed under the agreement should we reach that stage of activity. We may, however, incur significant costs to fulfill our responsibilities under the agreement with Lilly. We also may require funds in excess of our existing cash resources:

     o to proceed under our joint venture with Elan, which requires us to fund 80% of initial product development costs;

     o to develop new products based on our oral delivery technology, including clinical testing relating to new products;

     o to develop or acquire other delivery technologies or other lines of business;

     o   to establish and expand our manufacturing capabilities; and

     o to finance general and administrative and research activities that are not related to specific products under development.

Our agreement with Lilly provides for us to receive milestone payments if the project reaches specified development milestones and for us to receive license royalties based on product sales if the product is successfully brought to market. Given that these payments are contingent on events that we cannot be sure will occur, we cannot be certain of when or if we will receive any further payments from Lilly. In any event, we do not expect to receive revenues under the agreement with Lilly or under any future development agreements that are sufficient to satisfy all of our cash requirements.

In the past, we have funded most of our development and other costs through equity financing. Unforeseen problems, including materially negative developments in our relationship with Lilly, in our clinical trials or in general economic conditions could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

It is also possible that we will be unable to obtain additional funding as and when we need it. If we were unable to obtain additional funding as and when needed, we could be forced to delay the progress of certain development efforts. Such a scenario poses risks. For example, our ability to bring a product to market and obtain revenues could be delayed, our competitors could develop products ahead of us, and/or we could be forced to relinquish rights to technologies, products or potential products.

If we are not able to obtain sufficient patent protection for our buccal delivery technology, we may face competition from potential competitors who may use the unprotected aspects of our technology to our disadvantage.

Our long-term success will substantially depend upon protecting our technology from infringement, misappropriation, discovery and duplication. We currently have been issued five U.S. patents pertaining to aspects of buccal delivery technology, and we have eleven U.S. patent applications and one Canadian patent application pending, including applications that, if granted, would cover our oral insulin formulation and technology. In addition, we hold one U.S. patent and one Canadian patent and have two Canadian applications pending that pertain to delivery technologies other than our buccal delivery technology. We also have an indirect interest in three drug delivery patents held by another company, Centrum Biotechnologies, Inc., which is 50% owned by us.

We cannot be sure that any of our pending patent applications will be granted, or that any patents that we own or will obtain in the future will fully protect our position. Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents we hold or have applied for do not infringe any one else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. (See "Legal Proceedings" (Item 3) for discussion of certain legal proceedings invoving intellectual property issues.) Furthermore, patent applications are maintained in secrecy in the United States until the patents are approved, and in most foreign countries for a period of time following the date from which priority is claimed. A third party's pending patent applications may cover any technology that we currently are developing.

We also hold some of our technology as trade secrets. We seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

Enforcement of an arbitration award may result in adverse effects upon Generex.

On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange therefor, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of our common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied our motion to vacate the award. We appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the our common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001 and is expected to conclude its consideration of such matters and render its decision during the fourth calendar quarter of 2001. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

Our consolidated financial condition would be materially adversely affected to the extent that Sands receives shares of our common stock for little or no consideration or substantial monetary damages as a result of this legal proceeding.

We face significant product liability risks, which may have a negative effect on our financial performance.

The administration of drugs to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs are actually at fault for causing an injury. Furthermore, our products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug has been administered to patients for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a negative effect on our financial performance. We maintain product liability insurance in amounts we believe to be commercially reasonable for our current level of activity and exposure, but claims could exceed our coverage limits. Furthermore, we cannot be certain that we will always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

The results and timing of our research and development activities, including future clinical trials, are difficult to predict, subject to future setbacks and, ultimately, may not result in any additional pharmaceutical products, which may adversely affect our business.

We are focused on the development of our oral insulin product in the immediate future, and ultimately upon additional products using our platform buccal delivery technology. In pursuing these objectives, we may undertake a range of activities, which include engaging in discovery research and process development, conducting preclinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since, in our industry, the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

Preclinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from preclinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials would demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients may die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

The completion of clinical trials of product candidates may be delayed by many factors. One such factor is the rate of enrollment of patients. We cannot control the rate at which patients would present themselves for enrollment, and we cannot be sure that the rate of patient enrollment would be consistent with our expectations or be sufficient to enable clinical trials of product candidates to be completed in a timely manner or at all. Any significant delays in, or termination of, clinical trials of product candidates can have a material adverse effect on our business.

We cannot be sure that we will be permitted by regulatory authorities to undertake additional clinical trials for any product candidates, or that if such trials are conducted, any product candidates will prove to be safe and efficacious or will receive regulatory approvals. Any delays in or termination of these clinical trial efforts can have a material adverse effect on product development.

Our research and development and marketing efforts are highly dependent at present on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to successfully develop and market potential products.

Because we have limited resources, we have sought to enter into collaboration agreements with other pharmaceutical companies. Our primary collaboration agreement at present is our development and license agreement with Eli Lilly and Company. As is often the case in such collaboration agreements, Lilly has substantial control over the supply of bulk drugs for commercial use or for use in clinical trials; the design and execution of clinical studies; the process of obtaining regulatory approval to market the product; and/or the eventual marketing and selling of any approved product. In each of these areas, Lilly, or any other collaborator with whom we may enter into such collaboration agreements, may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. As such, we cannot be sure that either Lilly or any other corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

We may incur additional losses.

To date, we have not been profitable and our accumulated net loss was approximately $49 million at July 31, 2001. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates.

The price of our shares may be volatile.

There may be wide fluctuation in the price of our shares. These fluctuations may be caused by several factors including:

     o announcements of research activities and technology innovations or new products by us or our competitors;

     o   changes in market valuation of companies in our industry generally;

     o   variations in operating results;

     o   changes in governmental regulations;

     o results of clinical trials of our products or our competitors' products; and

     o regulatory action or inaction on our products or our competitors' products.

Our outstanding Special Voting Rights Preferred Stock and provisions of our Certificate of Incorporation could delay or prevent the acquisition or sale of Generex.

Holders of our Special Voting Rights Preferred Stock have the ability to prevent any change of control of Generex. Our Vice President of Research and Development, Dr. Pankaj Modi, owns all of our Special Voting Rights Preferred Stock. In addition, our Certificate of Incorporation permits our Board of Directors to designate new series of preferred stock and issue those shares without any vote or action by the shareholders. Such newly authorized and issued shares of preferred stock could contain terms that grant special voting rights to the holders of such shares that make it more difficult to obtain shareholder approval for an acquisition of Generex or increase the cost of any such acquisition.

Item 2. Properties.

Our executive and principal administrative offices occupy approximately 5,000 square feet of office space in the Business Centre at 33 Harbour Square in downtown Toronto, Ontario, Canada. We own the Business Centre, which comprises approximately 9,100 square feet of usable space. The space in the Centre that is not used by us is leased to third parties. Rental income is accounted for as a reduction of our occupancy costs.

We also own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin product in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet, a portion of which has been leased to third parties. We have obtained regulatory approval for the laboratory facility, and we are currently in the process of obtaining regulatory approval for the pilot manufacturing facility.

We have first mortgages on our Toronto properties totaling $692,660 at July 31, 2001. Our mortgages require the payment of interest, with minimal principal reduction, prior to their due date (November 1, 2002 with respect to $174,565 and May 25, 2005 with respect to $518,095).

At this time, we do not expect to need manufacturing capabilities beyond our pilot facility before the end of the current fiscal year. We have acquired, however, an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto, for ultimate use in manufacturing. We have done preliminary work on these facilities, but we do not expect to make a substantial investment in improving and equipping them for manufacturing operations until our requirements in this area are better defined. Both properties are currently leased to third parties.

Item 3. Legal Proceedings.

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange therefor, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of our common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied our motion to vacate the award. We appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the our common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001 and is expected to conclude its consideration of such matters and render its decision during the fourth calendar quarter of 2001. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

MQS, Inc. v. Generex Biotechnology Corporation. In February 1999, MQS, Inc., a former consultant, commenced a civil action against us in the United States District Court for the District of New Jersey claiming that 242,168 shares of our common stock and $243,066 are due to it for services that it rendered through December 22, 1998. MQS claimed that we used proprietary technology of MQS in developing our aerosol applicator and in formulating our oral insulin formulation for aerosol application. We filed our answer to MQS's claims in May 1999, in which we denied that MQS is entitled to the relief that it was seeking and denied that any of our products or technology incorporates any proprietary technology belonging to MQS. We also filed a counterclaim against MQS for breach of contract, as well as claims based upon unauthorized use and misappropriation of our trade secrets and technology. In January 2001, we entered into a settlement agreement with MQS whereby we paid the plaintiff certain amounts in cash and common stock that were not material to the consolidated financial position of the Company and whereby the claims of the parties were dismissed with prejudice. The settlement agreement prohibits MQS from developing, manufacturing, licensing or marketing any insulin or non-insulin product that uses our platform technology.

Subash Chandarana et al. v Generex Biotechnology Corporation et al. In February 2001, Subash Chandarana, a former business associate of Dr. Pankaj Modi, our Vice President of Research and Development, and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against us and Dr. Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between Chandarana and Modi that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by the company called Centrum Technologies Inc. On July 20, 2001, we filed a preliminary motion to dismiss the action of Centrum Technologies Inc. as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action and, in the further alternative, to dismiss such action for failure to produce documents referred to in the statement of claim. We intend to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

We maintain product liability coverage for claims arising from the use of our products in clinical trials, but do not have any insurance that covers our potential liability in any of the legal proceedings described above.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of stockholders in the fourth quarter of the fiscal year ended July 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the names, ages and positions of the executive officers of the Company:

Name                            Age      Position Held
----                            ---      -------------
Anna E. Gluskin                 50       President, Chief Executive Officer and Director
Pankaj Modi, Ph.D.              47       Vice President, Research & Development and Director
E. Mark Perri                   40       Chairman, Chief Financial Officer and Director
Rose C. Perri                   34       Chief Operating Officer, Treasurer, Secretary and Director


Anna E. Gluskin - Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Pankaj Modi, Ph.D. - Director since September 1997. Dr. Modi has served as Vice President, Research and Development, since October 1997. Prior to that time, Dr. Modi was Director of Insulin Research for Generex Pharmaceuticals, Inc., a position he assumed in October 1996. Prior to joining Generex Pharmaceuticals Inc., Dr. Modi was engaged in independent research and was employed as a senior researcher at McMaster University in Hamilton, Ontario from February 1994 through October 1996.

E. Mark Perri - Director since September 1997. Mr. Perri has served as the Chairman and Chief Financial Officer of Generex since October 1997. He held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Rose C. Perri - Director since September 1997. Ms. Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

The table below sets forth the high and low inter-dealer bid quotations for our common stock for certain periods prior to May 5, 2000, as furnished by the Nasdaq OTC Bulletin Board. These are "inter-dealer" quotations, without retail mark-up, mark-down or commissions, and may not represent actual transactions. The table also sets forth the high and low sales prices of our common stock reported by The Nasdaq Stock Market for these periods beginning May 5, 2000.

                                    Interdealer Bid Quotations                          Sales Prices
                                    (not actual transactions)                          (actual transactions)
                                    High             Low                                High              Low

2000
----
First quarter                       $9.88            $4.62                                 --               --
Second quarter                      $13.88           $1.06                              $  .38            $4.78
Third quarter                       $24.75           $4.00                              $24.88            $7.56
Fourth quarter                      $14.69            $.03                              $14.75            $10.00

2001
----
First quarter                                                                           $11.50            $4.25
Second quarter                                                                          $11.60            $4.58
Third quarter                                                                           $10.00            $2.91
Fourth quarter (through                                                                 $ 4.35            $3.55
         October 15, 2001)

The closing sales price for our common stock reported on October 15, 2001, was $4.25.

At October 15, 2001, there were 674 holders of record of our common stock.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the period from August 1, 2000 until July 31, 2001, we have offered and sold common stock and other securities in a number of transactions, including the transactions described below, in reliance upon exemptions from the registration requirements of the Securities Act of 1933. In the transactions described below, unless otherwise indicated, we relied upon the exemptions from registration provided in Section 4(2) of the Securities Act, and Rule 506 of Regulation D thereunder. No "public solicitation", as that term is defined in Rule 502(c) of Regulation D, was employed by or in connection with the sale of these securities. All purchasers were, to our reasonable belief, accredited investors who purchased for investment. All disclosures required under Rule 502(d) of Regulation D were made by us, and all other conditions to the availability of the Rule 506 exemption were, to our knowledge and belief, complied with by us.

In order to assure that resale restrictions applicable to restricted securities are complied with, we placed a legend evidencing the restrictions on all certificates representing the shares, and issued "stop transfer" instructions to our transfer agent to prevent unapproved transfers.

Transactions in the year ended July 31, 2001, and not previously reported on a Quarterly Report on Form 10-Q were as follows:

(a) On or about July 6, 2001, we completed a private placement of 1,189,189 units of securities ("Units") for cash at a price of $9.25 per Unit. Each Unit consisted of a share of common stock and a warrant to purchase .25 shares of common stock at an initial exercise price of $10.175 per share. The Units were sold without registration under the Securities Act of 1933 (the "1933 Act") in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Under the terms of sale, we have agreed to register the shares of common stock issued to the investors and the shares of common stock issuable upon exercise of the warrants for sale under the 1933 Act.

(b) On or about July 6, 2001, we also completed a second private placement of 64,864 units of securities ("Units") for cash at a price of $9.25 per Unit. Each Unit consisted of a share of common stock and a warrant to purchase .25 shares of common stock at an initial exercise price of $10.175 per share. The Units were sold without registration under the 1933 Act in reliance upon the exemption from registration provided in Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder. Under the terms of sale, we have agreed to register the shares of common stock issued to the investors and the shares of common stock issuable upon exercise of the warrants for sale under the 1933 Act.

Item 6. Selected Financial Data.

The following selected financial data is derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this annual report. Our financial statements as of July 31, 2001 and for the year ended July 31, 2001 have been audited by Deloitte & Touche LLP. Our financial statements for the years ended July 31, 2000 and 1999 were audited by WithumSmith+Brown.

                                                                             Years Ended July 31
                                                                             -------------------
(In thousands, except per share data)                 2001          2000           1999          1998          1997          2001*
Operating Results
     Revenue                                      $  1,000             --            --             --            --       $1,000
     Net Loss                                     $(27,097)       $(8,841)      $(6,240)       $(4,664)       (1,379)    $(48,914)
     Cash dividends per share                           --             --            --             --            --           --
Loss per common share:
     Basic and diluted net loss
          per common share                           (1.44)          (.58)         (.47)          (.46)         (.25)          --
Financial Positions:
     Total Assets                                   42,666         10,341         8,890          5,456         3,673           --
     Long-term Debt                                    693            722           996          1,324            --           --
     Stockholder's Investment                       39,322          8,415         7,310          2,642         3,449           --

*Cumulative from November 2, 1995 (Date of Inception) to July 31, 2001

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

Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin. In the future, we expect to undertake development of additional products based on this technology that are not covered by our agreement with Lilly.

We do not expect to receive any revenues from product sales in the current fiscal year. We received a $1,000,000 signing fee, which is included in revenues as all necessary requirements have been satisfied, under the terms of the agreement with Lilly in the first fiscal quarter of FY 2001. We expect, however, to satisfy a substantial majority of our cash needs during the current year from capital raised through prior equity financing.

Results of Operations - - 2001 Compared with 2000

We had a net loss of $27,097,210 in the year ended July 31, 2001 (FY 2001) compared to a loss of $8,841,047 in the year ended July 31, 2000 (FY 2000). The increase in our FY 2001 net loss resulted from increases in research and development expenses (to $19,149,860 from $3,476,436) and in general and administrative expenses (to $13,287,679 from $5,567,520). Our interest and miscellaneous income in FY 2001 increased to $1,355,329 from $202,909 in FY 2000. The accounting treatment of the minority shareholder's share of the loss generated by Generex (Bermuda), Ltd., resulted in a $2,985,000 minority interest share of loss. In addition, we received $1,000,000 in revenues in connection with the agreement with Lilly.

The principal reasons for the increase in our research and development expense in FY 2001 were:

     o the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda) Ltd. to Elan for technology rights (The Company's consolidated net loss, which includes this expense, however, was partially offset by approximately $2.9 million of minority interest, reflecting Elan's 19.9% ownership interest in the joint venture.); and

     o increased expenditures relating to clinical studies of our oral insulin formulation.

The principal reasons for the increase in our general and administrative expenses in FY 2001 were:

     o expenses incurred in connection with the termination in August 2001 of the equity line facility, pursuant to which the Company paid $245,000 to Tradersbloom Limited, $750,000 to Ladenburg Thalman & Co., and expensed the deferred financing costs (the fair value of the warrants, approximately $3,406,196), all of which were included in FY 2001;

     o increased travel and other costs of $1,524,997 (to $2,663,059 from $538,062) associated with attendance at and sponsorship of industry seminars and exhibitions and other promotional activities;

     o an increase of $959,124 in legal and accounting fees and expenses (to $2,479,850 from $1,520,726) related primarily to legal and accounting services in connection with reporting requirements under the Securities and Exchange Act of 1934, litigation defense costs and increased legal activity necessitated by increased equity financing and business activity;

     o increased personnel costs of $207,658 (to $576,665 from $369,007) related primarily to additions in our technical and administrative staff during FY 2001; and

     o   expenses associated with the 2001 annual meeting of stockholders.


Results of Operations - - 2000 Compared With 1999

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

In both of the last two fiscal years, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses ($1,845,408 in FY 2001 and $1,573,604 in FY 2000) were paid primarily through the issuance of shares of common stock and/or warrants and options to purchase common stock. We believe that any similar expenses incurred in the current fiscal year will not exceed the level of such expenses in FY 2001.

Liquidity and Capital Resources

To date we have financed our development stage activities primarily through private placements of common stock. In FY 2001, we issued approximately 3.82 million shares of common stock for cash proceeds of approximately $37.4 million (net of financing costs of approximately $2.9 million). Additionally, we granted stock options, warrants and shares of common stock to consultants, advisors and employees with a value of $5,742,592 for services rendered, of which $292,592 was included in financing costs. As a result of our sales of common stock for cash and our use of stock options, warrants and shares of common stock to pay for certain services during FY 2001, our stockholders' equity increased to approximately $39.3 million at July 31, 2001, versus approximately $8.42 million at July 31, 2000, notwithstanding our net loss during the year.

At July 31, 2001, we had on hand cash and short term investments (primarily notes of U.S. corporations) of approximately $37 million versus $7.17 million at July 31, 2000. In the final quarter of FY 2001, we received additional equity capital of approximately $531,000 from the sale of 103,500 shares of common stock upon exercise of outstanding warrants. In the final quarter of FY 2001, we received additional equity capital of approximately $10.8 million (net of financing costs of approximately $.75 million) from two private placements of units of securities consisting of 1.0 shares of common stock and warrants to purchase an additional .25 shares of common stock at a price of $9.25 per unit.

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

Transactions with Affiliates

On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and are payable in full on May 1, 2002. These notes are guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock currently owned by this related company. As of July 31, 2001, the balance outstanding on these notes, including accrued interest, was $1,023,743.

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

New Accounting Pronouncements

In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption on August 1, 2000 of these statements did not have a significant impact on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. The Company adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the

Company's financial statements, will be affected by the provisions of SFAS No.
142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002, however management is assessing the impact that SFAS No. 142 will have on the Company's financial position and results of operations.


Item 7A. Quantitative and Qualitative Disclosures About Market Price

We are not presently subject to any material market risk exposures. We are exposed to market risk associated with interest rate changes in the exchange rates between U.S. and Canadian currencies.

We have neither issued nor own any long term debt instruments, or any other financial instruments as to which we would be subject to material risks, including market risks, related to interest rate movements. At the present time, we maintain our cash in short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in U.S. dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short term operating needs in Canada. At the present time, with the exception of professional fees and costs associated with the conduct of clinical trials in the United States and Europe, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between U.S. and Canadian currencies

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                           PAGE
                                                                           ----

Independent Auditors' Reports                                            F-1-2


Consolidated Balance Sheets
July 31, 2001 and 2000                                                   F-3


Consolidated Statements of Operations
For the Years Ended July 31, 2001, 2000 and 1999
and Cumulative From Inception to July 31, 2001                           F-4


Consolidated Statements of Changes in Stockholders' Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2001                                                         F-5-10


Consolidated Statements of Cash Flows
For the Years Ended July 31, 2001, 2000 and 1999
and Cumulative From Inception to July 31, 2001                           F-11



Notes to Consolidated Financial Statements                               F-12-31

Item 8. Financial Statements and Supplementary Data
Independent Auditors' Report



To the Board of Directors and Stockholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation and Subsidiaries (a development stage company) as at July 31, 2001 and the consolidated statement of operations, shareholders' equity and of cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.




DELOITTE & TOUCHE LLP
-----------------------------------
DELOITTE & TOUCHE LLP
Chartered Accountants

Toronto, Ontario
October 2, 2001

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders,
Generex Biotechnology Corporation:

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation and Subsidiaries (a development stage company) as of July 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the two-year period ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Generex Biotechnology Corporation and Subsidiaries as of July 31, 2000 and the consolidated results of their operations, and their cash flows for each of the years in the two-year period ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000 in conformity with accounting principles generally accepted in the United States of America.



WithumSmith+Brown
New Brunswick, New Jersey
September 14, 2000

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                                       July 31,
                                                                                       -----------------------------------
                                                                                             2001                2000
                                                                                       ----------------     --------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                              $ 10,109,559       $  3,204,905
   Short-term investments                                                                   26,892,729          3,966,263
   Officers' loans receivable                                                                1,023,743                 --
   Miscellaneous receivables                                                                    12,865             16,138
   Other current assets                                                                        112,620             99,041
                                                                                          ------------       ------------
         Total Current Assets                                                               38,151,516          7,286,347

Property and Equipment, Net                                                                  3,727,761          2,395,867
Patents, Net                                                                                   434,307            267,369
Deposits                                                                                        20,000             47,914
Due From Related Parties                                                                       332,289            343,773
                                                                                          ------------       ------------

         TOTAL ASSETS                                                                     $ 42,665,873       $ 10,341,270
                                                                                          ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                  $  2,650,773       $  1,204,282
   Current maturities of long-term debt                                                          9,634              9,404
                                                                                          ------------       ------------
         Total Current Liabilities                                                           2,660,407          1,213,686

Long-Term Debt, Less Current Maturities                                                        683,026            712,559
Commitments and Contingencies (Note 7)

Stockholders' Equity:
   Series A, preferred stock, $.001 par value; (liquidation preference
     $12,015,000); authorized 1,000,000 shares, issued and
     outstanding 1,000 and -0- at July 31, 2001 and 2000, respectively                               1                 --
   Special Voting Rights Preferred stock, $.001 par value; authorized,
     issued and outstanding 1,000 shares at July 31, 2001 and 2000                                   1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued and outstanding 20,681,526 and 16,326,333 shares
     at July 31, 2001 and 2000, respectively                                                    20,681             16,327
   Additional paid-in capital                                                               88,776,859         30,435,066
   Notes receivable - common stock                                                            (314,300)           (54,118)
   Deficit accumulated during the development stage                                        (48,913,935)       (21,816,725)
   Accumulated other comprehensive loss                                                       (246,867)          (165,526)
                                                                                          ------------       ------------
         Total Stockholders' Equity                                                         39,322,440          8,415,025
                                                                                          ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 42,665,873       $ 10,341,270
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                               Cumulative
                                                                      For the Years Ended                      November 2,
                                                                            July 31,                          1995 (Date of
                                                          --------------------------------------------        Inception) to
                                                               2001           2000           1999            July 31, 2001
                                                          -------------   ------------   -------------       ---------------
Revenues                                                      1,000,000    $        --     $        --         $  1,000,000

Operating Expenses:
   Research and development                                  19,149,860      3,476,436       1,853,108           26,095,896
   Research and development - related party                          --             --              --              220,218
   General and administrative                                13,287,679      5,567,520       4,374,523           27,751,469
   General and administrative- related party                         --             --              --              314,328
                                                           ------------    -----------     -----------         ------------
       Total Operating Expenses                              32,437,539      9,043,956       6,227,631           54,381,911
                                                           ------------    -----------     -----------         ------------

Operating Loss                                              (31,437,539)    (9,043,956)     (6,227,631)         (53,381,911)

Other Income (Expense):
   Miscellaneous income                                          10,664          7,906              --               18,570
   Interest income                                            1,417,847        272,808          55,190            1,745,845
   Interest expense                                             (73,182)       (77,805)        (67,161)            (281,439)
                                                           ------------    -----------     -----------         ------------

Net Loss Before the Undernoted                              (30,082,210)    (8,841,047)     (6,239,602)         (51,898,935)

Minority Interest Share of Loss                               2,985,000             --              --            2,985,000
                                                           ------------    -----------     ------------        ------------

Net Loss                                                   $(27,097,210)   $(8,841,047)    $(6,239,602)        $(48,913,935)
                                                           ============    ===========     ===========         ============

Basic and Diluted Net Loss Per Common
   Share                                                   $      (1.44)   $      (.58)    $      (.47)
                                                           ============    ===========     ===========

Weighted Average Number of Shares of
   Common Stock Outstanding                                  18,769,077     15,189,781      13,260,260
                                                           ============    ===========     ===========


                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

                        GENEREX BIOTECHOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001

                                                                                 Series A                          SVR
                                                      Common                    Preferred                       Preferred
                                                       Stock                      Stock                           Stock
                                             ------------------------    ------------------------       ------------------------
                                               Shares        Amount        Shares        Amount           Shares        Amount
                                             ---------     ----------    ---------     ----------       ---------     ----------
Balance November 2, 1995
  (Inception)                                       --     $       --           --     $       --              --     $       --
Issuance of common stock for cash,
  February 1996, $.0254                        321,429            321           --             --              --             --
Issuance of common stock for cash,
  February 1996, $.0510                         35,142             35           --             --              --             --
Issuance of common stock for cash,
  February 1996, $.5099                        216,428            216           --             --              --             --
Issuance of common stock for cash,
  March 1996, $10.2428                           2,500              3           --             --              --             --
Issuance of common stock for cash,
  April 1996, $.0516                           489,850            490           --             --              --             --
Issuance of common stock for cash,
  May 1996, $.0512                             115,571            116           --             --              --             --
Issuance of common stock for cash,
  May 1996, $.5115                             428,072            428           --             --              --             --
Issuance of common stock for cash,
  May 1996, $10.2302                           129,818            130           --             --              --             --
Issuance of common stock for cash,
  July 1996, $.0051                          2,606,528          2,606           --             --              --             --
Issuance of common stock for cash,
  July 1996, $.0255                            142,857            143           --             --              --             --
Issuance of common stock for cash,
  July 1996, $.0513                             35,714             36           --             --              --             --
Issuance of common stock for cash,
  July 1996, $10.1847                           63,855             64           --             --              --             --
Costs related to issuance of common
  Stock                                             --             --           --             --              --             --
Founders Shares transferred for services
  Rendered                                          --             --           --             --              --             --
Comprehensive Income (Loss):
  Net loss                                          --             --           --             --              --             --
  Other comprehensive income (loss)

    Currency translation adjustment                 --             --           --             --              --             --
      Total Comprehensive Income (Loss)
                                             ---------    -----------    ---------     ----------       ---------     ----------
Balance, July 31, 1996                       4,587,764    $     4,588           --     $       --              --     $       --
                                             =========    ===========    =========     ==========       =========     ==========

[RESTUBBED]

                                                                                               Deficit
                                                               Notes                         Accumulated
                                               Additional   Receivable         Other          During the         Total
                                                Paid-In      - Common      Comprehensive     Development      Stockholders'
                                                Capital        Stock       Income (Loss)         Stage           Equity
                                               ----------   ----------     -------------     -----------      -------------
Balance November 2, 1995
  (Inception)                                  $       --    $      --      $      --        $        --      $         --
Issuance of common stock for cash,
  February 1996, $.0254                             7,838           --             --                 --             8,159
Issuance of common stock for cash,
  February 1996, $.0510                             1,757           --             --                 --             1,792
Issuance of common stock for cash,
  February 1996, $.5099                           110,142           --             --                 --           110,358
Issuance of common stock for cash,
  March 1996, $10.2428                             25,604           --             --                 --            25,607
Issuance of common stock for cash,
  April 1996, $.0516                               24,773           --             --                 --            25,263
Issuance of common stock for cash,
  May 1996, $.0512                                  5,796           --             --                 --             5,912
Issuance of common stock for cash,
  May 1996, $.5115                                218,534           --             --                 --           218,962
Issuance of common stock for cash,
  May 1996, $10.2302                            1,327,934           --             --                 --         1,328,064
Issuance of common stock for cash,
  July 1996, $.0051                                10,777           --             --                 --            13,383
Issuance of common stock for cash,
  July 1996, $.0255                                 3,494           --             --                 --             3,637
Issuance of common stock for cash,
  July 1996, $.0513                                 1,797           --             --                 --             1,833
Issuance of common stock for cash,
  July 1996, $10.1847                             650,282           --             --                 --           650,346
Costs related to issuance of common
  Stock                                           (10,252)          --             --                 --           (10,252)
Founders Shares transferred for services
  Rendered                                        330,025           --             --                 --           330,025
Comprehensive Income (Loss):
  Net loss                                             --           --             --           (693,448)         (693,448)
  Other comprehensive income (loss)
    Currency translation adjustment                    --           --         (4,017)                --            (4,017)
                                                                          -----------        -----------      ------------
      Total Comprehensive Income (Loss)                                        (4,017)          (693,448)         (697,465)
                                               ----------    ---------    -----------        -----------      ------------
Balance, July 31, 1996                         $2,708,501    $      --    $    (4,017)       $  (693,448)     $  2,015,624
                                               ==========    =========    ===========        ===========      ============

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001

                                                                                 Series A                          SVR
                                                      Common                    Preferred                       Preferred
                                                       Stock                      Stock                           Stock
                                             ------------------------    ------------------------       ------------------------
                                               Shares        Amount        Shares        Amount           Shares        Amount
                                             ---------     ----------    ---------     ----------       ---------     ----------
Balance, August 1, 1996                      4,587,764    $    4,588            --       $      --       $     --       $      --
Issuance of common stock for cash,
  September 1996, $.0509                         2,143             2            --              --             --              --
Issuance of common stock for cash,
  December 1996, $10.2421                        1,429             1            --              --             --              --
Issuance of common stock for cash,
  January 1997, $.0518                           1,466             1            --              --             --              --
Issuance of common stock for cash,
  March 1997, $10.0833                              12            --            --              --             --              --
Issuance of common stock for cash,
  May 1997, $.0512                               4,233             4            --              --             --              --
Issuance of common stock for cash,
  May 1997, $.5060                           4,285,714         4,286            --              --             --              --
Costs related to issuance of common
  stock, May 1997                                   --            --            --              --             --              --
Issuance of common stock for cash,
  May 1997, $10.1194                            18,214            18            --              --             --              --
Issuance of common stock for cash,
  June 1997, $.0504                             10,714            11            --              --             --              --
Issuance of common stock for cash,
  June 1997, $.5047                             32,143            32            --              --             --              --
Issuance of common stock for cash,
  June 1997, $8.9810                            29,579            30            --              --             --              --
Issuance of common stock for cash,
  June 1997, $10.0978                              714             1            --              --             --              --
Issuance of common stock for cash,
  July 1997, $10.1214                           25,993            26            --              --             --              --
Costs related to issuance of common
  stock                                             --            --            --              --             --              --
Founders Shares transferred for services
  rendered                                          --            --            --              --             --              --
Comprehensive Income (Loss):
  Net loss                                          --            --            --              --             --              --
  Other comprehensive income (loss)
    Currency translation adjustment                 --            --            --              --             --              --

      Total Comprehensive Income (Loss)
                                             ---------    -----------    ---------      ----------      ---------      ----------
Balance, July 31, 1997                       9,000,118    $     9,000           --      $       --             --      $       --
                                             =========    ===========    =========      ==========      =========      ==========

[RESTUBBED TABLE]


                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001--
                                  (Continued)

                                                                                               Deficit
                                                               Notes                         Accumulated
                                               Additional   Receivable         Other          During the         Total
                                                Paid-In      - Common      Comprehensive     Development      Stockholders'
                                                Capital        Stock       Income (Loss)         Stage           Equity
                                               ----------   ----------     -------------     -----------      -------------
Balance, August 1, 1996                        $2,708,501   $       --     $      (4,017)     $  (693,448)    $   2,015,624
Issuance of common stock for cash,
  September 1996, $.0509                              107           --                --               --               109
Issuance of common stock for cash,
  December 1996, $10.2421                          14,635           --                --               --            14,636
Issuance of common stock for cash,
  January 1997, $.0518                                 75           --                --               --                76
Issuance of common stock for cash,
  March 1997, $10.0833                                121           --                --               --               121
Issuance of common stock for cash,
  May 1997, $.0512                                    213           --                --               --               217
Issuance of common stock for cash,
  May 1997, $.5060                              2,164,127           --                --               --         2,168,413
Costs related to issuance of common
  stock, May 1997                                (108,421)          --                --               --          (108,421)
Issuance of common stock for cash,
  May 1997, $10.1194                              184,297           --                --               --           184,315
Issuance of common stock for cash,
  June 1997, $.0504                                   529           --                --               --               540
Issuance of common stock for cash,
  June 1997, $.5047                                16,190           --                --               --            16,222
Issuance of common stock for cash,
  June 1997, $8.9810                              265,618           --                --               --           265,648
Issuance of common stock for cash,
  June 1997, $10.0978                               7,209           --                --               --             7,210
Issuance of common stock for cash,
  July 1997, $10.1214                             263,060           --                --               --           263,086
Costs related to issuance of common
  stock                                           (26,960)          --                --               --           (26,960)
Founders Shares transferred for services
  rendered                                         23,481           --                --               --            23,481
Comprehensive Income (Loss):
  Net loss                                             --           --                --       (1,379,024)       (1,379,024)
  Other comprehensive income (loss)
    Currency translation adjustment                    --           --             3,543               --             3,543
                                                                           -------------      -----------      ------------
      Total Comprehensive Income (Loss)                                            3,543       (1,379,024)       (1,375,481)
                                               ----------   ----------     -------------      -----------      ------------
Balance, July 31, 1997                         $5,512,782           --     $        (474)     $(2,072,472)     $  3,448,836
                                               ==========   ==========     =============      ===========      ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001

                                                                             Series A            SVR
                                                         Common              Preferred         Preferred
                                                         Stock                Stock              Stock           Additional
                                                         -----                -----              -----            Paid-In
                                                  Shares       Amount    Shares     Amount  Shares     Amount     Capital
                                                 ---------    -------    ---------  ------ ----------  ------    ----------
Balance, August 1, 1997                          9,000,118    $ 9,000       --       $--        --      $--      $5,512,782
Issuance of warrants issued in exchange
  for services rendered, October 1997, $.50             --         --       --        --        --       --         234,000
Issuance of common stock in exchange
  for services rendered, December 1997,
  $0.0467                                          234,000        234       --        --        --       --          10,698
Issuance of SRV Preferred Sock in exchange
  for services rendered, January 1998, $.001            --         --       --        --     1,000        1              99
Shares issued pursuant to the January 9, 1998
  reverse merger between GBC-Delaware, Inc.
  and Generex Biotechnology Corporation          1,105,000      1,105       --        --        --       --          (1,105)
Issuance of common stock for cash, March
  1998, $2.50                                       70,753         71       --        --        --       --         176,812
Issuance of common stock for cash,
  April 1998, $2.50                                 60,000         60       --        --        --       --         149,940
Issuance of common stock in exchange
  for services rendered, April 1998, $2.50          38,172         38       --        --        --       --          95,392
Issuance of common stock for cash, May
  1998, $2.50                                      756,500        757       --        --        --       --       1,890,493
Issuance of common stock in exchange
  for services rendered, May 1998, $2.50           162,000        162       --        --        --       --         404,838
Issuance of warrants issued in exchange
  for services rendered, May 1998, $.60                 --         --       --        --        --       --         300,000
Issuance of common stock for cash, June
  1998, $2.50                                      286,000        286       --        --        --       --         714,714
Exercise of warrants for cash, June
  1998, $0.0667                                    234,000        234       --        --        --       --          15,374
Issuance of common stock in exchange
for services rendered, June 1998, $2.50             24,729         24       --        --        --       --          61,799
Net loss
Other comprehensive income (loss)
  Currency translation adjustment                       --         --       --        --        --       --              --
    Total Comprehensive Income (Loss)
                                                ----------    -------     ----      ----     -----     ----      ----------
Balance, July 31, 1998                          11,971,272    $11,971       --       $--     1,000      $ 1      $9,565,836
                                                ==========    =======     ====      ====     =====     ====      ==========


(RESTUBBED TABLE)

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001--
                                  (Continued)

                                                                                     Deficit
                                                      Notes                         Accumulated
                                                    Receivable         Other        During the        Total
                                                    - Common        Comprehensive   Development     Stockholders'
                                                       Stock        Income (Loss)     Stage           Equity
                                                    ----------      -------------- ------------     ------------
Balance, August 1, 1997                                  $--        $    (474)     $(2,072,472)      $3,448,836
Issuance of warrants issued in exchange
  for services rendered, October 1997, $.50               --               --               --          234,000
Issuance of common stock in exchange
  for services rendered, December 1997,
  $0.0467                                                 --               --               --           10,932
Issuance of SRV Preferred Sock in exchange
  for services rendered, January 1998, $.001              --               --               --              100
Shares issued pursuant to the January 9, 1998
  reverse merger between GBC-Delaware, Inc.
  and Generex Biotechnology Corporation                   --               --               --               --
Issuance of common stock for cash, March
  1998, $2.50                                             --               --               --          176,883
Issuance of common stock for cash,
  April 1998, $2.50                                       --               --               --          150,000
Issuance of common stock in exchange
  for services rendered, April 1998, $2.50                --               --               --           95,430
Issuance of common stock for cash, May
  1998, $2.50                                             --               --               --        1,891,250
Issuance of common stock in exchange
  for services rendered, May 1998, $2.50                  --               --               --          405,000
Issuance of warrants issued in exchange
  for services rendered, May 1998, $.60                   --               --               --          300,000
Issuance of common stock for cash, June
  1998, $2.50                                             --               --               --          715,000
Exercise of warrants for cash, June
  1998, $0.0667                                           --               --               --           15,608
Issuance of common stock in exchange
for services rendered, June 1998, $2.50                   --               --               --           61,823
Net loss                                                                            (4,663,604)      (4,663,604)
Other comprehensive income (loss)
  Currency translation adjustment                         --         (198,959)              --         (198,959)
                                                                    ---------      -----------       ----------
    Total Comprehensive Income (Loss)                                (198,959)      (4,663,604)      (4,862,563)
                                                        ----        ---------      -----------       ----------
Balance, July 31, 1998                                   $--        $(199,433)     $(6,736,076)      $2,642,299
                                                        ====        =========      ===========       ==========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001

                                                                               Series A                  SVR
                                                         Common                Preferred              Preferred
                                                         Stock                   Stock                  Stock            Additional
                                                         ------                  -----                  -----              Paid-In
                                                   Shares         Amount    Shares      Amount    Shares      Amount       Capital
                                                  --------       --------   -------     ------    ------   -----------   -----------
Balance, August 1, 1998                          11,971,272    $    11,971       --    $    --     1,000    $    1      $ 9,565,836
Issuance of common stock for cash, August
  1998, $3.00                                       100,000            100       --         --        --        --          299,900
Issuance of common stock for cash, August
  1998, $3.50                                        19,482             19       --         --        --        --           68,168
Redemption of Common Stock for cash,
  September 1998, $7.75                             (15,357)           (15)      --         --        --        --         (119,051)
Issuance of common stock for cash,
  September - October 1998, $3.00                   220,297            220       --         --        --        --          660,671
Issuance of common stock for cash, August -
  October 1998, $4.10                               210,818            211       --         --        --        --          864,142
Issuance of common stock in exchange for
  services rendered, August -
  October 1998, $2.50                                21,439             21       --         --        --        --           53,577
Issuance of common stock in exchange for
  services rendered, August -
  October 1998, $4.10                                18,065             18       --         --        --        --           74,048
Issuance of Common Stock in exchange
  for services rendered, September
  1998, $4.10                                       180,000            180       --         --        --        --          737,820
Issuance of warrants in exchange for
  services rendered, October 1998, $.26                  --             --       --         --        --        --            2,064
Issuance of stock options in exchange for
  services rendered, November 1998, $1.85                --             --       --         --        --        --           92,500
Issuance of warrants in exchange for
  services rendered, November 1998, $1.64                --             --       --         --        --        --          246,000
Issuance of common stock for cash,
  November 1998 - January 1999, $3.50               180,000            180       --         --        --        --          629,820
Issuance of common stock for cash,
  November 1998 - January 1999, $4.00               275,000            275       --         --        --        --        1,099,725
Issuance of common stock for cash,
  November 1998 - January 1999, $4.10                96,852             97       --         --        --        --          397,003
Issuance of common stock in exchange
  for services rendered, November 1998 -
  January 1999, $4.10                                28,718             29       --         --        --        --          117,715
Issuance of common stock for cash,
  November 1998 - January 1999, $5.00                20,000             20       --         --        --        --           99,980
Issuance of common stock for cash,
  November 1998 - January 1999, $5.50                15,000             15       --         --        --        --           82,485
Issuance of common stock in exchange for
  services rendered, January 1999, $5.00                392             --       --         --        --        --            1,960
Issuance of common stock for cash,
  February 1999, $5.00                                6,000              6       --         --        --        --           29,994
Issuance of common stock in exchange for
  services rendered, February 1999, $6.00             5,000              5       --         --        --        --           29,995
Issuance of common stock for cash,
  March 1999, $6.00                                  11,000             11       --         --        --        --           65,989
Issuance of common stock for cash,
  April 1999, $5.50                                 363,637            364       --         --        --        --        1,999,640
Issuance of warrants in exchange for
  services rendered, April 1999, $3.21                   --             --       --         --        --        --          160,500
Issuance of warrants in exchange for
  services rendered, April 1999, $3.17                   --             --       --         --        --        --          317,000
Issuance of warrants in exchange for
  services rendered, April 1999, $2.89                   --             --       --         --        --        --          144,500
Issuance of warrants in exchange for
  services rendered, April 1999, $3.27                   --             --       --         --        --        --          184,310
Stock adjustment                                        714              1       --         --        --        --               (1)
Issuance of common stock for cash,
  May 1999, $5.50                                   272,728            273       --         --        --        --        1,499,731
Issuance of common stock in exchange for
  services rendered, May - June 1999, $5.50          60,874             61       --         --        --        --          334,746
Exercise of warrants for cash,
  June 1999, $5.00                                  388,375            389       --         --        --        --        1,941,484
Exercise of warrants in exchange for note
  receivable, June 1999, $5.00                       94,776             95       --         --        --        --          473,787
Exercise of warrants in exchange for
  services rendered, June 1999, $5.00                13,396             13       --         --        --        --           66,967
Reduction of note receivable in exchange for
  services rendered                                      --             --       --         --        --        --             --
Shares tendered in conjunction with warrant
  exercise, June 1999, $7.8125                     (323,920)          (324)      --         --        --        --       (2,530,301)
Exercise of warrants for shares tendered,
  June 1999, $5.00                                  506,125            506       --         --        --        --        2,530,119
Cost of warrants redeemed for cash                       --             --       --         --        --        --           (3,769)
Cost related to warrant redemption,
  June 1999                                              --             --       --         --        --        --         (135,431)
Costs related to issuance of common stock                --             --       --         --        --        --       (1,179,895)
Comprehensive Income (Loss):
  Net Loss                                               --             --       --         --        --        --               --
  Other comprehensive income:
   Currency translation adjustment                       --             --       --         --        --        --               --

    Total Comprehensive Income (Loss)
                                                -----------    -----------  -------    -------   -------   -------     ------------
Balance, July 31, 1999                           14,740,683   $     14,741       --    $    --     1,000    $    1     $ 20,903,728
                                                ===========   ============  =======    =======   =======   =======     ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001--
                                  (Continued)
[RESTUBBED TABLE]

                                                                                Deficit
                                                   Notes                      Accumulated
                                                 Receivable        Other       During the        Total
                                                 - Common      Comprehensive   Development    Stockholders'
                                                   Stock       Income (Loss)     Stage           Equity
                                                ------------   -------------  ------------    -------------
Balance, August 1, 1998                         $       --     $  (199,433)   $(6,736,076)     $ 2,642,299
Issuance of common stock for cash, August
  1998, $3.00                                           --              --             --          300,000
Issuance of common stock for cash, August
  1998, $3.50                                           --              --             --           68,187
Redemption of Common Stock for cash,
  September 1998, $7.75                                 --              --             --         (119,066)
Issuance of common stock for cash,
  September - October 1998, $3.00                       --              --             --          660,891
Issuance of common stock for cash, August -
  October 1998, $4.10                                   --              --             --          864,353
Issuance of common stock in exchange for
  services rendered, August -
  October 1998, $2.50                                   --              --             --           53,598
Issuance of common stock in exchange for
  services rendered, August -
  October 1998, $4.10                                   --              --             --           74,066
Issuance of Common Stock in exchange
  for services rendered, September
  1998, $4.10                                           --              --             --          738,000
Issuance of warrants in exchange for
  services rendered, October 1998, $.26                 --              --             --            2,064
Issuance of stock options in exchange for
  services rendered, November 1998, $1.85               --              --             --           92,500
Issuance of warrants in exchange for
  services rendered, November 1998, $1.64               --              --             --          246,000
Issuance of common stock for cash,
  November 1998 - January 1999, $3.50                   --              --             --          630,000
Issuance of common stock for cash,
  November 1998 - January 1999, $4.00                   --              --             --        1,100,000
Issuance of common stock for cash,
  November 1998 - January 1999, $4.10                   --              --             --          397,100
Issuance of common stock in exchange
  for services rendered, November 1998 -
  January 1999, $4.10                                   --              --             --          117,744
Issuance of common stock for cash,
  November 1998 - January 1999, $5.00                   --              --             --          100,000
Issuance of common stock for cash,
  November 1998 - January 1999, $5.50                   --              --             --           82,500
Issuance of common stock in exchange for
  services rendered, January 1999, $5.00                --              --             --            1,960
Issuance of common stock for cash,
  February 1999, $5.00                                  --              --             --           30,000
Issuance of common stock in exchange for
  services rendered, February 1999, $6.00               --              --             --           30,000
Issuance of common stock for cash,
  March 1999, $6.00                                     --              --             --           66,000
Issuance of common stock for cash,
  April 1999, $5.50                                     --              --             --        2,000,004
Issuance of warrants in exchange for
  services rendered, April 1999, $3.21                  --              --             --          160,500
Issuance of warrants in exchange for
  services rendered, April 1999, $3.17                  --              --             --          317,000
Issuance of warrants in exchange for
  services rendered, April 1999, $2.89                  --              --             --          144,500
Issuance of warrants in exchange for
  services rendered, April 1999, $3.27                  --              --             --          184,310
Stock adjustment                                        --              --             --               --
Issuance of common stock for cash,
  May 1999, $5.50                                       --              --             --        1,500,004
Issuance of common stock in exchange for
  services rendered, May - June 1999, $5.50             --              --             --          334,807
Exercise of warrants for cash, June 1999, $5.00         --              --             --        1,941,873
Exercise of warrants in exchange for note
  receivable, June 1999, $5.00                    (473,882)             --             --               --
Exercise of warrants in exchange for
  services rendered, June 1999, $5.00                   --              --             --           66,980
Reduction of note receivable in exchange for
  services rendered                                 38,979              --             --           38,979
Shares tendered in conjunction with warrant
  exercise, June 1999, $7.8125                          --              --             --       (2,530,625)
Exercise of warrants for shares tendered,
  June 1999, $5.00                                      --              --             --        2,530,625
Cost of warrants redeemed for cash                      --              --             --           (3,769)
Cost related to warrant redemption, June 1999           --              --             --         (135,431)
Costs related to issuance of common stock               --              --             --       (1,179,895)
Comprehensive Income (Loss):
  Net Loss                                              --              --     (6,239,602)      (6,239,602)
  Other comprehensive income:
   Currency translation adjustment                      --           1,393             --            1,393
                                                                ----------   ------------     ------------
    Total Comprehensive Income (Loss)                                1,393     (6,239,602)      (6,238,209)
                                                ----------      ----------   ------------     ------------
Balance, July 31, 1999                          $ (434,903)     $ (198,040)  $(12,975,678)    $  7,309,849
                                                ==========      ==========   ============     ============


The Notes to Consolidated Financial Statements are an integral part of these statements.

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001


                                                                                 Series A          SVR
                                                             Common             Preferred        Preferred
                                                             Stock                Stock            Stock         Additional
                                                             -----                -----            -----          Paid-In
                                                     Shares        Amount    Shares  Amount   Shares  Amount      Capital
                                                  ----------      -------    ------  ------   ------  ------    ------------
Balance, August 1, 1999                           14,740,683      $ 14,741      --    $ --     1,000    $ 1     $ 20,903,728
Adjustment for exercise of warrants recorded
  June 1999, $5.00                                    (2,300)           (2)     --      --        --     --                2
Issuance of common stock for cash,
  September 1999, $6.00                                2,500             2      --      --        --     --           14,998
Issuance of common stock for cash pursuant to
  private placement, January 2000, $4.25             470,590           471      --      --        --     --        1,999,537
Financing costs associated with private
  placement, January, 2000                                --            --      --      --        --     --         (220,192)
Issuance of stock in exchange for services
  rendered, January 2000, $5.00                        8,100             8      --      --        --     --           40,492
Granting of stock options for services
  rendered, January 2000                                  --            --      --      --        --     --          568,850
Granting of 150,000 stock warrants for
  services rendered, January 2000                         --            --      --      --        --     --          355,500
Exercise of stock warrants for cash,
  February 2000, $5.50                                 2,000             2      --      --        --     --           10,998
Exercise of stock warrants for cash,
  March 2000, $5.50                                   29,091            29      --      --        --     --          159,972
Exercise of stock warrants for cash,
  March 2000, $6.00                                    2,000             2      --      --        --     --           11,998
Exercise of stock warrants for cash,
  March 2000, $7.50                                    8,000             8      --      --        --     --           59,992
Issuance of common stock for cash pursuant to
  private placement, June 2000, $6.00              1,041,669         1,042      --      --        --     --        6,248,972
Financing costs associated with private
  placement, June 2000                                    --            --      --      --        --     --         (385,607)
Issuance of common stock for services,
  June 2000, $6.00                                     4,300             4      --      --        --     --           25,796
Exercise of warrants for cash, July 2000, $6.00        3,000             3      --      --        --     --           17,997
Exercise of warrants for cash, July 2000, $7.50       16,700            17      --      --        --     --          125,233
Granting of stock options for services
  rendered, July 2000                                     --            --      --      --        --     --          496,800
Reduction of note receivable in exchange for
  services rendered                                       --            --      --      --        --     --               --
Accrue interest on note receivable                        --            --      --      --        --     --               --
Comprehensive Income (Loss):
  Net Loss                                                --            --      --      --        --     --               --
  Other comprehensive income (loss):
    Currency translation adjustment                       --            --      --      --        --     --               --

      Total Comprehensive Income (Loss)
                                                  ----------      --------    ----    ----     -----   ----     ------------
Balance, July 31, 2000                            16,326,333      $ 16,327      --    $ --     1,000    $ 1     $ 30,435,066
                                                  ==========      ========    ====    ====     =====   ====     ============

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
     FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001--
                                   (Continued)

(RESTUBBED TABLE)


                                                                                  Deficit
                                                     Notes                       Accumulated
                                                  Receivable        Other         During the         Total
                                                   - Common      Comprehensive   Development      Stockholders'
                                                     Stock       Income (Loss)      Stage            Equity
                                                   ----------    -------------   --------------   -------------
Balance, August 1, 1999                            $ (434,903)     $ (198,040)    $(12,975,678)     $ 7,309,849
Adjustment for exercise of warrants recorded
  June 1999, $5.00                                         --              --               --               --
Issuance of common stock for cash,
  September 1999, $6.00                                    --              --               --           15,000
Issuance of common stock for cash pursuant to
  private placement, January 2000, $4.25                   --              --               --        2,000,008
Financing costs associated with private
  placement, January, 2000                                 --              --               --         (220,192)
Issuance of stock in exchange for services
  rendered, January 2000, $5.00                            --              --               --           40,500
Granting of stock options for services
  rendered, January 2000                                   --              --               --          568,850
Granting of 150,000 stock warrants for
  services rendered, January 2000                          --              --               --          355,500
Exercise of stock warrants for cash,
  February 2000, $5.50                                     --              --               --           11,000
Exercise of stock warrants for cash,
  March 2000, $5.50                                        --              --               --          160,001
Exercise of stock warrants for cash,
  March 2000, $6.00                                        --              --               --           12,000
Exercise of stock warrants for cash,
  March 2000, $7.50                                        --              --               --           60,000
Issuance of common stock for cash pursuant to
  private placement, June 2000, $6.00                      --              --               --        6,250,014
Financing costs associated with private
  placement, June 2000                                     --              --               --         (385,607)
Issuance of common stock for services,
  June 2000, $6.00                                         --              --               --           25,800
Exercise of warrants for cash, July 2000, $6.00            --              --               --           18,000
Exercise of warrants for cash, July 2000, $7.50            --              --               --          125,250
Granting of stock options for services
  rendered, July 2000                                      --              --               --          496,800
Reduction of note receivable in exchange for
  services rendered                                   384,903              --               --          384,903
Accrue interest on note receivable                     (4,118)             --               --           (4,118)
Comprehensive Income (Loss):
  Net Loss                                                 --              --       (8,841,047)     (8,841,047)
  Other comprehensive income (loss):
    Currency translation adjustment                        --          32,514               --           32,514
                                                      -------      ----------     ------------      -----------
      Total Comprehensive Income (Loss)                                32,514       (8,841,047)      (8,808,533)
                                                   ----------      ----------     ------------      -----------
Balance, July 31, 2000                             $  (54,118)     $ (165,526)    $(21,816,725)     $ 8,415,025
                                                   ==========      ==========     ============      ===========


The Notes to Consolidated Financial Statements are an integral part of these statements.


                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001

                                                                                Series A                SVR
                                                         Common                 Preferred             Preferred
                                                         Stock                    Stock                 Stock            Additional
                                                         ------                   -----                 -----              Paid-In
                                                   Shares         Amount    Shares      Amount    Shares      Amount       Capital
                                                  --------       --------   -------     ------    ------   -----------   -----------
Balance, August 1, 2000                           16,326,333   $     16,327       --    $    --      1,000   $      1  $ 30,435,066
Exercise of stock warrants for cash,
  August 2000, $6.00                                   2,000              2       --         --         --         --        11,998
Issuance of common stock for services rendered
  August 2000                                         35,000             35       --         --         --         --       411,215
Issuance of stock warrants in exchange for
  equity line agreement, August 2000                      --             --       --         --         --         --     3,406,196
Exercise of stock warrants for cash,
  August 2000, $7.50                                  30,300             30       --         --         --         --       227,220
Exercise of stock warrants for cash,
  August 2000, $8.6625                                30,000             30       --         --         --         --       259,845
Cashless exercise of stock warrants,
  August 2000                                          8,600              9       --         --         --         --            (9)
Exercise of stock warrants for cash,
  August 2000, $10.00                                 10,000             10       --         --         --         --        99,990
Exercise of stock warrants for cash,
  September 2000, $8.6625                             63,335             63       --         --         --         --       548,576
Exercise of stock warrants for cash,
  September 2000, $5.50                               16,182             16       --         --         --         --        88,986
Exercise of stock warrants for cash,
  September 2000, $6.00                               53,087             53       --         --         --         --       318,470
Exercise of stock warrants for cash,
  September 2000, $10.00                               9,584             10       --         --         --         --        95,830
Exercise of stock warrants for cash,
  September 2000, $7.50                               32,416             32       --         --         --         --       243,088
Issuance of common stock for cash pursuant to
  private placement, October 2000, $11.00          2,151,093          2,151       --         --         --         --    23,659,872
Exercise of stock warrants for cash, Oct.
  2000, $6.00                                          1,000              1       --         --         --         --         5,999
Financing costs associated with private
  placement, October 2000                                 --             --       --         --         --         --    (1,956,340)
Exercise of stock warrants for cash,
  November - December 2000, $4.25                     23,528             23       --         --         --         --        99,971
Cashless exercise of stock warrants,
  December 2000                                        3,118              3       --         --         --         --            (3)
Exercise of stock warrants for cash,
  November - December 2000, $6.00                     22,913             23       --         --         --         --       137,455
Exercise of stock warrants for cash,
  December 2000, $7.00                                 8,823              9       --         --         --         --        61,752
Issuance of common stock as employee
  compensation, December 2000                          8,650              8       --         --         --         --       100,548
Exercise of stock warrants for cash,
  January 2001, $6.00                                  3,000              3       --         --         --         --        17,997
Issuance of common stock for cash pursuant to
  private placement, January 2001, $14.53            344,116            344       --         --         --         --     4,999,656
Financing costs associated with private
  placement, January 2001                                 --             --       --         --         --         --      (200,000)
Issuance of common stock pursuant to
  litigation settlement, January 2001                  2,832              2       --         --         --         --        21,096
Issuance of Series A Preferred Stock,
  January 2001                                            --             --    1,000          1         --         --    12,014,999
Granting of stock options in exchange for
  services rendered, January 2001                         --             --       --         --         --         --       745,000
Granting of stock options in exchange for
  services rendered, February 2001                        --             --       --         --         --         --       129,600
Exercise of stock options for cash,
  February 2001, $5.00                                50,000             50       --         --         --         --       249,950
Exercise of stock warrants for cash,
  March 2001, $6.00                                      500              1       --         --         --         --         2,999
Exercise of stock options in exchange for
  note receivable, March 2001                         50,000             50       --         --         --         --       249,950
Issuance of common stock in exchange for
  services rendered, March 2001, $5.50                 8,000              8       --         --         --         --        43,992
Granting of stock options in exchange for
  services rendered, May 2001                             --             --       --         --         --         --       592,300
Exercise of stock options for cash, June 2001,
  $5.00                                               75,000             75       --         --         --         --       374,925
Exercise of stock options for cash, June 2001,
  $5.50                                               12,500             12       --         --         --         --        68,738
Exercise of warrants for cash, June 2001, $6.00        4,000              4       --         --         --         --        23,996
Exercise of stock options for cash, July 2001,
  $5.00                                                7,500              8       --         --         --         --        37,492
Exercise of stock options for cash, July 2001,
  $5.50                                                2,500              3       --         --         --         --        13,747
Exercise of warrants for cash, July 2001, $6.00        2,000              2       --         --         --         --        11,998
Issuance of common stock for cash pursuant to
  private placement, July 2001, $9.25              1,254,053          1,254       --         --         --         --    11,598,736
Financing costs associated with private
  placement, July 2001                                    --             --       --         --         --         --      (768,599)
Shares issued in exchange for services
  rendered, July 2001, 9.25                           23,784             24       --         --         --         --       219,978
Shares issued for Anti-Dilution Provisions,
  July 2001                                            5,779              6       --         --         --         --        53,450
Issuance of stock warrants in exchange for
  services, rendered, July 2001                           --             --       --         --         --         --        19,134
Accrued interest on note receivable                       --             --       --         --         --         --            --
Comprehensive Income (Loss):
  Net Loss                                                --             --       --         --         --         --            --
  Other comprehensive income (loss):
   Currency translation adjustment                        --             --       --         --         --         --            --

    Total Comprehensive Income (Loss)
                                                 -----------    -----------  -------    -------     ------   --------  ------------
Balance at July 31, 2001                          20,681,526    $    20,681    1,000    $     1      1,000    $     1  $ 88,776,859
                                                 ===========    ===========  =======    =======     ======    =======  ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

                       GENEREX BIOTECHNOLOGY CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2001--
                                  (Continued)

[RESTUBBED TABLE]

                                                                                Deficit
                                                   Notes                      Accumulated
                                                 Receivable        Other       During the        Total
                                                 - Common      Comprehensive   Development    Stockholders'
                                                   Stock       Income (Loss)     Stage           Equity
                                                ------------   -------------  ------------    -------------
Balance, August 1, 2000                        $    (54,118)   $   (165,526)   $ (21,816,725)  $  8,415,025
Exercise of stock warrants for cash,
  August 2000, $6.00                                     --              --               --         12,000
Issuance of common stock for services rendered
  August 2000                                            --              --               --        411,250
Issuance of stock warrants in exchange for
  equity line agreement, August 2000                     --              --               --      3,406,196
Exercise of stock warrants for cash,
  August 2000, $7.50                                     --              --               --        227,250
Exercise of stock warrants for cash,
  August 2000, $8.6625                                   --              --               --        259,875
Cashless exercise of stock warrants,
  August 2000                                            --              --               --             --
Exercise of stock warrants for cash,
  August 2000, $10.00                                    --              --               --        100,000
Exercise of stock warrants for cash,
  September 2000, $8.6625                                --              --               --        548,639
Exercise of stock warrants for cash,
  September 2000, $5.50                                  --              --               --         89,002
Exercise of stock warrants for cash,
  September 2000, $6.00                                  --              --               --        318,523
Exercise of stock warrants for cash,
  September 2000, $10.00                                 --              --               --         95,840
Exercise of stock warrants for cash,
  September 2000, $7.50                                  --              --               --        243,120
Issuance of common stock for cash pursuant to
  private placement, October 2000, $11.00                --              --               --     23,662,023
Exercise of stock warrants for cash, Oct.
  2000, $6.00                                            --              --               --          6,000
Financing costs associated with private
  placement, October 2000                                --              --               --     (1,956,340)
Exercise of stock warrants for cash,
  November - December 2000, $4.25                        --              --               --         99,994
Cashless exercise of stock warrants,
  December 2000                                          --              --               --             --
Exercise of stock warrants for cash,
  November - December 2000, $6.00                        --              --               --        137,478
Exercise of stock warrants for cash,
  December 2000, $7.00                                   --              --               --         61,761
Issuance of common stock as employee
  compensation, December 2000                            --              --               --        100,556
Exercise of stock warrants for cash,
  January 2001, $6.00                                    --              --               --         18,000
Issuance of common stock for cash pursuant to
  private placement, January 2001, $14.53                --              --               --      5,000,000
Financing costs associated with private
  placement, January 2001                                --              --               --       (200,000)
Issuance of common stock pursuant to
  litigation settlement, January 2001                    --              --               --         21,098
Issuance of Series A Preferred Stock,
  January 2001                                           --              --               --     12,015,000
Granting of stock options in exchange for
  services rendered, January 2001                        --              --               --        745,000
Granting of stock options in exchange for
  services rendered, February 2001                       --              --               --        129,600
Exercise of stock options for cash,
  February 2001, $5.00                                   --              --               --        250,000
Exercise of stock warrants for cash,
  March 2001, $6.00                                      --              --               --          3,000
Exercise of stock options in exchange for
  note receivable, March 2001                      (250,000)             --               --             --
Issuance of common stock in exchange for
  services rendered, March 2001, $5.50                   --              --               --         44,000
Granting of stock options in exchange for
  services rendered, May 2001                            --              --               --        592,300
Exercise of stock options for cash, June 2001,
  $5.00                                                  --              --               --        375,000
Exercise of stock options for cash, June 2001,
  $5.50                                                  --              --               --         68,750
Exercise of warrants for cash, June 2001,
  $6.00                                                  --              --               --         24,000
Exercise of stock options for cash, July 2001,
  $5.00                                                  --              --               --         37,500
Exercise of stock options for cash, July 2001,
  $5.50                                                  --              --               --         13,750
Exercise of warrants for cash, July 2001,
  $6.00                                                  --              --               --         12,000
Issuance of common stock for cash pursuant
  to private placement, July 2001, $9.25                 --              --               --     11,599,990
Financing costs associated with private
  placement, July 2001                                   --              --               --       (768,599)
Shares issued in exchange for services
  rendered, July 2001, 9.25                              --              --               --        220,002
Shares issued for Anti-Dilution Provisions,
  July 2001                                              --              --               --         53,456
Issuance of stock warrants in exchange for
  services, rendered, July 2001                          --              --               --         19,134
Accrued interest on note receivable                 (10,182)             --               --        (10,182)
Comprehensive Income (Loss):
  Net Loss                                               --              --      (27,097,210)   (27,097,210)
  Other comprehensive income (loss):
   Currency translation adjustment                       --         (81,341)              --        (81,341)
                                                                 -----------    ------------    -----------
    Total Comprehensive Income (Loss)                               (81,341)     (27,097,210)   (27,178,551)
                                                  ----------     ----------     ------------    -----------
Balance at July 31, 2001                          $ (314,300)    $ (246,867)    $(48,913,935)   $39,322,440
                                                  ==========     ==========     ============    ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                                   Cumulative
                                                                            For the Years Ended                    November 2,
                                                                                  July 31,                        1995 (Date of
                                                             ------------------------------------------------     Inception) to
                                                                  2001              2000             1999         July 31, 2001
                                                              --------------   ---------------   -------------    -------------
Cash Flows Used in Operating Activities:
   Net loss                                                   $(27,097,210)      $(8,841,047)     $(6,239,602)    $(48,913,935)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                 230,600            86,804           79,784          441,277
     Minority interest share of loss                            (2,985,000)               --               --       (2,985,000)
     Reduction of notes receivable - common stock
       in exchange for services rendered                                --           384,903           38,979          423,882
     Write-off of deferred offering costs                        3,406,196                --               --        3,406,196
     Common stock issued for services rendered                     829,264            66,300          612,175        2,069,992
     Stock options and warrants issued for services
       rendered                                                  1,486,036         1,421,150        1,146,874        4,588,060
     Preferred stock issued for services rendered                       --                --               --              100
     Founders' shares transferred for services
       rendered                                                         --                --               --          353,506
     Changes in operating assets and liabilities:
       Miscellaneous receivables                                     2,747           170,481           27,571           30,620
       Other current assets                                        (14,858)           21,219           12,610         (117,606)
       Accounts payable and accrued expenses                     1,479,803           773,506          (87,134)       3,492,121
       Other, net                                                       --                --               --          110,317
                                                              ------------       -----------      -----------     ------------
         Net Cash Used in Operating Activities                 (22,662,422)       (5,916,684)      (4,408,743)     (37,100,470)

Cash Flows From Investing Activities:
   Purchase of property and equipment                           (1,623,017)         (381,163)        (217,018)      (2,296,971)
   Costs incurred for patents                                     (197,434)         (269,499)              --         (466,933)
   Change in restricted cash                                            --                --          105,655           (5,595)
   Increase in officers' loans receivable                       (1,023,743)               --               --       (1,023,743)
   Purchase of short-term investments                          (22,926,466)       (3,733,918)        (232,345)     (26,892,729)
   Change in deposits                                               27,396            19,720               --           29,515
   Change in notes receivable - common stock                       (10,182)           (4,118)              --          (14,300)
   Change in due from related parties                                   --           290,973          428,216       (2,255,197)
   Other, net                                                           --                --               --           89,683
                                                              ------------       -----------      -----------     ------------
         Net Cash (Used in)Provided By
           Investing Activities                                (25,753,446)       (4,078,005)          84,508      (32,836,270)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                             --                --               --          993,149
   Repayment of long-term debt                                      (5,208)         (480,738)        (416,649)        (965,984)
   Change in due to related parties                                     --                --          (81,483)         154,541
   Proceeds from exercise of warrants                            2,256,482                --               --        2,256,482
   Proceeds from exercise of stock options                         745,000                --               --          745,000
   Proceeds from minority interest investment                    2,985,000                --               --        2,985,000
   Proceeds from issuance of common stock, net                  37,337,074         8,045,474        8,488,798       61,999,294
   Proceeds from issuance of preferred stock                    12,015,000                --               --       12,015,000
   Purchase and retirement of common stock                              --                --         (119,066)        (119,066)
                                                              ------------       -----------      -----------     ------------
         Net Cash Provided By Financing Activities              55,333,348         7,564,736        7,871,600       80,063,416
Effect of Exchange Rates on Cash                                   (12,826)            1,657           (4,991)         (17,117)
                                                              ------------       -----------      -----------     ------------
Net Increase (Decrease) in Cash and Cash
   Equivalents                                                   6,904,654        (2,428,296)       3,542,374       10,109,559
Cash and Cash Equivalents, Beginning of Year                     3,204,905         5,633,201        2,090,827               --
                                                              ------------       -----------      -----------     ------------
Cash and Cash Equivalents, End of Year                        $ 10,109,559       $ 3,204,905      $ 5,633,201     $ 10,109,559
                                                              ============       ===========      ===========     ============


                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1 - Organization and Business:
-----------------------------------

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

         The Company is a development stage company, which has a limited history of operations and has not generated any revenues from operations with the exception of the $1 million received in conjunction with the execution of a development agreement (see Note 7). The Company has no products approved for commercial sale at the present time. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

Note 2 - Summary of Significant Accounting Policies:
----------------------------------------------------

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries where the Company ownership is less than 100 percent, the outside stockholders' interests are shown as minority interests. All significant intercompany transactions and balances have been eliminated.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

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

         Short-Term Investments
         At July 31, 2001 and 2000, short-term investments consisted of short-term notes of U.S. corporations with original maturities of between three to twelve months. At July 31, 2001 and 2000, the cost of the investments approximated market value.

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

         Research and Development Costs
         Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials. Amounts expected to be received from governments under research and development tax credit arrangements are offset against the related expenses. Included in miscellaneous receivables is $12,865 and $16,138 of such a receivable due from the Canadian government at July 31, 2001 and 2000, respectively.

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

         Reclassification
         Certain amounts reported in the 2000 financial statements have been reclassified to conform to the 2001 presentation.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

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

         Net Loss Per Common Share
         The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128), which requires presentation of basic earnings per share (Basic EPS) and diluted earnings per share (Diluted EPS) by all entities that have publicly traded common stock or potential common stock (options, warrants, convertible securities or contingent stock arrangements).

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

         Comprehensive Loss
         The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Other comprehensive income
         (loss), which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders' Equity.

         Effects of Recent Accounting Pronouncements
         In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS no. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption of these statements on August 1, 2000 did not have a significant impact on the Company's financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
         101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. The Company adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on the Company's financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

         Effects of Recent Accounting Pronouncements (Continued)
         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Company's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2002, however management is assessing the impact that SFAS No. 142 will have on the Company's financial position and results of operations.

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

         Foreign Currency Translation
         Foreign denominated assets and liabilities of the Company are translated into US dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary's financial statements from local currency to US currency are recorded in the other comprehensive income (loss) component of stockholders' equity.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 3 - Property and Equipment:
--------------------------------

         The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                                                                        July 31,
                                                                                           -----------------------------------
                                                                                                  2001               2000
                                                                                           --------------       --------------

         Land                                                                                $   293,902          $  304,060
         Buildings and Improvements                                                            1,901,907           1,814,724
         Furniture and Fixtures                                                                   68,229               8,190
         Office Equipment                                                                         60,229              62,311
         Lab Equipment                                                                         1,814,028             415,753
                                                                                              ----------          ----------

         Total Property and Equipment                                                          4,138,295           2,605,038
         Less: Accumulated Depreciation                                                          410,534             209,171
                                                                                              ----------          ----------
         Property and Equipment, Net                                                          $3,727,761          $2,395,867
                                                                                              ==========          ==========

         Depreciation expense amounted to $209,114, $85,781 and $79,784 for the years ended 2001, 2000 and 1999, respectively.

Note 4 - Patents:
-----------------

         The costs and accumulated amortization of patents are summarized as follows:

                                                                                                         July 31,
                                                                                             -------------------------------
                                                                                                2001                 2000
                                                                                             ------------         ----------
         Patents                                                                                $456,860           $268,392
         Less:  Accumulated Amortization                                                          22,553              1,023
                                                                                                --------           --------
         Patents, Net                                                                           $434,307           $267,369
                                                                                                ========           ========

         Amortization expense amounted to $21,486, $1,023 and $-0- for the years ended July 31, 2001 2000 and 1999, respectively.

Note 5 - Income Taxes:
----------------------

         The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. As of July 31, 2001, the Company has approximately $19,730,659 and $10,270,030 in net operating loss carryforwards to offset taxable income in the United States, which expire in 2013 through 2016, and Canada, which expire in 2005 through 2008, respectively. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

         For the years ended July 31, 2001, 2000 and 1999, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income Taxes (Continued):
----------------------------------

         Deferred tax assets consist of the following:

                                                                                                         July 31,
                                                                                           ----------------------------------
                                                                                                 2001                2000
                                                                                           --------------       -------------
         Net operating loss carryforwards                                                   $ 12,513,777         $ 7,169,137
         Amortization of financing fees                                                           80,922              84,629
         Amortization of reorganization costs                                                    214,392                  --
                                                                                            ------------         -----------
              Total deferred tax assets                                                       12,809,091           7,253,766
         Valuation allowance                                                                 (12,809,091)         (7,253,766)
                                                                                            ------------         -----------

              Net deferred tax assets                                                       $         --          $       --
                                                                                            ============          ==========

Note 6 - Accounts Payable and Accrued Expense:
---------------------------------------------

         Accounts payable and accrued expenses consist of the following:

                                                                                                          July 31,
                                                                                            -----------------------------------
                                                                                                   2001               2000
                                                                                            ---------------     ---------------

         Accounts Payable                                                                      $  896,061         $  863,660
         Litigation                                                                               191,653            234,504
         Clinical                                                                                 147,699                 --
         Accrued Legal Fees                                                                       420,360            106,118
         Financial Services                                                                       995,000                 --
                                                                                               ----------         ----------
              Total                                                                            $2,650,773         $1,204,282
                                                                                               ==========         ==========

Note 7 - Commitments and Contingent Liabilities:
------------------------------------------------

         Consulting Services
         In October 1996, the Company entered into a Consulting Agreement with its Vice President of Research and Development (the V.P.) pursuant to which, among other things, the V.P. assigned to the Company his entire right, title and interest in and to all inventions, ideas, designs and discoveries made by him during the term of such agreements which relate in any manner to the actual or demonstratably anticipated business, work, undertaking or research and development of the Company. Concurrently with execution of this Consulting Agreement, the V.P. and the Company entered into an Assignment and Assumption Agreement pursuant to which the V.P. assigned to the Company his interests in and to specific drug delivery systems, controlled release drug delivery systems, and technology patents invented/discovered/conceived by the V.P. prior to the execution of the Agreement, including three existing patents covering insulin delivery systems, applicable to peptides and proteins; drug vaccines and hormones delivery; and controlled release of drugs and hormones (the "Existing Patents"). In addition to the Existing Patents, the V.P. assigned to the Company his interest in four US and/or Canadian patent applications and certain abstracts covering, among other things, liposomes drug delivery for vaccines, drugs, hormones, peptides and cosmetic delivery; transdermal drug delivery for proteins, peptides, hormones and small molecules; controlled release drug delivery systems for capsules, caplets, and liquid suspensions; and DNA technology relating to insulin preparation (collectively, "Other Existing Technology"). At the time of this assignment, the Existing Patents were owned of record by a Canadian corporation, which was 50 percent owned by the V.P. The Company subsequently acquired the V.P.'s interest in this corporation for no additional consideration.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued):
------------------------------------------------------------

         Consulting Services (Continued)
         The Consulting Agreement was amended and supplemented as of January 7, 1998 and further amended and supplemented as of December 31, 2000. The Consulting Agreement, as amended and supplemented, continues through July 31, 2010, subject to termination without cause by the V.P. or the Company at any time after January 31, 2003 upon 12 months' prior written notice. The Consulting Agreement provides for an annual base compensation of $250,000 per year (starting August 1, 2000), subject to annual increases. In addition, the Consulting Agreement provides for certain bonus compensation to be paid to the V.P. for achievement of certain milestones under the Company's development agreements with pharmaceutical companies. During the 2001 fiscal year, the Company paid the V.P. $300,000 for his involvement in securing a development agreement for a specific product with a pharmaceutical company. The Consulting Agreement also provides for the V.P. to be granted options to purchase 150,000 shares of common stock in each of the next 10 fiscal years, starting with the 2001 fiscal year. The options must be granted under option plans approved by the Company's stockholders.

         In connection with amending and supplementing the Consulting Agreement in January 1998, the Company issued 1,000 shares of Special Voting Rights Preferred Stock to the V.P. See Note 10 for description of Special Voting Rights Preferred Stock.

         Leases
         The Company has entered into various lease agreements for the use of vehicles and office equipment.

         Aggregate minimum annual lease commitments of the Company as of July 31, 2001 are as follows:

                           Year                                    Amount
                           ----                                    ------
                           2002                                   $22,008
                           2003                                    18,099
                           2004                                     9,801
                           2005                                     3,431
                           Thereafter                                  --
                                                                  -------
                           Total Minimum Lease Payments           $53,339
                                                                  =======


         Lease expense amounted to $20,753, $20,175 and $19,240 for the years ended July 31, 2001, 2000 and 1999, respectively.

         The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued):
------------------------------------------------------------

         Rental Operations
         The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate minimum amount of sublease income to be received in years ending after July 31, 2001:

                                   Year                          Amount
                                   ----                          ------
                                   2002                        $ 36,240
                                   2003                          24,817
                                   2004                          24,817
                                   2005                          24,817
                                   2006                           4,136
                                   Thereafter                        --
                                                               --------
                                   Total                       $114,827
                                                               ========

         Supply Agreements
         On July 19, 2000, the Company entered into a supply agreement with Valois, S.A. and Valois of America, Inc. (collectively Valois), to supply the Company with certain products developed and manufactured by Valois. In August 2000, in conjunction with the execution of the exclusive supply agreement, the Company delivered 35,000 shares of its common stock to Valois and recorded an expense of $411,250. Pursuant to the agreement, the Company shall pay milestone payments to Valois within 30 days of July 19 beginning in fiscal 2001 for the next five years. If the milestone obligations are not met after a five-year period, the Company shall pay Valois an annual payment of $50,000. In the event the Company chooses to end the agreement after the fifth anniversary, the Company shall pay Valois a one-time payment of $350,000.

         On August 28, 2000, the Company entered into a supply agreement with Presspart Manufacturing Limited, whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the quantity of products purchased by the Company from Presspart exceeds 10,000,000, and thereafter, shall continue until terminated by either party by giving twelve months written notice.

         Pending Litigation
         On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company's common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to the Company's common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of the Company's common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued):
------------------------------------------------------------

         Pending Litigation (Continued)
         Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, the Company moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied the Company's motion to vacate the award. The Company appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001 and is expected to conclude its consideration of such matters and render its decision during the fourth calendar quarter of 2001. The Company is not able to estimate an amount or range of potential loss from this legal proceeding at the present time. Therefore, no provision has been recorded in the accompanying financial statements.

         In February 1999, MQS, Inc., a former consultant, commenced a civil action against the Company in the United States District Court for the District of New Jersey claiming, among other things, that 242,168 shares of common stock and $243,066 were due to it for services that it rendered through December 22, 1998. In January 2001, the Company entered into a settlement agreement with MQS whereby the Company paid the plaintiff certain amounts in cash and common stock that were not material to the consolidated financial position of the Company and whereby the claims of the parties were dismissed with prejudice.

         In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called Centrum Technologies Inc. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of Centrum Technologies Inc. as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action and, in the further alternative, to dismiss such action for failure to produce documents referred to in the statement of claim. The Company intends to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7 - Commitments and Contingent Liabilities (Continued):
------------------------------------------------------------

         Pending Litigation (Continued)
         In February 1997, a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which of is not material to the consolidated financial position of the Company.

         In March 1999, a former consultant to the Company commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $94,000 and 1,465 shares of the Company's Common Stock for alleged breach of contract damages and additional amounts in punitive damages. In April 1999, the Company filed a counterclaim for monies the Company believes are due to the Company from this former consultant. The parties have nearly completed discovery, pending the resolution of certain outstanding motions. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which of is not material to the consolidated financial position of the Company.

         The Company is involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, the Company does not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on the Company's consolidated financial position.

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

         Concentrations In Development Arrangements
         The Company has a development arrangement with a major pharmaceutical company, whereby the pharmaceutical company is primarily responsible for conducting clinical trials related to a specific agreed upon product, securing regulatory approvals and marketing on a worldwide basis. The Company is primarily responsible for completing all necessary product research and development. Although the Company presently has sufficient funds to meet its foreseeable obligations, the costs of the Company's obligations may be significant, and may exceed current funds. If the development arrangement were to be curtailed or terminated, the market perception of the prospects for the Company's product, the timing of regulatory approvals, and the Company's ability to raise funds could be adversely affected.

         In conjunction with the execution of this development arrangement, the Company received an agreement signing fee of $1,000,000 which is included in revenues as all necessary requirements have been satisfied.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related Party Transactions:
------------------------------------

         The amounts due from (to) related parties at July 31, exclusive of the officers' loans receivable, are as follows:

                                                                                                      Golden
                                        The             Angara          Angara         Ching          Bull
                                     Great Tao         Equities       Investments,     Chew An       Estates,
                                        Inc.             Inc.            Inc.         Breweries        Inc.           EBI, Inc.
                                   --------------   --------------  ---------------   ---------     ------------    ------------
     Beginning Balance,
        August 1, 1999               $(102,638)      $ 274,700        $(52,651)        $(94)        $164,998           $337,293
     Cash advance                           --        (213,871)             --           --          (30,300)                --
     Company expenses
        paid by related parties             --              --              --           --          (46,953)                --
     Other (b)                          (2,457)          6,578          (1,261)          (3)           3,952              6,480
     Transfer/assumption
        of related party
          liabilities (a)              105,095         (67,407)         53,912           97          (91,697)                --
                                     ---------       ---------        --------        -----         --------           --------
     Ending Balance,
        July 31, 2000                       --              --              --           --               --            343,773
     Other (b)                              --              --              --           --               --            (11,484)
                                     ---------       ---------        --------        -----         --------           --------
     Ending Balance,
        July 31, 2001                $      --       $      --        $     --         $ --         $     --           $332,289
                                     =========       =========        ========        =====         ========           ========

         (a) Officers of the Company are also shareholders in the related companies and have agreed to the transfer/assumption of the offsetting amounts which were due from (to) related parties.

         (b)  Effect of foreign currency translation adjustments.

         These amounts are non-interest bearing. There are no fixed terms of repayment.

         Each of the above related parties is owned in whole or in part by the Company's Chairman of the Board. In addition, EBI, Inc. and Golden Bull Estates, Inc. are shareholders of the Company.

         Management feels that the related party expenses provided by such parties were transacted at terms and amounts that would have been obtained had the transactions been consummated with unrelated third parties. The exception to this is the non-recording of interest income and expense on the balances due to/from related parties. The Company estimates the following additional amounts would have been recorded if such transactions were consummated under arms length agreements:

                                                         For the Years Ended July 31,
                                       -----------------------------------------------------------
                                              2001                 2000                1999
                                       -----------------    -----------------    -----------------

          Interest Income                   $32,209               $60,962             $79,118
          Interest Expense                  $    --               $14,938             $18,117

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Related Party Transactions (Continued):
------------------------------------------------

         The interest income/expense amounts were computed at estimated prevailing rates based on the average receivable/payable balance outstanding during the periods reflected.

         As of July 31, 2001, the Company's four senior officers, who are also shareholders of the Company were compensated indirectly by the Company through management services contracts between the Company and management firms of which they are owners. The amounts paid to these management firms amounted to $672,477 for the year ended July 31, 2001.

         As of July 31, 2000, the Company's three senior officers, who are also shareholders of the Company were compensated indirectly by the Company through management services contracts between the Company and a management firm of which they were equal owners. The amounts paid to this management firm amounted to $343,594 and $388,420 for the years ended July 31, 2000 and 1999 respectively.

         See Note 7 for a discussion of the consulting agreement with the Company's Vice President of Research and Development.

         On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were given loans of $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and are payable in full on May 1, 2002. These notes are guaranteed by a related company owned by these officers and secured by 2,500,000 pledged shares of the Company Common Stock currently owned by this related company. As of July 31, 2001, the balance outstanding on these notes, including accrued interest, was $1,023,743.

Note 9 - Long-Term Debt:
------------------------

         Long-term debt consists of the following:

                                                                                                           July 31,
                                                                                                  ----------------------------
                                                                                                      2001           2000
                                                                                                  ------------    ------------
         Mortgage payable - interest at 9.7 percent per annum, monthly payments of principal and interest of $4,778, final payment due May
         25, 2005, secured by all assets of the Company                                              $518,095       $541,661

         Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $1,782, final payment due November 1,
         2002, secured by real property located at 11 Carlaw Avenue, Toronto,
         Canada                                                                                       174,565        180,302
                                                                                                     --------       --------

         Total Debt                                                                                   692,660        721,963
         Less Current Maturities                                                                        9,634          9,404
                                                                                                     --------       --------
         Long-Term Debt, Less Current Maturities                                                     $683,026       $712,559
                                                                                                     ========       ========

                                       F-23

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 9 - Long-Term Debt (Continued):
------------------------------------

         Aggregate maturities of long-term debt of the Company due within the next five years ending July 31, are as follows:


                                 Year                          Amount
                                 ----                          ------
                                 2002                         $  9,634
                                 2003                          177,556
                                 2004                            7,268
                                 2005                          498,202
                                 Thereafter                         --
                                                              --------

                                 Total                        $692,660
                                                              ========

Note 10 - Stockholders' Equity:
-------------------------------

          Reverse Merger
          On January 9, 1998, the Company issued 9,234,118 shares of common stock to acquire GBC - Delaware, Inc.. For accounting purposes, the acquisition of GBC - Delaware, Inc. by the Company has been treated as a reverse merger. Accordingly, the 9,234,118 shares issued to acquire GBC - Delaware, Inc. have been treated as outstanding from November 2, 1995 (as adjusted for historical issuances of GBC - Delaware, Inc. and Generex Pharmaceuticals, Inc. during the period from November 2, 1995 to January 8, 1998) and the previously outstanding 1,105,000 shares have been treated as issued on the acquisition date. Since the assets and liabilities acquired on this date were immaterial, no amounts have been assigned to common stock as a result of this transaction. (See
          Note 1)

          Warrants
          As of July 31, 2001, the Company has the following warrants to purchase common stock outstanding:

               Number of Shares                               Warrant Exercise                            Warrant
                To be Purchased                                Price Per Share                        Expiration Date
               ----------------                               -----------------                      -----------------
                       7,937                                      $21.82                             September 6, 2002
                     370,589                                      $ 7.00                             January 17, 2003
                     500,000                                      $ 2.50                             March 31, 2003
                     568,647                                      $12.15                             August 15, 2003
                     150,000                                      $10.00                             November 17, 2003
                     112,584                                      $ 7.50                             January 31, 2004
                       3,500                                      $ 6.00                             February 17, 2004
                      53,000                                      $ 6.00                             April 6, 2004
                       9,091                                      $ 5.50                             April 26, 2004
                       3,243                                      $14.53                             July 6, 2004
                      11,764                                      $ 4.25                             January 7, 2005
                     948,334                                      $ 8.66                             May 17, 2005
                      19,584                                      $10.00                             May 17, 2005
                     543,987                                      $12.99                             September 29, 2005
                      75,000                                      $25.15                             January 16, 2006
                     313,515                                      $10.18                             July 6, 2006

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 10 - Stockholders' Equity (Continued):
-------------------------------------------

          Notes Receivable - Common Stock
          Notes receivable - common stock consists of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note, which was originally due on December 1, 1999, was initially extended until October 1, 2000, and then extended until June 1, 2001. On July 31, 2001 the uncollected balance on this note, including accrued interest at 7 percent was $57,720 and a new promissory note was signed. Under the terms of the new note, the principal of $57,720, together with accrued interest at 7 percent per annum, is due July 31, 2002. The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note is due on March 15, 2002. As of July 31, 2001 the outstanding balance on this note, including accrued interest at 7 percent was $256,580.

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

          Series A Preferred Stock
          The Company has issued 1,000 shares of Series A Preferred Stock (Series A) with a par value of $.001. The holder has the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company; the number of shares of common stock issuable upon conversion is variable based on a formula which reflects the common stock price. The holder also has the option to exchange the shares of the Company's Series A Preferred stock for 3,612 shares of the Company's convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1% of the Company's equity ownership in Generex (Bermuda) Ltd. Upon exercise, the holder and the Company would each own 50% of Generex (Bermuda) Ltd. (See Note 16 for discussions of Generex (Bermuda), Ltd.) Holders of Series A shares are not entitled to vote. In addition, the holders of Series A shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock and are also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share. This dividend is to be compounded each anniversary of the date of issuance of the Series A shares and payable by issuance of additional Series A shares valued at the original issue price. The Company has the right to redeem all outstanding Series A shares on January 16, 2007 for cash or shares of common stock upon written notice.

          Special Voting Rights Preferred Stock
          The Company has issued 1,000 shares of Special Voting Rights Preferred Stock (SVR) with a par value of $.001. The Company has the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share. Holders of SVR Shares are not entitled to vote, except as specifically required by applicable law or in the event of change in control, as defined. In addition, holders of SVR Shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Stock Based Compensation:
-----------------------------------

          Stock Option Plans
          The Company has three stock option plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 1,500,000 shares of common stock are reserved for issuance under the 1998 Stock Option Plan (the 1998 Plan), a total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 4,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001
          Plan). The 2001 Plan was adopted in May 2001 by the Board of Directors, but is subject to stockholder approval at the next annual meeting of stockholders.

          The 1998, 2000 and 2001 Plans (the Plans) have been administered by the Board of Directors, but are expected to be administered by the Compensation Committee (the Committee) in the future. References to the Committee herein include the Board of Directors so long as it continues to administer the Plans directly.

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

          The following is a summary of the common stock options granted, canceled or exercised under the Plan:

                                                                                                  Weighted Average
                                                                                                 Exercise Price Per
                                                                             Shares                    Share
                                                                          -------------         -------------------

                  Outstanding - August 1, 1998                                   --                      --
                  Granted                                                    50,000                   $8.00
                  Canceled                                                       --                      --
                  Exercised                                                      --                      --
                                                                          ---------
                  Outstanding - July 31, 1999                                50,000                   $8.00
                  Granted                                                 3,004,500                    6.35
                  Canceled                                                       --                      --
                  Exercised                                                      --                      --
                                                                          ---------
                  Outstanding - July 31, 2000                             3,054,500                    6.38
                  Granted                                                 1,455,000                    6.14
                  Canceled                                                       --                      --
                  Exercised                                                 197,500                    5.04
                                                                          ---------
                  Outstanding - July 31, 2001                             4,312,000                   $6.59
                                                                          =========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 11 - Stock Based Compensation (Continued):
-----------------------------------------------

          Stock Option Plans (continued)
          The following table summarizes information on stock options outstanding at July 31, 2001:

                                                     Options Outstanding                       Options Exercisable
                                      ------------------------------------------------      -------------------------------
                                                           Weighted
                                           Number           Average        Weighted           Number            Weighted
                                       Outstanding        Contractual       Average          Exercisable        Average
               Range of                     at               Life          Exercise              at             Exercise
           Exercise Price             July 31, 2001         (Years)         Price          July 31, 2001         Price
           --------------             ----------------    ------------    -----------      -------------      ------------
           $5.00-$5.50                   2,237,500           4.12          $ 5.09            1,217,500          $ 5.01
           $7.56-$8.00                   1,974,500           3.89          $ 7.60            1,924,500          $ 7.60
               $10.21                      100,000           3.50          $10.21               40,000          $10.21

          Options exercisable at July 31 are as follows:

                                       1999                          50,000
                                       2000                       1,162,500

           Had compensation cost for the Company's options granted to employees been determined consistent with SFAS 123, the Company's net loss and loss per share would be affected as follows:

                                                                                        For the Years Ended July 31,
                                                                           ----------------------------------------------------
                                                                                 2001               2000              1999
                                                                           -----------------   ----------------  --------------
           Net Loss:
              As reported                                                   $27,097,210         $ 8,841,047        $6,239,602
                                                                            ===========         ===========        ==========
              Pro forma                                                     $31,755,510         $17,230,637        $6,239,602
                                                                            ===========         ===========        ==========

           Loss Per Share:
              As reported                                                   $     (1.44)        $     (.58)        $    (.47)
                                                                            ===========         ==========         =========
              Pro forma                                                     $     (1.69)        $    (1.13)        $    (.47)
                                                                            ===========         ==========         =========

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

                                                        Risk-Free             Expected            Expected        Expected
                                                      Interest Rate         Life (Years)         Volatility       Dividends
                                                      -------------         -----------          ----------       ---------
           July 31, 2001                                  4.66%                     5                .9332              --
           July 31, 2000                                  4.80%                     5                .6200              --

          The weighted average fair value of the Company's stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended July 31, 2001, 2000 and 1999 was $4.12, $3.22 and $1.85 per share, respectively.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Net Loss Per Share:
-----------------------------

          Basic EPS and Diluted EPS for the years ended July 31, 2001, 2000 and 1999 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive due to the losses generated in each year.

Note 13 - Supplemental Disclosure of Cash Flow Information:
-----------------------------------------------------------

                                                                                 For the Years Ended July 31,
                                                                 ---------------------------------------------------------------
                                                                       2001                    2000                   1999
                                                                 -------------------    -------------------    -----------------
           Cash paid during the year for:
              Interest                                                $77,230                 $73,687               $67,161
              Income taxes                                            $    --                 $    --               $    --

           Disclosure of non-cash investing and financing activities:

           Year Ended July 31, 2001
           ------------------------
              The fair value of warrants issued as consideration for an equity financing agreement was initially capitalized as deferred
                offering
                costs and subsequently expensed                                                                 $3,406,196
              Note receivable was accepted in conjunction with exercise of
                common stock options                                                                            $  250,000
              Common stock was issued as settlement of an accrued liability                                     $   21,098
           Year Ended July 31, 2000
           ------------------------
              Long-term debt was assumed in conjunction with acquisition
                of property                                                                                     $  186,805
              Long-term debt was refinanced with new long-term debt                                             $  541,200
              Amounts due from related parties were transferred in conjunction
                with the assumption of amounts due to related parties                                           $  159,022
           Year Ended July 31, 1999
           ------------------------
              Long-term debt was assumed in conjunction with acquisition
                of property                                                                                     $   82,968
              Settlement of liability arising from the violation of financing
                agreement with issuance of common stock                                                         $  738,000
              Deposit was utilized to acquire property and equipment                                            $   16,740
              Notes receivable were accepted in conjunction with issuance
                of common stock                                                                                 $  473,882

Note 14 - Segment Information:
------------------------------

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Segment Information (Continued):
------------------------------------------

          The Company has three reportable operating segments, United States, Canada and Bermuda, which are organized, managed and analyzed geographically and operate in one industry segment: the development of proprietary drug delivery technology focused on formulations to administer large molecule drugs by mouth. The Company evaluates operating segment performance based primarily on certain operating expenses.

          The regions to which the Company had identifiable assets and operating losses are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area. Operating loss by geographic segment does not include an allocation of general corporate expenses.

                                                                          Identifiable             Operating
                                                                             Assets                   Loss
                                                                         ----------------        ---------------
                  2001
                  ----
             General Corporate                                              $38,227,315            $11,768,696
             Canada                                                           4,438,558             19,668,843
             United States                                                           --                     --
             Bermuda                                                                 --                     --
                                                                            -----------            -----------
                  Total                                                     $42,665,873            $31,437,539
                                                                            ===========            ===========

                  2000
                  ----
             General Corporate                                              $ 7,314,834            $ 4,741,225
             Canada                                                           3,026,436              4,302,731
             United States                                                           --                     --
                                                                            -----------            -----------
                  Total                                                     $10,341,270            $ 9,043,956
                                                                            ===========            ===========

                  1999
                  ----
             General Corporate                                              $ 5,427,170            $ 3,758,685
             Canada                                                           3,462,496              2,468,946
             United States                                                           --                     --
                                                                            -----------            -----------

                  Total                                                     $ 8,889,666            $ 6,227,631
                                                                            ===========            ===========

                                       F-29

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Quarterly Information (Unaudited):
--------------------------------------------

          The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2001. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

                                                           Q1                   Q2                 Q3                  Q4
                                                    ---------------     ----------------     ---------------    ----------------
             Fiscal Year July 31, 2001:
             -------------------------

             Previously reported
              Contract research revenue             $ 1,000,000         $         --         $        --         $        --
              Operating loss                        $(1,344,532)        $(17,673,192)        $(3,087,422)        $(8,587,393)
              Net loss                              $(1,144,207)        $(14,205,305)        $(2,714,097)        $(8,288,601)
              Net loss per share                    $     (0.07)        $      (0.75)        $     (0.14)        $     (0.42)

             As Restated
              Contract research revenue             $ 1,000,000         $         --         $        --         $        --
              Operating loss                        $(1,344,532)        $(18,418,192)        $(3,087,422)        $(8,587,393)
              Net loss                              $(1,144,207)        $(14,950,305)        $(2,714,097)        $(8,288,601)
              Net loss per share                    $     (0.07)        $      (0.79)        $     (0.14)        $     (0.42)

             Fiscal Year July 31, 2000:
             -------------------------
              Contract research revenue             $        --         $         --         $        --         $        --
              Operating loss                        $(1,182,342)        $ (2,913,996)        $(2,323,101)        $(2,624,517)
              Net loss                              $(1,118,772)        $ (2,878,873)        $(2,291,130)        $(2,552,272)
              Net loss per share                    $     (0.08)        $      (0.19)        $     (0.15)        $     (0.16)

          The Company's interim financial information for Q2 has been restated to recognize additional compensation expense related to stock options issued to a consultant.

Note 16 - Collaborative Agreements:
-----------------------------------

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

          The Company applied the $12,015,000 that it received from EIS for the shares of the Company's Series A Preferred Stock (see Note 10) to form Generex (Bermuda), Ltd. The Company's interest in this company consists of 6,000 shares of Generex (Bermuda) Ltd. common stock and 3,612 shares of convertible preferred stock, representing an 80.1% equity ownership interest in Generex (Bermuda) Ltd. At the same time, EIS remitted $2,985,000 to purchase 2,388 shares of Generex (Bermuda) Ltd. convertible preferred stock, representing a 19.9% equity ownership interest in Generex (Bermuda) Ltd. As of July 31, 2001, the minority interest has been reduced to $-0- due to their share of Generex (Bermuda), Ltd.'s net loss.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 16 - Collaborative Agreements (Continued):
-----------------------------------------------

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

Note 17 - Subsequent Events (Unaudited):
----------------------------------------

          Subsequent events occurring after July 31, 2001 consist of the following:

          On August 7, 2001, the Company entered into a termination agreement with Tradersbloom, Limited, pursuant to which the parties terminated the equity draw down facility entered into August 14, 2000. Under the terms of this facility, the Company was able to sell to Tradersbloom, from time to time, shares of their common stock up to a maximum sale of $50,000,000. In conjunction with the execution of this agreement, warrants to purchase 568,647 shares of common stock were issued. The fair value of these warrants was capitalized as deferred financing costs. In conjunction with the termination of this agreement, the Company paid $245,000 to satisfy its obligations to Tradersbloom and expensed the deferred financing costs in the year ended July 31, 2001. Neither the Company nor Tradersbloom has any further rights or obligations under the equity draw down facility.

          On September 25, 2001, the Board of Directors of the Company authorized the repurchase of up to $1 million of the Company's common stock from the open market.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.



Not applicable.



                                    PART III

The information required by Item 10 "Directors and Executive Officers of the Registrant"; Item 11 "Executive Compensation"; Item 12 "Security Ownership of Certain Beneficial Owners and Management"; and Item 13 "Certain Relationships and Related Transactions" will be provided in an amendment to this Annual Report on Form 10-K to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.



                                     PART IV



Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits

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

4.1 Form of common stock certificate filed as Exhibit 4.2 with our 1999 S-1 is incorporated herein by reference.

4.2.1 1998 Stock Option Plan filed as Exhibit 4.3 to our 1999 S-1 is incorporated herein by reference.

4.2.2 2000 Stock Option Plan, filed as Exhibit 4.3.2 to our Form 10-K filed with the Commission on October 30, 2001, is incorporated herein by reference.

4.2.3*      2001 Stock Option Plan.

4.3 Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 3, 2001 filed as an exhibit to our Report on Form 8-K dated July 6, 2001 and filed on July 17, 2001 ("July 2001 8-K") is incorporated herein by reference.

4.4 Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 3, 2001 filed as an exhibit to our July 2001 8-K is incorporated herein by reference.

4.5 Form of Warrant granted to Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 6, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.6 Securities Purchase Agreement entered into with Capital Ventures International, dated July 3, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.7 Registration Rights Agreement entered into with Capital Ventures International, dated July 3, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.8 Warrant granted to Capital Ventures International, dated July 3, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.9 Form of Securities Purchase Agreement entered into with Elliott International, L.P.; and Elliott Associates, L.P., dated July 3, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.10 Form of Registration Rights Agreement entered into with Elliott International, L.P.; and Elliott Associates, L.P., dated July 3, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.11 Warrant issued to Elliott International, L.P. and Elliott Associates, L.P., dated July 5, 2001, filed as an exhibit to our July 2001 8-K, is incorporated herein by reference.

4.12 Form of Warrant issued to Ladenburg Thalmann & Co., Inc. dated July 6, 2001, filed as an exhibit to our Registration Statement on Form S-3 (File No. 333-67118) filed August 8, 2001, is incorporated herein by reference.

4.13 Registration Rights Agreement dated January 16, 2001 between Generex Biotechnology Corporation and Elan International Services, Ltd. filed as an exhibit to our Report on Form 8-K dated January 16, 2001 and filed on January 23, 2001 ("January 2001 8-K") is incorporated herein by reference.

4.14 Form of Warrant issued to Elan International Services, Ltd. filed as an exhibit to our January 2001 8-K is incorporated herein by reference.

4.15 Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed as an exhibit to our January 2001 8-K is incorporated herein by reference.

4.16 Securities Purchase Agreement dated January 16, 2001, between Generex Biotechnology Corporation, Elan International Services, Ltd. and Elan Corporation, plc., filed as an exhibit to our Report on Form 8-K/A dated January 16, 2001 and filed on February 1, 2001 is incorporated herein by reference.

4.17 Form of Securities Purchase Agreement entered into with certain parties to October 2000 Private Placement filed as an exhibit to our Report on Form 8-K dated October 4, 2000 and filed on October 16, 2000 ("October 2000 8-K") is incorporated herein by reference.

4.18 Form of Registration Rights Agreement entered into with certain parties to October 2000 Private Placement filed as an exhibit to our October 2000 8-K is incorporated herein by reference.

4.19 Form of Warrant issued to certain parties to October 2000 Private Placement filed as an exhibit to our October 2000 8-K is incorporated herein by reference.

10.1.1 Consulting Agreement with Pankaj Modi filed as Exhibit 10.1.1 to our Registration Statement on Form 10 filed December 14, 1999 ("1999 Form 10") is incorporated herein by reference.

10.1.2      Assignment and Assumption Agreement with Pankaj Modi filed as
            Exhibit 10.1.2 to our 1999 Form 10 is incorporated herein by reference.

10.1.3* Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada.

10.1.4* Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi.

21*         Subsidiaries of the Registrant

23.1.1*     Consent of Deloitte & Touche LLP, independent public accountants.

23.1.2*     Consent of WithumSmith+Brown, independent public accountants.

24*         Powers of Attorney

-------------------------------------
* Filed herewith. All other exhibits are incorporated by reference, as described.


(b)      Reports on Form 8- K

         The following Reports on Form 8-K were filed during the last quarter of the fiscal year:

         1. Report on Form 8-K, filed with the Commission on May 22, 2001, announcing an increase in the size of Generex's Board of Directors from six to seven members, the appointment of Ivan Lieberburg, Ph.D., M.D. as a director of Generex, and the removal of Generex from the Nasdaq Biotechnology Index.

         2. Report on Form 8-K, filed with the Commission on July 17, 2001, announcing two private placements completed on or about July 6, 2001 in which Generex raised $11,59,994.75 through the sale of units consisting of one share of common stock and a warrant to purchase .25 shares of common stock. The units were sold without registration under the Securities Act of 1933 in reliance upon the exemption from registration provided in
                  Section 4(2) thereof and Rule 506 of Regulation D promulgated thereunder.

         3. Report on Form 8-K, filed with the Commission on August 15, 2001, announcing that Generex had entered into a termination agreement with Tradersbloom Limited pursuant to which the equity draw down facility was terminated.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of October 2001.


GENEREX BIOTECHNOLOGY CORPORATION


By:  /s/ Anna E. Gluskin
   ----------------------------
     Anna E. Gluskin, President


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


                                                                Capacity in Which
                      Name                                           Signed                             Date
                      ----                                      -----------------                       ----
/s/ Anna E. Gluskin                                            President and Chief              October 23, 2001
--------------------                                            Executive Officer
Anna E. Gluskin


/s/ E. Mark Perri                                                Chairman, Chief                October 23, 2001
--------------------                                     Financial and Accounting Officer
E. Mark Perri


/s/ Rose C. Perri                                           Secretary, Treasurer and            October 23, 2001
-------------------                                          Chief Operating Officer
Rose C. Perri


/s/Pankaj Modi*                                             Vice President, Research            October 23, 2001
------------------                                               and Development
Pankaj Modi


/s/ Michael Hawke*                                                  Director                    October 23, 2001
------------------
Michael Hawke


/s/ Ivan M. Lieberburg*                                             Director                    October 23, 2001
-----------------------
Ivan M. Lieberburg

/s/ Jan Michael Rosen*                                              Director                    October 23, 2001
-----------------------
Jan Michael Rosen

*By: /s/ E. Mark Perri
----------------------
E. Mark Perri, as Attorney-in-fact

