Form 10-K/A
period 2001-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2001-11-27
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

                        Commission file number 000-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

            Delaware                                   98-0178636
  (State or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

 33 Harbour Square, Suite 202, Toronto,                   Canada M5J2G2
(Address of principal executive offices)                   (Zip Code)

        Registrant's telephone number, including area code: 416/364-2551
           Securities registered pursuant to Section 12(b) of the Act:
                                      None

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                       [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at October 15, 2001, based on the closing price as of that date, was approximately $64,625,733.

At October 15, 2001, the registrant had 20,682,634 shares of Common Stock outstanding.

                    Documents incorporated by reference: None

This Form 10-K/A amends the aggregate market value of voting stock held by non-affiliates (set forth on the cover page), furnishes the information required by Part III (Items 10, 11, 12 and 13) and includes two additional exhibits under
Part IV, Item 14.

Part III.

Item 10.   Directors and Executive Officers of the Company

As of November 15, 2001, the executive officers and directors of Generex Biotechnology Corporation (the "Company") were as follows:

Name                               Age           Position Held with the Company
----                               ---           ------------------------------
Anna E. Gluskin                     50           President, Chief Executive Officer and Director
Michael Hawke, M.D.                 60           Director
Ivan M. Lieberburg, Ph.D., M.D.     52           Director
Pankaj Modi, Ph.D.                  47           Vice President, Research and Development and Director
E. Mark Perri                       40           Chairman, Chief Financial Officer and Director
Rose C. Perri                       34           Chief Operating Officer, Treasurer, Secretary and Director
Jan Michael Rosen                   50           Director

     All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified.

     Anna E. Gluskin - Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of the Company since October 1997. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by the Company in October 1997.

     Michael Hawke, M.D. - Director since March 2000. Dr. Hawke presently is a Professor in the Departments of Otolaryngology and Pathology at the University of Toronto, and is on the staff of the Departments of Otolaryngology at St. Joseph's Health Center, The Toronto Hospital and Mount Sinai Hospital, all located in Toronto. He has held these positions for more than the previous five years. Dr. Hawke has approximately thirty years experience as a medical researcher, educator and practitioner.

     Ivan M. Lieberburg Ph.D., M.D. - Director since May 2001. Dr. Lieberburg is an Executive Vice President and the Chief Scientific and Medical Officer for Elan Corporation, plc (worldwide pharmaceutical and biotechnology company). Prior to joining Elan in 1987, Dr. Lieberburg held faculty positions at Albert Einstein College of Medicine and Mt. Sinai School of Medicine in New York. He currently holds an appointment as Clinical Professor of Medicine at the University of California, San Francisco.

     Pankaj Modi, Ph.D. - Director since September 1997. Dr. Modi has served as Vice President, Research and Development of the Company since October 1997. Prior to that time, Dr. Modi was Director of Insulin Research for Generex Pharmaceuticals, Inc., a position he assumed in October 1996. Prior to joining Generex Pharmaceuticals, Dr. Modi was engaged in independent research and was employed as a senior researcher at McMaster University in Hamilton, Ontario from February 1994 through October 1996.

     E. Mark Perri - Director since September 1997. Mr. Perri has served as the Chairman and Chief Financial Officer of the Company since October 1997. He held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by the Company in October 1997.

     Rose C. Perri - Director since September 1997. Ms. Perri has served as Treasurer and Secretary of the Company since October 1997, and as Chief Operating Officer since August 1998. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by the Company in October 1997.

     Jan Michael Rosen - Director since August 2000. Mr. Rosen has been a principal in a number of related travel management and hotel marketing businesses since 1978. The principal companies in this group, all of which are headquartered in Ontario, are Uniworld Travel & Tours, Inc., Nevada Vacations, Inc., Casino Vacations, Inc. and Casino Tours, Inc. Mr. Rosen presently serves as the President or a Vice President, and the Chief Financial Officer, of each of these companies. Mr. Rosen is an accountant by training, and was engaged in the private practice of accounting prior to 1978.

The Company entered into a joint venture with Elan Corporation, plc ("Elan") and certain affiliates of Elan in January 2001. (For information relating to the joint venture, see Item 13, "Certain Relationships and Related Transactions".) Pursuant to the Securities Purchase Agreement dated January 16, 2001, between the Company, Elan and Elan International Services, Ltd. ("EIS"), a subsidiary of Elan, EIS has the right to nominate one director to the Company's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of the Company's common stock. Dr. Lieberburg is the nominee of EIS thereunder. An EIS-nominated director may not in any event have more than 15% of the aggregate voting power of the Board of Directors as a whole.

Dr. Modi holds the position of Vice President, Research and Development pursuant to a consulting agreement that was originally entered into as of October 1, 1996, that was amended and supplemented as of January 7, 1998 and that was further amended and supplemented as of December 31, 2000. Under the consulting agreement, the Company must use its best efforts to cause Dr. Modi to be nominated for election and elected a director of the Company for as long as the consulting agreement is in force. (For information relating to Dr. Modi's consulting agreement, see Item 11, "Executive Compensation".)

     Mark Perri and Rose Perri are siblings. There are no other family relationships among our officers and directors.

Other Key Employees and Consultants

Slava Jarnitskii is our Financial Controller. He began his employment with Generex Pharmaceuticals in September 1996 and has been in the employment of the Company since its acquisition of Generex Pharmaceuticals in October 1997. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii received a Masters of Business Administration degree from York University in September 1996.

Dr. Gerald Bernstein was elected a Vice President of the Company effective as of October 1, 2001. Dr. Bernstein acts as a key liaison for the Company on medical and scientific affairs to the medical, scientific and financial communities and consults with the company under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He is a former president of the American Diabetes Association.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's directors and executive officers, and any persons who own more than ten percent of the Company's common stock, file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of the Company. Such persons are required by SEC regulations to furnish the Company with copies of all such reports that they file. To the knowledge of the Company, based upon its review of these reports, all Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended July 31, 2001 were filed on a timely basis.

Item 11.  Executive Compensation

Compensation of Executive Officers

         The following table sets forth, for the Company's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three most highly compensated executive officers of the Company other than the CEO whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2001.

Summary Compensation Table


                      Annual Compensation                                             Long-Term Compensation
                      -------------------                                             ----------------------

                                                                                      Awards
                                                                                      ------

   Name and             Year             Salary         Bonus         Other
   Principal            Ended            ($)            ($)           Annual
   Position             July 31          (3)                        Compensation      Options (#)
---------------------------------------------------------------------------------------------------
Anna E. Gluskin (1),    2001           127,240        250,000           *                 -0-
President and           2000           105,385            -0-           *             300,000
Chief Executive         1999           136,483            -0-           *                 -0-
Officer

E. Mark Perri (1),      2001            95,081        180,000           *                 -0-
Chairman and            2000           103,249            -0-           *             250,000
Chief Financial         1999           120,777            -0-           *                 -0-
Officer

Rose C. Perri (1),      2001            81,068        100,000           *                 -0-
Chief Operating,        2000            97,147            -0-           *             250,000
Officer, Treasurer      1999           120,777            -0-           *                 -0-
and Secretary

Pankaj Modi (2),        2001           250,000        300,000           *             150,000 (4)
Vice President,         2000            89,723          5,302           *             300,000
Research and            1999            87,472          4,374           *                 -0-
Development

----------------------

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin, Mr. Perri and Ms. Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which Ms. Gluskin, Mr. Perri and Ms. Perri are equal owners.

(2) All of the cash compensation paid to Dr. Modi is paid indirectly to him through a corporation owned 100% by him.

(3) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2001, 2000 and 1999, respectively.

(4) Granted on October 23, 2001 with effect as of July 31, 2001 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Company's 2001 Stock Option Plan, which is subject to stockholder approval.

Option Grants during the 2001 Fiscal Year

         The following tables set forth information related to options to purchase the Company's common stock granted to the CEO and the named executive officers during the fiscal year ended July 31, 2001.

                                                                               Potential realizable value at
                                                                               assumed  annual rates of stock
                      Individual grants                                        appreciation for option term
----------------------------------------------------------------------------   ----------------------------
                                     Percent of
                      Number of      total options
                      securities     granted to
                      underlying     employees      Exercise of
                      options        in fiscal      base price    Expiration
     Name             granted (#)    year (%)(2)    ($/Sh)        date          5% ($)            10%
-----------------     -----------    -----------    -----------   ----------   --------         ------

Anna E. Gluskin            0            ---            ---          ---          ---                ---


E. Mark Perri              0            ---            ---          ---          ---                ---

Rose C. Perri              0            ---            ---          ---          ---                ---

Pankaj Modi          150,000 (1)       12.0            8.7      9/24/06      360,000            796,500

------------------------

(1) Granted on October 23, 2001 with effect as of July 31, 2001 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Company's 2001 Stock Option Plan, which is subject to stockholder approval.

(2)  Includes options granted to consultants and advisors.

Fiscal Year End Option Values

         No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2001. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.




                                                                 Number of securities
                                                                 underlying exercised          Value of unexercised
                                                                      options at               in-the-money options
                                                                     July 31, 2001               at July 31, 2001
                           Shares acquired       Value                    (#)                           ($)
Name                       on exercise (#)    realized ($)     Exercisable/Unexercisable   Exercisable/Unexercisable (1)
----                       ---------------    ------------     -------------------------   -----------------------------

Anna E. Gluskin                -0-                 -0-                300,000/0                     537,500/0
E. Mark Perri                  -0-                 -0-                250,000/0                     490,625/0
Rose C. Perri                  -0-                 -0-                250,000/0                     490,625/0
Pankaj Modi                    -0-                 -0-                300,000/150,000               665,625/0
-----------------------------------------------------------------------------------------------------------------------------


(1)  Based on the closing price of our common stock ($4.25) at October 15, 2001.

Other Benefit Plans

         We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named officers.

Directors' Compensation; Other Compensation

         None of our directors received any cash compensation for their services as directors during the fiscal year ended July 31, 2001. Dr. Hawke was granted options on May 18, 2001 under the Company's 2001 Stock Option Plan to purchase 20,000 shares of the Company's common stock in recognition of his service as a director. Mr. Rosen was granted options on August 18, 2000 under the Company's 2000 Stock Option Plan to purchase 20,000 shares of the Company's common stock and options on May 18, 2001 under the 2001 Plan to purchase 20,000 shares of the Company's common stock in recognition of his service as a director. The options under the 2001 Plan were granted subject to stockholder approval of the 2001 Plan.

         Dr. Modi is compensated through a consulting agreement that was originally entered into as of October 1, 1996, that was amended and supplemented as of January 7, 1998, and that was further amended and supplemented as of December 31, 2000. The parties to the agreement are Dr. Modi, the Company and Generex Pharmaceuticals, Inc., a wholly-owned subsidiary of the Company. All references to the consulting agreement in the following discussion relate to the agreement, as amended and supplemented.

         Pursuant to the terms of the consulting agreement, Dr. Modi holds the position of Vice President, Research and Development of the Company and Generex Pharmaceuticals, and both the Company and Generex Pharmaceuticals are jointly and severally responsible for the payment to Dr. Modi of all amounts due under the agreement. The agreement provides for Dr. Modi's term of service to extend through July 31, 2010, subject to termination without cause by Dr. Modi or the Company at any time after January 1, 2003 upon 12 months' prior written notice.

         The consulting agreement provides for an annual base compensation of $250,000 a year, effective as of August 1, 2000, subject to certain cost-of-living increases. In addition, Dr. Modi is entitled to receive certain bonus compensation during the term of the agreement. During the first calendar quarter of 2001, a $300,000 bonus was paid to Dr. Modi in respect of Dr Modi's services in securing the development and license agreement between the Company and Eli Lilly and Company ("Lilly"). Dr. Modi will also receive certain additional bonus payments based upon the Lilly agreement or any similar agreements entered into by the Company for rights granted to third parties to develop, manufacture and/or market products based upon ideas, improvements, designs or discoveries made or conceived by Dr. Modi.

         The consulting agreement provides for Dr. Modi to be granted options to purchase 150,000 shares of the Company common stock in each of the next ten fiscal years, starting with the fiscal year ending July 31, 2001. The options may be granted only under option plans of the Company that have been approved by the stockholders.

         In connection with amending and supplementing the consulting agreement in January 1998, the Company issued 1,000 shares of Special Voting Rights Preferred Stock ("Special Preferred Stock") to Dr. Modi, comprising all of the outstanding shares of Special Preferred Stock. Special Preferred Stock does not generally carry the right to vote, but does have the following special voting rights:

o the holders of Special Preferred Stock have the right to elect a majority of the Company's Board of Directors if a change of control occurs; and

o the holders of Special Preferred Stock have the right to approve any transaction that would result in a change of control.

         A "change of control" is deemed to occur if the Company's founders (namely, Ms. Gluskin, Dr. Modi, Mr. Perri or Ms. Perri) should cease to constitute at least 60% of the Company's directors, or if any person becomes either Chairman of the Board of Directors or Chief Executive Officer of the Company without the prior approval of the founders. If a change of control were to occur, Dr. Modi would thereafter be able to elect a majority of the directors.

Compensation Committee Interlocks and Insider Participation

         Ms. Gluskin, Dr. Modi, Mr. Perri and Ms. Perri, all of whom are both directors and executive officers of the Company, participated during the fiscal year ended July 31, 2001 in some discussions and decisions of the Board of Directors concerning compensation to be paid to the executive officers of the Company. Effective July 31, 2001, all decisions regarding executive compensation are made by the Compensation Committee of the Board of Directors. Dr. Hawke is chairman of the Compensation Committee and Dr. Lieberburg and Mr. Rosen are the other members of the Compensation Committee. For information relating to transactions involving the Company and Ms. Gluskin, Mr. Perri and Ms. Perri, see
Item 13, "Certain Relationships and Related Transactions".

         No executive officer of the Company has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of the Company (excluding entities that are wholly owned by one or more of the executive officers).

Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The table on the following page sets forth information regarding the beneficial ownership of our common stock by:

     o    Our executive officers and directors;

     o    All directors and executive officers as a group; and

     o Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

         The information contained in this table is as of October 15, 2001. At that date, we had 20,682,634 shares of common stock outstanding. In addition to our common stock, we have outstanding 1,000 shares of our Special Voting Rights Preferred Stock. All of the shares of Special Voting Rights Preferred Stock are owned by Dr. Pankaj Modi. In connection with the Company's joint venture with Elan, the Company issued 1,000 shares of Series A Preferred Stock, all of which are presently held of record by an affiliate of Elan.

         A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

         Name of
         Beneficial Owner                                     Beneficial Ownership
         ----------------                                     --------------------

                                                              Number of                     Percent of Class
                                                              Shares
 (i)  Directors and Executive Officers

         Anna E. Gluskin                                      1,488,127(1)                        7.2%

         Michael Hawke, M.D.                                     71,000(2)                          *

         Ivan M. Lieberburg, Ph.D., M.D.                         10,000(3)                          *

         Pankaj Modi, Ph.D.                                   1,400,200(4)                        6.8%



         Name of
         Beneficial Owner                                     Beneficial Ownership
         ----------------                                     --------------------

                                                              Number of                     Percent of Class
                                                              Shares
         E. Mark Perri                                        4,542,792(5)                       22.0%

         Rose C. Perri                                        1,438,026(6)                        7.0%

         Jan Michael Rosen                                       92,587(7)                          *

         Officers and directors as a group                    6,666,732(8)                       32.2%

(ii) Other Beneficial Owners (and their addresses)

         EBI, Inc. In Trust
         c/o Miller & Simons
         First Floor, Butterfield Square
         P.O. Box 260                                         1,441,496(9)                        7.0%
         Providencials
         Turks and Cacaos Islands
         British West Indies

         GHI, Inc. In Trust
         c/o Miller & Simons
         First Floor, Butterfield Square
         P.O. Box 260                                         2,500,050(10)                      12.1%
         Providencials
         Turks and Cacaos Islands
         British West Indies

         Smallcap World Fund, Inc.
         c/o Capital Research and                             1,243,467(11)                       6.0%
         Management Company
         333 South Hope Street
         Los Angeles, CA 90071

-------------------
*Less than one percent.

(1) Includes 1,188,000 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 100,000 shares issuable upon the exercise of an option granted under the Company's 1998 Stock Option Plan (the "1998 Plan") and 200,000 shares issuable upon the exercise of an option granted under the Company's 2000 Stock Option Plan (the "2000 Plan").

(2) Includes 50,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan, but does not include 20,000 shares issuable upon the exercise of an option granted under the Company's 2001 Stock Option Plan (the "2001 Plan") which is not presently exercisable but will become exercisable if the 2001 Plan is approved by the stockholders.

(3) Does not include any shares that are owned by, or that may be acquired by, Elan or its affiliates. See Item 13, "Certain Relationships and Related Transactions" for a description of shares of our common stock that are owned by, or that may be acquired by, Elan or its affiliates.

(4) Includes 150,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Does not include 150,000 shares issuable upon the exercise of an option granted under the 2001 Plan which is not presently exercisable but will become exercisable if the 2001 Plan is approved by the stockholders. The options granted under the 2001 Plan were granted on October 23, 2001 with effect as of July 31, 2001 pursuant to the terms of Dr. Modi's consulting agreement, as amended. Dr. Modi also owns all the outstanding shares of the Company's Special Voting Rights Preferred Stock. This stock is not convertible into common stock.

(5) Includes 45,914 shares owned of record by Mr. Perri, and a total of 1,529,382 shares beneficially owned by Mr. Perri but owned of record by EBI, Inc. (1,100,000 shares), GHI, Inc. (124,050 shares) and First Marathon Securities Corp. (305,332 shares). Also includes: (a) 100,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan, (b) 2,376,000 shares owned of record by GHI, Inc., which Mr. Perri may be deemed to beneficially own because of his power to vote the shares but which are beneficially owned by Ms. Gluskin or Ms. Perri; and (c) 341,496 shares owned of record by EBI, Inc., which Mr. Perri may be deemed to beneficially own because of his power to vote the shares but which are beneficially owned by other shareholders because they are entitled to the economic benefits of the shares.

(6) Includes 1,188,000 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 100,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan.

(7) Includes 1,800 shares owned of record by Uniworld Travel and Tours, Inc., and 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan, but does not include 20,000 shares issuable upon exercise of an option granted under the 2001 Plan which is not presently exercisable but will become exercisable if the 2001 Plan is approved by the stockholders.

(8) Includes 500,000 shares issuable upon presenting exercisable options granted under the 1998 Plan, and 690,000 shares issuable upon the exercise of options granted under the 2000 Plan. Does not include any shares issuable upon the exercise of options granted under the 2001 Plan, all of which are subject to stockholder approval of the 2001 Plan. Includes 1,441,496 shares owned of record by EBI, Inc. but beneficially owned or deemed to be beneficially owned by Mr. Perri. Includes 2,500,050 shares owned of record by GHI, Inc. but beneficially owned by Ms. Gluskin, Mr. Perri or Ms. Perri (but eliminates any doublecounting of shares that are beneficially owned by Ms. Gluskin and Ms. Perri but also deemed to be beneficially owned by Mr. Perri).

(9) All these shares also are deemed to be beneficially owned by Mr. Perri because he has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Mr. Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(10) Mr. Perri beneficially owns 124,050 of the shares owned of record by GHI, Inc. by reason of his ownership of investment power and other economic benefits associated with such shares and his sole power to vote the shares. Ms. Gluskin and Ms. Perri each own beneficially 1,188,000 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin and Ms. Perri also are deemed to be beneficially owned by Mr. Perri because he has the sole power to vote the shares.

(11) Includes warrants to purchase a total of 164,467 shares of our common stock.

Item 13.  Certain Relationships and Related Transactions

         The Company acquired Generex Pharmaceuticals, Inc. in October 1997. Prior to the Company's acquisition of Generex Pharmaceuticals, it was a private Canadian corporation majority-owned and controlled by Mr. Perri, Ms. Perri and Ms. Gluskin. Unless otherwise indicated, the transactions described below occurred prior to the acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. The Company presently has a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in the Company.

         Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mr. Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing the Company's oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 (CAD) was repaid by EBI. There were no repayments made in the years ended July 31, 2001, 2000 and 1999. The balance due from EBI at July 31, 2001, was $508,165 (CAD) (approximately $332,289 (US) based on the exchange rate then in effect). These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve certain of the real estate and buildings owned by the Company.

         Loans to and from Stockholders: Between November 1995 and July 31, 1998, companies owned and controlled by Mr. Perri, Ms. Perri and Ms. Gluskin incurred a net indebtedness of $629,234 to Generex Pharmaceuticals, excluding the indebtedness of EBI described in the preceding paragraph. This indebtedness arose from cash advances and the payment by Generex Pharmaceuticals of expenses incurred by these companies, net of repayments and payment of expenses on behalf of Generex Pharmaceuticals. At July 31, 1999, these companies' net indebtedness to Generex Pharmaceuticals, exclusive of the EBI indebtedness described above, was $284,315. At July 31, 2000, this balance had been reduced to zero. The transactions between Generex Pharmaceuticals and entities owned and controlled by Mr. Perri, Ms. Perri and Ms. Gluskin were not negotiated at arms-length, and were not on normal commercial terms. No interest was charged on any of the advances, and the transactions were of far greater financial benefit and convenience to Mr. Perri, Ms. Perri and Ms. Gluskin than to Generex Pharmaceuticals. These transactions and financing arrangements were mostly initiated prior to the transaction in which the Company acquired Generex Pharmaceuticals, and no such transactions have taken place since January 1, 1999. The Company presently has a policy requiring the approval of the Board of Directors, including a majority of disinterested directors, for any transactions in which a director has a material interest apart from such director's interest in the Company.

      Loans to Executive Officers: On May 3, 2001, the Company loaned $334,300 each to Mr. Perri, Ms. Perri and Ms. Gluskin in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and are payable in full on May 1, 2002. These notes are guaranteed by GHI, Inc., a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock currently owned by GHI, Inc. As of October 31, 2001, the balance outstanding on these notes, including accrued interest, was $ 1,046,215. The loans were approved by a majority of the disinterested directors.

      Joint Venture with Elan: In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owed subsidiary of Elan Corporation, plc ("Elan"). Pursuant to the Securities Purchase Agreement dated January 16, 2001, between the Company, Elan and EIS, EIS has the right to nominate one director to the Company's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of the Company's common stock. Dr. Lieberburg is the nominee of EIS thereunder.

         In connection with the transaction, EIS purchased 344,116 shares of our common stock for $5,000,000 and was issued a warrant to acquire 75,000 shares of our common stock at $25.15 per share. If the joint venture achieves certain milestones, we may require EIS to purchase an additional $1,000,000 of our common stock at a 30% premium to the then prevailing fair market value of our common stock. EIS also purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity interest in Generex (Bermuda), Ltd. While we initially own 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our interest in the joint venture entity. Alternatively, the Series A Preferred Stock may be converted, under certain conditions, into shares of our common stock at a conversion price of $25.71 per share. The shares of our common stock and shares of Series A Preferred Stock presently are held of record by an affiliate of EIS.

Part IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)      Exhibits

Exhibit No.                         Description
-----------                         -----------

23.1.1.             Supplemental Consent of Deloitte & Touche LLP,
                        independent public accountant.

23.1.2.             Supplemental Consent of WithumSmith+Brown,
                         independent public accountant.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized, this 26 day of November, 2001.

GENEREX BIOTECHNOLOGY CORPORATION

By:      /s/ Anna E. Gluskin
         ----------------------------
         Anna E. Gluskin, President


         Name                               Capacity in which signed                             Date
         ----                               ------------------------                             ----

/s/ Anna E. Gluskin                 President, Chief Executive Officer                   November 26, 2001
---------------------------         and Director
Anna E. Gluskin


/s/ E. Mark Perri                   Chairman, Chief Financial Officer                    November 26, 2001
---------------------------         and Director
E. Mark Perri                       (principal financial and accounting officer)


/s/ Rose C. Perri                   Secretary, Treasurer, Chief Operating                November 26, 2001
---------------------------         Officer and Director
Rose C. Perri


/s/ Pankaj Modi*                    Vice President, Research and Development             November 26, 2001
---------------------------         and Director
Pankaj Modi


/s/ Michael Hawke*                  Director                                             November 26, 2001
---------------------------
Michael Hawke


/s/ Ivan M. Lieberburg*             Director                                             November 26, 2001
---------------------------
Ivan M. Lieberburg


/s/ Jan Michael Rosen*              Director                                             November 26, 2001
---------------------------
Jan Michael Rosen


*By /s/ E. Mark Perri
---------------------------
E. Mark Perri, as Attorney-in-fact