Form 10-Q
period 2001-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2001-12-14
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2001

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________________ to ______________________.


                        COMMISSION FILE NUMBER: 000-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

         Delaware                                        98-0178636
---------------------------                   ----------------------------------
(State of other jurisdiction of               (IRS Employer Identification No.)
 incorporation or organization)

                          33 HARBOUR SQUARE, SUITE 202
                                TORONTO, ONTARIO
                                 CANADA M5J 2G2
                    (Address of principal executive offices)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's Common Stock, par value $.001, was 20,682,634 as of October 31, 2001.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX


PART I:       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements - unaudited

              Consolidated Balance Sheets --
              October 31, 2001 and July 31, 2001 ..........................   3

              Consolidated Statements of Operations --
              for the three month periods ended October 31, 2001
              and 2000, and cumulative from November 2, 1995,
              to October 31, 2001..........................................   4

              Consolidated Statements of Cash Flows --
              For the three-month periods ended October 31, 2001
              and 2000, and cumulative from November 2, 1995,
              to October 31, 2001..........................................   5

              Notes to Consolidated Financial Statements...................   6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  10

Item 3.       Quantitative and Qualitative Disclosures About
              Market Risk..................................................  16


PART II: OTHER INFORMATION

Item 1.       Legal Proceedings............................................  17

Item 6.       Exhibits and Reports on Form 8-K.............................  17

Signatures.................................................................  18

Item 1.  Consolidated Financial Statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                           October 31,        July 31,
                                                                                              2001              2001
                                                                                       ----------------    ---------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                           $      2,137,331    $    10,109,559
   Short-term investments                                                                    31,533,142         26,892,729
   Officers' loans receivable                                                                 1,046,215          1,023,743
   Miscellaneous receivables                                                                     12,473             12,865
   Other current assets                                                                          73,080            112,620
                                                                                       ----------------    ---------------
         Total Current Assets                                                                34,802,241         38,151,516

Property and Equipment, Net                                                                   3,727,097          3,727,761
Patents, Net                                                                                    487,731            434,307
Deposits                                                                                         17,159             20,000
Due From Related Parties                                                                        322,177            332,289
                                                                                       ----------------    ---------------

         TOTAL ASSETS                                                                  $     39,356,405    $    42,665,873
                                                                                       ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $      2,047,695    $     2,650,773
   Current maturities of long-term debt                                                           9,538              9,634
                                                                                       ----------------    ---------------
         Total Current Liabilities                                                            2,057,233          2,660,407

Long-Term Debt, Less Current Maturities                                                         659,797            683,026

Commitments and Contingencies

Stockholders' Equity:
   Series A, preferred stock, $.001 par value; (liquidation preference
     $12,015,000) authorized 1,000,000 shares, 1,000 shares issued and
     outstanding at October 31, 2001 and at July 31, 2001                                             1                  1
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     October 31, 2001 and at July 31, 2001                                                            1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued
     20,686,526 and 20,681,526 shares at October 31, 2001 and July 31, 2001, respectively and outstanding 20,676,526 and 20,681,526 shares at
     October 31, 2001 and July 31, 2001, respectively                                            20,686             20,681
   Treasury stock, at cost; 10,000 shares                                                       (39,150)               --
   Additional paid-in capital                                                                88,804,354         88,776,859
   Notes receivable - common stock                                                             (319,861)          (314,300)
   Deficit accumulated during the development stage                                         (51,497,170)       (48,913,935)
   Accumulated other comprehensive loss                                                        (329,486)          (246,867)
                                                                                       ----------------    ---------------
         Total Stockholders' Equity                                                          36,639,375         39,322,440
                                                                                       ----------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     39,356,405    $    42,665,873
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                                                                       Cumulative
                                                                                                                         From
                                                                                                                       November 2,
                                                                           For the Three Months Ended                 1995 (Date of
                                                                                     October 31,                      Inception) to
                                                                      --------------------------------------          to October 31,
                                                                            2001                  2000                   2001
                                                                      ----------------      ----------------          --------------
Contract Research Revenues                                            $         --          $      1,000,000          $   1,000,000

Operating Expenses:
   Research and development                                                    676,339             1,019,979             26,772,235
   Research and development - related party                                     --                     --                   220,218
   General and administrative                                                2,228,225             1,324,553             29,979,694
   General and administrative - related party                                   --                     --                   314,328
                                                                      ----------------      ----------------          -------------
       Total Operating Expenses                                              2,904,564             2,344,532             57,286,475
                                                                      ----------------      ----------------          -------------

Operating Loss                                                              (2,904,564)           (1,344,532)           (56,286,475)

Other Income (Expense):
   Miscellaneous income                                                          3,997                --                     22,567
   Interest income                                                             333,534               219,945              2,079,379
   Interest expense                                                            (16,202)              (19,620)              (297,641)
                                                                      ----------------      ----------------          -------------

Net Loss Before the Undernoted                                              (2,583,235)           (1,144,207)           (54,482,170)

Minority Interest Share of Loss                                                 --                 --                     2,985,000
                                                                      ----------------      ----------------          -------------

Net Loss                                                              $     (2,583,235)     $     (1,144,207)         $ (51,497,170)
                                                                      ================      ================          =============
Basic and Diluted Net Loss Per Common
   Share                                                              $           (.12)     $           (.07)
                                                                      ================      ================
Weighted Average Number of Shares of
   Common Stock Outstanding                                                 20,683,646            17,176,462
                                                                      ================      ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                        Cumulative
                                                                                                                           From
                                                                                                                        November 2,
                                                                              For the Three Months Ended               1995 (Date of
                                                                                        October 31,                    Inception) to
                                                                     ----------------------------------------         to October 31,
                                                                            2001                 2000                     2001
                                                                     ----------------     -------------------         --------------
Cash Flows From Operating Activities:
   Net loss                                                          $    (2,583,235)     $        (1,144,207)        $ (51,497,170)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                          91,777                   21,026               533,054
       Minority interest share of loss                                          --                     --                (2,985,000)
       Reduction of notes receivable - common
         stock in exchange for services rendered                                --                     --                   423,882
       Write-off or deferred offering costs                                     --                     --                 3,406,196
       Common stock issued for services rendered                                --                    411,250             2,069,992
       Stock options and warrants issued for
         services rendered                                                      --                     --                 4,588,060
       Preferred stock issued for services rendered                             --                     --                       100
       Founders' shares transferred for services rendered                       --                     --                   353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                              --                     --                    30,620
         Other current assets                                                 39,387                 (153,004)              (78,219)
         Accounts payable and accrued expenses                              (591,025)                 221,764             2,901,096
         Other, net                                                             --                     --                   110,317
                                                                     ---------------      -------------------         -------------
           Net Cash Used in Operating Activities                          (3,043,096)                (643,171)          (40,143,566)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (168,794)                (473,034)           (2,465,765)
   Costs incurred for patents                                                (68,094)                 (57,347)             (535,027)
   Change in restricted cash                                                    --                     --                    (5,595)
   Purchase of short-term investments                                     (4,640,413)             (13,735,738)          (31,533,142)
   Increase in officers' loans receivable                                    (22,472)                  --                (1,046,215)
   Change in deposits                                                          2,840                   27,842                32,355
   Change in notes receivable - common stock                                  (5,561)                  --                   (19,861)
   Change in due from related parties                                           --                     --                (2,255,197)
   Other, net                                                                   --                     --                    89,683
                                                                     ---------------      -------------------         --------------
           Net Cash Used in Investing Activities                          (4,902,494)             (14,238,277)          (37,738,764)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                     --                     --                   993,149
   Repayment of long-term debt                                                (2,274)                  (2,245)             (968,258)
   Change in due to related parties                                             --                     --                   154,541
   Proceeds from exercise of warrants                                           --                     --                 2,256,482
   Proceeds from exercise of stock options                                    27,500                   --                   772,500
   Proceeds from minority interest investment                                   --                     --                 2,985,000
   Proceeds from issuance of preferred stock                                    --                     --                12,015,000
   Purchase of treasury stock                                                (39,150)                  --                   (39,150)
   Proceeds from issuance of common stock, net                                  --                 23,605,925            61,999,294
   Purchase and retirement of common stock                                      --                     --                  (119,066)
                                                                     ---------------      -------------------         --------------
           Net Cash Provided By (Used In) Financing
            Activities                                                       (13,924)              23,603,680            80,049,492

Effect of Exchange Rates on Cash                                             (12,714)                 (11,564)              (29,831)
                                                                     ---------------      -------------------         --------------
Net Increase (Decrease) in Cash and Cash Equivalents                      (7,972,228)               8,710,668             2,137,331
Cash and Cash Equivalents, Beginning of Period                            10,109,559                3,204,905                  --
                                                                     ---------------      -------------------         --------------
 Cash and Cash Equivalents, End of Period                            $     2,137,331      $        11,915,573         $   2,137,331
                                                                     ===============      ===================         ==============

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

    Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2002; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

    Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2001 and 2000, was $2,665,854 and $1,233,416, respectively.

4.  Accounts Payable and Accrued Expenses
    Accounts payable and accrued expenses consist of the following:

                                                     October 31,    July 31,
                                                        2001          2001
                                                     ----------    ----------
    Accounts Payable                                 $  536,003    $  896,061
    Litigation Accruals                                 185,820       191,653
    Clinical                                               --         147,699
    Accrued Legal Fees                                     --         420,360
    Financial Services                                  750,000       995,000
    Executive Compensation                              575,872         --
                                                     ----------    ----------
                 Total                               $2,047,695    $2,650,773
                                                     ==========    ==========

         GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                    (A DEVELOPMENT STAGE COMPANY)
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


5.  Pending Litigation
    On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company's common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to the Company's common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of the Company's common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

    Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, the Company moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied the Company's motion to vacate the award. The Company appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Sands has submitted a motion to the New York Supreme Court to modify and confirm the arbitration panel's award. The Company is opposing Sands' motion and also has filed a motion with the court to vacate the arbitration award. The Company believes that the arbitration panel's award does not accord with the direction of the Appellate Division, as set forth in its order remanding the proceeding to the arbitration panel for further consideration. The Company is not able to estimate an amount or range of possible loss from this legal proceeding at the present time. Therefore, no provision has been recorded in the accompanying financial statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.  Pending Litigation (continued)

    In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called Centrum Technologies Inc. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of Centrum Technologies Inc. as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action and, in the further alternative, to dismiss such action for failure to produce documents referred to in the statement of claim. On December 6, 2001, the Company's preliminary motion to dismiss the action of Centrum Technologies Inc. was heard and granted. The Company intends to continue its vigorous defense of this legal proceeding. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

    In March 1999, a former consultant to the Company commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $94,000 and 1,465 shares of the Company's Common Stock for alleged breach of contract damages and additional amounts in punitive damages. In April 1999, the Company filed a counterclaim for monies the Company believes are due to the Company from this former consultant. The parties have completed discovery and are awaiting a trial date. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which of is not material to the consolidated financial position of the Company.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.  Net Loss Per Share
    Basic EPS and Diluted EPS for the three months ended October 31, 2001 and 2000 have been computed by dividing the net loss for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options have been excluded from the computation of Diluted EPS as they are antidilutive.

7.  Supplemental Disclosure of Cash Flow Information

                                                                                          For the Three Months Ended
                                                                                                 October 31,
                                                                                          --------------------------
                                                                                            2001             2000
                                                                                          -------         ----------
    Cash paid during the period for:
       Interest                                                                           $16,202         $   19,620
       Income taxes                                                                       $  --           $     --

    Disclosure of non-cash investing and financing activities:

    Issuance of warrants as consideration for an equity financing
       agreement were capitalized as deferred offering costs                              $  --           $3,406,196

8.  Transactions With Related Parties
    The Company's change in "Due from Related Parties" for the quarter ended October 31, 2001 represents only the effects of changes in quarter end exchange rates versus those in effect at July 31, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

         We have made statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations, in the Notes to Consolidated Financial Statements and elsewhere in this Report that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

         o the status of activities under our development and license agreement with Eli Lilly and Company;

         o our other clinical and product development programs and other aspects of our business plans;

         o the development of additional products using our buccal delivery technology;

         o our financing goals, plans and future needs; and

         o our expectations of when regulatory approvals will be received or other actions will be taken by parties other than us.

         Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

         o the inherent uncertainties of product development based on a new and as yet not fully proven drug delivery technology;

         o the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations when tested clinically;

         o the inherent uncertainties associated with identification and initial development of product candidates;

         o the inherent uncertainties associated with clinical trials of products candidates;

         o the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates; and

         o adverse developments in our collaboration with Lilly regarding buccal insulin, which is currently our only product candidate that has moved beyond preliminary research and development.

         Additional factors that could affect future results are set forth in our Annual Report on Form 10-K for the fiscal year ended July 31, 2001. We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

         Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company. Under this agreement (the "Lilly Agreement"), Lilly is responsible for conducting clinical trials of the product, securing regulatory approvals and marketing on a worldwide basis. We received $1,000,000 in connection with our entry into the agreement and will receive certain other initial fees and milestone payments subject to the attainment of certain product development milestones, as well as royalty payments based on product sales should any products be approved for commercial sale. Lilly also has the option to develop certain additional products using our buccal delivery technology depending on the success of the initial product.

         In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). The joint venture will pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. The parties intend to select at least one pharmaceutical product for research and development by first anniversary of the formation of the joint venture. The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company.

         In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. While we initially own 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our equity ownership of the joint venture entity.

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

Results of Operations - Three months ended October 31, 2001 and 2000

         We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement in the quarter ended October 30, 2000.

         Our net loss for the quarter ended October 31, 2001 was $2,583,235 versus $1,144,207 in the corresponding quarter of the prior fiscal year. The net loss increased in this fiscal quarter versus the corresponding quarter of the prior fiscal year due to an increase in general and administrative expenses and due the absence of revenues in this fiscal quarter (versus $1,000,000 of Lilly Agreement signing fees recognized in the quarter ended October 31, 2000). These negative items were partially offset by lower research and development expenses and increased interest income.

         The decrease in research and development expenses in the quarter ended October 31, 2001, compared to the quarter ended October 31, 2000, reflects the absence in this fiscal quarter of expenditures related to the completion of our pilot manufacturing facility (which was still under construction and set up during the quarter ended October 31, 2000) and the focus of research and development activities during this fiscal quarter on in vitro and in vivo work in preparation for eventual clinical trials under the Lilly Agreement rather than on completion of clinical trial programs for the purpose of demonstrating the potential applicability of our buccal delivery technology to insulin (which was the case in the quarter ended October 31, 2000).

         The increase in general and administrative expenses in the quarter ended October 31, 2001, compared to the quarter ended October 31, 2000, was primarily the result of additional expenses associated with the bonus compensation awarded during the quarter ended October 31, 2001 to management personnel by the Compensation Committee of the Board of Directors in respect of their fiscal 2001 performance and higher legal expenses associated with material legal proceedings.

         The increase in net interest income was the result of higher cash and short-term investment balances during the quarter, compared to the same quarter of the last fiscal year.

Liquidity and Capital Resources

         To date we have financed our development stage activities primarily through private placements of Common Stock and contract research and milestone payments. At October 31, 2001, we had cash and short term investments (primarily notes of United States corporations) of approximately $33.67 million. At October 31, 2000, our cash and short term investments were approximately $29.62 million. The increase in our cash and short term investments in the quarter ended October 31, 2001, compared with the quarter ended October 31, 2000, was primarily the result of additional equity capital of $10.8 million (net of financing costs of approximately $.75 million) from two private placements in July 2001 of units of securities consisting of 1.0 shares of common stock and warrants to purchase an additional .25 shares of common stock at a price of $9.25 per unit. The additional equity capital was partially offset by the use of cash for ongoing operations throughout the year.

         We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities (including our activities under the Lilly Agreement and under our joint venture with Elan). Beyond that, we may require additional funds to support our working capital requirements or for other purposes and may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

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

Transactions with Affiliates

         On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and are payable in full on May 1, 2002. These notes are guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock currently owned by this related company. As of October 31, 2001, the balance outstanding on these notes, including accrued interest, was $1,046,215.

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

New Accounting Pronouncements

         In June 1998, 1999, and 2000, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, respectively. These statements require companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The adoption on August 1, 2000 of these statements did not have a significant impact on our financial position or results of operations.

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 which provides interpretive guidance. We adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on our financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement did not have a significant impact on our financial position or results of operations.

         In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in our financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for our fiscal year 2002, however management is assessing the impact that SFAS No. 142 will have on our financial position and results of operations.

Item 3.           Quantitative and Qualitative Disclosures About Market Risk

         We are not presently subject to any material market risk exposures. We are exposed to market risk associated with interest rate changes and changes in the exchange rate between U.S. and Canadian currencies.

         We have neither issued nor own any long term debt instruments, or any other financial instruments as to which we would be subject to material risks. At the present time, we maintain our cash in short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits (which do not earn interest). A substantial majority of these instruments and deposits are denominated in U.S. dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short term operating needs in Canada. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between U.S. and Canadian currencies.

                           PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

         This is an update to the description of our pending legal proceeding with Sands Brothers & Co., Ltd. On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of the registrant's common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Sands has submitted a motion to the Supreme Court of New York, County of New York to modify and to confirm the arbitration panel's award. We are opposing Sands' motion and we also have filed a motion with the court to vacate the arbitration award. We believe that the arbitration panel's award does not accord with the direction of the New York State Appellate Division, First Department, as set forth in its order remanding the proceeding to the arbitration panel for further consideration. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.


         For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2001, which is incorporated herein by reference.

Item 6.           Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  none

         (b)      Reports on Form 8-K.

         The following report was filed in the quarter ended October 31, 2001:

         o On November 8, 2001, we filed a Current Report on Form 8-K to update our description of the Sands legal proceeding under Item 5 of Form 8-K - "Other Events".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this Report to be signed on our behalf by the undersigned.

Date:  December 13, 2001

                                    GENEREX BIOTECHNOLOGY CORPORATION


                                By: /s/ E. Mark Perri
                                    --------------------------------------------
                                    E. Mark Perri
                                    Chairman and Chief Financial Officer
                                    (principal financial and accounting officer)