Form 10-K/A
period 2001-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2002-02-27
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                                 Amendment No. 2
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

                        Commission file number 000-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                             98-0178636
             --------                             ----------
    (State or other jurisdiction          (IRS Employer Identification No.)
  of incorporation or organization)

33 Harbour Square, Suite 202, Toronto, Canada        M5J2G2
---------------------------------------------        ------
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

At October 15, 2001, the registrant had 20,682,634 shares of Common Stock outstanding.

                    Documents incorporated by reference: None

         By this amendment, we hereby correct the list of Exhibits that was contained in Item 14 of the Form 10-K that we filed with the Commission on October 29, 2001. The following restates Item 14 in its entirety.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.                   Description
-----------                   -----------

3.1 Restated Certificate of Incorporation of Generex Biotechnology Corporation filed as Exhibit 3-1 to our Quarterly Report on Form 10-Q for the quarter ended April 30, 1999 filed with the Commission on June 14, 1999 is incorporated herein by reference.

3.2 Bylaws of the Company filed as Exhibit 3.2 to our Registration Statement on Form S-1 (File No. 333-82667) filed with the Commission on July 12, 1999 ("1999 S-1") is incorporated herein by reference.

4.1.1 Form of common stock certificate filed as Exhibit 4.1 to our 1999 S-1 is incorporated herein by reference.

4.1.2 Certificate of Designations, Preferences and Rights of Series A Preferred Stock filed as Exhibit 4.4 to our Report on Form 8-K filed with the Commission on January 23, 2001 ("January 2001 8-K") is incorporated herein by reference.

4.2.1 1998 Stock Option Plan filed as Exhibit 4.3 to our 1999 S-1 is incorporated herein by reference.

4.2.2 2000 Stock Option Plan filed as Exhibit 4.3.2 to our Form 10-K for the fiscal year ended July 31, 2000 filed with the Commission on October 30, 2000 is incorporated herein by reference.

4.2.3 2001 Stock Option Plan filed as Exhibit 4.2.3 to our Form 10-K for the fiscal year ended July 31, 2001 filed with the Commission on October 28, 2001 ("2001 10-K").

4.3 Form of Warrant issued to Ladenburg Thalmann & Co., Inc. dated July 6, 2001, filed as Exhibit 4.14 to our Registration Statement on Form S-3 (File No. 333-67118) filed with the Commission on August 8, 2001 is incorporated herein by reference.

4.4.1 Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 3, 2001, filed as Exhibit 1 to our Report on Form 8-K dated July 6, 2001 and filed with the Commission on July 17, 2001 ("July 2001 8-K") is incorporated herein by reference.

4.4.2 Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 3, 2001, filed as Exhibit 2 to our July 2001 8-K is incorporated herein by reference.

4.4.3 Form of Warrant granted to Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 6, 2001, filed as Exhibit 3 to our July 2001 8-K is incorporated herein by reference.

4.5.1 Securities Purchase Agreement entered into with Capital Ventures International, dated July 3, 2001, filed as Exhibit 4 to our July 2001 8-K is incorporated herein by reference.

4.5.2 Registration Rights Agreement entered into with Capital Ventures International, dated July 3, 2001, filed as Exhibit 5 to our July 2001 8-K is incorporated herein by reference.

4.5.3 Warrant granted to Capital Ventures International, dated July 3, 2001, filed as Exhibit 6 to our July 2001 8-K is incorporated herein by reference.

4.6.1 Form of Securities Purchase Agreement entered into with Elliott International, L.P. and Elliott Associates, L.P., dated July 3, 2001, filed as Exhibit 7 to our July 2001 8-K is incorporated herein by reference.

4.6.2 Form of Registration Rights Agreement entered into with Elliott International, L.P. and Elliott Associates, L.P., dated July 3, 2001, filed as Exhibit 8 to our July 2001 8-K is incorporated herein by reference.

4.6.3 Warrant issued to Elliott International, L.P. and Elliott Associates, L.P., dated July 5, 2001, filed as Exhibit 9 to our July 2001 8-K is incorporated herein by reference.

4.7.1 Securities Purchase Agreement between Generex Biotechnology Corporation, Elan International Services, Ltd. and Elan Corporation, plc., dated January 16, 2001, filed as Exhibit 4.1 to our Report on Form 8-K/A dated January 16, 2001 filed with the Commission on February 1, 2001 is incorporated herein by reference.

4.7.2 Registration Rights Agreement between Generex Biotechnology Corporation and Elan International Services, Ltd. dated January 16, 2001 filed as Exhibit 4.2 to our January 2001 8-K is incorporated herein by reference.

4.7.3 Form of Warrant issued to Elan International Services, Ltd. filed as Exhibit 4.3 to our January 2001 8-K is incorporated herein by reference.

4.8.1 Form of Securities Purchase Agreement entered into with certain parties to October 2000 Private Placement filed as Exhibit 2 to our Report on Form 8-K dated October 4, 2000 and filed on October 16, 2000 ("October 2000 8-K") is incorporated herein by reference.

4.8.2 Form of Registration Rights Agreement entered into with certain parties to October 2000 Private Placement filed as Exhibit 3 to our October 2000 8-K is incorporated herein by reference.

4.8.3 Form of Warrant issued to certain parties to October 2000 Private Placement filed as Exhibit 4 to our October 2000 8-K is incorporated herein by reference.

4.9 Securities Purchase Agreement entered into with Smallcap World Fund, Inc. dated September 29, 2000 filed as Exhibit 1 to our October 2000 8-K is incorporated herein by reference.

4.10 Form of Warrant (GCR Series) held by Robert P. Carter, Harvey Kaye, Fittube, Inc., Edward Maskaly and Gulfstream Capital Group, L.C. filed as Exhibit 4.4.2 to our Registration Statement on Form 10 filed with the Commission December 14, 1998, as amended February 24, 1999 ("Form 10"), is incorporated herein by reference.

4.11 Letter Agreement and Warrant with M. H. Meyerson & Co., Inc. dated November 17, 1998 filed as Exhibit 4.4.4 to our Form 10 is incorporated herein by reference.

4.12 Option Agreement with Wolfe Axelrod Weinberger LLC dated January 3, 2000, filed as Exhibit 4.5 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2000 filed with the Commission on March 14, 2000 is incorporated herein by reference.

10.1.1 Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi, filed as Exhibit 10.1.4 to our 2001 10-K.

10.1.2 Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada, filed as Exhibit 10.1.3 to our 2001 10-K.

10.1.3        Assignment and Assumption Agreement with Pankaj Modi filed as
              Exhibit 10.1.2 to our our Registration Statement on Form 10/A filed with the Commission on February 24, 1999 is incorporated herein by reference

10.1.4 Consulting Agreement with Pankaj Modi filed as Exhibit 10.1.1 to our Form 10 is incorporated herein by reference.

10.2 Development and License Agreement dated September 5, 2000 between Generex Biotechnology Corporation and Eli Lilly and Company filed as Exhibit 10.1 to our Report on Form 8-K/A dated September 5, 2000 and filed with the Commission on January 24, 2001 is incorporated herein by reference.

21            Subsidiaries of the Registrant, filed as Exhibit 21 to our 2001
              10-K.

23.1.1 Consent of Deloitte & Touche LLP, independent public accountants, filed as Exhibit 23.1.1 to our 2001 10-K.

23.1.2 Consent of WithumSmith+Brown, independent public accountants, filed as Exhibit 23.1.2 to our 2001 10-K.

24            Powers of Attorney, filed as Exhibit 24 to our 2001 10-K.

----------------

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed by the undersigned, thereunto duly authorized, this 27th day of February, 2002.

GENEREX BIOTECHNOLOGY CORPORATION

By: /s/ Anna E. Gluskin
    --------------------------
    Anna E. Gluskin, President



Pursuant to the requirements of the Securities Exchange Act of 1934, the Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Capacity in which signed                       Date
----                                ------------------------                       ----
/s/ Anna E. Gluskin                 President, Chief Executive Officer             February 27, 2002
---------------------------         and Director
Anna E. Gluskin

/s/ E. Mark Perri                   Chairman, Chief Financial Officer              February 27, 2002
---------------------------         and Director
E. Mark Perri                       (principal financial and accounting officer)


/s/ Rose C. Perri                   Secretary, Treasurer, Chief Operating          February 27, 2002
---------------------------         Officer and Director
Rose C. Perri

/s/ Pankaj Modi*                    Vice President, Research and Development       February 27, 2002
---------------------------         and Director
Pankaj Modi

/s/ Michael Hawke*                  Director                                       February 27, 2002
---------------------------
Michael Hawke

/s/ Ivan M. Lieberburg*             Director                                       February 27, 2002
---------------------------
Ivan M. Lieberburg

/s/ Jan Michael Rosen*              Director                                       February 27, 2002
---------------------------
Jan Michael Rosen

*By /s/ E. Mark Perri
---------------------------
E. Mark Perri, as Attorney-in-fact