Form 10-Q
period 2002-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2002-03-15
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

For the quarterly period ended January 31, 2002

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                       to                      .
                               --------------------      --------------------

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

           Delaware                                  98-0178636
-------------------------------           --------------------------------
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

The number of outstanding shares of the registrant's common stock, par value $.001, was 20,687,327 as of January 31, 2002.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART I:       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements -- unaudited

              Consolidated Balance Sheets --
              January 31, 2002 and July 31, 2001 ....................................................        3

              Consolidated Statements of Operations --
              for the three-month periods ended January 31, 2002
              and 2001, the six-month periods ended January 31,
              2002 and 2001, and cumulative from November 2, 1995
              to January 31, 2002....................................................................        4

              Consolidated Statements of Cash Flows --
              For the six-month periods ended January 31, 2002
              and 2001, and cumulative from November 2, 1995
              to January 31, 2002....................................................................        5

              Notes to Consolidated Financial Statements.............................................        6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................       10

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk......................................................................       16


PART II:      OTHER INFORMATION

Item 6.       Exhibits and Reports on Form 8-K.......................................................       17

Signatures...........................................................................................       18

Item 1.  Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                        January 31,       July 31,
                                                                                       -------------    ------------
                                                                                            2002            2001
                                                                                       --------------   ------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                           $     949,367     $ 10,109,559
   Short-term investments                                                                 28,502,165       26,892,729
   Officers' loans receivable                                                              1,068,691        1,023,743
   Miscellaneous receivables                                                                  12,383           12,865
   Other current assets                                                                       77,825          112,620
                                                                                       -------------     ------------
         Total Current Assets                                                             30,610,431       38,151,516

Property and Equipment, Net                                                                3,999,834        3,727,761

Patents, Net                                                                                 561,981          434,307

Deposits                                                                                          --           20,000

Due From Related Parties                                                                     319,839          332,289
                                                                                       -------------     ------------

         TOTAL ASSETS                                                                  $  35,492,085     $ 42,665,873
                                                                                       =============     ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $   1,675,386     $  2,650,773
   Current maturities of long-term debt                                                        9,663            9,634
                                                                                       -------------     ------------
         Total Current Liabilities                                                         1,685,049        2,660,407

Long-Term Debt, Less Current Maturities                                                      652,533          683,026

Commitments and Contingencies

Stockholders' Equity:
   Series A, preferred stock, $.001 par value; (liquidation preference
     $12,735,900) authorized 1,000,000 shares, issued and outstanding 1,060 and
     1,000 shares at January 31, 2002 and at July 31, 2001, respectively                           1                1
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     January 31, 2002 and at July 31, 2001                                                         1                1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued
     20,697,326 and 20,681,526 shares at January 31, 2002 and July 31, 2001, respectively and outstanding 20,687,326 and 20,681,526 shares at
     January 31, 2002 and July 31, 2001, respectively                                         20,697           20,681
   Treasury stock, at cost; 10,000 shares of common stock                                    (39,150)              --
   Additional paid-in capital                                                             89,621,415       88,776,859
   Notes receivable - common stock                                                          (325,520)        (314,300)
   Deficit accumulated during the development stage                                      (55,776,773)     (48,913,935)
   Accumulated other comprehensive loss                                                     (346,168)        (246,867)
                                                                                       -------------     ------------
         Total Stockholders' Equity                                                       33,154,503       39,322,440
                                                                                       -------------     ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $  35,492,085     $ 42,665,873
                                                                                       =============     ============

                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                            Cumulative
                                                                                                               From
                                                                                                            November 2,
                                                   For the Three Months Ended    For the Six Months Ended   1995 (Date of
                                                         January 31,                 January 31,            Inception) to
                                                  ------------------------     ------------------------      January 31,
                                                    2002          2001            2002          2001            2002
                                                  --------      ----------     ----------    -----------   -------------
                                                                (Restated)                   (Restated)
Contract Research Revenues                       $       --    $        --    $        --    $ 1,000,000    $ 1,000,000

Operating Expenses:
   Research and development                       1,814,408     15,847,930      2,490,747     16,867,909     28,586,643
   Research and development - related party              --             --             --             --        220,218
   General and administrative                     1,967,117      2,570,262      4,195,342      3,894,815     31,946,811
   General and administrative - related party            --             --             --             --        314,328
                                                 ----------    -----------    -----------    -----------    -----------
       Total Operating Expenses                   3,781,525     18,418,192      6,686,089     20,762,724     61,068,000
                                                 ----------    -----------    -----------    -----------    -----------

Operating Loss                                   (3,781,525)   (18,418,192)    (6,686,089)   (19,762,724)   (60,068,000)

Other Income (Expense):
   Miscellaneous income                               3,914         10,658          7,911         10,658         26,481
   Interest income                                  232,933        486,536        566,467        706,481      2,312,312
   Interest expense                                 (15,885)       (14,307)       (32,087)       (33,927)      (313,526)
                                                 ----------    -----------    -----------    -----------    -----------

Net Loss Before the Undernoted                   (3,560,563)   (17,935,305)    (6,143,798)   (19,079,512)   (58,042,733)

Minority Interest Share of Loss                       1,860      2,985,000          1,860      2,985,000      2,986,860
                                                 ----------    -----------    -----------    -----------    -----------

Net Loss                                         (3,558,703)   (14,950,305)    (6,141,938)   (16,094,512)   (55,055,873)

Preferred Stock Dividend                            720,900             --        720,900             --        720,900
                                                 ----------    -----------    -----------    -----------    -----------

Net Loss Available to Common Stockholders        (4,279,603)  $(14,950,305)  $ (6,862,838)  $(16,094,512)  $(55,776,773)
                                                 ==========   ============   ============   ============   ============

Basic and Diluted Net Loss Per Common
  Share                                          $     (.21)  $       (.79)  $       (.33)  $       (.89)
                                                 ==========   ============   ============   ============

Weighted Average Number of Shares of
  Common Stock Outstanding                       20,679,730     18,905,307     20,681,670     18,040,898
                                                 ==========   ============   ============   ============

                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                           For the Six Months Ended               Cumulative From
                                                                                  January 31,                     November 2, 1995
                                                                        ---------------------------------       (Date of Inception)
                                                                             2002                 2001          to January 31, 2002
                                                                        -------------        ------------       -------------------
                                                                                               (Restated)
Cash Flows From Operating Activities:
Net loss                                                                $ (6,141,938)         $(16,094,512)          $(55,055,873)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                         198,379                41,411                639,656
       Minority interest share of loss                                        (1,860)           (2,985,000)            (2,986,860)
       Reduction of notes receivable - common
         stock in exchange for services rendered                                  --                    --                423,882
       Write-off of deferred offering costs                                       --                    --              3,406,196
       Common stock issued for services rendered                              71,172               532,904              2,141,164
       Stock options and warrants issued for
         services rendered                                                    25,000               745,000              4,613,060
       Preferred stock issued for services rendered                               --                    --                    100
       Founders shares transferred for services
         Rendered                                                                 --                    --                353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                                --                15,663                 30,620
         Other current assets                                                 35,158               (39,451)               (82,448)
         Accounts payable and accrued liabilities                           (960,240)             (140,068)             2,531,881
         Other, net                                                               --                    --                110,317
                                                                         -----------          ------------           ------------
           Net Cash Used in Operating Activities                          (6,774,329)          (17,924,053)           (43,874,799)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (559,285)             (943,484)            (2,856,256)
   Purchases of intangibles                                                 (152,433)             (100,520)              (619,366)
   Change in restricted cash                                                      --                    --                 (5,595)
   Purchase of short-term investments                                     (1,609,436)          (25,387,624)           (28,502,165)
   Increase in officers' loans receivable                                    (44,948)                   --             (1,068,691)
   Change in deposits                                                         20,000                27,884                 49,515
   Change in notes receivable - common stock                                 (11,220)               (1,831)               (25,520)
   Change in due from related parties                                             --                    --             (2,255,197)
   Other, net                                                                     --                    --                 89,683
                                                                         -----------          ------------           ------------
           Net Cash Used in Investing Activities                          (2,357,322)          (26,405,575)           (35,193,592)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                       --                    --                993,149
   Repayment of long-term debt                                                (4,554)               (6,479)              (970,538)
   Change in due to related parties                                               --                    --                154,541
   Proceeds from exercise of warrants                                             --               494,250              2,256,482
   Proceeds from exercise of stock options                                    27,500                    --                772,500
   Proceeds from issuance of common stock, net                                    --            28,228,907             61,999,294
   Proceeds from issuance of preferred stock                                      --            12,015,000             12,015,000
   Proceeds from minority interest investment                                  1,860             2,985,000              2,986,860
   Purchase and retirement of common stock                                        --                    --               (119,066)
   Purchase of treasury stock                                                (39,150)                   --                (39,150)
                                                                         -----------          ------------           ------------
           Net Cash (Used In) Provided By Financing
            Activities                                                       (14,344)           43,716,678             80,049,072

Effect of Exchange Rates on Cash and Cash Equivalents                        (14,197)              (26,694)               (31,314)
                                                                         -----------          ------------           ------------
Net Increase (Decrease) in Cash and Cash Equivalents                      (9,160,192)             (639,644)               949,367
Cash and Cash Equivalents, Beginning of Period                            10,109,559             3,204,905                     --
                                                                         -----------          ------------           ------------
Cash and Cash Equivalents, End of Period                                 $   949,367          $  2,565,261           $    949,367
                                                                         ===========          ============           ============

                 The Notes to Consolidated Financial Statements
                     are an integral part of this statement.

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

           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the six months ended January 31, 2002 and 2001, was $6,241,239 and $16,143,061, respectively.

       3.  Accounts Payable and Accrued Expenses
           Accounts payable and accrued expenses consist of the following:

                                                 January 31,       July 31,
                                                     2002            2001
                                               -------------   -------------

           Accounts Payable                    $    521,040    $    896,061
           Litigation Accruals                      184,471         191,653
           Clinical                                    --           147,699
           Accrued Legal Fees                          --           420,360
           Financial Services                       418,000         995,000
           Executive Compensation                   551,875              --
                                               ------------    ------------
                 Total                         $  1,675,386    $  2,650,773
                                               ============    ============

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

           Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, the Company moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied the Company's motion to vacate the award. The Company appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the New York Supreme Court to modify and confirm the arbitration panel's award while the Company filed a motion with the court to vacate the arbitration award. On February 25, 2002, the New York Supreme Court vacated the arbitration panel's award. At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

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

           In March 1999, a former consultant to the Company commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $94,000 and 1,465 shares of the Company's Common Stock for alleged breach of contract damages and additional amounts in punitive damages. In April 1999, the Company filed a counterclaim for monies the Company believes are due to the Company from this former consultant. The parties have completed discovery and the trial date of this action is scheduled to commence the week of April 8, 2002. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which of is not material to the consolidated financial position of the Company.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       5.  Supplemental Disclosure of Cash Flow Information

                                                                                      For the Six Months Ended
                                                                                              January 31,
                                                                                -------------------------------------
                                                                                      2002                 2001
                                                                                ----------------     ----------------

           Cash paid during the period for:
              Interest                                                              $  32,087           $    33,927
              Income taxes                                                          $      --           $        --

           Disclosure of non-cash investing and financing activities:

           Issuance of warrants as consideration for an equity financing
              agreement were capitalized as deferred offering costs                 $      --           $ 3,406,196

           Issuance of Series A Preferred Stock as preferred stock
              dividend                                                              $ 720,900           $        --

       6.  Transactions With Related Parties
           The Company's change in "Due from Related Parties" for the six months ended January 31, 2002 represents only the effects of changes in quarter end exchange rates versus those in effect at July 31, 2001.

       7.  Restatement of Prior Quarter
           To account for the effect of restatements disclosed in the Company's Form 10-K for the year ended July 31 2001, the Company's financial information for the three and six month periods ended January 31, 2001 have been restated to recognize additional compensation expense related to stock options issued to a consultant.

           The following schedule sets forth the quarterly financial information for the three-month period ended January 31, 2001 as previously reported and as restated for the effect of the above mentioned adjustment:

                                                                                    Previously
                                                                                     Reported             Restated
                                                                                ----------------     ----------------
           Contract Research Revenue                                                $         --                  --
           Operating Loss                                                           $(17,673,192)       $(18,418,192)
           Net Loss                                                                 $(14,205,305)       $(14,950,305)
           Net Loss Per Share                                                       $      (0.75)       $      (0.79)

       8.  Preferred Stock Dividend
           On January 15, 2002, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred stock, and resulted in a charge to accumulated deficit of $720,900, which was based upon the original issue price of the preferred shares.

       9.  Subsequent Events
           In February 2002, the Company purchased 31,400 shares of common stock to be held in treasury for $147,346.

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

         o  the status of activities under our joint venture with Elan;

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

         o the inherent uncertainties associated with clinical trials of product candidates;

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

         In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under the joint venture.

         The joint venture is being conducted through Generex (Bermuda), Ltd., a Bermuda limited liability company. In connection with the formation of the joint venture in January 2001, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. While we presently own 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our equity ownership of the joint venture entity.

         Generex (Bermuda), Ltd. has been granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies. In January 2001, using the funds from its initial capitalization, Generex (Bermuda), Ltd. paid a non-refundable license fee of $15,000,000 to Elan in consideration for being granted the rights to utilize the Elan drug delivery technologies.

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin and morphine. In the future, we expect to undertake development of additional products based on this technology that are not covered by the Lilly Agreement or the joint venture with Elan.

Results of Operations

         We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the signing of the Lilly Agreement.

         To account for the effect of restatements disclosed in the Company's Form 10-K for the year ended July 31, 2001, the Company's financial information for the three and six month periods ended January 31, 2001 has been restated to recognize additional compensation expense related to stock options issued to a consultant.

         Our net loss for the quarter ended January 31, 2002, was $3,558,703, versus $14,950,305 for the corresponding quarter of the prior fiscal year. The net loss in the prior fiscal year included the effect of the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda), Ltd. to Elan for technology rights that was partially offset by $2,985,000 of minority interest (reflecting Elan's 19.9% ownership of the joint venture entity). Excluding the effect of the joint venture with Elan, our net loss quarter to quarter increased by approximately $0.6 million, reflecting increased research and development expenses (primarily due to ongoing research and development activities under our collaboration with Lilly as well as proof of concept activities related to buccal morphine) and decreased interest income (due to lower short term interest rates), partially offset by decreased general and administrative expenses (primarily due to decreased compensation expenses associated with consultants).

         Our net loss for the six months ended January 31, 2002, was $6,141,938, versus $16,094,512 for the corresponding period of the prior fiscal year. The prior fiscal year period included the net negative effect of the accounting treatment for our joint venture with Elan, which was partially offset by the $1,000,000 Lilly Agreement signing fee received during the prior fiscal year period. Excluding these items, our net loss for the current period versus the prior fiscal year period increased by approximately $1.07 million, primarily reflecting significantly increased operating expenses. The increase in operating expenses was primarily attributable to increased research and development expenses (reflecting the increased level of research and development activities, particularly in the second quarter of fiscal 2002, partially offset by the absence in the current period of expenses related to the construction and set up of our pilot manufacturing facility) and increased general and administrative expenses (reflecting the executive bonuses paid and higher legal expenses incurred during the first quarter of fiscal 2002).

         During January 2002, we issued 60 additional shares of Series A Preferred Stock to an affiliate of Elan in payment of the 6% annual stock dividend that was required to be paid on the 1,000 outstanding shares of such stock (which were issued in January 2001 as part of our joint venture with Elan). This resulted in a non-cash charge to accumulated deficit of $720,900 that increased the "net loss available to common stockholders" for the three months and six months ended January 31, 2002 by a corresponding amount.

Financial Condition, Liquidity and Resources

         To date we have financed our development stage activities primarily through private placements of common stock and contract research and milestone payments. At January 31, 2002, we had cash and short term investments (primarily notes of United States corporations) of approximately $29.45 million. At July 31, 2001, our cash and short term investments were approximately $37 million. The decrease was attributable to the use of cash for ongoing operations.

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

Transactions with Affiliates

         On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and are payable in full on May 1, 2002. These notes are guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock currently owned by this related company. As of January 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,068,691.

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

         In December 1999, the SEC issued Staff Accounting Bulletin No. 101 (SAB
101), Revenue Recognition in Financial Statements. SAB 101 provides guidance on the recognition, presentation, and disclosure of revenues in financial statements of all public registrants. In October 2000, the SEC issued a Frequently Asked Questions document related to SAB 101 that provides interpretive guidance. We adopted SAB 101 in fiscal year 2001, and the adoption of SAB 101 did not have a significant impact on our financial position or results of operations.

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

         In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

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

                           PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

(a)      Reports on Form 8-K.

         The following Reports on Form 8-K were filed in the quarter ended January 31, 2002:

         o On November 8, 2001, the Company filed a Current Report on Form 8-K to update our description of the Sands legal proceeding (Item 5 of Form 8-K - "Other Events").

         o On January 7, 2002, the Company filed a Current Report on Form 8-K to provide certain disclosures related to the Company's annual meeting of stockholders (Item 5 of Form 8-K - "Other Events").

         o On January 23, 2002, the Company filed a Current Report on Form 8-K to provide certain disclosures about a successful proof of concept study of buccal morphine and about the expansion of the Company's joint venture with Elan to include buccal morphine and the designation of buccal morphine as the initial product for development under the joint venture (Item 5 of Form 8-K - "Other Events").

         o On March 1, 2002, the Company filed a Current Report on Form 8-K to update our description of the Sands legal proceeding (Item 5 of Form 8-K - "Other Events").

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE: March 15, 2002

                                 GENEREX BIOTECHNOLOGY CORPORATION


                                 By: /s/ E. Mark Perri
                                     -------------------------------------
                                     E. Mark Perri
                                     Chairman and Chief Financial Officer