Form 10-Q
period 2002-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2002-06-13
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2002

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ____________________ to ________________________.

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                         98-0178636
-------------------------------                ---------------------------------
(State of other jurisdiction of                (IRS Employer Identification No.)
 incorporation or organization)

                          33 HARBOUR SQUARE, SUITE 202
                                TORONTO, ONTARIO
                                 CANADA M5J 2G2
                    ----------------------------------------
                    (Address of principal executive offices)

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 20,635,426 as of April 30, 2002.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX


PART I:       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements -- unaudited

              Consolidated Balance Sheets --
              April 30, 2002 and July 31, 2001 ......................................................   4

              Consolidated Statements of Operations -- for the three month periods ended April 30, 2002 and 2001, the nine-month periods ended April 30, 2002 and 2001, and cumulative from November 2,
              1995 to April 30, 2002.................................................................   5

              Consolidated Statements of Cash Flows -- For the nine-month periods ended April 30, 2002 and 2001, and cumulative from
              November 2, 1995 to April 30, 2002.....................................................   6

              Notes to Consolidated Financial Statements.............................................   7

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................  12

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk......................................................................  18


PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................  19

Item 4.       Submission of Matters to a Vote of Security Holders....................................  20

Item 5.       Other Information......................................................................  21

Item 6.       Exhibits and Reports on Form 8-K.......................................................  32

Signatures...........................................................................................  33


Part I.    FINANCIAL INFORMATION

Item 1.    Consolidated financial statements


                                GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                            CONSOLIDATED BALANCE SHEETS
                                                    (UNAUDITED)
                                                                                April 30,           July 31,
                                                                                  2002                2001
                                                                                ---------           --------
         ASSETS

Cash and cash equivalents                                                        $ 1,063,147        $10,109,559
Short-term investments                                                            24,491,877         26,892,729
Officers' loans receivable                                                         1,090,902          1,023,743
Miscellaneous receivables                                                             12,560             12,865
Other current assets                                                                 170,404            112,620
                                                                                 -----------        -----------
       Total Current Assets                                                       26,828,890         38,151,516

Property and Equipment, Net                                                        3,979,500          3,727,761

Patents, Net                                                                         707,697            434,307

Deposits                                                                                --               20,000

Due From Related Parties                                                             324,413            332,289
                                                                                 -----------        -----------

         TOTAL ASSETS                                                            $31,840,500        $42,665,873
                                                                                 ===========        ===========
         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                         $ 1,260,577        $ 2,650,773
   Current maturities of long-term debt                                                9,867              9,634
                                                                                 -----------        -----------
         Total Current Liabilities                                                 1,270,444          2,660,407

Long-Term Debt, Less Current Maturities                                              659,426            683,026

Commitments and Contingencies

Stockholders' Equity:
   Series A, preferred stock, $.001 par value; (liquidation
     preference $12,735,900) authorized 1,000,000 shares,
     issued and outstanding 1,060 and 1,000 shares at
     April 30, 2002 and at July 31, 2001, respectively                                     1                  1
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     April 30, 2002 and at July 31, 2001                                                   1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 20,697,326 and 20,681,526 shares
     at April 30, 2002 and July 31, 2001, respectively and
     outstanding 20,635,426 and 20,681,526 shares at
     April 30, 2002 and July 31, 2001, respectively                                   20,697             20,681
   Treasury stock, at cost; 61,900 shares of common stock                           (278,828)              --
   Additional paid-in capital                                                     89,823,743         88,776,859
   Notes receivable - common stock                                                  (331,091)          (314,300)
   Deficit accumulated during the development stage                              (59,015,923)       (48,913,935)
   Accumulated other comprehensive loss                                             (307,970)          (246,867)
                                                                                 -----------        -----------
         Total Stockholders' Equity                                               29,910,630         39,322,440
                                                                                 -----------        -----------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $31,840,500        $42,665,873
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


                                GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)

                                                                                                                      Cumulative
                                                                                                                         From
                                                                                                                      November 2,
                                                        For the Three Months Ended      For the Nine Months Ended    1995 (Date of
                                                       ----------------------------    --------------------------    Inception) to
                                                           2002             2001          2002            2001       April 30, 2002
                                                       ------------     -----------    ----------      -----------   --------------
                                                                                                        (Restated)
Contract Research Revenues                              $     --        $      --      $     --        $ 1,000,000    $ 1,000,000

Operating Expenses:
   Research and development                               1,612,984          718,385      4,103,731     17,586,294     30,199,627
   Research and development - related party                   --               --              --             --          220,218
   General and administrative                             1,788,072        2,369,037      5,983,414      6,263,852     33,734,883
   General and administrative - related party                 --               --             --             --           314,328
                                                        -----------      -----------   ------------   ------------   ------------
       Total Operating Expenses                           3,401,056        3,087,422     10,087,145     23,850,146     64,469,056
                                                        -----------      -----------   ------------   ------------   ------------

Operating Loss                                           (3,401,056)      (3,087,422)   (10,087,145)   (22,850,146)   (63,469,056)

Other Income (Expense):
   Miscellaneous income                                       3,970            2,759         11,881         13,417         30,451
   Interest income                                          173,802          393,223        740,269      1,099,704      2,486,114
   Interest expense                                         (15,866)         (22,657)       (47,953)       (56,584)      (329,392)
                                                        -----------      -----------   ------------   ------------   ------------

Net Loss Before Undernoted                               (3,239,150)      (2,714,097)    (9,382,948)   (21,793,609)   (61,281,883)

Minority Interest Share of Loss                               --               --             1,860      2,985,000      2,986,860
                                                        -----------      -----------   ------------   ------------   ------------

Net Loss                                                 (3,239,150)      (2,714,097)    (9,381,088)   (18,808,609)   (58,295,023)

Preferred Stock Dividend                                      --               --           720,900          --           720,900
                                                        -----------      -----------   ------------   ------------   ------------

Net Loss Available to Common Stockholders               $(3,239,150)     $(2,714,097)  $(10,101,988)  $(18,808,609)  $(59,015,923)
                                                        ===========      ===========   ============   ============   ============
Basic and Diluted Net Loss Per Common
   Share                                                $      (.16)     $      (.14)  $       (.49)  $      (1.02)
                                                        ===========      ===========   ============   ============
Weighted Average Number of Shares of
   Common Stock Outstanding                              20,656,727       19,252,231     20,673,648     18,436,491
                                                        ===========      ===========   ============   ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


                                GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                           (A DEVELOPMENT STAGE COMPANY)
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)



                                                                          For the Nine Months Ended               Cumulative From
                                                                                    April 30,                    November 2, 1995
                                                                        -------------------------------         (Date of Inception)
                                                                             2002               2001             to April 30, 2002
                                                                        -------------       ------------        -------------------
                                                                                             (Restated)
Cash Flows From Operating Activities:
Net loss                                                                $ (9,381,088)       $(18,808,609)           $(58,295,023)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                         308,940              77,641                 750,217
       Minority interest share of loss                                        (1,860)         (2,985,000)             (2,986,860)
       Reduction of notes receivable - common
         stock in exchange for services rendered                               --                  --                    423,882
       Write-off of deferred offering costs                                    --                  --                  3,406,196
       Common stock issued for services rendered                              71,172             662,504               2,141,164
       Stock options and warrants issued for
         services rendered                                                   227,328             745,000               4,815,388
       Preferred stock issued for services rendered                            --                  --                        100
       Founders shares transferred for services
         rendered                                                              --                  --                    353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                             --                 15,703                  30,620
         Other current assets                                                (56,193)            (92,703)               (173,799)
         Accounts payable and accrued liabilities                         (1,379,608)           (396,438)              2,112,513
         Other, net                                                            --                  --                    110,317
                                                                        ------------        ------------            ------------
           Net Cash Used in Operating Activities                         (10,211,309)        (20,781,902)            (47,311,779)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (599,780)         (1,480,492)             (2,896,751)
   Purchases of intangibles                                                 (305,274)           (174,252)               (772,207)
   Change in restricted cash                                                   --                  --                     (5,595)
   Change in short-term investments, net                                   2,400,852         (22,994,261)            (24,491,877)
   Increase in officers' loans receivable                                    (67,159)              --                 (1,090,902)
   Change in deposits                                                         20,000              27,879                  49,515
   Change in notes receivable - common stock                                 (16,791)             (4,874)                (31,091)
   Change in due from related parties                                          --                  --                 (2,255,197)
   Other, net                                                                  --                  --                     89,683
                                                                        ------------        ------------            ------------
           Net Cash Used in Investing Activities                           1,431,848         (24,626,000)            (31,404,422)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                    --                  --                    993,149
   Repayment of long-term debt                                                (6,897)             (2,943)               (972,881)
   Change in due to related parties                                            --                  --                    154,541
   Proceeds from exercise of warrants                                          --                494,250               2,256,482
   Proceeds from exercise of options                                          27,500               --                    772,500
   Proceeds from minority interest investment                                  1,860           2,985,000               2,986,860
   Proceeds from issuance of common stock, net                                 --             28,525,909              61,999,294
   Proceeds from issuance of preferred stock, net                              --             12,015,000              12,015,000
   Purchase and retirement of common stock                                     --                  --                   (119,066)
   Purchase of treasury stock                                               (278,828)              --                   (278,828)
                                                                        ------------        ------------            ------------
           Net Cash Provided By Financing Activities                        (256,365)         44,017,216              79,807,051

Effect of Exchange Rates on Cash and Cash Equivalents                        (10,586)            (18,294)                (27,703)
                                                                        ------------        ------------            ------------
Net Increase (Decrease) in Cash and Cash Equivalents                      (9,046,412)         (1,408,980)              1,063,147

Cash and Cash Equivalents, Beginning of Period                            10,109,559           3,204,905                   --
                                                                        ------------        ------------            ------------
Cash and Cash Equivalents, End of Period                                $  1,063,147        $  1,795,925            $  1,063,147
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



1.   Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2002; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature. Results for the nine months ended April 30, 2002 are not indicative of results for the entire year.

2.   Comprehensive Income/(Loss)
     The Company has adopted the provisions of Statement No. 130, Reporting Comprehensive Income, which modifies the financial statement presentation of comprehensive income and its components.

     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2002 and 2001 was $3,260,552 and $2,784,203, respectively, and for the nine months ended April 30, 2002 and 2001, was $9,442,191 and $18,182,264, respectively.

3.   Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

                                             April 30,       July 31,
                                               2002            2001
                                           ------------    -----------

     Accounts Payable                      $   562,942     $   896,061
     Litigation Accruals                        95,760         191,653
     Clinical                                     --           147,699
     Accrued Legal Fees                           --           420,360
     Financial Services                         50,000         995,000
     Executive Compensation                    551,875            --
                                           -----------     -----------
                 Total                     $ 1,260,577     $ 2,650,773
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

     On February 25, 2002, the New York Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,000 shares of the Company's common stock. Sands has appealed the February 25, 2002 order of the New York Supreme Court to the Appellate Division and the Company has filed a cross-appeal. At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Pending Litigation (continued)

     In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called Centrum Technologies Inc. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of Centrum Technologies Inc. as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action and, in the further alternative, to dismiss such action for failure to produce documents referred to in the statement of claim. On December 6, 2001, the Company's preliminary motion to dismiss the action of Centrum Technologies Inc. was heard and granted. The action of the former business associate of the VP is still pending. The Company intends to continue its vigorous defense of this legal proceeding. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

     In March 1999, a former consultant to the Company commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $94,000 and 1,465 shares of the Company's Common Stock for alleged breach of contract damages and additional amounts in punitive damages. In April 1999, the Company filed a counterclaim for monies the Company believes are due to the Company from this former consultant. In March 2002, this action was settled for an amount that is not material to the consolidated financial position of the Company.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



5.   Supplemental Disclosure of Cash Flow Information

                                                                                            For the Nine months Ended
                                                                                                      April 30,
                                                                                            ---------------------------
                                                                                               2002             2001
                                                                                            ---------         ---------
     Cash paid during the period for:
        Interest                                                                            $  47,953         $   56,584
        Income taxes                                                                        $    --           $     --

     Disclosure of non-cash investing and financing activities:
        The fair value of warrants issued as consideration for an equity financing agreement was initially capitalized as deferred offering
          costs and subsequently expensed                                                   $    --           $3,406,196
        Common stock issued in exchange for note receivable -
          common stock                                                                      $    --           $  250,000
        Issuance of Series A Preferred Stock as preferred stock
          dividend                                                                          $ 720,900         $     --

6.   Transactions With Related Parties
     The Company's change in "Due from Related Parties" for the nine months ended April 30, 2002 represents only the effects of changes in April 30, 2002 exchange rates versus those in effect at July 31, 2001.

7.   Restatement of Prior Quarter
     To account for the effect of restatements disclosed in the Company's Form 10-K for the year ended July 31 2001, the Company's financial information for the nine month period ended April 30, 2001 has been restated to recognize additional compensation expense related to stock options issued to a consultant during the three month period ended January 31, 2001.

     The following schedule sets forth the financial information for the nine month period ended April 30, 2001 as previously reported and as restated for the effect of the above-mentioned adjustment:

                                            Previously
                                             Reported              Restated
                                           -------------         ------------
     Contract Research Revenue             $     --              $    --
     Operating Loss                        $(22,105,146)         $(22,850,146)
     Net Loss                              $(18,063,609)         $(18,808,609)
     Net Loss Per Share                    $      (0.98)         $      (1.02)

8.   Stockholders Equity

     Preferred Stock Dividend
     On January 15, 2002, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred stock, and resulted in a charge to accumulated deficit of $720,900, which was based upon the original issue price of the preferred shares.

     Treasury stock
     The Company purchased 61,900 shares of common stock to be held in treasury for $278,828 during the nine months ended April 30, 2002.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   Stockholders Equity (Continued)

     Warrants
     In March 2002, the Company issued 74,000 warrants to purchase shares of Common Stock, in exchange for certain consulting and financial services. As a result of this issuance, a charge to general and administrative expenses of $227,328 was recorded in the statement of operations.

9.   Subsequent Events

     Subsequent events occurring after April 30, 2002 consist of the following:

     In May 2002, the Company purchased 7,500 shares of common stock to be held in treasury for $28,360.

     In May 2002, the Company extended the due date of the officers' loans receivable to October 1, 2002 at terms comparable to the original loans.

     In June 2002, the Company granted 40,000 options to outside consultants at an exercise price of $7.50 per share under the 2000 Stock Option Plan.

     In June 2002, the Company granted 300,000 options to employees at an exercise price $5.19 per share under the 2001 Stock Option Plan. These options qualified as Incentive Stock Options (ISOs) within the meaning of
     Section 422 of the Internal Revenue Code.

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

         o the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates; and

         o    adverse developments in our collaborations with Lilly and Elan.

         Additional factors that could affect future results are set forth in
Item 5 to this Report. We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

         Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company. Under this agreement (the "Lilly Agreement"), Lilly will be responsible generally for clinical trials of the product, securing regulatory approvals and marketing on a worldwide basis. To date, Lilly has not yet authorized the commencement of clinical trials under the Lilly Agreement.

         We received $1,000,000 in connection with our entry into the Lilly Agreement and will receive certain other initial fees and milestone payments subject to the attainment of certain product development milestones, as well as royalty payments based on product sales should any products be approved for commercial sale. Lilly also has the option to develop certain additional products using our buccal delivery technology depending on the success of the initial product.

         In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under the joint venture. In March 2002, Health Canada approved an Investigational New Drug (IND) application to commence clinical trials of buccal morphine for the treatment of pain, and in May 2002, the U.S. Food and Drug Administration (FDA) approved an IND application for human clinical trials of buccal morphine for the treatment of pain.

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

         Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin and morphine. In the future, we expect to undertake development of additional products based on this technology that are not covered by the Lilly Agreement or the joint venture with Elan. In April 2002, we successfully completed a proof of concept clinical study of fentanyl citrate (a drug used for the treatment of acute pain) using our proprietary platform technology, and in May 2002, we successfully completed a proof of concept clinical study of low molecular weight heparin (a cardiovascular drug used in the treatment of deep vein thrombosis and for the prevention of blood clots) using our proprietary platform technology.

Results of Operations

         We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the signing of the Lilly Agreement.

         To account for the effect of restatements disclosed in our Form 10-K for the year ended July 31, 2001, our financial information for the nine month period ended April 30, 2001 has been restated to recognize additional compensation expense related to stock options issued to a consultant.

         Our net loss for the quarter ended April 30, 2002, was $3,239,150, versus $2,714,097 for the corresponding quarter of the prior fiscal year. Our net loss quarter to quarter increased by approximately $.5 million, reflecting an increase in research and development expenses. The increase is primarily due to expansion of our ongoing research and development activities under our collaborations with Lilly and Elan. Also, we incurred additional expenses associated with proof of concept activities for two new pharmaceutical compounds
- fentanyl citrate and buccal heparin. In addition, we expanded the patent coverage to include technology related to these new compounds and as a result, our net patent balance sheet item was increased to $707,697 compared with $434,307 on July 31, 2001. During the quarter we also experienced a decrease in interest income due to lower short-term interest rates.

         Our net loss for the nine months ended April 30, 2002, was $9,381,088, versus $18,808,609 for the corresponding period of the prior fiscal year. The prior fiscal year period included the negative effect of the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda), Ltd. to Elan for technology rights that was partially offset by $2,985,000 of minority interest (reflecting Elan's 19.9% ownership of the joint venture entity). The net loss was also partially offset by the $1,000,000 Lilly Agreement signing fee received during the prior fiscal year period. Excluding these items, our net loss for the current period versus the prior fiscal year period increased by approximately $1.6 million, primarily reflecting significantly increased operating expenses and decreased interest income (due to lower short-term interest rates). The increase in operating expenses was primarily attributable to increased research and development expenses (reflecting an increased level of research and development activities, including activities under our collaborations with Lilly and Elan as well as our proof of concept studies).

Financial Condition, Liquidity and Resources

         To date we have financed our development stage activities primarily through private placements of common stock and contract research and milestone payments. At April 30, 2002, we had cash and short term investments (primarily notes of United States corporations) of approximately $25.6 million. At July 31, 2001, our cash and short term investments were approximately $37 million. The decrease was attributable to the use of cash for ongoing operations.

         We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities (including our activities under our collaborations with Lilly and Elan). Beyond that, we may require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

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

Transactions with Affiliates

         On May 3, 2001, the Company's three senior officers, who are also directors of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and were originally payable in full on May 1, 2002. The Board of Directors has approved an extension of the payment date for these notes until October 1, 2002. The principal will continue to accrue interest through the extension period. These notes are guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock currently owned by this related company. As of April 30, 2002, the balance outstanding on these notes, including accrued interest, was $1,090,902.

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

On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of the registrant's common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Sands submitted a motion to the Supreme Court of New York, County of New York (the "Supreme Court") to modify and to confirm the arbitration panel's award. We opposed Sands' motion and we also filed a motion with the court to vacate the arbitration award.

On February 25, 2002, the Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,000 shares of the registrant's common stock. The Supreme Court concluded that that the arbitration panel had "disregarded the plain meaning" of the directive given by the New York State Appellate Division, First Department (the "Appellate Division"), in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis." The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified.

Sands has appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We have filed a cross-appeal on issues relating to the disqualification of the arbitration panel. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2001 and subsequent Reports on Form 10-Q, which is incorporated herein by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Generex Biotechnology Corporation was held on March 18, 2002. At the meeting, 14,882,250 shares of Common Stock were represented and entitled to vote. Generex stockholders elected nominees to the Board of Directors, ratified the appointment of Deloitte & Touche LLP as independent public accountants for the fiscal year ending July 31, 2002 and ratified the Generex Biotechnology 2001 Stock Option Plan.




Election of nominees to Board of
Directors for terms expiring April 2003         Votes For       Abstentions
---------------------------------------         ---------       -----------

Anna E. Gluskin                                 14,474,007         408,243

Michael Hawke, M.D.                             14,779,768         102,482

Ivan M. Lieberburg, Ph.D., M.D.                 14,780,968         101,282

Pankaj Modi, Ph.D.                              14,750,373         131,877

E. Mark Perri                                   14,471,659         410,591

Rose C. Perri                                   14,510,703         371,547

Jan Michael Rosen                               14,778,268         103,982



Ratification of Deloitte & Touche LLP
as Independent Public Accountants       Votes For    Votes Against   Abstentions
-------------------------------------   ---------    -------------   -----------

                                        14,723,352       135,190        23,708


Approval of Generex Biotechnology                                                         Broker
Corporation 2001 Stock Option Plan      Votes For      Votes Against     Abstentions     Non-Votes
----------------------------------      ---------      -------------     -----------     ---------
                                        7,549,380         724,796           52,352       6,555,722


Item 5.  Other Information

         This is an update to the subsection entitled "Certain Additional Risk Factors" in our Annual Report on Form 10-K for the fiscal year ended July 31, 2001.

         An investment in our stock is very speculative and involves a high degree of risk. You should consider the following important factors, as well as the other information in this Report and the other reports that we have filed heretofore (and will file hereafter) with the Securities and Exchange Commission, carefully before purchasing our stock. The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements.

Our technologies and products are at an early stage of development.

         We are a development stage company. We have a very limited history of operations, and we do not expect ongoing revenues from operations in the immediately foreseeable future. We have no products approved for commercial sale at the present time. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. We may not be successful in one or more of these stages of the development of our products, or any of the products we develop may not be commercially viable.

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

         We believe that we can use our buccal delivery successfully with other large molecule drugs in addition to insulin. In January 2001, as noted earlier, we entered into a joint venture with a subsidiary of Elan Corporation, plc. The purpose of the joint venture is to pursue the application of certain of our and Elan's drug delivery technologies -- including our large molecule drug delivery technology -- to pharmaceutical products for the treatment of prostate cancer and endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product under the joint venture. We cannot be certain that we can successfully research, develop, obtain regulatory approval for, manufacture, introduce, market or distribute the buccal morphine product to be developed under the joint venture with Elan, nor can we be certain that any buccal morphine product we may develop will be commercially viable.

         Similarly, we cannot be certain that we can successfully research, develop, obtain regulatory approval for and eventually commercialize any product for which we have completed proof of concept studies. Proof of concept studies are the very first step in the long process of product development. It can be years before we will know whether a product for which we might have completed a successful proof of concept will be commercially viable.

We have not, and may not, receive regulatory approval to sell our products.

         We have engaged primarily in research and development activities since our inception. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for oral insulin formulation and buccal morphine product.

         Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technology, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. We cannot assure you that any technologies or products developed by us, either independently or in collaboration with others, will meet the applicable regulatory criteria in order to receive the required approvals for manufacturing and marketing. Delays in obtaining United States or foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

         For similar reasons, we also cannot be certain that we will be able to successfully secure regulatory approval or develop a buccal morphine product or any other product chosen for development under the joint venture with Elan.

We may not become, or stay, profitable even if our products are approved for sale.

       Even if regulatory approval to market our oral insulin product or any other product candidate is obtained, many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

         o acceptance of the formulation by health care professionals and diabetic patients;
         o   the availability, effectiveness and relative cost of alternative diabetes treatments that may be developed by competitors; and
         o   the availability of third-party (i.e., insurer and governmental agency) reimbursements.


We are in a highly competitive market and our competitors may develop alternative therapies.

         We are in competition with pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of alternative drug delivery systems or new drug research and testing, as well as with entities producing and developing injectable drugs. We are aware of a number of companies that are currently seeking to develop new products and non-invasive alternatives to injectable drug delivery, including oral delivery systems, intranasal delivery systems, transdermal systems, and colonic absorption systems. Many of these companies may have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

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

       In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next twelve months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our relationship with Lilly, in our clinical trials or in general economic conditions could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

       Even if we raise funds through equity financing, it will have a dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we need the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price.

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

We depend upon proprietary technology and the status of patents and proprietary technology is uncertain.

         Our long-term success will substantially depend upon our ability to protect our proprietary technology from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. We currently have twelve issued U.S. patents and three allowed U.S. applications pertaining to aspects of buccal delivery technology and covering our oral insulin formulation, and we have two U.S. patent applications and one Canadian patent application pending, also related to aspects of our bucal delivery technology and our oral insulin formulation. In addition, we hold one U.S. patent and two Canadian patents and have one U.S. application pending that pertains to delivery technologies other than our buccal delivery technology.

         We also have an indirect interest in three drug delivery patents held by another company, Centrum Biotechnologies, Inc., which is 50% owned by us. A legal proceeding relating to these patents is described in our Annual Report on Form 10-K for the fiscal year ended July 31, 2001 and subsequent Reports on Form 10-Q.

         Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We cannot be sure that any of our pending patent applications will be granted, or that any patents that we own or will obtain in the future will be valid and enforceable and provide us with meaningful protection from competition. There can be no assurance that we will possess the financial resources necessary to enforce any of our patents. Patents already issued to us or our pending applications may become subject to dispute, and any dispute could be resolved against us. There can also be no assurance that any products that we (or a licensee) may develop will not infringe upon any patent or other intellectual property right of a third party.

         Furthermore, patent applications are maintained in secrecy in the United States until the patents are approved, and in most foreign countries for a period of time following the date from which priority is claimed. A third party's pending patent applications may cover technology that we currently are developing.

         We have conducted original research on a number of aspects relating to buccal drug delivery. While we cannot assure you that any of our products will provide significant commercial advantage, these patents are intended to provide protection for important aspects of our technology, including our insulin formulation and the delivery of our insulin formulation as a spray. Because a substantial number of patents have been issued in the field of alternative drug delivery and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. The coverage claimed in a patent can be significantly reduced before a patent is issued, either in the United States or abroad. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subject to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated.

         There can be no assurance that any products that we (or a licensee) may develop will not infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third party patents, we believe that the patents that we own or have applied for do not infringe any such third party patents, however, there can be no assurance that we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend ourselves in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process and we cannot assure you that any license required under any such patent would be made available to us on acceptable terms, if at all. Litigation may also be necessary to enforce our patents against others or to protect our trade secrets. Such litigation could result in substantial expense, and we cannot assure you that any litigation would be resolved in our favor.

         In addition, intellectual property for our technologies and products will be a crucial factor in our ability to develop and commercialize our products. Large pharmaceutical companies consider a strong patent estate critical when they evaluate whether to enter into a collaborative arrangement to support the research, development and commercialization of a technology. Without the prospect of reasonable intellectual property protection, it would be difficult for a corporate partner to justify the time and money that is necessary to complete the development of a product.

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

         Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the Supreme Court granted Sands' petition to confirm the award and denied our motion to vacate the award. We appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the our common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages).

         The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the Supreme Court to modify the judgment and to confirm the arbitration panel's award while we filed a motion with the court to vacate the arbitration award. On February 25, 2002, the Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,000 shares of our common stock. The Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis". The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands has appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

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

         In developing our products, we may undertake a range of activities, which include engaging in discovery research and process development, conducting pre-clinical and clinical studies, and seeking regulatory approval in the United States and abroad. In all of these areas, we have relatively limited resources and compete against larger multinational pharmaceutical companies. Moreover, even if we undertake these activities in an effective and efficient manner, regulatory approval for the sale of new pharmaceutical products remains highly uncertain since, in our industry, the majority of compounds discovered do not enter clinical studies and the majority of therapeutic candidates fail to show the human safety and efficacy necessary for regulatory approval and successful commercialization.

         Pre-clinical testing and clinical trials must demonstrate that a product candidate is safe and efficacious. The results from pre-clinical testing and early clinical trials may not be predictive of results obtained in subsequent clinical trials, and we cannot be sure that these clinical trials would demonstrate the safety and efficacy necessary to obtain regulatory approval for any product candidates. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in advanced clinical trials, even after obtaining promising results in earlier trials. In addition, certain clinical trials are conducted with patients having the most advanced stages of disease. During the course of treatment, these patients may die or suffer other adverse medical effects for reasons that may not be related to the pharmaceutical agent being tested. Such events can have a negative impact on the statistical analysis of clinical trial results.

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

         Because we have limited resources, we have sought to enter into collaboration agreements with other pharmaceutical companies that will assist us in developing, testing, obtaining governmental approval for and commercializing products using our platform technology. Our primary collaboration agreement at present is our development and license agreement with Eli Lilly and Company. As is often the case in such collaboration agreements, Lilly has substantial control over the supply of bulk drugs for commercial use or for use in clinical trials; the design and execution of clinical studies; the process of obtaining regulatory approval to market the product; and/or the eventual marketing and selling of any approved product. In each of these areas, Lilly, or any other collaborator with whom we may enter into such collaboration agreements, may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. As such, we cannot be sure that either Lilly or any other corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

Third party reimbursement for our products is uncertain.

         In both domestic and foreign markets, sales of our potential products depends in part on the availability of reimbursement for third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot assure you that any of our products will be reimburseable by third-party payors. In addition, we cannot assure you that our products will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

We have a history of losses and may incur additional losses.

         To date, we have not been profitable and our accumulated net loss was approximately $59 million at April 30, 2002. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

         Our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the forseeable future.

The price of our shares may be volatile.

       There may be wide fluctuation in the price of our shares. These fluctuations may be caused by several factors including:

         o announcements of research activities and technology innovations or new products by us or our competitors;
         o   changes in market valuation of companies in our industry generally;
         o   variations in operating results;
         o   changes in governmental regulations;
         o   developments in patent and other proprietary rights;
         o   public concern as to the safety of drugs developed by us or others;
         o results of clinical trials of our products or our competitors' products; and
         o regulatory action or inaction on our products or our competitors' products.

From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our shares. Such activities may result, among other things, in causing the price of our shares to increase on a short-term basis.

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

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

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Reports on Form 8-K.

    The following Reports on Form 8-K were filed in the quarter ended April 30, 2002:

     o On March 1, 2002, the Company filed a Current Report on Form 8-K to update our description of the Sands legal proceeding (Item 5 of Form 8-K - "Other Events").

     o On May 3, 2002, the Company filed an amendment to a Current Report on Form 8-K to file certain amended versions of agreements entered into between the Company, Elan Corporation, plc, Elan International Services, Ltd. and Generex (Bermuda) Ltd. (Item 5 of Form 8-K - "Other Events").

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  June 13, 2002

                                    GENEREX BIOTECHNOLOGY CORPORATION


                                    By: /s/ E. Mark Perri
                                        ------------------------------------
                                        E. Mark Perri
                                        Chairman and Chief Financial Officer