Form 10-K
period 2002-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2002-11-13
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                                   (Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the fiscal year ended July 31, 2002

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to _______________

                        Commission file number 000-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                Delaware                               98-0178636
                --------                               ----------
    (State or other jurisdiction of          (IRS Employer Identification No.)
     incorporation or organization)

        33 Harbour Square, Suite 202, Toronto, Canada            M5J 2G2
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

        Registrant's telephone number, including area code: 416/364-2551

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at October 10, 2002, based on the closing price as of that date, was approximately $20,659,926.

At October 10, 2002, the registrant had 20,100,718 shares of common stock outstanding.

        Documents incorporated by reference: Proxy statement to be filed within 120 days after the end of the fiscal year.

                           Forward-Looking Statements

Certain statements in the "Business" (Item 1) section, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item 7) and elsewhere in this Annual Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Forward-looking statements address, among other things, our expectations concerning the efficacy of our platform buccal delivery technology, our expectations concerning product candidates for our technology, our expectations concerning our development and license agreement with Lilly and other third party collaborations including our joint venture with a subsidiary of Elan Corporation, our expectations of when different phases of clinical activity may commence and our expectations of when regulatory submissions may be filed or when regulatory approvals may be received.

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

  o the inherent uncertainties of product development based on a new and as yet not fully proven drug delivery technology,

  o the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations when tested clinically,

  o the inherent uncertainties associated with clinical trials of product candidates,

  o the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates, and

  o adverse developments in our collaboration with Lilly regarding oral insulin; and

  o adverse developments in our joint venture with a subsidiary of Elan Corporation.

Additional factors that could affect future results are set forth throughout the "Business" (Item 1) section, including the subsection entitled "Certain Additional Risk Factors", and elsewhere in this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview
--------

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

In January 2001, we established a joint venture with a wholly owned subsidiary of Elan Corporation, plc. The joint venture will pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January of 2002, the parties expanded the joint venture to include buccal morphine for the management of pain and selected buccal morphine as the initial product for development under Generex (Bermuda), Ltd. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

The parties will conduct the joint venture through Generex (Bermuda), Ltd., a Bermuda limited liability company. Generex (Bermuda), Ltd. was granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies.

We are a development stage company, and prior to the first quarter of the prior fiscal year had not received any revenues from operations. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for only three products, our oral insulin formulation, morphine and fentanyl. We believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

Buccal Delivery Technology
--------------------------

Our buccal delivery technology involves the preparation of a proprietary formulation in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified generally recognized as safe ("GRAS") by the Food and Drug Administration when used in accordance with specified quantity and other limitations. The resulting formulation is aerosolized with a pharmaceutical grade chemical propellant and is administered to the patient using our proprietary RapidMist(TM) device. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, the patient self-administers the formulation by spraying it into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our insulin product, insulin absorption in the buccal cavity has been shown to be very rapid. We are also evaluating the use of our RapidMist device for the delivery of both morphine and fentanyl.

Buccal Insulin Product
----------------------

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

Other Large Molecule Drug Projects
----------------------------------

We have identified numerous compounds, other than insulin, as candidates for product development.

Morphine and Fentanyl
---------------------

The delivery of morphine and fentanyl by oral formulation (pills) and injection for the treatment of moderate to severe break through and postoperative pain fail to provide patients with adequate relief and control. (Breakthrough and postoperative pain are characterized as being moderate to severe in intensity, having a rapid onset of action and a short to medium duration.) Not only does delivery by pills and injection have a slow onset of action, it is often difficult for patients to adjust their doses, with the result that patients are either over or under medicated. In addition, injections are invasive and require an attendant to administer the medication which reduces the patient's control over the pain and may cause increased anxiety. Often, patients must wait in pain until an attendant can medicate them.

We are attempting to develop a buccal delivery formulation for morphine and fentanyl that will have a critical series of attributes well suited for the treatment of breakthrough and post operative pain and which will be cost effective and will have a demonstrable improvement over current delivery methods. These include fast access to the circulatory system, precise dosing control and a simple, self-administration procedure.

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We have commenced clinical trials in Ecuador and we are in the process of recruiting investigators to conduct clinical trials in Canada. In January of 2002, we filed an Investigational New Drug Application for buccal morphine with the Food and Drug Administration. The buccal morphine product is being developed under our joint venture with a subsidiary of Elan Corporation.

We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002.

Other Products
--------------

We have had discussions of possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with these compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines.

Prior to entering into our agreement with Lilly covering the insulin product, we had not aggressively pursued development opportunities apart from insulin because we believed it was more advantageous to concentrate our resources, particularly our financial resources, on developing the insulin product. While the insulin product remains our first priority, we believe that Lilly's involvement will relieve us of a substantial portion of the costs associated with conducting the clinical program for the insulin product. We believe we have sufficient financial resources to pursue the development of our current products and the initial exploration of additional products.

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

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the pre-clinical tests are submitted to FDA as part of the Investigational New Drug application and are reviewed by FDA before the commencement of human clinical trials. Unless FDA objects to the Investigational New Drug application, the Investigational New Drug application becomes effective 30 days following its receipt by FDA. The Investigational New Drug application for our oral insulin formulation became effective in November 1998. We filed an Investigational New Drug application for buccal morphine in January of 2002.

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

In the United States, the results of pre-clinical studies and clinical trials, if successful, are submitted to FDA in a New Drug Application to seek approval to market and commercialize the drug product for a specified use. FDA may deny a New Drug Application if it believes that applicable regulatory criteria are not satisfied. FDA also may require additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive FDA approval. Even if approved by FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by FDA.

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

Foreign Countries. Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In Ecuador, regulatory authorities approved the limited non-commercial distribution of our oral insulin formulation in September 1998. We obtained regulatory approval to begin clinical trials of our buccal morphine product in Canada in March 2002 and received regulatory approval to begin clinical trials of our fentanyl product in Canada in October, 2002. We are currently in the process of recruiting investigators to conduct clinical trials of our buccal morphine product.

Marketing

We intend to rely on collaborative arrangements with one or more other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

With respect to our insulin product, Lilly has exclusive, worldwide marketing rights to the product under our development and license agreement. With respect to the joint venture with Elan, Elan, may, at its option, choose to market morphine or any other product developed under the joint venture. Except for these arrangements, we do not have any agreements with any other companies for marketing or distributing our products.

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

We own facilities in Brampton, Ontario, and Mississauga, Ontario, all within 25 miles from downtown Toronto, that were purchased with the intention of improving and equipping them for manufacturing. These facilities are currently leased to unrelated third parties, however, we believe we can place these facilities into production of our insulin product or other products within 12 to 18 months lead time if additional production capabilities are necessary.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a commercial supply of any such products.

Components suitable for our RapidMist device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. We believe that the components which now comprise the device will be utilized with the commercial version of our insulin product irrespective of what manufacturing arrangements are ultimately chosen by Lilly, i.e., whether or not we perform the formulating and filling function. We also expect to use the RapidMist device in connection with our buccal morphine and fentanyl products. We have secured supply arrangements with the manufacturers of all components and the propellant that we presently use in our RapidMist device for commercial quantities of such components and the propellant. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of a single source of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Lilly will supply the pharmaceutical compounds that are used in products developed under our agreement with Lilly. We expect that similar arrangements will be made with future development and marketing partners under licensing and development agreements covering other products. While morphine is a controlled substance, it is readily available for use in clinical trials. We currently have the appropriate licenses and facilities for acquiring and storing morphine in Canada. Various regulatory issues surround the import of morphine into the United States and we will need to address these issues prior to commencing clinical trials in the United States.

Intellectual Property

We currently have fifteen issued U.S. patents pertaining to aspects of buccal delivery technology and covering our oral insulin formulation, and we have three U.S. patent applications and one Canadian patent application pending, also related to aspects of our buccal delivery technology, our oral insulin formulation and our oral morphine formulation. In addition, we hold one U.S. patent and two Canadian patents and have one U.S. application pending that pertains to delivery technologies other than our buccal delivery technology.

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

Oral Insulin
------------

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

Aradigm Corporation, which has announced a joint development agreement with Novo Nordisk A/S to jointly develop a pulmonary delivery system for insulin by inhalation, also may be considered a direct competitor of ours in the insulin area. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Eli Lilly and Company. Aradigm began Phase III testing of its inhalation product in the second half of 1998.

Other companies have announced development efforts relating to alternative (to injection) methods of delivering insulin or other large molecule drugs, including Alkermes, which announced a collaboration with Eli Lilly and Company in April 2000 to develop a pulmonary method of administering insulin. Other companies developing alternative means of delivering insulin and other large molecule drugs include: Emisphere Technologies (pills taken orally), Nobex Corporation (pills taken orally), and Nastech Pharmaceuticals (nasal), among others. These companies are at various stages of clinical development.

In addition to other delivery systems for insulin, there are numerous products which have been approved for use in the treatment of Type 2 diabetics in place of or in addition to insulin therapy. These products may also be considered competitive with insulin products.

Pain Management: Morphine and Fentanyl
--------------------------------------

Cephalon, Inc. currently markets Actiq(R) in the United States and has recently acquired the rights to the product in Europe. Actiq delivers buccal transmucosal fentanyl to the cheek walls through the use of a lollipop. On November 4, 1998 the FDA cleared Actiq(R) for marketing for use in the management of breakthrough cancer pain. The product was launched in March 1999 in the United States.

Aradigm Corporation is developing the hand-held AERx Pain Management System for the treatment of breakthrough cancer pain. The AERx Pain Management System is a pulmonary delivery system to deliver the drug through inhalation. AERx has distinct advantages over the administration by injection of morphine and similar opiate-derived pain control drugs. Aradigm has completed Phase II clinical trials of this formulation.

Nastech Pharmaceuticals is developing an intranasal formulation of morphine that is in Phase II clinical trials. Results reported to date show the product to be safe and efficacious in the treatment of episodes of breakthrough pain. Nastech is currently seeking a licensing partner for this product.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2002, our expenditures on research and development were $33,806,737. These included $6,618,820 in the year ended July 31, 2002; $19,929,799 in the year ended July 31, 2001, and $3,568,300 in the year ended July 31, 2000. The increase in our research and development expenses from 2000 to 2001, and the decrease in our research and development expenses in from 2001 to 2002, are due principally to the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda) Ltd. to Elan for technology rights in 2001 (the Company's consolidated net loss, which includes this expense, however, was partially offset by approximately $2.9 million of minority interest, reflecting Elan's 19.9% ownership interest in the joint venture). Without the charge related to this license fee, our research and development expenses would have been $4,929,799 in 2001. This amount has not been adjusted for minority share of loss.


Employees

At September 30, 2002, we had twenty-three full-time employees, including our executive officers and other individuals who work for us full time but are employed by management companies that provide their services. Thirteen of our employees are executive and administrative, six are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and four are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

We also use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, in developing protocols for clinical trials, and in designing, equipping and staffing our manufacturing facilities. We also use non-employee consultants to assist us in business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. Loss of some of these key advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

                        EXECUTIVE OFFICERS AND DIRECTORS

Name                            Age           Position Held with Generex
----                            ---           --------------------------

Gerald Bernstein                 69       Director
Anna E. Gluskin                  51       President, Chief Executive Officer and
                                          Director
Michael Hawke, M.D.              61       Director
Peter Levitch                    70       Director
Pankaj Modi, Ph.D.               48       Vice President, Research and
                                          Development and Director
Rose C. Perri                    35       Chief Operating Officer, Treasurer,
                                          Secretary and Director
J. Michael Rosen                 51       Director


Mark Perri, our former Chairman and Chief Financial Officer, passed away on November 6, 2002.

Gerald Bernstein, M.D. -- Director since October 2002. Dr. Gerald Bernstein was elected a Vice President of the Company effective as of October 1, 2001. Dr. Bernstein acts as a key liaison for the Company on medical and scientific affairs to the medical, scientific and financial communities and consults with the company under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He is a former president of the American Diabetes Association. Dr. Bernstein was elected a director of the Company on October 23, 2002.

Anna E. Gluskin -- Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Michael Hawke, M.D. -- Director since March 2000. Dr. Hawke presently is a Professor in the Departments of Otolaryngology and Pathology at the University of Toronto, and is on the staff of the Departments of Otolaryngology at St. Joseph's Health Center, The Toronto Hospital and Mount Sinai Hospital, all located in Toronto. He has held these positions for more than the previous five years. Dr. Hawke has approximately thirty years experience as a medical researcher, educator and practitioner.

Peter Levitch - Director since October 2002. Mr. Levitch has been President of Peter Levitch & Associates, an independent consulting firm to health professionals since 1981. In this capacity, he advises companies through the various stages of the development of pharmaceuticals, medical devices, biologics and diagnostics, including clinical evaluation and the FDA regulatory approval phases. He has served as an advisor to more than 200 leading biotechnology and biological firms, including Amgen, Genentech, Immunex, DuPont, Baxter and Johnson and Johnson. Prior to 1981, Mr. Levitch was Vice President, Clinical and Regulatory Affairs at Oxford Research International Corp. and held senior positions managing the regulatory and clinical programs at Ortho Diagnostic Systems (a subsidiary of Johnson & Johnson).

Pankaj Modi, Ph.D. -- Director since September 1997. Dr. Modi has served as Vice President, Research and Development of Generex since October 1997. Prior to that time, Dr. Modi was Director of Insulin Research for Generex Pharmaceuticals, Inc., a position he assumed in October 1996. Prior to joining Generex Pharmaceuticals, Dr. Modi was engaged in independent research and was employed as a senior researcher at McMaster University in Hamilton, Ontario from February 1994 through October 1996.

Rose C. Perri -- Director since September 1997. Ms. Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

J. Michael Rosen -- Director since August 2000. Mr. Rosen has been a principal in a number of related travel management and hotel marketing businesses since 1978. The principal companies in this group, all of which are headquartered in Ontario, are Uniworld Travel & Tours, Inc., Nevada Vacations, Inc., Casino Vacations, Inc. and Casino Tours, Inc. Mr. Rosen presently serves as the President or a Vice President, and the Chief Financial Officer, of each of these companies. Mr. Rosen is an accountant by training, and was engaged in the private practice of accounting prior to 1978.

Generex entered into a joint venture with Elan Corporation, plc ("Elan") and certain affiliates of Elan in January 2001. Pursuant to a Securities Purchase Agreement dated January 16, 2001 between Generex, Elan and Elan International Services, Ltd. ("EIS"), a subsidiary of Elan, EIS has the right to nominate one director to Generex's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of common stock. Dr. Lieberburg was the nominee of EIS thereunder. Dr. Lieberburg resigned effective August 1, 2002. EIS has not informed Generex of its nominee to replace Dr. Lieberburg. Under the terms of the Securities Purchase Agreement, the EIS-nominated director may not in any event have more than 15% of the aggregate voting power of the Board of Directors as a whole.

Dr. Modi holds the position of Vice President, Research and Development pursuant to a consulting agreement that was originally entered into as of October 1, 1996, that was amended and supplemented as of January 7, 1998, and that was amended and supplemented as of December 31, 2000. An amendment to Dr. Modi's consulting agreement was approved by the Board of Directors in January 2002. Under the consulting agreement, Generex must use its best efforts to cause Dr. Modi to be nominated for election and elected a director of Generex for as long as the consulting agreement is in force.

There are no family relationships among our officers and directors.


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

In September 2000 we entered into a development and license agreement to work with Eli Lilly and Company on the development of our oral insulin product. Under the terms of the agreement with Lilly, we will receive milestone payments only if the project reaches specified development milestones and we will be entitled to license royalties based on product sales only if the product is successfully brought to market.

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

We believe that we can use our buccal delivery technology successfully with other large molecule drugs in addition to insulin. In January 2001, we entered into a joint venture with a subsidiary of Elan Corporation, plc. The purpose of the joint venture is to pursue the application of certain of our and Elan's drug delivery technologies -- including our large molecule drug delivery technology -- to pharmaceutical products for the treatment of prostate cancer and endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product under the joint venture. We cannot be certain that we can successfully research, develop, obtain regulatory approval for, manufacture, introduce, market or distribute the buccal morphine product to be developed under the joint venture with Elan, nor can we be certain that any buccal morphine product we may develop will be commercially viable.

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

We have engaged primarily in research and development activities since our inception. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for our oral insulin formulation, buccal morphine and fentanyl products.

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

We will have to depend upon others for marketing and distribution of our products, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. Except for the agreement with Lilly relating to our oral insulin product and the agreement with Elan relating to products developed under our joint venture with Elan, we do not have any agreements with other companies for marketing or distributing our products. We may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

If our stock price drops, our stock may be delisted from NASDAQ and become subject to Penny Stock regulations.

During periods in fiscal 2001 and the beginning of fiscal 2002, our share price dropped to close to $1.00 per share. The Nasdaq National Market requires our stock price to be at least $1.00. If we do not meet this requirement in the future, we may be subject to delisting by Nasdaq. We may also be subject to delisting by Nasdaq for failure to meet other criteria, which we currently now meet, such as minimum net tangible assets and net income requirements. If our stock is delisted from Nasdaq, there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for you to sell your shares. In addition, if our stock is not listed on Nasdaq and fails to maintain a price of $5.00 or more per share, our stock would become subject to the SEC's "Penny Stock" rules. These rules require a broker to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule explaining the Penny Stock Market and its risks. In addition, broker/dealers who recommend Penny Stocks to persons other than established customers and accredited investors must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to the sale. In the event our stock becomes subject to these rules, it will become more difficult for broker/dealers to sell our common stock. Therefore shareholders may have more difficulty selling our common stock in the public market.

We will need additional capital, which may not be available to us when we need it.

We have incurred substantial losses from operations since our inception, and we expect to continue to incur substantial losses for the immediately foreseeable future. Under our agreement with Lilly, we expect Lilly to fund a substantial portion of the costs relating to the clinical program and regulatory approvals for our insulin product, and for any other products that may be developed under the agreement should we reach that stage of activity. We have, and may continue to, incur significant costs to fulfill our responsibilities under the agreement with Lilly. We also may require funds in excess of our existing cash resources:

   o to proceed under our joint venture with Elan, which requires us to fund 80% of initial product development costs;
   o to develop new products based on our buccal delivery technology, including clinical testing relating to new products;
   o to develop or acquire other delivery technologies or other lines of business;
   o     to establish and expand our manufacturing capabilities; and
   o to finance general and administrative and research activities that are not related to specific products under development.

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

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next twelve months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our relationship with Lilly or in our joint venture with Elan, in our clinical trials or in general economic conditions could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

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

Our long-term success will substantially depend upon our ability to protect our proprietary technology from infringement, misappropriation, discovery and duplication and avoid infringing the proprietary rights of others. We currently have fifteen issued U.S. patents pertaining to aspects of buccal delivery technology and covering our oral insulin formulation, and we have three U.S. patent applications and one Canadian patent application pending, also related to aspects of our buccal delivery technology, our oral insulin formulation and our oral morphine formulation. In addition, we hold one U.S. patent and two Canadian patents and have one U.S. application pending that pertains to delivery technologies other than our buccal delivery technology. We also have an indirect interest in three drug delivery patents held by another company, Centrum Biotechnologies, Inc., which is 50% owned by us.

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

Furthermore, patent applications are in some situations maintained in secrecy in the United States until the patents are approved, and in most foreign countries for a period of time following the date from which priority is claimed. A third party's pending patent applications may cover technology that we currently are developing.

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

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange therefor, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to Generex Biotechnology common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of Generex Biotechnology common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied our motion to vacate the award. We appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001.

On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the Supreme Court to modify the judgment and to confirm the arbitration panel's award while we filed a motion with the court to vacate the arbitration award.

On February 25, 2002, the Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,020 shares of the our common stock. The Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis". The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands has appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

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

To date, we have not been profitable and our accumulated net loss is approximately $63 million at July 31, 2002. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We also own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin product in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet. We also own two additional spaces at this location one of which is currently leased to third parties and one of which is used for storage. Both of these spaces could be used for manufacturing facilities if necessary. We have obtained regulatory approval for the laboratory facility, and we are currently in the process of obtaining regulatory approval for the pilot manufacturing facility.

In August of 2002, we purchased approximately 23,500 square feet of property located at 11 Carlaw Avenue in Toronto for $2,400,000 CAN, or approximately $1,525,000 US for investment purposes. The property is located adjacent to our current laboratory facility and is currently leased to third parties.

Any additional properties that we own could be used for research, development and tests related to our current and anticipated drug indications as well as potential acquisitions if our current facilities prove inadequate for our needs.

We have first mortgages on our Toronto properties (excluding the property purchased in August 2002) totaling $663,313 at July 31, 2002. Our mortgages require the payment of interest, with minimal principal reduction, prior to their due date (November 1, 2002 with respect to $166,032 and May 25, 2005 with respect to $497,281).

At this time, we do not expect to need manufacturing capabilities beyond our pilot facility before the end of the current fiscal year. We own an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto, for ultimate use in manufacturing. We have done preliminary work on these facilities, but we do not expect to make a substantial investment in improving and equipping them for manufacturing operations until our requirements in this area are better defined. Both properties are currently leased to third parties.

Item 3. Legal Proceedings.

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of Generex Biotechnology common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange therefor, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals common stock applies to Generex Biotechnology common stock since outstanding shares of Generex Pharmaceuticals common stock were converted into shares of Generex Biotechnology common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied our motion to vacate the award. We appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001.

On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the New York Supreme Court to modify the judgment and to confirm the arbitration panel's award while we filed a motion with the court to vacate the arbitration award.

On February 25, 2002, the New York Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,020 shares of Generex Biotechnology common stock. The New York Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The New York Supreme Court found that the arbitration panel's award "lacks a rational basis". The New York Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands has appealed the February 25, 2002 order of the New York Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

Subash Chandarana et al. v Generex Biotechnology Corporation et al. In February 2001, Subash Chandarana, a former business associate of Dr. Pankaj Modi, and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Dr. Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between Chandarana and Modi that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by the company called CTI. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The Plaintiffs brought a cross-motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by Chandarana and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The Court granted our motion to dismiss the action of CTI and denied the plaintiff's cross motion without prejudice to Chandarana to seek leave to bring a derivative action in the name of or on behalf of CBI. Chandarana subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Dr. Modi and us. We have opposed the application which is now pending before the Court. We intend to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Hope Manufacturing, Inc. and Steven Wood. In July, 2002 Hope Manufacturing and Steven Wood commenced actions against certain defendants, including us and certain of our officers, in the Ontario Superior Court of Justice claiming compensatory damages, punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. We believe the claims against us are frivolous and completely without merit. We are not a party to any agreement with the plaintiffs. Most of the requested relief relates to restrictions on the use of patents and information allegedly owned by the plaintiffs, and an accounting for the use of such items. We have not used any patents or information owned by the plaintiffs. All of the patents and information claimed to be owned by the plaintiffs are completely unrelated to any product or technology we are currently developing or intend to develop. Therefore, even if the court were to award some declaratory or injunctive relief, we would not be affected. We are defending this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

We maintain product liability coverage for claims arising from the use of our products in clinical trials, but do not have any insurance that covers our potential liability in any of the legal proceedings described above.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of stockholders in the fourth quarter of the fiscal year ended July 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

"Bid" and "asked" prices for our common stock were quoted on the Nasdaq OTC Electronic Bulletin Board from February 1998 to May 2000. On May 5, 2000, our common stock began trading on The Nasdaq National Market (the "Nasdaq National Market"). Prior to February 1998, there was no public market for our common stock.

The table below sets forth the high and low sales prices of our common stock reported by The Nasdaq National Market for the calendar quarters beginning January 1, 2001.

-------------------------------------- -----------------------------------
                                       Sales Prices
                                       (actual transactions)
-------------------------------------- --------------------- -------------
                                       High                  Low
-------------------------------------- --------------------- -------------

-------------------------------------- --------------------- -------------
2001
-------------------------------------- --------------------- -------------
First quarter                          $11.50                $4.25
-------------------------------------- --------------------- -------------
Second quarter                         $11.60                $4.58
-------------------------------------- --------------------- -------------
Third quarter                          $10.00                $2.91
-------------------------------------- --------------------- -------------
Fourth quarter                         $7.76                 $3.55
-------------------------------------- --------------------- -------------

-------------------------------------- --------------------- -------------
2002
-------------------------------------- --------------------- -------------
First quarter                          $7.40                 $3.86
-------------------------------------- --------------------- -------------
Second quarter                         $5.24                 $2.62
-------------------------------------- --------------------- -------------
Third quarter                          $3.20                 $0.85
-------------------------------------- --------------------- -------------
Fourth quarter (through                $1.55                 $1.05
October 10, 2002)
-------------------------------------- --------------------- -------------

The closing sales price for our common stock reported on October 10, 2002, was $1.41.

At October 10, 2002, there were 634 holders of record of our common stock.

Existing Stock Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

------------------------------- ----------------------------- ----------------------------- -----------------------------
                                                                                            Number of securities
                                                                                            remaining available for
                                                                                            future issuance under
                                Number of securities to       Weighted-average              equity compensation
                                be issued upon exercise       exercise price of             plans (excluding
                                of outstanding options,       outstanding options,          securities reflected in
Plan Category                   warrants and rights           warrants and rights           column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
                                            (a)                          (b)                        (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation
plans approved by
security holders

1998 Stock Option Plan
                                         1,292,500                       $5.12                               0
2000 Stock Option Plan
                                         1,924,500                       $7.70                          75,500
2002 Stock Option Plan
                                         1,665,159                       $8.73                       2,334,841
                                         ---------                       -----                       ---------
Total
                                         4,882,159*                      $8.68                       2,410,341
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation
plans not approved by
security holders                              0                             0                             0
------------------------------- ----------------------------- ----------------------------- -----------------------------
            Total                        4,882,159                       $8.68                       2,410,341
------------------------------- ----------------------------- ----------------------------- -----------------------------

*Does not include 125,000 options granted to consultants in 2001 that were not granted pursuant to a stock option plan.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

In the period from August 1, 2001 until July 31, 2002, we did not offer or sell common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act of 1933.

Item 6. Selected Financial Data.

The following selected financial data is derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements as of July 31, 2002 and for the years ended July 31, 2002 and 2001 have been audited by Deloitte & Touche LLP. Our financial statements for the year ended July 31, 2000 were audited by WithumSmith+Brown.

In thousands, except per share data                             Year Ended July 31
                                                                ------------------

                                      2002         2001          2000          1999         1998           2002*
                                      ----         ----          ----          ----         -----          -----
                                                As Restated**
Operating Results
   Revenue                          $    --      $   1,000      $     --   $       --     $     --       $  1,000
   Net Loss                         $(13,693)    $ (27,097)     $ (8,841)  $   (6,240)    $ (4,664)      $(62,706)
   Net Loss Available to
       Common Stockholders          $(14,414)    $ (27,097)     $ (8,841)  $   (6,240)    $ (4,664)      $(63,328)
   Cash Dividends per share         $     --     $      --      $    --    $       --     $     --       $     --

   Common Stockholders

Loss per Common Share:
  Basic and diluted Net loss
      per common share                  (.70)        (1.44)         (.58)        (.47)        (.46)            --

Financial Positions:
  Total Assets                      $ 28,161     $  42,666      $ 10,341   $    8,890     $  5,456             --
  Long-term Debt                    $    663     $     693      $    772   $      996     $  1,324             --
  Stockholder's Equity              $ 12,863     $  27,307      $  8,415   $    7,310     $  2,642             --

 *Cumulative from November 2, 1995 (Date of Inception) to July 31, 2002. **See Note 17 to the Consolidated Financial Statements included in Item 8.

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

In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owed subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). The joint venture will pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January of 2002, the parties expanded the joint venture to include buccal morphine for the management of pain and selected buccal morphine as the initial product for development under Generex (Bermuda) Ltd. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity interest in Generex (Bermuda), Ltd. While we initially own 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our interest in the joint venture entity. In January of 2002, pursuant to the terms of the agreement with EIS, EIS received a 6% stock dividend of Series A Preferred Stock.

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

We do not expect to receive any revenues from product sales in the current fiscal year. We expect, however, to satisfy all of our cash needs during the current year from capital raised through prior equity financing.

Restatement

Subsequent to the issuance of its financial statements for the year ended July 31, 2001, management determined that its Series A Preferred stock should be reclassified from stockholders' equity, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities," because the redemption feature of the Series A Preferred stock is beyond the control of the Company. This restatement did not affect net loss for the year ended July 31, 2001, nor did it affect total assets. The Series A Preferred stock should have been included outside the statement of stockholders' equity from the date of its issuance in January 2001.

Results of Operations - - 2002 Compared with 2001

We had a net loss of $13,693,034 for the year ended July 31, 2002 (FY 2002) compared to a loss of $27,097,210 in the year ended July 31, 2001 (FY 2001). The net loss for FY 2002 excludes $720,900 in preferred stock dividend on preferred shares. The decrease in our FY 2002 net loss resulted from:

o decreases in research and development expenses (to $6,618,820 from $19,929,799) and
o decreases in general and administrative expenses (to $7,911,626 from $12,507,740).

The decrease in our expenses was partially offset by a decrease in interest and other income. Our interest and miscellaneous income (net of income expense) in FY 2002 decreased to $784,852 from $1,355,329 in FY 2001 due to decreases in our cash and short-term investments. We did not receive any revenues in FY 2002. In FY 2001, we received $1,000,000 in revenue from our agreement with Lilly.

The principal reasons for the decrease in our research and development expense from 2002 to 2001 resulted from the accounting treatment for our joint venture with Elan, which resulted in a $15,000,000 research and development expense for the license fee paid by Generex (Bermuda) Ltd. to Elan for technology rights in 2001 (the Company's consolidated net loss, which includes this expense, however, was partially offset by approximately $2.9 million of minority interest, reflecting Elan's 19.9% ownership interest in the joint venture.).

Our general and administrative expenses decreased due to reductions in various categories of these expenses, including:

       o a reduction of approximately $4,000,000 in financial services expenses, principally due to a decrease in the number and value of compensatory warrants and options issued; and
       o a reduction of approximately $700,000 in the amount of consulting fees paid.

Our expense reductions were partially offset by an increase in executive compensation of approximately $900,000 and small increases in other expense categories.

In both of the last two fiscal years, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses ($1,144,252 in FY 2002 and $5,100,361 in FY 2001) were paid partially through the issuance of shares of common stock and/or warrants and options to purchase common stock.

In addition, in FY 2002, the minority shareholder's share of the loss generated by Generex (Bermuda), Ltd., was $52,560 as compared to a $2,985,000 minority interest share of loss in FY 2001.


Results of Operations - - 2001 Compared with 2000

We had a net loss of $27,097,210 in the year ended July 31, 2001 (FY 2001) compared to a loss of $8,841,047 in the year ended July 31, 2000 (FY 2000). The increase in our FY 2001 net loss resulted from increases in research and development expenses (to $19,929,799 from $3,568,300) and in general and administrative expenses (to $12,507,740 from $5,475,656). Our interest and miscellaneous income (net of interest expense) in FY 2001 increased to $1,355,329 from $202,909 in FY 2000. The accounting treatment of the minority shareholder's share of the loss generated by Generex (Bermuda), Ltd., resulted in a $2,985,000 minority interest share of loss. In addition, we received $1,000,000 in revenues in connection with the agreement with Lilly.

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


Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider certain accounting policies related to impairment of long-lived assets, intangible assets and accrued liabilities to be critical to our business operations and the understanding of our results of operations:

o Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized on the Statement of Operations.
o Intangible Assets. The Company has intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, the Company uses an estimate of undiscounted operating income and related cash flow over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record impairment changes for these assets not previously recorded. o Estimating accrued liabilities, specifically litigation accruals. Management's current estimated ranges of liabilities related to pending litigation are based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on the Company's consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position or cash flows.


Liquidity and Capital Resources

To date we have financed our development stage activities primarily through private placements of common stock. In FY 2002, we granted stock options, warrants and shares of common stock to consultants, advisors and employees with a value of $430,887 for services rendered, all of which are included in general and administrative expenses. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through July 31, 2002, we repurchased a total of 96,500 shares of common stock to be held in treasury for $395,531, at an average price of $4.10 per share. Notwithstanding the repurchase of 96,500 shares of common stock, our net loss resulted in a decrease in stockholders' equity to $25,598,492 at July 31, 2002, versus $39,322,440 at July 31, 2001.

At July 31, 2002, we had on hand cash and short term investments (primarily notes of U.S. corporations) of approximately $21 million versus approximately $37 million at July 31, 2001.

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

Transactions with Affiliates

On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock owned by this related company. On June 3, 2002, the Company's Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Subsequent to July 31, 2002, pursuant to a decision made as of August 30, 2002, these loans were satisfied by application of pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

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


Contractual Obligations

The following is a summary of our contractual obligations as of July 31, 2002:

                                                         Payments Due by Period
---------------------------------------------------------------------------------------------------------
                                                  Less than 1                                     After
Contractual Obligations               Total          Year        1-3 Years      4-5 Years        5 years
---------------------------------------------------------------------------------------------------------
Long-Term Debt                      $663,313        172,453       490,860           None            None
---------------------------------------------------------------------------------------------------------
Operating Leases                    $ 50,195         22,352        27,033            810            None
---------------------------------------------------------------------------------------------------------
Total Contractual Cash              $713,508        194,805       517,893            810            None
Obligations
---------------------------------------------------------------------------------------------------------

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, "Business Combinations". SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 141 is applicable to business combinations beginning July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Intangible assets previously recorded, in the Company's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2003, and management does not expect the adoption of SFAS No. 142 will have a significant effect on the Company's financial position and results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 on January 1, 2003, and does not expect that this statement will have a material impact on the Company's consolidated financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. The Company's management does not expect the adoption of SFAS No. 144 to have a significant impact on our consolidated financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company's management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations

Item 7A. Quantitative and Qualitative Disclosures About Market Price

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

Item 8.  Financial Statements and Supplementary Data

Supplementary Financial Information
-----------------------------------

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2002. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

                                              Q1                 Q2               Q3                Q4
                                       -------------     -------------     -------------    --------------
Fiscal Year July 31, 2002:
--------------------------

As Previously Reported
----------------------
 Contract research revenue             $          --     $          --     $          --    $           --
 Operating loss                        $  (2,904,564)    $  (3,781,525)    $  (3,401,056)   $   (3,927,708)
 Net loss                              $  (2,583,235)    $  (3,558,703)    $  (3,239,150)   $   (3,812,708)
 Net loss available to common
   Shareholders                        $  (2,583,235)    $  (4,279,603)    $  (3,239,150)   $   (3,812,708)
 Net loss per share                    $       (0.12)    $       (0.21)    $       (0.16)   $         (.18)
 Series A Preferred stock              $          --     $          --     $          --    $   12,735,900
 Stockholders' Equity:
   Series A Preferred stock                        1                 1                 1                --
   Special Voting Rights,
     preferred stock                               1                 1                 1                 1
   Common stock                               20,686            20,697            20,697            20,697
   Treasury stock                            (39,150)          (39,150)         (278,828)         (395,531)
   Additional paid in capital             88,804,354        89,621,415        89,823,743        77,220,231
   Notes receivable - common
     stock                                  (319,861)         (325,520)         (331,091)         (336,885)
   Accumulated deficit                   (51,497,170)      (55,776,773)      (59,015,923)      (63,327,869)
   Accumulated other
     comprehensive loss                     (329,486)         (346,168)         (307,970)         (318,052)
                                       -------------     -------------     -------------    --------------
     Total Stockholders' Equity        $  36,639,375     $  33,154,503     $  29,910,630    $   12,862,592
                                       =============     =============     =============    ==============

As Restated
-----------
 Contract research revenue             $          --     $          --      $         --    $           --
 Operating loss                        $  (2,904,564)    $  (3,781,525)    $  (3,401,056)   $   (3,927,708)
 Net loss                              $  (2,583,235)    $  (3,558,703)    $  (3,239,150)   $   (3,812,708)
 Net loss available to common
   Shareholders                        $  (2,583,235)    $  (4,279,603)    $  (3,239,150)   $   (3,812,708)
 Net loss per share                    $       (0.12)    $       (0.21)    $       (0.16)   $         (.18)
 Series A Preferred stock(1)           $  12,015,000     $  12,735,900     $  12,735,900    $   12,735,900
 Stockholders' Equity:
   Special Voting Rights,
   preferred stock                     $           1     $           1     $           1    $            1
   Common stock                               20,686            20,697            20,697            20,697
   Treasury stock                            (39,150)          (39,150)         (278,828)         (395,531)
   Additional paid in capital             76,789,355        76,885,516        77,087,844        77,220,231
   Notes receivable - common
     stock                                  (319,861)         (325,520)         (331,091)         (336,885)
   Accumulated deficit                   (51,497,170)      (55,776,773)      (59,015,923)      (63,327,869)
   Accumulated other
     comprehensive loss                     (329,486)         (346,168)         (307,970)         (318,052)
                                       -------------     -------------     -------------    --------------
     Total Stockholders' Equity(1)     $  24,624,375      $ 20,418,603      $ 17,174,730    $   12,862,592
                                       =============     =============      =============   ==============

                                             Q1                 Q2                Q3              Q4
                                       -------------     --------------     -------------    ------------
Fiscal Year July 31, 2001:
--------------------------

As Previously reported
----------------------
 Contract research revenue             $   1,000,000     $           --     $          --    $         --
 Operating loss                        $  (1,344,532)    $  (17,673,192)    $  (3,087,422)   $ (8,587,393)
 Net loss                              $  (1,144,207)    $  (14,205,305)    $  (2,714,097)   $ (8,288,601)
 Net loss per share                    $       (0.07)    $        (0.75)    $       (0.14)   $      (0.42)
 Series A Preferred stock              $          --     $           --     $          --    $         --
 Stockholders' Equity:
   Series A Preferred stock                       --                  1                 1               1
   Special Voting Rights,
     preferred stock                               1                  1                 1               1
   Common stock                               18,769             19,185            19,294          20,681
   Additional paid in capital             57,855,993         75,109,464        75,785,956      88,776,859
   Notes receivable - common
     stock                                   (54,118)           (55,949)         (308,992)       (314,300)
   Accumulated deficit                   (22,960,932)       (37,166,237)      (39,880,334)    (48,913,935)
   Accumulated other
     comprehensive loss                     (254,735)          (214,075)         (284,181)       (246,867)
                                       -------------     --------------     -------------    ------------
     Total Stockholders' Equity        $  34,604,978     $   37,692,390     $  35,331,745    $ 39,322,440
                                       =============     ==============     =============    ============


As Restated
------------
 Contract research revenue             $   1,000,000     $           --     $          --    $         --
 Operating loss                        $  (1,344,532)    $  (18,418,192)    $  (3,087,422)   $ (8,587,393)
 Net loss                              $  (1,144,207)    $  (14,950,305)    $  (2,714,097)   $ (8,288,601)
 Net loss per share                    $       (0.07)    $        (0.79)    $       (0.14)   $      (0.42)
 Series A Preferred stock(1)           $          --     $   12,015,000     $  12,015,000    $ 12,015,000
 Stockholders' Equity:
   Special Voting Rights,
     preferred stock                               1                  1                 1               1
   Common stock                               18,769             19,185            19,294          20,681
   Additional paid in capital             57,855,993         63,094,465        63,770,957      76,761,860
   Notes receivable - common
     stock                                   (54,118)           (55,949)         (308,992)       (314,300)
   Accumulated deficit                   (22,960,932)       (37,166,237)      (39,880,334)    (48,913,935)
   Accumulated other
     comprehensive loss                     (254,735)          (214,075)         (284,181)       (246,867)
                                       -------------     --------------     -------------    ------------
     Total Stockholders' Equity(1)     $  34,604,978     $   25,677,390     $  23,316,745    $ 27,307,440
                                       =============     ==============     =============     ===========

(1) The Company's interim financial information for Q2 of fiscal year ended July 31, 2001 through Q3 of fiscal year ended July 31, 2002, has been restated to reflect a management's determination that its Series A preferred stock should be reclassified from stockholders' equity to the mezzanine section of the balance sheet. See Note 17 to audited financial statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                            PAGE


Independent Auditors' Reports                                              F-1-2


Consolidated Balance Sheets
July 31, 2002 and 2001 (as restated)                                        F-3


Consolidated Statements of Operations
For the Years Ended July 31, 2002, 2001 and 2000
and Cumulative From Inception to July 31, 2002                              F-4


Consolidated Statements of Changes in Stockholders' Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2002 (as restated)                                           F-5-11


Consolidated Statements of Cash Flows
For the Years Ended July 31, 2002, 2001 and 2000
and Cumulative From Inception to July 31, 2002                             F-12


Notes to Consolidated Financial Statements                               F-13-34

Independent Auditors' Report

To the Board of Directors and Stockholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation and subsidiaries (a development stage company) as of July 31, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and for the period from November 2, 1995 (date of inception) to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements as of and for the year ended July 31, 2000, and for the period from November 2, 1995 (date of inception) through July 31, 2000 were audited by other auditors whose report, dated September 14, 2000, expressed an unqualified opinion on those statements. The financial statements for the period November 2, 1995 (date of inception) through July 31, 2000 reflect total revenues and net loss of $-0- and $21,816,725, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the financial position of the Company as at July 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended, and for the period from November 2, 1995 (date of inception) to July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 17, the financial statements for the year ended July 31, 2001 have been restated.


/s/ DELOITTE & TOUCHE LLP
-------------------------
DELOITTE & TOUCHE LLP
Chartered Accountants


Toronto, Ontario
October 7, 2002

INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders,
Generex Biotechnology Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows the year ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000 of Generex Biotechnology Corporation and Subsidiaries (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended July 31, 2000, and the cumulative amounts of operations and cash flows for the period November 2, 1995 (date of inception) to July 31, 2000 of Generex Biotechnology Corporation and Subsidiaries in conformity with accounting principles generally accepted in the United States of America.



/s/ WithumSmith+Brown
New Brunswick, New Jersey
September 14, 2000

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                       July 31,
                                                                                       ------------------------------------
                                                                                              2002                2001
                                                                                       ----------------     --------------
                                                                                                              As Restated
                                                                                                             (see Note 17)
         ASSETS

Current Assets:
   Cash and cash equivalents                                                           $      8,131,463    $    10,109,559
   Short-term investments                                                                    12,862,757         26,892,729
   Officers' loans receivable                                                                 1,114,084          1,023,743
   Miscellaneous receivables                                                                     12,493             12,865
   Other current assets                                                                         221,629            112,620
                                                                                       ----------------    ---------------
         Total Current Assets                                                                22,342,426         38,151,516

Property and Equipment, Net                                                                   4,033,094          3,727,761
Patents, Net                                                                                    830,142            434,307
Deposits                                                                                        632,401             20,000
Due From Related Party                                                                          322,685            332,289
                                                                                       ----------------    ---------------

         TOTAL ASSETS                                                                  $     28,160,748    $    42,665,873
                                                                                       ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $      1,898,943    $     2,650,773
   Current maturities of long-term debt                                                         172,453              9,634
                                                                                       ----------------    ---------------
         Total Current Liabilities                                                            2,071,396          2,660,407

Long-Term Debt, Less Current Maturities                                                         490,860            683,026
Commitments and Contingencies (Note 7)
Series A Preferred stock, $.001 par value; authorized 1,000,000 shares, issued and outstanding 1,060 and 1,000 at July 31, 2002
   and 2001, respectively                                                                    12,735,900         12,015,000
Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value; authorized,
     issued and outstanding 1,000 shares at July 31, 2002 and 2001                                    1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 20,697,326 and 20,681,526 shares at July 31, 2002
     and 2001, respectively and outstanding 20,600,826 and
     20,681,526 shares at July 31, 2002 and 2001, respectively                                   20,697             20,681
   Treasury stock, at cost; 96,500 shares of common stock
     at July 31, 2002                                                                          (395,531)                --
   Additional paid-in capital                                                                77,220,231         76,761,860
   Notes receivable - common stock                                                             (336,885)          (314,300)
   Deficit accumulated during the development stage                                         (63,327,869)       (48,913,935)
   Accumulated other comprehensive loss                                                        (318,052)          (246,867)
                                                                                       ----------------    ---------------
         Total Stockholders' Equity                                                          12,862,592         27,307,440
                                                                                       ----------------    ---------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     28,160,748    $    42,665,873
                                                                                       ================    ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                      Cumulative
                                                                          For the Years Ended                         November 2,
                                                                                   July 31,                          1995 (Date of
                                                          -----------------------------------------------------      Inception) to
                                                               2002                 2001             2000           July 31, 2002
                                                          ----------------   ----------------   ---------------     ---------------
Revenues                                                  $         --        $  1,000,000        $         --        $  1,000,000

Operating Expenses:
   Research and development                                  6,618,820          19,929,799           3,568,300          33,586,519
   Research and development - related party                         --                  --                  --             220,218
   General and administrative                                7,911,626          12,507,740           5,475,656          34,791,292
   General and administrative- related party                        --                  --                  --             314,328
                                                          ------------        ------------        ------------        ------------
       Total Operating Expenses                             14,530,446          32,437,539           9,043,956          68,912,357
                                                          ------------        ------------        ------------        ------------

Operating Loss                                             (14,530,446)        (31,437,539)         (9,043,956)        (67,912,357)

Other Income (Expense):
   Miscellaneous income                                         15,995              10,664               7,906              34,565
   Interest income                                             833,167           1,417,847             272,808           2,579,012
   Interest expense                                            (64,310)            (73,182)            (77,805)           (345,749)
                                                          ------------        ------------        ------------        ------------

Net Loss Before Undernoted                                 (13,745,594)        (30,082,210)         (8,841,047)        (65,644,529)

Minority Interest Share of Loss                                 52,560           2,985,000                  --           3,037,560
                                                          ------------        ------------        ------------        ------------

Net Loss                                                   (13,693,034)        (27,097,210)         (8,841,047)        (62,606,969)

Preferred Stock Dividend                                       720,900                  --                  --             720,900
                                                          ------------        ------------        ------------        ------------

Net Loss Available to Common Stockholders                 $(14,413,934)       $(27,097,210)       $ (8,841,047)       $(63,327,869)
                                                          ============        ============        ============        ============

Basic and Diluted Net Loss Per Common
   Share                                                  $       (.70)       $      (1.44)       $       (.58)
                                                          ============        ============        ============

Weighted Average Number of Shares of
   Common Stock Outstanding                                 20,660,079          18,769,077          15,189,781
                                                          ============        ============        ============

The Notes to Consolidated Financial Statements are an integral part of these statements.


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002


                                             SVR
                                          Preferred                 Common                    Treasury
                                            Stock                    Stock                     Stock
                                            -----                    -----                     -----
                                      Shares     Amount      Shares        Amount      Shares        Amount
                                      ------    -------    -----------    ---------    --------    ----------
Balance November 2, 1995
  (Inception)                              -    $     -              -    $       -           -    $        -
Issuance of common stock for cash,
  February 1996, $.0254                    -          -        321,429          321           -             -
Issuance of common stock for cash,
  February 1996, $.0510                    -          -         35,142           35           -             -
Issuance of common stock for cash,
  February 1996, $.5099                    -          -        216,428          216           -             -
Issuance of common stock for cash,
  March 1996, $10.2428                     -          -          2,500            3           -             -
Issuance of common stock for cash,
  April 1996, $.0516                       -          -        489,850          490           -             -
Issuance of common stock for cash,
  May 1996, $.0512                         -          -        115,571          116           -             -
Issuance of common stock for cash,
  May 1996, $.5115                         -          -        428,072          428           -             -
Issuance of common stock for cash,
  May 1996, $10.2302                       -          -        129,818          130           -             -
Issuance of common stock for cash,
  July 1996, $.0051                        -          -      2,606,528        2,606           -             -
Issuance of common stock for cash,
  July 1996, $.0255                        -          -        142,857          143           -             -
Issuance of common stock for cash,
  July 1996, $.0513                        -          -         35,714           36           -             -
Issuance of common stock for cash,
  July 1996, $10.1847                      -          -         63,855           64           -             -
Costs related to issuance of common
  stock                                    -          -              -            -           -             -
Founders Shares transferred for
  services rendered                        -          -              -            -           -             -
Comprehensive Income (Loss):
  Net loss                                 -          -              -            -           -             -
  Other comprehensive income (loss)
    Currency translation adjustment        -          -              -            -           -             -

      Total Comprehensive Income
        (Loss)                             -          -              -            -           -             -
                                      ------    -------    -----------    ---------    --------    ----------
Balance, July 31, 1996                     -    $     -      4,587,764       $4,588           -    $        -
                                      ======    =======    ===========    =========    ========    ==========


                                                                     Deficit
                                                        Notes      Accumulated      Accumulated
                                      Additional     Receivable    During the          Other           Total
                                       Paid-In        - Common     Development     Comprehensive    Stockholders'
                                       Capital          Stock         Stage         Income (Loss)      Equity
                                     ------------    ----------    ------------    -------------    ------------
Balance November 2, 1995
  (Inception)                        $          -    $        -    $          -    $           -               -
Issuance of common stock for cash,
  February 1996, $.0254                     7,838             -               -                -           8,159
Issuance of common stock for cash,
  February 1996, $.0510                     1,757             -               -                -           1,792
Issuance of common stock for cash,
  February 1996, $.5099                   110,142             -               -                -         110,358
Issuance of common stock for cash,
  March 1996, $10.2428                     25,604             -               -                -          25,607
Issuance of common stock for cash,
  April 1996, $.0516                       24,773             -               -                -          25,263
Issuance of common stock for cash,
  May 1996, $.0512                          5,796             -               -                -           5,912
Issuance of common stock for cash,
  May 1996, $.5115                        218,534             -               -                -         218,962
Issuance of common stock for cash,
  May 1996, $10.2302                    1,327,934             -               -                -       1,328,064
Issuance of common stock for cash,
  July 1996, $.0051                        10,777             -               -                -          13,383
Issuance of common stock for cash,
  July 1996, $.0255                         3,494             -               -                -           3,637
Issuance of common stock for cash,
  July 1996, $.0513                         1,797             -               -                -           1,833
Issuance of common stock for cash,
  July 1996, $10.1847                     650,282             -               -                -         650,346
Costs related to issuance of common
  stock                                   (10,252)            -               -                -         (10,252)
Founders Shares transferred for
  services rendered                       330,025             -               -                -         330,025
Comprehensive Income (Loss):
  Net loss                                      -             -        (693,448)               -        (693,448)
  Other comprehensive income (loss)
    Currency translation adjustment             -             -               -           (4,017)         (4,017)
                                                                   ------------    -------------    ------------
      Total Comprehensive Income
        (Loss)                                  -             -        (693,448)          (4,017)       (697,465)
                                     ------------    ----------    ------------    -------------    ------------
Balance, July 31, 1996               $  2,708,501    $                ($693,448)         ($4,017)     $2,015,624
                                     ============    ==========    ============    =============================

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002


                                                SVR
                                             Preferred               Common                  Treasury
                                               Stock                  Stock                    Stock
                                               -----                  -----                    -----
                                         Shares     Amount      Shares        Amount    Shares        Amount
                                         ------    -------    -----------    ---------  --------    ----------
Balance, August 1, 1996                       -    $     -      4,587,764       $4,588         -    $        -
Issuance of common stock for cash,
    September 1996, $.0509                    -          -          2,143            2         -             -
Issuance of common stock for cash,
    December 1996, $10.2421                   -          -          1,429            1         -             -
Issuance of common stock for cash,
    January 1997, $.0518                      -          -          1,466            1         -             -
Issuance of common stock for cash,
    March 1997, $10.0833                      -          -             12            -         -             -
Issuance of common stock for cash,
    May 1997, $.0512                          -          -          4,233            4         -             -
Issuance of common stock for cash,
    May 1997, $.5060                          -          -      4,285,714        4,286         -             -
Costs related to issuance of common
    stock, May 1997                           -          -              -            -         -             -
Issuance of common stock for cash,
    May 1997, $10.1194                        -          -         18,214           18         -             -
Issuance of common stock for cash,
    June 1997, $.0504                         -          -         10,714           11         -             -
Issuance of common stock for cash,
    June 1997, $.5047                         -          -         32,143           32         -             -
Issuance of common stock for cash,
    June 1997, $8.9810                        -          -         29,579           30         -             -
Issuance of common stock for cash,
    June 1997, $10.0978                       -          -            714            1         -             -
Issuance of common stock for cash,
    July 1997, $10.1214                       -          -         25,993           26         -             -
Costs related to issuance of common
    stock                                     -          -              -            -         -             -
Founders Shares transferred for
    services rendered                         -          -              -            -         -             -
Comprehensive Income (Loss):
    Net loss                                  -          -              -            -         -             -
    Other comprehensive income (loss)
       Currency translation adjustment        -          -              -            -         -             -
            Total Comprehensive Income
              (Loss)
                                         ------    -------    -----------    ---------  --------    ----------

Balance, July 31, 1997                        -    $     -      9,000,118       $9,000         -    $        -
                                         ======    =======    ===========    =========  ========    ==========


                                                                        Deficit
                                                          Notes       Accumulated      Accumulated
                                         Additional     Receivable     During the         Other            Total
                                          Paid-In        - Common     Development     Comprehensive    Stockholders'
                                          Capital         Stock          Stage         Income (Loss)     Equity
                                        ------------    ----------    ------------    -------------    ------------
Balance, August 1, 1996                   $2,708,501    $        -       ($693,448)         ($4,017)     $2,015,624
Issuance of common stock for cash,
    September 1996, $.0509                       107             -               -                -             109
Issuance of common stock for cash,
    December 1996, $10.2421                   14,635             -               -                -          14,636
Issuance of common stock for cash,
    January 1997, $.0518                          75             -               -                -              76
Issuance of common stock for cash,
    March 1997, $10.0833                         121             -               -                -             121
Issuance of common stock for cash,
    May 1997, $.0512                             213             -               -                -             217
Issuance of common stock for cash,
    May 1997, $.5060                       2,164,127             -               -                -       2,168,413
Costs related to issuance of common
    stock, May 1997                         (108,421)            -               -                -        (108,421)
Issuance of common stock for cash,
    May 1997, $10.1194                       184,297             -               -                -         184,315
Issuance of common stock for cash,
    June 1997, $.0504                            529             -               -                -             540
Issuance of common stock for cash,
    June 1997, $.5047                         16,190             -               -                -          16,222
Issuance of common stock for cash,
    June 1997, $8.9810                       265,618             -               -                -         265,648
Issuance of common stock for cash,
    June 1997, $10.0978                        7,209             -               -                -           7,210
Issuance of common stock for cash,
    July 1997, $10.1214                      263,060             -               -                -         263,086
Costs related to issuance of common
    stock                                    (26,960)            -               -                -         (26,960)
Founders Shares transferred for
    services rendered                         23,481             -               -                -          23,481
Comprehensive Income (Loss):
    Net loss                                       -             -      (1,379,024)               -      (1,379,024)
    Other comprehensive income (loss)
       Currency translation adjustment             -             -               -            3,543           3,543
                                                                      ------------    -------------    ------------
            Total Comprehensive Income
              (Loss)                                                    (1,379,024)           3,543      (1,375,481)
                                        ------------    ----------    ------------    -------------    ------------
Balance, July 31, 1997                    $5,512,782    $        -     ($2,072,472)           ($474)     $3,448,836
                                        ============    ==========    ============    =============    ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002

                                                     SVR
                                                  Preferred                Common                Treasury
                                                    Stock                  Stock                  Stock
                                                    -----                  -----                  -----
                                              Shares     Amount    Shares        Amount     Shares       Amount
                                              ------    -------  -----------    ---------  --------    ----------
Balance, August 1, 1997                            -    $     -    9,000,118       $9,000         -    $        -
Issuance of warrants issued in exchange
  for services rendered, October 1997, $.50        -          -            -            -         -             -
Issuance of common stock in exchange
  for services rendered, December 1997, $0.05      -          -      234,000          234         -             -
Issuance of SVR Preferred Stock in exchange
  for services rendered, January 1998, $.001   1,000          1            -            -         -             -
Shares issued pursuant to the January 9, 1998
  reverse merger between GBC-Delaware, Inc.
  and Generex Biotechnology Corporation            -          -    1,105,000        1,105         -             -
Issuance of common stock for cash,  March
  1998, $2.50                                      -          -       70,753           71         -             -
Issuance of common stock for cash,  April
  1998, $2.50                                      -          -       60,000           60         -             -
Issuance of common stock in exchange
  for services rendered, April 1998, $2.50         -          -       38,172           38         -             -
Issuance of common stock for cash,  May
  1998, $2.50                                      -          -      756,500          757         -             -
Issuance of common stock in exchange
  for services rendered, May 1998, $2.50           -          -      162,000          162         -             -
Issuance of warrants issued in exchange
  for services rendered, May 1998, $.60            -          -            -            -         -             -
Issuance of common stock for cash,  June
  1998, $2.50                                      -          -      286,000          286         -             -
Exercise of warrants for cash, June
  1998, $0.0667                                    -          -      234,000          234         -             -
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50         -          -       24,729           24         -             -
Comprehensive Income (Loss):
   Net loss
   Other comprehensive income (loss)
     Currency translation adjustment               -          -            -            -         -             -

          Total Comprehensive Income (Loss)
                                              ------    -------  -----------    ---------  --------    ----------
Balance, July 31, 1998                         1,000         $1   11,971,272      $11,971         -    $        -
                                              ======    =======  ===========    =========  ========    ==========

                                                                                  Deficit
                                                                    Notes       Accumulated      Accumulated
                                                   Additional     Receivable    During the          Other           Total
                                                    Paid-In        - Common     Development     Comprehensive    Stockholders'
                                                    Capital         Stock          Stage        Income (Loss)       Equity
                                                  ------------    ----------    ------------    -------------    ------------
Balance, August 1, 1997                           $  5,512,782    $        -     ($2,072,472)           ($474)     $3,448,836
Issuance of warrants issued in exchange
  for services rendered, October 1997, $.50            234,000             -              -                 -         234,000
Issuance of common stock in exchange
  for services rendered, December 1997, $0.05           10,698             -              -                 -          10,932
Issuance of SVR Preferred Stock in exchange
  for services rendered, January 1998, $.001                99             -              -                 -             100
Shares issued pursuant to the January 9, 1998
  reverse merger between GBC-Delaware, Inc.
  and Generex Biotechnology Corporation                 (1,105)            -              -                 -               -
Issuance of common stock for cash,  March
  1998, $2.50                                          176,812             -              -                 -         176,883
Issuance of common stock for cash,  April
  1998, $2.50                                          149,940             -              -                 -         150,000
Issuance of common stock in exchange
  for services rendered, April 1998, $2.50              95,392             -              -                 -          95,430
Issuance of common stock for cash,  May
  1998, $2.50                                        1,890,493             -              -                 -       1,891,250
Issuance of common stock in exchange
  for services rendered, May 1998, $2.50               404,838             -              -                 -         405,000
Issuance of warrants issued in exchange
  for services rendered, May 1998, $.60                300,000             -              -                 -         300,000
Issuance of common stock for cash,  June
  1998, $2.50                                          714,714             -              -                 -         715,000
Exercise of warrants for cash, June
  1998, $0.0667                                         15,374             -              -                 -          15,608
Issuance of common stock in exchange
   for services rendered, June 1998, $2.50              61,799             -              -                 -          61,823
Comprehensive Income (Loss):
   Net loss                                                  -             -      (4,663,604)               -      (4,663,604)
   Other comprehensive income (loss)
     Currency translation adjustment                         -             -              -          (198,959)       (198,959)
                                                                                ------------                     ------------
          Total Comprehensive Income (Loss)                  -             -      (4,663,604)        (198,959)     (4,862,563)
                                                  ------------    ----------    ------------    -------------    ------------
Balance, July 31, 1998                              $9,565,836    $        -     ($6,736,076)       ($199,433)     $2,642,299
                                                  ============    ==========    ============    =============    ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002



                                                            SVR
                                                         Preferred                Common                Treasury
                                                           Stock                   Stock                  Stock
                                                           -----                   -----                  -----
                                                       Shares   Amount    Shares       Amount       Shares     Amount
                                                       ------   ------  ----------    -------       ------    -------
Balance, August 1, 1998                                1,000    $1.00   11,971,272    $11,971            -    $    -
Issuance of common stock for cash,  August
    1998, $3.00                                            -        -      100,000        100            -         -
Issuance of common stock for cash,  August
    1998, $3.50                                            -        -       19,482         19            -         -
Redemption of common stock for cash,
    September 1998, $7.75                                  -        -      (15,357)       (15)           -         -
Issuance of common stock for cash,
    September - October 1998, $3.00                        -        -      220,297        220            -         -
Issuance of common stock for cash, August -
    October 1998, $4.10                                    -        -      210,818        211            -         -
Issuance of common stock in exchange for
    services rendered, August - October 1998,-$2.50        -        -       21,439         21            -         -
Issuance of common stock in exchange for
    services rendered, August - October 1998,-$4.10        -        -       18,065         18            -         -
Issuance of Common Stock in exchange
    for services rendered,
    September 1998, 4.10                                   -        -      180,000        180            -         -
Issuance of warrants in exchange for
    services rendered, October 1998, $.26                  -        -            -          -            -         -
Issuance of stock options in exchange for
    services rendered, November 1998, $1.85                -        -            -          -            -         -
Issuance of warrants in exchange for
    services rendered, November 1998, $1.64                -        -            -          -            -         -
Issuance of common stock for cash,
    November 1998 - January 1999, $3.50                    -        -      180,000        180            -         -
Issuance of common stock for cash,
    November 1998 - January 1999, $4.00                    -        -      275,000        275            -         -
Issuance of common stock for cash,
    November 1998 - January 1999, $4.10                    -        -       96,852         97            -         -
Issuance of common stock in exchange
    for services rendered, November 1998 -
    January 1999, $4.10                                    -        -       28,718         29            -         -
Issuance of common stock for cash,
    November 1998 - January 1999, $5.00                    -        -       20,000         20            -         -
Issuance of common stock for cash,
    November 1998 - January 1999, $5.50                    -        -       15,000         15            -         -
Issuance of common stock in exchange for
    services rendered, January 1999, $5.00                 -        -          392          -            -         -
Issuance of common stock for cash,
    February 1999, $5.00                                   -        -        6,000          6            -         -
Issuance of common stock in exchange for
    services rendered, February 1999, $6.00                -        -        5,000          5            -         -
Issuance of common stock for cash,
    March 1999, $6.00                                      -        -       11,000         11            -         -
Issuance of common stock for cash,
    April 1999, $5.50                                      -        -      363,637        364            -         -
Issuance of warrants in exchange for
    services rendered, April 1999, $3.21                   -        -            -          -            -         -
Issuance of warrants in exchange for
    services rendered, April 1999, $3.17                   -        -            -          -            -         -
Issuance of warrants in exchange for
    services rendered, April 1999, $2.89                   -        -            -          -            -         -
Issuance of warrants in exchange for
    services rendered, April 1999, $3.27                   -        -            -          -            -         -
Stock adjustment                                           -        -          714          1            -         -
Issuance of common stock for cash,
    May 1999, $5.50                                       -         -      272,728        273            -         -
Issuance of common stock in exchange for
    services rendered, May - June 1999, $5.50             -         -       60,874         61            -         -
Exercise of warrants for cash, June 1999, $5.50           -         -      388,375        389            -         -
Exercise of warrants in exchange for note
    receivable, June 1999, $5.00                          -         -       94,776         95            -         -
Exercise of warrants in exchange for services
    rendered, June 1999, $5.00                            -         -       13,396          3            -         -
Reduction of note receivable in exchange for
    services rendered                                     -         -            -          -            -         -
Shares tendered in conjunction with warrant
    exercise, June 1999, $7.8125                          -         -     (323,920)      (324)           -         -
Exercise of warrants for shares tendered,
    June 1999, $5.00                                      -         -      506,125        506            -         -
Cost of warrants redeemed for cash                        -         -            -          -            -         -
Cost related to warrant redemption, June 1999             -         -            -          -            -         -
Costs related to issuance of common stock                 -         -            -          -            -         -
Comprehensive Income (Loss):
    Net Loss                                              -         -            -          -            -         -
    Other comprehensive income (loss):
       Currency translation adjustment                    -         -            -          -            -         -

            Total Comprehensive Income (Loss)
                                                      ------  -------   ----------  ---------     --------    ------
Balance, July 31, 1999                                $1,000       $1   14,740,683    $14,741                 $    -
                                                      ======  =======   ==========  =========     ========    ======

                                                                                      Deficit
                                                                        Notes       Accumulated      Accumulated
                                                       Additional     Receivable    During the          Other           Total
                                                        Paid-In        - Common     Development     Comprehensive    Stockholders'
                                                        Capital         Stock          Stage        Income (Loss)       Equity
                                                      ------------    ----------    ------------    -------------    ------------
Balance, August 1, 1998                                 $9,565,836    $        -     ($6,736,076)       ($199,433)     $2,642,299
Issuance of common stock for cash,  August
    1998, $3.00                                            299,900             -               -                -         300,000
Issuance of common stock for cash,  August
    1998, $3.50                                             68,168             -               -                -          68,187
Redemption of common stock for cash,
    September 1998, $7.75                                 (119,051)            -               -                -        (119,066)
Issuance of common stock for cash,
    September - October 1998, $3.00                        660,671             -               -                -         660,891
Issuance of common stock for cash, August -
    October 1998, $4.10                                    864,142             -               -                -         864,353
Issuance of common stock in exchange for
    services rendered, August - October 1998,-$2.50         53,577             -               -                -          53,598
Issuance of common stock in exchange for
    services rendered, August - October 1998,-$4.10         74,048             -               -                -          74,066
Issuance of Common Stock in exchange
    for services rendered,
    September 1998, 4.10                                   737,820             -               -                -         738,000
Issuance of warrants in exchange for
    services rendered, October 1998, $.26                    2,064             -               -                -           2,064
Issuance of stock options in exchange for
    services rendered, November 1998, $1.85                 92,500             -               -                -          92,500
Issuance of warrants in exchange for
    services rendered, November 1998, $1.64                246,000             -               -                -         246,000
Issuance of common stock for cash,
    November 1998 - January 1999, $3.50                    629,820             -               -                -         630,000
Issuance of common stock for cash,
    November 1998 - January 1999, $4.00                  1,099,725             -               -                -       1,100,000
Issuance of common stock for cash,
    November 1998 - January 1999, $4.10                    397,003             -               -                -         397,100
Issuance of common stock in exchange
    for services rendered, November 1998 -
    January 1999, $4.10                                    117,715             -               -                -         117,744
Issuance of common stock for cash,
    November 1998 - January 1999, $5.00                     99,980             -               -                -         100,000
Issuance of common stock for cash,
    November 1998 - January 1999, $5.50                     82,485             -               -                -          82,500
Issuance of common stock in exchange for
    services rendered, January 1999, $5.00                   1,960             -               -                -           1,960
Issuance of common stock for cash,
    February 1999, $5.00                                    29,994             -               -                -          30,000
Issuance of common stock in exchange for
    services rendered, February 1999, $6.00                 29,995             -               -                -          30,000
Issuance of common stock for cash,
    March 1999, $6.00                                       65,989             -               -                -          66,000
Issuance of common stock for cash,
    April 1999, $5.50                                    1,999,640             -               -                -       2,000,004
Issuance of warrants in exchange for
    services rendered, April 1999, $3.21                   160,500             -               -                -         160,500
Issuance of warrants in exchange for
    services rendered, April 1999, $3.17                   317,000             -               -                -         317,000
Issuance of warrants in exchange for
    services rendered, April 1999, $2.89                   144,500             -               -                -         144,500
Issuance of warrants in exchange for
    services rendered, April 1999, $3.27                   184,310             -               -                -         184,310
Stock adjustment                                                (1)            -               -                -               -
Issuance of common stock for cash,
    May 1999, $5.50                                      1,499,731             -               -                -       1,500,004
Issuance of common stock in exchange for
    services rendered, May - June 1999, $5.50              334,746             -               -                -         334,807
Exercise of warrants for cash, June 1999, $5.50          1,941,484             -               -                -       1,941,873
Exercise of warrants in exchange for note
    receivable, June 1999, $5.00                           473,787      (473,882)              -                -               -
Exercise of warrants in exchange for services
    rendered, June 1999, $5.00                              66,967             -               -                -          66,980
Reduction of note receivable in exchange for
    services rendered                                            -        38,979               -                -          38,979
Shares tendered in conjunction with warrant
    exercise, June 1999, $7.8125                        (2,530,301)            -               -                -      (2,530,625)
Exercise of warrants for shares tendered,
    June 1999, $5.00                                     2,530,119             -               -                -       2,530,625
Cost of warrants redeemed for cash                          (3,769)            -               -                -          (3,769)
Cost related to warrant redemption, June 1999             (135,431)            -               -                -        (135,431)
Costs related to issuance of common stock               (1,179,895)            -               -                -      (1,179,895)
Comprehensive Income (Loss):
    Net Loss                                                     -             -      (6,239,602)               -      (6,239,602)
    Other comprehensive income (loss):
       Currency translation adjustment                           -             -               -            1,393           1,393
                                                                                    ------------    -------------    ------------
            Total Comprehensive Income (Loss)                                         (6,239,602)           1,393      (6,238,209)
                                                      ------------    ----------    ------------    -------------    ------------
Balance, July 31, 1999                                 $20,903,728     ($434,903)   ($12,975,678        ($198,040)     $7,309,849
                                                      ============    ==========    ============    =============    ============

                                      F-8

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002


                                                           SVR
                                                         Preferred          Common                Treasury
                                                          Stock             Stock                   Stock
                                                          -----             -----                   -----
                                                     Shares   Amount    Shares     Amount     Shares      Amount
                                                     ------   ------  -----------  -------    ------    ----------
Balance, August 1, 1999                              1,000       $1   14,740,683   $14,741         -    $        -
Adjustment for exercise of warrants recorded
    June 1999, $5.00                                     -        -       (2,300)       (2)        -             -
Issuance of common stock for cash,
    September 1999, $6.00                                -        -        2,500         2         -             -
Issuance of common stock for cash pursuant to
    private placement, January 2000, $4.25               -        -      470,590       471         -             -
Financing costs associated with private placement,
    January, 2000                                        -        -            -         -         -             -
Issuance of stock in exchange for services
    rendered, January 2000, $5.00                        -        -        8,100         8         -             -
Granting of stock options for services
    rendered, January 2000                               -        -            -         -         -             -
Granting of 150,000 stock warrants for services
    rendered, January 2000                               -        -            -         -         -             -
Exercise of stock warrants for cash,
    February 2000, $5.50                                 -        -        2,000         2         -             -
Exercise of stock warrants for cash,
    March 2000, $5.50                                    -        -       29,091        29         -             -
Exercise of stock warrants for cash,
    March 2000, $6.00                                    -        -        2,000         2         -             -
Exercise of stock warrants for cash,
    March 2000, $7.50                                    -        -        8,000         8         -             -
Issuance of common stock for cash pursuant to
    private placement, June 2000, $6.00                  -        -    1,041,669     1,042         -             -
Financing costs associated with private
    placement, June 2000                                 -        -            -         -         -             -
Issuance of common stock for services,
    June 2000, $6.00                                     -        -        4,300         4         -             -
Exercise of warrants for cash, July 2000, $6.00          -        -        3,000         3         -             -
Exercise of warrants for cash, July 2000, $7.50          -        -       16,700        17         -             -
Granting of  stock options for services
    rendered, July 2000                                  -        -            -         -         -             -
Reduction  of note receivable in exchange for
    services rendered                                    -        -            -         -         -             -
Accrued interest on note receivable                      -        -            -         -         -             -
Comprehensive Income (Loss):
    Net Loss                                             -        -            -         -         -             -
    Other comprehensive income (loss):
       Currency translation adjustment                   -        -            -         -         -             -

          Total Comprehensive Income (Loss)
                                                    ------   ------   ----------   -------    ------    ----------
Balance, July 31, 2000                               1,000       $1   16,326,333   $16,327         -    $        -
                                                    ======   ======   ==========   =======    ======    ==========


                                                                                      Deficit
                                                                        Notes       Accumulated        Accumulated
                                                       Additional     Receivable     During the           Other           Total
                                                        Paid-In        - Common     Development       Comprehensive    Stockholders'
                                                        Capital         Stock          Stage          Income (Loss)       Equity
                                                      ------------    ----------    ------------      -------------    ------------
Balance, August 1, 1999                                $20,903,728     ($434,903)    (12,975,678)         ($198,040)     $7,309,849
Adjustment for exercise of warrants recorded
    June 1999, $5.00                                             2             -               -                  -               -
Issuance of common stock for cash,
    September 1999, $6.00                                   14,998             -               -                  -          15,000
Issuance of common stock for cash pursuant to
    private placement, January 2000, $4.25               1,999,537             -               -                  -       2,000,008
Financing costs associated with private placement,
    January, 2000                                         (220,192)            -               -                  -        (220,192)
Issuance of stock in exchange for services
    rendered, January 2000, $5.00                           40,492             -               -                  -          40,500
Granting of stock options for services
    rendered, January 2000                                 568,850             -               -                  -         568,850
Granting of 150,000 stock warrants for services
    rendered, January 2000                                 355,500             -               -                  -         355,500
Exercise of stock warrants for cash,
    February 2000, $5.50                                    10,998             -               -                  -          11,000
Exercise of stock warrants for cash,
    March 2000, $5.50                                      159,972             -               -                  -         160,001
Exercise of stock warrants for cash,
    March 2000, $6.00                                       11,998             -               -                  -          12,000
Exercise of stock warrants for cash,
    March 2000, $7.50                                       59,992             -               -                  -          60,000
Issuance of common stock for cash pursuant to
    private placement, June 2000, $6.00                  6,248,972             -               -                  -       6,250,014
Financing costs associated with private
    placement, June 2000                                  (385,607)            -               -                  -        (385,607)
Issuance of common stock for services,
    June 2000, $6.00                                        25,796             -               -                  -          25,800
Exercise of warrants for cash, July 2000, $6.00             17,997             -               -                  -          18,000
Exercise of warrants for cash, July 2000, $7.50            125,233             -               -                  -         125,250
Granting of  stock options for services
    rendered, July 2000                                    496,800             -               -                  -         496,800
Reduction  of note receivable in exchange for
    services rendered                                            -       384,903               -                  -         384,903
Accrued interest on note receivable                              -        (4,118)              -                  -          (4,118)
Comprehensive Income (Loss):
    Net Loss                                                     -             -      (8,841,047)                 -      (8,841,047)
    Other comprehensive income (loss):
       Currency translation adjustment                           -             -               -             32,514          32,514
                                                                                    ------------      -------------    ------------
          Total Comprehensive Income (Loss)                                           (8,841,047)            32,514      (8,808,533)
                                                      ------------    ----------    ------------      -------------    ------------
Balance, July 31, 2000                                 $30,435,066      ($54,118)   ($21,816,725)         ($165,526)     $8,415,025
                                                      ============    ==========    ============      =============    ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002

                                                                    SVR
                                                                 Preferred            Common                Treasury
                                                                   Stock              Stock                  Stock
                                                                   -----              -----                  -----
                                                              Shares  Amount    Shares     Amount       Shares       Amount
                                                              ------  ------  ----------  --------     -------    ----------
Balance, August 1, 2000                                       1,000      $1   16,326,333   $16,327           -    $        -
Exercise of stock warrants for cash,
    August 2000, $6.00                                            -       -        2,000         2           -             -
Issuance of common stock for services rendered
    August 2000                                                   -       -       35,000        35           -             -
Issuance of stock warrants in exchange for equity line
    agreement, August 2000                                        -       -            -         -           -             -
Exercise of stock warrants for cash,
    August 2000, $7.50                                            -       -       30,300        30           -             -
Exercise of stock warrants for cash,
    August 2000, $8.6625                                          -       -       30,000        30           -             -
Cashless exercise of stock warrants,
    August 2000                                                   -       -        8,600         9           -             -
Exercise of stock warrants for cash,
    August 2000, $10.00                                           -       -       10,000        10           -             -
Exercise of stock warrants for cash,
    September  2000, $8.6625                                      -       -       63,335        63           -             -
Exercise of stock warrants for cash,
    September 2000, $5.50                                         -       -       16,182        16           -             -
Exercise of stock warrants for cash,
    September 2000, $6.00                                         -       -       53,087        53           -             -
Exercise of stock warrants for cash,
    September 2000, $10.00                                        -       -        9,584        10           -             -
Exercise of stock warrants for cash,
    September  2000, $7.50                                        -       -       32,416        32           -             -
Issuance of common stock for cash pursuant to
    private placement, October 2000, $11.00                       -       -    2,151,093     2,151           -             -
Exercise of stock warrants for cash, Oct. 2000, $6.00             -       -        1,000         1           -             -
Financing costs associated with private
    placement, October 2000                                       -       -            -         -           -
Exercise of stock warrants for cash,
    November - December 2000, $4.25                               -       -       23,528        23           -             -
Cashless exercise of stock warrants, December 2000                -       -        3,118         3           -             -
Exercise of stock warrants for cash,
    November - December 2000, $6.00                               -       -       22,913        23           -             -
Exercise of stock warrants for cash,
    December 2000, $7.00                                          -       -        8,823         9           -             -
Issuance of common stock as employee
    compensation, December 2000                                   -       -        8,650         8           -             -
Exercise of stock warrants for cash,
    January  2001, $6.00                                          -       -        3,000         3           -             -
Issuance of common stock for cash pursuant to
    private placement, January 2001, $14.53                       -       -      344,116       344           -             -
Financing costs associated with private
    placement, January 2001                                       -       -            -         -           -             -
Issuance of common stock pursuant to litigation
    settlement, January 2001                                      -       -        2,832         2           -             -
Granting of stock options in exchange for services
    rendered, January 2001                                        -       -            -         -           -             -
Granting of stock options in exchange for services
    rendered, February 2001                                       -       -            -         -           -             -
Exercise of stock options for cash,
    February 2001, $5.00                                          -       -       50,000        50           -             -
Exercise of stock warrants for cash,
    March 2001, $6.00                                             -       -          500         1           -             -
Exercise of stock options in exchange for note
    receivable, March 2001                                        -       -       50,000        50           -             -
Issuance of common stock in exchange for services
    rendered, March 2001, $5.50                                   -       -        8,000         8           -             -
Granting of stock options in exchange for services
    rendered, May 2001                                            -       -            -         -           -             -
Exercise of stock options for cash, June 2001- $5.00              -       -       75,000        75           -             -
Exercise of stock options for cash, June 2001- $5.50              -       -       12,500        12           -             -
Exercise of warrants for cash, June 2001, $6.00                   -       -        4,000         4           -             -
Exercise of stock options for cash, July 2001- $5.00              -       -        7,500         8           -             -
Exercise of stock options for cash, July 2001- $5.50              -       -        2,500         3           -             -
Exercise of warrants for cash, July 2001, $6.00                   -       -        2,000         2           -             -
Issuance of common stock for cash pursuant to
    private placement, July 2001, $9.25                           -       -    1,254,053     1,254           -             -
Financing costs associated with private
    placement, July 2001                                          -       -            -         -           -             -
Shares issued in exchange for services rendered,
    July 2001, $9.25                                              -       -       23,784        24           -             -
Shares issued for Anti-Dilution Provisions, July 2001             -       -        5,779         6           -             -
Issuance of stock warrants in exchange for services
    rendered, July 2001                                           -       -            -         -           -             -
Accrued interest on note receivable                               -       -            -         -           -             -
Comprehensive Income (Loss):
    Net Loss                                                      -       -            -         -           -             -
    Other comprehensive income (loss):
       Currency translation adjustment                            -       -            -         -           -             -

          Total Comprehensive Income (Loss)                       -       -            -         -           -             -
                                                             ------  -------------------  --------    --------    ----------
Balance at July 31, 2001 as restated (see Note 17)            1,000      $1   20,681,526   $20,681                  $      -
                                                             ======  ======   ==========  ========    ========    ==========

                                                                                         Deficit
                                                                           Notes       Accumulated     Accumulated
                                                          Additional     Receivable     During the        Other           Total
                                                           Paid-In        - Common     Development    Comprehensive    Stockholders'
                                                           Capital         Stock          Stage       Income (Loss)       Equity
                                                         ------------    ----------    ------------   -------------    ------------
Balance, August 1, 2000                                   $30,435,066      ($54,118)   ($21,816,725)      ($165,526)     $8,415,025
Exercise of stock warrants for cash,
    August 2000, $6.00                                         11,998             -               -               -          12,000
Issuance of common stock for services rendered
    August 2000                                               411,215             -               -               -         411,250
Issuance of stock warrants in exchange for equity line
    agreement, August 2000                                  3,406,196             -               -               -       3,406,196
Exercise of stock warrants for cash,
    August 2000, $7.50                                        227,220             -               -               -         227,250
Exercise of stock warrants for cash,
    August 2000, $8.6625                                      259,845             -               -               -         259,875
Cashless exercise of stock warrants,
    August 2000                                                    (9)            -               -               -               -
Exercise of stock warrants for cash,
    August 2000, $10.00                                        99,990             -               -               -         100,000
Exercise of stock warrants for cash,
    September  2000, $8.6625                                  548,576             -               -               -         548,639
Exercise of stock warrants for cash,
    September 2000, $5.50                                      88,986             -               -               -          89,002
Exercise of stock warrants for cash,
    September 2000, $6.00                                     318,470             -               -               -         318,523
Exercise of stock warrants for cash,
    September 2000, $10.00                                     95,830             -               -               -          95,840
Exercise of stock warrants for cash,
    September  2000, $7.50                                    243,088             -               -               -         243,120
Issuance of common stock for cash pursuant to
    private placement, October 2000, $11.00                23,659,872             -               -               -      23,662,023
Exercise of stock warrants for cash, Oct. 2000, $6.00           5,999             -               -               -           6,000
Financing costs associated with private
    placement, October 2000                                (1,956,340)            -               -               -      (1,956,340)
Exercise of stock warrants for cash,
    November - December 2000, $4.25                            99,971             -               -               -          99,994
Cashless exercise of stock warrants, December 2000                 (3)            -               -               -               -
Exercise of stock warrants for cash,
    November - December 2000, $6.00                           137,455             -               -               -         137,478
Exercise of stock warrants for cash,
    December 2000, $7.00                                       61,752             -               -               -          61,761
Issuance of common stock as employee
    compensation, December 2000                               100,548             -               -               -         100,556
Exercise of stock warrants for cash,
    January  2001, $6.00                                       17,997             -               -               -          18,000
Issuance of common stock for cash pursuant to
    private placement, January 2001, $14.53                 4,999,656             -               -               -       5,000,000
Financing costs associated with private
    placement, January 2001                                  (200,000)            -               -               -        (200,000)
Issuance of common stock pursuant to litigation
    settlement, January 2001                                   21,096             -               -               -          21,098
Granting of stock options in exchange for services
    rendered, January 2001                                    745,000             -               -               -         745,000
Granting of stock options in exchange for services
    rendered, February 2001                                   129,600             -               -               -         129,600
Exercise of stock options for cash,
    February 2001, $5.00                                      249,950             -               -               -         250,000
Exercise of stock warrants for cash,
    March 2001, $6.00                                           2,999             -               -               -           3,000
Exercise of stock options in exchange for note
    receivable, March 2001                                    249,950      (250,000)              -               -               -
Issuance of common stock in exchange for services
    rendered, March 2001, $5.50                                43,992             -               -               -          44,000
Granting of stock options in exchange for services
    rendered, May 2001                                        592,300             -               -               -         592,300
Exercise of stock options for cash, June 2001- $5.00          374,925             -               -               -         375,000
Exercise of stock options for cash, June 2001- $5.50           68,738             -               -               -          68,750
Exercise of warrants for cash, June 2001, $6.00                23,996             -               -               -          24,000
Exercise of stock options for cash, July 2001- $5.00           37,492             -               -               -          37,500
Exercise of stock options for cash, July 2001- $5.50           13,747             -               -               -          13,750
Exercise of warrants for cash, July 2001, $6.00                11,998             -               -               -          12,000
Issuance of common stock for cash pursuant to
    private placement, July 2001, $9.25                    11,598,736             -               -               -      11,599,990
Financing costs associated with private
    placement, July 2001                                     (768,599)            -               -               -        (768,599)
Shares issued in exchange for services rendered,
    July 2001, $9.25                                          219,978             -               -               -         220,002
Shares issued for Anti-Dilution Provisions, July 2001          53,450             -               -               -          53,456
Issuance of stock warrants in exchange for services
    rendered, July 2001                                        19,134             -               -               -          19,134
Accrued interest on note receivable                                 -       (10,182)              -               -         (10,182)
Comprehensive Income (Loss):
    Net Loss                                                        -             -     (27,097,210)              -     (27,097,210)
    Other comprehensive income (loss):
       Currency translation adjustment                              -             -               -         (81,341)        (81,341)
                                                                                       ------------   -------------    ------------
          Total Comprehensive Income (Loss)                                             (27,097,210)        (81,341)    (27,178,551)
                                                         ------------    --------------------------   -------------    ------------
Balance at July 31, 2001 as restated (see Note 17)        $76,761,861     ($314,300)   ($48,913,935)      ($246,867)    $27,307,440
                                                         ============    ==========    ============   =============    ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2002


                                                      SVR
                                                    Preferred          Common                 Treasury
                                                     Stock             Stock                    Stock
                                                     -----             -----                    -----
                                               Shares   Amount    Shares    Amount      Shares        Amount
                                              -------  -------------------- --------    -----------------------
Balance, August 1, 2001 as restated
     (see Note 17)                              1,000       $1   20,681,526  $20,681           -    $        -
Exercise of stock options for cash,
    August 2001, $5.50                              -        -        5,000        5           -             -
Purchase of Treasury Stock for cash
    October 2001, $3.915                            -        -            -        -     (10,000)      (39,150)
Issuance of stock options in exchange for
    services rendered, December 2001                -        -            -        -           -             -
Issuance of common stock as employee
    compensation, January 2002                      -        -       10,800       11                         -
Preferred stock dividend paid January 2002          -        -            -        -           -             -
Purchase of Treasury Stock for cash
    February 2002, $4.693                           -        -            -        -     (31,400)     (147,346)
Issuance of warrants in exchange for services
    rendered, March 2002                            -        -            -        -           -             -
Purchase of Treasury Stock for cash
    March 2002, $4.911                              -        -            -        -      (7,700)      (37,816)
Purchase of Treasury Stock for cash
    April 2002, $4.025                              -        -            -        -     (12,800)      (54,516)
Issuance of stock options in exchange for
    services rendered, June 2002                    -        -            -        -           -
Purchase of Treasury Stock for cash
    July 2002, $4.025                               -        -            -        -     (34,600)     (116,703)
Accrued interest on note receivable                 -        -            -        -           -             -
Comprehensive Income (Loss):
    Net Loss                                        -        -            -        -           -             -
    Other comprehensive income (loss):
       Currency translation adjustment              -        -            -        -           -             -

          Total Comprehensive Income (Loss)         -        -            -        -           -             -
                                              -------  -------------------- --------    ----------------------
Balance at July 31, 2002                        1,000       $1   20,697,326  $20,697     (96,500)    ($395,531)
                                               ======  =======  =========== ========    ========     =========



                                                                                    Deficit
                                                                      Notes       Accumulated       Accumulated
                                                     Additional     Receivable     During the          Other           Total
                                                      Paid-In        - Common     Development      Comprehensive    Stockholders'
                                                      Capital         Stock          Stage         Income (Loss)       Equity
                                                   -------------    --------------------------     -------------    ------------
Balance, August 1, 2001 as restated
    (see Note 17)                                    $76,761,860     ($314,300)   ($48,913,935)        ($246,867)    $27,307,440
Exercise of stock options for cash,
    August 2001, $5.50                                    27,495             -               -                 -          27,500
Purchase of Treasury Stock for cash
    October 2001, $3.915                                       -             -               -                 -         (39,150)
Issuance of stock options in exchange for
    services rendered, December 2001                      25,000             -               -                 -          25,000
Issuance of common stock as employee
    compensation, January 2002                            71,161             -               -                 -          71,172
Preferred stock dividend paid January 2002                     -             -        (720,900)                -        (720,900)
Purchase of Treasury Stock for cash
    February 2002, $4.693                                      -             -               -                 -        (147,346)
Issuance of warrants in exchange for services
    rendered, March 2002                                 202,328             -               -                 -         202,328
Purchase of Treasury Stock for cash
    March 2002, $4.911                                         -             -               -                 -         (37,816)
Purchase of Treasury Stock for cash
    April 2002, $4.025                                         -             -               -                 -         (54,516)
Issuance of stock options in exchange for
    services rendered, June 2002                         132,387             -               -                 -         132,387
Purchase of Treasury Stock for cash
    July 2002, $4.025                                          -             -               -                 -        (116,703)
Accrued interest on note receivable                            -       (22,585)              -                 -         (22,585)
Comprehensive Income (Loss):
    Net Loss                                                   -             -     (13,693,034)                -     (13,693,034)
    Other comprehensive income (loss):
       Currency translation adjustment                         -             -               -           (71,185)        (71,185)
                                                                                   -----------     -------------     -----------
          Total Comprehensive Income (Loss)                    -             -     (13,693,034)          (71,185)    (13,764,219)
                                                     -----------    --------------------------     -------------    ------------
Balance at July 31, 2002                             $77,220,231     ($336,885)   ($63,327,889)        ($318,052)    $12,862,592
                                                     ===========    ==========    ============     =============    ============


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 For the Years Ended               Cumulative From
                                                                                      July 31,                     November 2, 1995
                                                             -------------------------------------------------   (Date of Inception)
                                                                  2002               2001             2000         to July 31, 2002
                                                             --------------   ----------------   -------------     ----------------
Cash Flows Used in Operating Activities:
   Net loss                                                 $    (13,693,034)   $  (27,097,210)  $    (8,841,047) $    (62,606,969)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
     Depreciation and amortization                                   431,547           230,600            86,804           872,824
     Minority interest share of loss                                 (52,560)       (2,985,000)               --        (3,037,560)
     Reduction of notes receivable - common stock
       in exchange for services rendered                                  --                --           384,903           423,882
     Write-off of deferred offering costs                                 --         3,406,196                --         3,406,196
     Common stock issued for services rendered                        71,172           829,264            66,300         2,141,164
     Stock options and warrants issued for services
       rendered                                                      359,715         1,486,036         1,421,150         4,947,775
     Preferred stock issued for services rendered                         --                --                --               100
     Founders' shares transferred for services
       rendered                                                           --                --                --           353,506
     Changes in operating assets and liabilities:
       Miscellaneous receivables                                          --             2,747           170,481            30,620
       Other current assets                                         (108,610)          (14,858)           21,219          (226,216)
       Accounts payable and accrued expenses                        (740,319)        1,479,803           773,506         2,751,802
       Other, net                                                         --                --                --           110,317
                                                            ----------------    --------------   ---------------  ----------------
         Net Cash Used in Operating Activities                   (13,732,089)      (22,662,422)       (5,916,684)      (50,832,559)

Cash Flows From Investing Activities:
   Purchase of property and equipment                               (779,519)       (1,623,017)         (381,163)       (3,076,490)
   Costs incurred for patents                                       (440,698)         (197,434)         (269,499)         (907,631)
   Change in restricted cash                                              --                --                --            (5,595)
   Increase in officers' loans receivable                            (90,341)       (1,023,743)               --        (1,114,084)
   Change in short-term investments - net                         14,029,972       (22,926,466)       (3,733,918)      (12,862,757)
   Change in deposits                                               (614,464)           27,396            19,720          (584,949)
   Change in notes receivable - common stock                         (22,585)          (10,182)           (4,118)          (36,885)
   Change in due from related parties                                     --                --           290,973        (2,255,197)
   Other, net                                                             --                --                --            89,683
                                                            ----------------    --------------   ---------------  ----------------
         Net Cash (Used in) Provided By
           Investing Activities                                   12,082,365       (25,753,446)       (4,078,005)      (20,753,905)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                               --                --                --           993,149
   Repayment of long-term debt                                        (9,363)           (5,208)         (480,738)         (975,347)
   Change in due to related parties                                       --                --                --           154,541
   Proceeds from exercise of warrants                                     --         2,256,482                --         2,256,482
   Proceeds from exercise of stock options                            27,500           745,000                --           772,500
   Proceeds from minority interest investment                         52,560         2,985,000                --         3,037,560
   Proceeds from issuance of common stock, net                            --        37,337,074         8,045,474        61,999,294
   Proceeds from issuance of preferred stock                              --        12,015,000                --        12,015,000
   Purchase and retirement of common stock                                --                --                --          (119,066)
   Purchase of treasury stock                                       (395,531)               --                --          (395,531)
                                                            ----------------    --------------   ---------------  ----------------
         Net Cash (Used In) Provided By
           Financing Activities                                     (324,834)       55,333,348         7,564,736        79,738,582
Effect of Exchange Rate Changes on Cash                               (3,538)          (12,826)            1,657           (20,655)
                                                            ----------------    --------------   ---------------  ----------------

Net Increase (Decrease) in Cash and Cash
   Equivalents                                                    (1,978,096)        6,904,654        (2,428,296)        8,131,463

Cash and Cash Equivalents, Beginning of Year                      10,109,559         3,204,905         5,633,201                --
                                                            ----------------    --------------   ---------------  ----------------

Cash and Cash Equivalents, End of Year                      $      8,131,463    $   10,109,559   $     3,204,905  $      8,131,463
                                                            ================    ==============   ===============  ================


The Notes to Consolidated Financial Statements are an integral part of these statements.


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Organization and Business:
-----------------------------------

           Generex Biotechnology Corporation (the Company) is engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously.

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

           Short-Term Investments
           At July 31, 2002 and 2001, short-term investments consisted of short-term notes of U.S. corporations with original maturities of between three to twelve months. These short-term notes are classified as held to maturity and are valued at amortized cost. At July 31, 2002 and 2001, the cost of the investments approximated market value.

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

           Impairment of Long-Lived Assets
           The Company assesses the impairment of patents under SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A determination of impairment (if any) is made based on estimates of future cash flows.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

           Research and Development Costs
           Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials. Amounts expected to be received from governments under research and development tax credit arrangements are offset against current income tax expense.

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

           Net Loss Per Common Share
           Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an antidilutive effect on earnings. Refer to Note 13 for methodology for determining net loss per share.

           Comprehensive Loss
           Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders' Equity.

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

           Foreign Currency Translation
           Foreign denominated assets and liabilities of the Company are translated into US dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary's financial statements from local currency to US currency are recorded in the other comprehensive loss component of stockholders' equity.

           Financial Instruments
           The carrying values of accounts payable, accrued expenses and long-term debt approximate their fair values. It was not practical to estimate the fair value of the officers' loans receivable due to the related party nature of these items.

           Effective August 1, 2000 the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The Company's adoption of this statement did not have and continues not to have a significant impact on the Company's financial position or results of operations.

           Reclassifications
           Certain amounts reported in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

           Effects of Recent Accounting Pronouncements
           In June 2001, the FASB issued SFAS No. 141, "Business Combinations." SFAS No. 141 addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination, as well as requiring use of the purchase accounting method of recording transactions. SFAS No. 141 is applicable to business combinations after July 1, 2001. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 2 - Summary of Significant Accounting Policies (Continued):
----------------------------------------------------------------

           Effects of Recent Accounting Pronouncements (continued)
           In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Intangible assets previously recorded in the Company's financial statements will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 will be effective for the Company's fiscal year 2003, and management does not expect the adoption of SFAS No. 142 to have a significant effect on the Company's consolidated financial position or results of operations.

           In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. The Company will adopt SFAS No. 143 on August 1, 2003, and does not expect that this statement will have a material impact on the Company's consolidated financial position or results of operations.

           In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and the interim periods within. Management does not expect the adoption of SFAS No. 144 to have a significant impact on the Company's consolidated financial position or results of operations.

           In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which supercedes Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and management does not expect the adoption to have an impact on the Company's consolidated financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Property and Equipment:
--------------------------------

           The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                         July 31,
                                            -----------------------------------
                                                   2002               2001
                                            --------------       --------------

           Land                             $      285,407       $      293,902
           Buildings and Improvements            1,936,548            1,901,907
           Furniture and Fixtures                   76,956               68,229
           Office Equipment                         93,491               60,229
           Lab Equipment                         2,434,409            1,814,028
                                            --------------       --------------

            Total Property and Equipment         4,826,811            4,138,295
            Less:  Accumulated Depreciation        793,717              410,534
                                            --------------       --------------
            Property and Equipment, Net     $    4,033,094       $    3,727,761
                                            ==============       ==============

           Depreciation expense amounted to $393,655, $209,114 and $85,781 for the years ended 2002, 2001 and 2000, respectively.

Note 4 - Patents:
-----------------

           The costs and accumulated amortization of patents are summarized as follows:

                                                          July 31,
                                              ---------------------------------
                                                   2002                 2001
                                              ------------         ------------

           Patents                            $    890,061         $    456,860
           Less:  Accumulated Amortization          59,919               22,553
                                              ------------         ------------
           Patents, Net                       $    830,142         $    434,307
                                              ============         ============

           Amortization expense amounted to $37,892, $21,486 and $1,023 for the years ended July 31, 2002, 2001 and 2000, respectively.

Note 5 - Income Taxes:
----------------------

           The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. As of July 31, 2002, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $27,846,057, which expire in 2013 through 2022, and in Generex Pharmaceuticals Inc. of approximately $12,776,626, which expire in 2005 through 2009. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

           For the years ended July 31, 2002, 2001 and 2000, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 5 - Income Taxes (Continued):
----------------------------------

           Deferred income taxes consist of the following:

                                                                        July 31,
                                                         -------------------------------------
                                                               2002                   2001
                                                         ---------------       ---------------

       Deferred Tax Assets:
           Net operating loss carryforwards              $    16,887,905       $   12,513,777
           Other timing differences                            2,415,561              295,314
                                                         ---------------       --------------
                Total deferred tax assets                     19,303,466           12,809,901

       Valuation allowance                                   (19,303,466)         (12,809,091)
                                                         ---------------       --------------

                Net deferred income taxes                $           --        $           --
                                                         ===============       ==============

Note 6 - Accounts Payable and Accrued Expense:
----------------------------------------------

           Accounts payable and accrued expenses consist of the following:

                                                                      July 31,
                                                         -----------------------------------
                                                                2002               2001
                                                         ---------------     ---------------

           Accounts Payable                               $      778,184     $      896,061
           Clinical                                                   --            147,699
           Accrued Legal                                         460,840            612,013
           Executive Compensation                                584,919                 --
           Financial Services                                     75,000            995,000
                                                          --------------     --------------
                Total                                     $    1,898,943     $    2,650,773
                                                          ==============     ==============

Note 7- Commitments and Contingent Liabilities:
-----------------------------------------------

           Consulting Services
           The Company's Consulting Agreement with its Vice President of Research and Development (the V.P.) as amended and supplemented, continues through July 31, 2010, subject to termination without cause by the V.P. or the Company at any time after January 31, 2003 upon 12 months' prior written notice. The Consulting Agreement provides for an annual base compensation of $250,000 per year (starting August 1, 2000), subject to annual increases. In addition, the Consulting Agreement provides for certain bonus compensation to be paid to the V.P. for achievement of certain milestones under the Company's development agreements with pharmaceutical companies. During the 2001 fiscal year, the Company paid the V.P. $300,000 for his involvement in securing a development agreement for a specific product with a pharmaceutical company. The Consulting Agreement also provides for the V.P. to be granted options to purchase 150,000 shares of common stock in each of the next 10 fiscal years, starting with the 2001 fiscal year. The options must be granted under option plans approved by the Company's stockholders.

           In connection with amending and supplementing the Consulting Agreement in January 1998, the Company issued 1,000 shares of Special Voting Rights Preferred Stock to the V.P. See Note 11 for description of Special Voting Rights Preferred Stock.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- Commitments and Contingent Liabilities (Continued):
-----------------------------------------------------------

           Leases
           The Company has entered into various operating lease agreements for the use of vehicles and office equipment.

           Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2002 are as follows:

                      Year                                 Amount
                      ----                                 ------
                      2003                              $    22,352
                      2004                                   14,289
                      2005                                    8,098
                      2006                                    4,646
                      2007                                      810
                      Thereafter                                 --
                                                        -----------

                         Total Minimum Lease Payments   $    50,195
                                                        ===========


           Lease expense amounted to $13,766, $20,753 and $20,175 for the years ended July 31, 2002, 2001 and 2000, respectively.

           The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

           Rental Operations
           The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2002:

                      Year                                  Amount
                      ----                                  ------

                      2003                              $     32,955
                      2004                                    33,245
                      2005                                    33,535
                      2006                                     9,610
                      Thereafter                                  --
                                                        ------------

                      Total                             $    109,345
                                                        ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- Commitments and Contingent Liabilities (Continued):
-----------------------------------------------------------

           Supply Agreements
           On July 19, 2000, the Company entered into a supply agreement with Valois, S.A. and Valois of America, Inc. (collectively Valois), to supply the Company with certain products developed and manufactured by Valois. In August 2000, in conjunction with the execution of the exclusive supply agreement, the Company delivered 35,000 shares of its common stock to Valois and recorded an expense of $411,250. Pursuant to the agreement, the Company shall pay milestone payments to Valois within 30 days of July 19 beginning in fiscal 2001 for the next five years. These milestone payments are based on exceeding certain specified levels of product purchases. If the milestone obligations are not met after a five-year period, the Company may elect to pay Valois an annual payment of $50,000 until the milestone obligation is met in order to maintain exclusive rights under the agreement. In the event the Company chooses to end the agreement after the fifth anniversary, the Company shall pay Valois a one-time payment of $350,000. There were no milestone payments required by the agreement in the years ended July 31, 2002 and 2001.

           On August 28, 2000, the Company entered into a supply agreement with Presspart Manufacturing Limited, whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice.

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

           In conjunction with the execution of this development arrangement, the Company received an agreement signing fee of $1,000,000 during the fiscal year ended July 31, 2001, which was included in revenues as all necessary requirements have been satisfied.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- Commitments and Contingent Liabilities (Continued):
-----------------------------------------------------------

           Pending Litigation
           On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company's common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals' common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals' common stock applies to the Company's common stock since outstanding shares of Generex Pharmaceuticals' common stock were converted into shares of the Company's common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

           Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, the Company moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands' petition to confirm the award and denied the Company's motion to vacate the award. The Company appealed and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company's common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company's common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the New York Supreme Court to modify and confirm the arbitration panel's award while the Company filed a motion with the court to vacate the arbitration award. On February 25, 2002, the New York Supreme Court vacated the arbitration panel's award. The Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis". The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands has appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. The Company filed a cross-appeal on issues relating to the disqualification of the arbitration panel. At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- Commitments and Contingent Liabilities (Continued):
-----------------------------------------------------------

           Pending Litigation (continued)
           In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called Centrum Technologies Inc. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of Centrum Technologies Inc. as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiff's cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. The Company intends to continue its vigorous defense of this legal proceeding. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal is scheduled to commence in November 2002. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which is not material to the consolidated financial position of the Company.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 7- Commitments and Contingent Liabilities (Continued):
-----------------------------------------------------------

           Pending Litigation (Continued)
           In July 2002 an individual and his related corporation commenced actions against certain defendants, including the Company and certain officers of the Company, in the Ontario Superior Court of Justice, claiming compensatory damages, punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. Management believes the claims against the Company and the officers are frivolous and completely without merit. Neither the Company nor its officers are a party to any agreement with the plaintiffs. Most of the requested relief relates to restrictions on the use of patents and information allegedly owned by the plaintiffs, and an accounting for the use of such items. Neither the Company nor its officers have used any patents or information owned by the plaintiffs. All of the patents and information claimed to be owned by the plaintiffs are completely unrelated to any product or technology the Company is currently developing or intends to develop. Therefore, even if the court were to award some declaratory or injunctive relief, neither the Company nor its officers would be affected. Management is defending this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Note 8 - Related Party Transactions:
------------------------------------

           The amount due from a related party at July 31, exclusive of the officers' loans receivable, is as follows:

                                                                    EBI, Inc.
                                                                    --------
           Beginning Balance, August 1, 2000                        $343,773
           Effect of foreign currency translation adjustments        (11,484)
                                                                    --------
           Ending Balance, July 31, 2001                             332,289
           Effect of foreign currency translation adjustments         (9,604)
                                                                    --------
           Ending Balance, July 31, 2002                            $322,685
                                                                    ========

           This amount, which is due from EBI, Inc., is non-interest bearing, unsecured and has no fixed terms of repayment. EBI, Inc is a shareholder of the Company and is owned in part by the Company's Chairman of the Board.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 8 - Related Party Transactions (Continued):
------------------------------------------------

           The Company estimates the following additional amounts would have been recorded if such transaction was consummated under arms-length agreements:

                                         For the Years Ended July 31,
                                    --------------------------------------
                                       2002          2001         2000
                                    ----------    ----------    ----------
           Interest Income          $ 31,250       $32,209       $60,962
           Interest Expense         $     --       $    --       $14,938

           The interest income/expense amounts were computed at estimated prevailing rates based on the average receivable/payable balance outstanding during the periods reflected.

           For the years ended July 31, 2002 and 2001, the Company's four senior officers, who are also shareholders of the Company were compensated indirectly by the Company through management services contracts between the Company and management firms of which they are owners. The amounts paid to these management firms amounted to $1,075,847 and $672,477 for the years ended July 31, 2002 and 2001, respectively.

           For the year ended July 31, 2000, the Company's three senior officers, who are also shareholders of the Company were compensated indirectly by the Company through management services contracts between the Company and a management firm of which they were equal owners. The amounts paid to this management firm amounted to $343,594 for the year ended July 31, 2000.

           See Note 7 for a discussion of the consulting agreement with the Company's Vice President of Research and Development.

           On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were given loans of $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and were originally payable in full on May 1, 2002. The notes have been extended until October 1, 2002, at terms comparable to the original notes. These notes are guaranteed by a related company owned by these officers and secured by 2,500,000 pledged shares of the Company Common Stock currently owned by this related company. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. (See Note 18 for settlement of amounts outstanding).

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 9 - Long-Term Debt:
------------------------

           Long-term debt consists of the following:

                                                                                             July 31,
                                                                                    ----------------------------
                                                                                        2002           2001
                                                                                    ------------    ------------
           Mortgage payable - interest at 9.7 percent per annum, monthly payments of principal and interest of $4,453, final payment due May
           25, 2005, secured by first mortgage over real property located at 17
           Carlaw Avenue and 33 Harbour Square, Toronto, Canada                     $    497,281    $    518,095

           Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $1,662, final payment due November 1,
           2002, secured by real property located at 11 Carlaw Avenue, Toronto,
           Canada                                                                        166,032         174,565
                                                                                    ------------    ------------
           Total Debt                                                                    663,313         692,660
           Less Current Maturities                                                       172,453           9,634
                                                                                    ------------    ------------
           Long-Term Debt, Less Current Maturities                                  $    490,860    $    683,026
                                                                                    ============    ============

           Aggregate maturities of long-term debt of the Company due within the next five years ending July 31, are as follows:

                          Year                      Amount
                          ----                      ------

                          2003                   $    172,453
                          2004                          7,058
                          2005                        483,802
                          Thereafter                       --
                                                 ------------

                          Total                  $    663,313
                                                 ============

           In July 2002, Generex Pharmaceuticals secured a line of credit with the Bank of Nova Scotia with an available credit line of $762,000, at an interest rate of 5.8 percent per annum, for the purpose of acquiring additional property for investment purposes. The terms of the line of credit are such that the loan is to be fully drawn down by August 15, 2002, and fully repaid within three years, in 35 equal monthly principal installments of $4,233 plus accrued interest, with the final balance due in the 36th month. The credit line, when utilized, is to be secured by an assigned collateral interest in the property being acquired, a guarantee by the Company and restricted funds in the amount of $158,750 on deposit with the Bank of Nova Scotia.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Series A Preferred Stock
----------------------------------

           During 2001 the Company issued 1,000 shares of Series A Preferred stock (Series A) with a par value of $.001 per share. The holder has the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company; the number of shares of common stock issuable upon conversion is variable based on a formula which reflects the common stock price. The holder also has the option to exchange the shares of the Company's Series A Preferred stock for 3,612 shares of the Company's convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1% of the Company's equity ownership in Generex (Bermuda) Ltd. Upon exercise, the holder and the Company would each own 50% of Generex (Bermuda) Ltd. (See
           Note 16 for discussions of Generex (Bermuda), Ltd.) Holders of Series A shares are not entitled to vote. In addition, the holders of Series A shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock and are also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share. This dividend is to be compounded each anniversary of the date of issuance of the Series A shares and payable by issuance of additional Series A shares valued at the original issue price. Any Series A shares outstanding on January 16, 2007 are to be redeemed for cash or shares of common stock.

           On January 15, 2002, the Company paid a 6 percent stock dividend on the Company's Series A Preferred stock. The dividend was paid in shares of Series A Preferred stock, and resulted in a charge to accumulated deficit of $720,900, which was calculated based upon the original issue price of the preferred shares.


Note 11 - Stockholders' Equity:
-------------------------------

           Warrants
           As of July 31, 2002, the Company has the following warrants to purchase common stock outstanding:

           Number of Shares       Warrant Exercise              Warrant
           To be Purchased        Price Per Share           Expiration Date
           ---------------        ---------------           ---------------

                  7,937               $21.82               September 6, 2002
                370,589               $ 7.00               January 17, 2003
                500,000               $ 2.50               March 21, 2003
                568,647               $12.15               August 12, 2003
                150,000               $10.00               November 17, 2003
                112,584               $ 7.50               January 31, 2004
                  3,500               $ 6.00               February 17, 2004
                 53,000               $ 6.00               April 6, 2004
                  9,091               $ 5.50               April 26, 2004
                  3,243               $14.53               July 6, 2004
                 11,764               $ 4.25               January 7, 2005
                948,334               $ 8.66               May 17, 2005
                 19,584               $10.00               May 17, 2005
                328,878               $12.99               September 29, 2005
                215,109               $13.20               September 29, 2005
                 75,000               $25.15               January 16, 2006
                313,515               $10.18               July 6, 2006
                 74,000               $12.99               March 18, 2007


           Notes Receivable - Common Stock
           Notes receivable - common stock consists of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note, which was originally due on December 1, 1999, was initially extended until October 1, 2000, and then extended until June 1, 2001. On July 31, 2001 the uncollected balance on this note, including accrued interest at 7 percent was $57,720 and a new promissory note was signed. Under the terms of the new note, the principal of $57,720, together with accrued interest at 7 percent per annum, was due July 31, 2002. On July 31, 2002, the uncollected balance on this note, including accrued interest was $61,867 and a new promissory note was signed. Under the terms of the new note, the principal of $61,867, together with accrued interest at 7 percent is due July 31, 2003. The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note was originally due on March 15, 2002, when a new promissory note was signed, effectively extending the due date to March 15, 2003. As of July 31, 2002 the outstanding balance on this note, including accrued interest at 7 percent was $275,018.

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

-------------------------------------------

           Special Voting Rights Preferred Stock
           In 1997, the Company issued 1,000 shares of Special Voting Rights Preferred Stock (SVR) with a par value of $.001. The Company has the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share. Holders of SVR Shares are not entitled to vote, except as specifically required by applicable law or in the event of change in control, as defined. In addition, holders of SVR Shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock.

           Treasury Stock
           In September 2001, the Board of Directors of the Company authorized the repurchase of up to $1 million of the Company's common stock from the open market. During the fiscal year ended July 31, 2002, the Company purchased 96,500 shares of common stock to be held in treasury at a cost of $395,531.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Stock Based Compensation:
-----------------------------------

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

           The 1998, 2000 and 2001 Plans (the Plans) are administered by the Compensation Committee (the Committee). The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of, the options. The Committee is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans and the interpretation of options. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Committee.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Stock Based Compensation (Continued):
-----------------------------------------------

           Stock Option Plans (continued)
           The following is a summary of the common stock options granted, canceled or exercised under the Plan:
                                                            Weighted Average
                                                            Exercise Price Per
                                                Shares            Share
                                              ---------     ------------------

           Outstanding - August 1, 1999          50,000         $8.00
           Granted                            3,004,500          6.35
           Canceled                                  --            --
           Exercised                                 --            --
                                              ---------
           Outstanding - July 31, 2000        3,054,500          6.38
           Granted                            1,455,000          6.14
           Canceled                                  --            --
           Exercised                            197,500          5.04
                                              ---------
           Outstanding - July 31, 2001        4,312,000          6.36
           Granted                              780,159          5.42
           Canceled                              80,000          5.65
           Exercised                              5,000          5.50
                                              ---------
           Outstanding - July 31, 2002        5,007,159         $6.22
                                              =========

           The following table summarizes information on stock options outstanding at July 31, 2002:

                                                     Options Outstanding                         Options Exercisable
                                      ------------------------------------------------     -----------------------------
                                                            Weighted
                                           Number            Average        Weighted           Number          Weighted
                                        Outstanding        Contractual       Average         Exercisable        Average
               Range of                     at                Life          Exercise             at            Exercise
           Exercise Price              July 31, 2002         (Years)          Price         July 31, 2002        Price
           --------------             ----------------    --------------   -----------      -------------      ---------

              $2.19                       150,000             5.00            $ 2.19             150,000         $ 2.19
           $5.00-$5.50                  2,602,500             3.37            $ 5.10           2,311,000         $ 5.09
           $6.54-$8.70                  2,154,659             3.01            $ 7.67           2,154,659         $ 7.67
              $10.21                      100,000             3.50            $10.21              70,000         $10.21
                                        ---------                                              ---------
                                        5,007,159                                              4,685,659
                                        =========                                              =========

           Options exercisable at July 31 are as follows:

                                 2000        1,162,500
                                 2001        3,182,000
                                 2002        4,685,659

           During the years ended July 31, 2002, 2001 and 2000, no amount was charged to compensation expense with respect to options granted to employees and directors of the Company.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 12 - Stock Based Compensation (Continued):
-----------------------------------------------

           Stock Option Plans (continued)
           Had compensation cost for the Company's options granted to employees been determined consistent with SFAS 123, the Company's net loss available to common stockholders and loss per share would be affected as follows:

                                                              For the Years Ended July 31,
                                                        --------------------------------------
                                                            2002          2001        2000
                                                        -----------   -----------  -----------
           Net Loss Available to Common Stockholders:
              As reported                               $14,413,934   $27,097,210  $ 8,841,047
                                                        ===========   ===========  ===========
              Pro forma                                 $17,191,334   $31,755,510  $17,230,637
                                                        ===========   ===========  ===========

           Loss Per Share:
              As reported                               $      (.70)  $     (1.44) $     (.58)
                                                        ===========   ===========  ==========
              Pro forma                                 $      (.83)  $     (1.69) $    (1.13)
                                                        ===========   ===========  ==========

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

                             Risk-Free      Expected      Expected    Expected
                          Interest Rate   Life (Years)   Volatility   Dividends
                          -------------   ------------   ----------   ---------

           July 31, 2002      1.74%            4.81          .9641       --
           July 31, 2001      4.66%            4.25          .9332       --
           July 31, 2000      4.85%            4.98          .6200       --

           The weighted average fair value of the Company's stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended July 31, 2002, 2001 and 2000 was $4.33, $4.12 and $3.22 per share, respectively.

Note 13 - Net Loss Per Share:
-----------------------------

           Basic EPS and Diluted EPS for the years ended July 31, 2002, 2001 and 2000 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options, representing approximately 8,771,934 incremental shares, have been excluded from the computation of Diluted EPS as they are antidilutive due to the losses generated in each year.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 14 - Supplemental Disclosure of Cash Flow Information:
-----------------------------------------------------------

                                                                                   For the Years Ended July 31,
                                                                           -------------------------------------------
                                                                               2002            2001            2000
                                                                           ----------       ----------      ----------
           Cash paid during the year for:
              Interest                                                     $ 64,310          $77,230       $   73,687
              Income taxes                                                 $     --          $    --       $       --

           Disclosure of non-cash investing and financing activities:

           Year Ended July 31, 2002
           ------------------------
              Issuance of Series A Preferred stock as preferred stock dividend                             $   720,900

           Year Ended July 31, 2001
           ------------------------
              The fair value of warrants issued as consideration for an equity financing agreement was initially capitalized as deferred
                offering costs and subsequently expensed                                                   $ 3,406,196
              Note receivable was accepted in conjunction with exercise of
                common stock options                                                                       $   250,000
              Common stock was issued as settlement of an accrued liability                                $    21,098

           Year Ended July 31, 2000
           ------------------------
              Long-term debt was assumed in conjunction with acquisition
                of property                                                                                $   186,805
              Long-term debt was refinanced with new long-term debt                                        $   541,200
              Amounts due from related parties were transferred in conjunction
                with the assumption of amounts due to related parties                                      $   159,022

Note 15 - Segment Information:
------------------------------

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 15 - Segment Information (Continued):
------------------------------------------

           The regions in which the Company had identifiable assets and operating losses are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area. Operating loss by geographic segment does not include an allocation of general corporate expenses.

                                  Identifiable         Operating
                                      Assets              Loss
                                  ------------        ------------
                  2002
                  ----

           General Corporate      $ 22,575,641        $  6,252,134
           Canada                    5,585,107           8,248,622
           United States                    --                  --
           Bermuda                          --              29,690
                                  ------------        ------------
                  Total           $ 28,160,748        $ 14,530,446
                                  ============        ============

                  2001
                  ----

           General Corporate      $ 38,227,315        $ 11,768,696
           Canada                    4,438,558          19,668,843
           United States                    --                  --
           Bermuda                          --                  --
                                  ------------        ------------
                  Total           $ 42,665,873        $ 31,437,539
                                  ============        ============

                  2000
                  ----

           General Corporate      $  7,314,834        $  4,741,225
           Canada                    3,026,436           4,302,731
           United States                    --                  --
                                  ------------        ------------
                  Total           $ 10,341,270        $  9,043,956
                                  ============        ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Collaborative Agreements:
-----------------------------------

           On January 16, 2001, the Company established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). Through the joint venture, the parties agreed to pursue the application of certain of the Company's and Elan's drug delivery technologies, including the Company's platform technology for the buccal delivery of large molecule drugs, to pharmaceutical products for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, the parties expanded the joint venture agreement to include buccal morphine for the management of pain. The parties will conduct the joint venture through Generex (Bermuda), Ltd. (Generex Bermuda), a Bermuda limited liability company. The parties are free to develop other products on their own outside the field of the joint venture.

           The Company applied the $12,015,000 that it received from EIS for the shares of the Company's Series A Preferred Stock (see Notes 10 and
           17) to form Generex Bermuda. The Company's interest in this company consists of 6,000 shares of Generex Bermuda common stock and 3,612 shares of convertible preferred stock, representing an 80.1% equity ownership interest in Generex Bermuda. At the same time, EIS remitted $2,985,000 to purchase 2,388 shares of Generex Bermuda convertible preferred stock, representing a 19.9% equity ownership interest in Generex Bermuda. The Series A preferred stock has an exchange feature which allows EIS to acquire an additional 30.1% equity ownership interest in Generex Bermuda. As of July 31, 2002 and 2001, the minority interest has been reduced to $-0- due to their share of Generex Bermuda's net loss.

           Generex Bermuda was granted rights to use the Company's buccal delivery technology and certain Elan drug delivery technologies for purposes of the joint venture. Using the funds from the initial capitalization, Generex Bermuda paid a nonrefundable license fee of $15,000,000 to Elan in consideration for being granted rights to use the Elan drug delivery technologies during the year ended July 31, 2001. The Company expensed the entire cost of the license as a research and development expense because of the uncertainties surrounding the future realization of revenue from the use of the license. During the year ended July 31, 2002, Generex Bermuda continued to incur research and development and operational expenses in conjunction with the joint venture's operations.

Note 17 - Restatement:
----------------------

           Subsequent to the issuance of its financial statements for the year ended July 31, 2001, management determined that its Series A Preferred stock should be reclassified from stockholders' equity, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities," because the redemption feature of the Series A Preferred stock is beyond the control of the Company. This restatement did not affect net loss for the year ended July 31, 2001, nor did it affect total assets. The Series A Preferred stock should have been included outside the statement of stockholders' equity from the date of its issuance in January 2001.

           The reclassification as of July 31, 2001, had the following effects:

                                                                         As Previously          As
                                                                           Reported          Restated
                                                                         -------------     ------------
           Series A Preferred stock                                      $          --     $ 12,015,000

           Stockholders' Equity:
             Series A Preferred stock                                                1           --
             Special Voting Rights preferred stock                                   1                1
             Common stock                                                       20,681           20,681
             Additional paid in capital                                     88,776,859       76,761,860
             Notes receivable - common stock                                  (314,300)        (314,300)
             Accumulated deficit                                           (48,913,935)     (48,913,935)
             Accumulated other comprehensive loss                             (246,867)        (246,867)
                                                                         -------------     ------------
                    Total Stockholders' Equity                           $  39,322,440     $ 27,307,440
                                                                         =============     ============

Note 18 - Subsequent Events:
----------------------------

           On August 7, 2002, the Company purchased additional real estate property for investment purposes. The total purchase price paid was approximately $1,525,000 US and the property is currently being leased to third parties.

           Subsequent to the year-end, Promissory Notes receivable from the officers of the Company were redeemed pursuant to the Stock Pledge Agreement with the officers and a guaranteeing party. The outstanding balance of $1,121,939 was repaid with 592,716 shares of common stock, as determined by the Compensation Committee. These shares effectively became treasury stock.

           Included in Deposits is $100,000 paid to an unrelated company for the right to exclusive negotiations for the formation of a future business relationship. An additional payment of $50,000 was made subsequent to year-end. While the exclusivity period has subsequently expired, the negotiations are still ongoing and the structure of any future relationship is still undetermined. The deposit is non-refundable and the exact future benefit of this deposit cannot be estimated at this time.

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

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.                   Description
----------                    -----------

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

4.2.3 2001 Stock Option Plan filed as Exhibit 4.2.3 to our Form 10-K for the fiscal year ended July 31, 2001 filed with the Commission on October 29, 2001 ("2001 10-K").

4.3 Form of Warrant issued to Ladenburg Thalmann & Co., Inc. dated July 6, 2001, filed as Exhibit 4.15 to our Registration Statement on Form S-3 (File No. 333-67118) filed with the Commission on August 8, 2001 is incorporated herein by reference.

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

10.1.1 Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada and Consulting Agreement between Generex Pharmaceuticals and Pankaj Modi dated October 1, 1996 filed as Exhibit 10.1.1 to our Form 10 is incorporated herein by reference.

10.1.2 Assignment and Assumption Agreement between Generex Pharmaceuticals and Pankaj Modi dated October 1, 1996 filed as Exhibit 10.1.2 to our Registration Statement on Form 10/A filed with the Commission on February 24, 1999 is incorporated herein by reference

10.1.3 Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi, filed as Exhibit 10.1.4 to our 2001 10-K.

10.2.1 Development and License Agreement dated September 5, 2000 between Generex Biotechnology Corporation and Eli Lilly and Company filed as
         Exhibit 10.1 to our Report on Form 8-K/A dated September 5, 2000 and filed with the Commission on January 24, 2001 is incorporated herein by reference.

10.3.1 Amended and Restated Subscription, Joint Development and Operating Agreement dated January 15, 2002, between Elan Corporation, plc, Elan International Services, Ltd. and Generex Biotechnology Corporation and Generex (Bermuda), Ltd. filed as Exhibit 10.1 to our Report on Form 8-K dated January 16, 2002 and filed with the Commission on May 3, 2002 (May 2002 8-K) is incorporated herein by reference.

10.3.2 Amended and Restated License Agreement dated January 15, 2002, between Elan Corporation, plc and Generex (Bermuda), Ltd. filed as Exhibit 10.2 to May 2002 8-K is incorporated herein by reference.

10.3.3 Amended and Restated License Agreement dated January 15, 2002, between Generex Biotechnology Corporation and Generex (Bermuda), Ltd. filed as
         Exhibit 10.3 to our 2002 8-K is incorporated herein by reference.

21       Subsidiaries of the Registrant.*

23.1     Consent of Deloitte & Touche LLP, independent auditors.*

23.2     Consent of WithumSmith+Brown, independent auditors.*

24       Powers of Attorney, filed as Exhibit 24 to our 2001 10-K.

99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------------
* Filed herewith. All other exhibits are incorporated by reference, as described.


(b) Reports on Form 8- K

The following Reports on Form 8-K were filed during the last quarter of the fiscal year:

1. Report on Form 8-K, filed with the Commission on May 3, 2002, requesting confidential treatment for the Amended and Restated Subscription, Joint Development and Operating Agreement dated January 15, 2002, between Elan Corporation, plc, Elan International Services, Ltd. and Generex Biotechnology Corporation and Generex (Bermuda), Ltd.; the Amended and Restated License Agreement dated January 15, 2002, between Elan Corporation, plc and Generex (Bermuda), Ltd.; and the Amended and Restated License Agreement dated January 15, 2002, between Generex Biotechnology Corporation and Generex (Bermuda), Ltd.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of November, 2002.

GENEREX BIOTECHNOLOGY CORPORATION

By: /s/ Anna E. Gluskin
   --------------------
   Anna E. Gluskin, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                         Capacity in Which
Name                                     Signed                              Date
----                                     ------                              ----
/s/ Gerald Bernstein                     Director                            November 12, 2002
--------------------
Gerald Bernstein

/s/ Anna E. Gluskin                      President and Chief                 November 12, 2002
-------------------                      Executive Officer
Anna E. Gluskin


/s/ Rose C. Perri                        Secretary, Treasurer and            November 12, 2002
-----------------                        Chief Operating Officer
Rose C. Perri

/s/Pankaj Modi                           Vice President, Research            November 12, 2002
--------------                           and Development
Pankaj Modi

/s/ Michael Hawke                        Director                            November 12, 2002
------------------
Michael Hawke

/s/ Peter Levitch                        Director                            November 12, 2002
-----------------
Peter Levitch

/s/ Jan Michael Rosen                    Director                            November 12, 2002
----------------------
Jan Michael Rosen


                                 CERTIFICATIONS

I, Anna E. Gluskin, Chief Executive Officer and President of Generex Biotechnology Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Generex Biotechnology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

DATE: November 8, 2002        By: /s/ Anna E. Gluskin
                                 --------------------
                                       Anna E. Gluskin, Chief Executive Officer
                                       (Principal Executive Officer)


I, Rose C. Perri, Chief Operating Officer (Principal Financial Officer) of Generex Biotechnology Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Generex Biotechnology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


DATE: November 8, 2002        By: /s/ Rose C. Perri
                                 ----------------------------------------------
                                         Rose C. Perri, Chief Operating Officer
                                         (Principal Financial and Accounting
                                         Officer)