Form 10-K/A
period 2002-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2002-11-29
CIK 1059784

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

              33 Harbour Square, Suite 202, Toronto, Canada M5J 2G2
              -----------------------------------------------------
               (Address of principal executive offices)  (Zip Code)

        Registrant's telephone number, including area code: 416/364-2551

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant at October 10, 2002, based on the closing price as of that date, was approximately $20,659,926.

At November 11, 2002, the registrant had 20,100,718 shares of common stock outstanding.

Documents incorporated by reference: None

PART III

This Form 10-K/A furnishes the information required by Part III (Items 10, 11, 12 and 13).

Item 10. Directors and Executive Officers of the Registrant

Name                         Age       Position Held with Generex
----                         ---       --------------------------

Gerald Bernstein, M.D.       69        Director, Vice President Medical Affairs
Anna E. Gluskin              51        President, Chief Executive Officer and
                                       Director
Michael Hawke, M.D.          61        Director
Peter Levitch                70        Director
Pankaj Modi, Ph.D.           48        Vice President, Research and Development
                                       and Director
Rose C. Perri                35        Chief Operating Officer, Treasurer,
                                       Secretary and Director
J. Michael Rosen             51        Director

E. Mark Perri, our former Chairman and Chief Financial Officer, passed away on November 6, 2002. Rose C. Perri serves as interim Chief Financial Officer.

Gerald Bernstein, M.D. -- Director since October 2002. Dr. Gerald Bernstein was elected a Vice President of Generex effective as of October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He is a former president of the American Diabetes Association.

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

Rose C. Perri -- Director since September 1997. Ms. Rose Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

Generex entered into a joint venture with Elan Corporation, plc ("Elan") and certain affiliates of Elan in January 2001. Pursuant to a Securities Purchase Agreement dated January 16, 2001 between Generex, Elan and Elan International Services, Ltd. ("EIS"), a subsidiary of Elan, EIS has the right to nominate one director to Generex's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of common stock. Dr. Ivan Lieberburg was the nominee of EIS thereunder. Dr. Lieberburg resigned effective August 1, 2002. EIS has not informed Generex of its nominee to replace Dr. Lieberburg or whether it intends to replace Dr. Lieberburg. Under the terms of the Securities Purchase Agreement, the EIS-nominated director may not in any event have more than 15% of the aggregate voting power of the Board of Directors as a whole. See "Certain Relationships and Related Transactions" for a description of the Generex securities owned by, or that may be acquired by, Elan or its affiliates.

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

Other Key Employees and Consultants

Slava Jarnitskii is our Financial Controller. He began his employment with Generex Pharmaceuticals in September 1996 and has been in the employment of Generex since its acquisition of Generex Pharmaceuticals in October 1997. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii received a Masters of Business Administration degree from York University in September 1996.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The business affairs of Generex are managed under the direction of the Board of Directors. During the fiscal year ended July 31, 2002, Generex's Board of Directors held four meetings and took action by unanimous consent five times. During the fiscal year ended July 31, 2002, all of the directors attended all of the Board of Directors meetings that were held.

The Board of Directors has established two committees, the Audit Committee and the Compensation Committee.

The Audit Committee was established on March 1, 2000, and met four times during the fiscal year ended July 31, 2002. During fiscal 2001, the Audit Committee was composed of Mr. Rosen, who was the chairman of the Audit Committee, Dr. Hawke and Dr. Lieberburg. Dr. Lieberburg resigned effective August 1, 2002. All of the members of the Audit Committee attended all of the meetings that they were eligible to attend. The Audit Committee is currently composed of Mr. Rosen, who is the Chairman of the Committee, Mr. Levitch and Dr. Hawke. The Board of Directors has adopted an Audit Committee charter that specifies the duties of the Audit Committee.

Generex's common stock is listed on the Nasdaq National Market and, therefore, Generex is governed by the applicable rules of the Nasdaq National Market. The listing requirements for Nasdaq National Market issuers require that each issuer's audit committee be comprised of three independent directors. Mr. Rosen, Dr. Hawke and Mr. Levitch meet the definition of independence under Rule 4200(a)(15) of the listing requirements.

The Board of Directors intends to commence a search for at least one or more additional director who meets the definition of independence under the Nasdaq National Market listing requirements and intends to add at least one such additional director to the Board of Directors by the end of the current fiscal year.

The Compensation Committee was formed on July 30, 2001 and met four times during the fiscal year ended July 31, 2002. During fiscal 2002, the Compensation Committee was composed of Dr. Hawke, who was the chairman of the Compensation Committee, Mr. Rosen and Dr. Lieberburg. Dr. Lieberburg resigned effective August 1, 2002. All of the members of the Compensation Committee attended all of the meetings of the Compensation Committee. The Compensation Committee is currently composed of Dr. Hawke, who is the Chairman of the Committee, Mr. Rosen and Mr. Levitch.

Report of the Audit Committee

The Audit Committee reviewed and discussed Generex's audited financial statements for the fiscal year ended July 31, 2002 with management. The Audit Committee discussed with Deloitte & Touche LLP, Generex's independent auditors for the fiscal year ended July 31, 2002, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee received the written disclosures and the letter from Deloitte & Touche LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with Deloitte & Touche LLP its independence. Based on the review and discussions described above, among other things, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Generex's Annual Report on Form 10-K for the fiscal year ended July 31, 2002.

                        Submitted by the Audit Committee

                           J. Michael Rosen (Chairman)
                               Michael Hawke, M.D.
                                  Peter Levitch

The foregoing Report of the Audit Committee shall not be deemed to be soliciting material, to be filed with the Securities and Exchange Commission (the "SEC") or to be incorporated by reference into any of Generex's previous or future filings with the SEC, except as otherwise explicitly specified by Generex in any such filing.

Report of the Compensation Committee on Executive Compensation

Dr. Hawke is the chairman of the Compensation Committee and Mr. Levitch and Mr. Rosen are the other members of the Compensation Committee. Mr. Levitch became a member in October 2002.

Compensation Philosophy. The goals of Generex's compensation program are to attract and retain talented executives, to motivate these executives to achieve Generex's business goals, to align executive and stockholder interests and to recognize individual contributions as well as overall business results.

The key elements of Generex's executive compensation are base salary, cash bonuses and stock options. While the elements of compensation are considered separately, the Compensation Committee ultimately looks to the value of the total compensation package provided by Generex to the individual executive. At the end of the fiscal year ended July 31, 2001, the Compensation Committee conducted a review of Generex's executive compensation program. This review included a comprehensive report from an independent executive compensation consultant and compared Generex's total executive compensation, including base salaries, cash bonuses and stock options, to a peer group of publicly traded biotechnology companies. The Compensation Committee continued to use this comprehensive information as a basis for 2002 compensation. For the fiscal year ended July 31, 2001, the Compensation Committee targeted total cash compensation for Generex executives to the median of the peer group. For the fiscal year ended July 31, 2002, the Compensation Committee targeted total cash compensation for executives at the higher end of the peer group. In setting this policy, the Compensation Committee took into account Generex's relatively lean management structure and the number of roles filled by each officer. Dr. Modi's compensation, however, was based on his contract that provides achievement based bonuses.

Base Salaries. Prior to 2001, Generex historically paid very modest base salaries to its executive officers, relying on option grants to supplement the low base salaries. The Compensation Committee implemented increases for fiscal 2002 to bring the base salaries of Generex's executives in line with base salaries of Generex's principal competitors.

Cash Bonuses. Cash bonuses were granted for fiscal 2002 in order to recognize and reward the executives of Generex for their performance and for the accomplishments achieved by Generex during fiscal 2002. The Compensation Committee adopted performance objectives for executive officers in fiscal 2002. Executive officer bonuses were based on the executive's position within Generex, the Company's attainment of the objectives and individual contributions to the attainment of the objectives. The Compensation Committee met to determine 2002 bonuses after Mr. Mark Perri's death. In determining bonuses for Ms. Gluskin and Ms. Rose Perri, the Compensation Committee also took into account the need to provide appropriate incentives to maintain a stable management team following Mr. Mark Perri's death. The Compensation Committee judged that the executive officer bonus awards for fiscal 2002 were consistent with each executive's level of accomplishment and appropriately reflected Generex's achievement of the objectives and the Compensation Committee's other goals.

Stock Options. The purpose of stock option grants is to provide an additional incentive to Generex employees, including executive officers, to contribute materially to the growth of Generex. Stock options are granted to align the interests of the recipients with the interests of stockholders. During 2002, the Committee did not use option grants to compensate the current group of executives other than the grants required to be made to Dr. Modi under the terms of his consulting agreement.

Chief Executive Officer Compensation. Ms. Gluskin's compensation for the fiscal year ended July 31, 2002, was determined in accordance with the compensation policies described above. Ms. Gluskin was paid a cash salary of approximately $350,000 and was granted a bonus of $125,000. This compensation package was considered fair and reasonable in view of Generex's attainment of the performance objectives, and Ms. Gluskin's substantial contributions to those accomplishments. The compensation paid to Ms. Gluskin for fiscal 2002 was considered to give appropriate incentives to Ms. Gluskin to continue to promote the strategic objectives of Generex and to enhance stockholder value.

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code does not allow public companies to take a Federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million for any such officer in any fiscal year. This limitation does not apply to compensation that qualifies as "performance-based compensation" under the Code. The Board of Directors believes that at the present time it is quite unlikely that the compensation paid to any executive officer will exceed $1 million in any fiscal year. Therefore, the Board of Directors has not taken any measures to date specifically to qualify any of the compensation paid to its executive officers as "performance-based compensation" under the Code.

                     Submitted by the Compensation Committee

                          Michael Hawke, M.D.(Chairman)
                                  Peter Levitch
                                J. Michael Rosen

The foregoing Report of the Compensation Committee on Executive Compensation and the following Performance Graph shall not be deemed to be soliciting material, to be filed with the SEC or to be incorporated by reference into any of Generex's previous or future filings with the SEC, except as otherwise explicitly specified by Generex in any such filing.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that Generex's directors and executive officers, and any persons who own more than ten percent of the common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended July 31, 2002 were filed on a timely basis.

Item 11.   Compensation Of Executive Officers And Directors

Compensation of Executive Officers

The following table sets forth, for Generex's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three most highly compensated executive officers of Generex other than the CEO whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2002.

Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
                                                ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                                                                         AWARDS               PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
   Name and Principal    Year Ended     Salary         Bonus     Other Annual   Restricted    Securities       LTIP          All
        Position           July 31        ($)           ($)      Compensation     Stock       Underlying      Payouts       Other
                                          (3)                                    Award(s)       Options                 Compensation
                                                                                    ($)           (#)                         ($)
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Anna E. Gluskin (1),        2002        350,000       125,000          *             0             0             0             0
President and Chief         2001        127,240       250,000          *             0             0             0             0
Executive Officer           2000        105,385          0             *             0          300,000          0             0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
E. Mark Perri (1),          2002        270,000       100,000          *             0             0             0             0
Chief Financial             2001         95,081       180,000          *             0             0             0             0
Officer                     2000        103,249          0             *             0          250,000          0             0
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Rose C. Perri (1),          2002        250,000       100,000          *             0             0             0             0
Chief Operating             2001         81,068       100,000          *             0             0             0             0
Officer, Treasurer and      2000         97,147          0             *             0          250,000          0             0
Secretary
------------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------------
Pankaj Modi (2),            2002        262,500          0             *             0          150,000(4)       0             0
Vice President,             2001        250,000       300,000          *             0          150,000          0             0
Research and Development    2000         89,723         5,302          *             0          300,000          0             0
------------------------------------------------------------------------------------------------------------------------------------

Cash bonuses listed as paid with respect to services in any year are actually paid in the succeeding year.

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin, Mr. Mark Perri and Ms. Rose Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which, at July 31, 2002, Ms. Gluskin, Mr. Mark Perri and Ms. Rose Perri were equal owners.

(2) All of the cash compensation paid to Dr. Modi is paid indirectly to him through a corporation owned 100% by him.

(3) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2002, 2001 and 2000, respectively.

(4) Granted on July 31, 2002 with effect as of July 31, 2002 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

Option Grants during the 2002 Fiscal Year

The following tables set forth information related to options to purchase common stock granted to the Chief Executive Officer (CEO) and the named executive officers during the fiscal year ended July 31, 2002.


                                                                           Potential realizable value at
                                                                           assumed annual rates of stock
                                            Individual grants               appreciation for option term
                                            -----------------              ------------------------------

                                      Percent of
                     Number of        total options
                     Securities       granted to
                     Underlying       to employees    Exercise
                     options          in fiscal       price         Expiration
 Name                granted (#)      year (%)        ($/Sh)         date               5%($)          10%($)
------------------------------------------------------------------------------------------------------------
Anna E. Gluskin ...      0               --               --             --               --              --
E. Mark Perri ......     0               --               --             --               --              --
Rose C. Perri .....      0               --               --             --               --              --
Pankaj Modi ....... 150,000(1)         31.5%           $2.19           7/31/07        90,758         200,533

(1) Granted on July 31, 2002 with effect as of July 31, 2002 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

Fiscal Year End Option Values

No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2002. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.


                                                                    Number of securities
                                                                    underlying exercised                 Value of unexercised
                                                                    options at                           options at
                                                                    July 31, 2002                        July 31, 2002

                                  Shares acquired      Value                  (#)                             ($)
Name                               on exercise (#)   realized ($)   Exerciseable/Unexercisable  Exerciseable(1)/Unexercisable
-----------------------------------------------------------------------------------------------------------------------------------
Anna E. Gluskin ...........           -0-               -0-            300,000/0                               0/0
E. Mark Perri ..............          -0-               -0-            250,000/0                               0/0
Rose C. Perri ...............         -0-               -0-            250,000/0                               0/0
Pankaj Modi ................          -0-               -0-            600,000/0                              15,000/0

-------------------------
(1) Based on the closing price of common stock ($2.29) at November 11, 2002.

Other Benefit Plans

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named officers.

Directors' Compensation; Other Compensation

Dr. Hawke and Mr. Rosen, each outside directors, received $10,000 in the fiscal year ended July 31, 2002 for their services as a director to Generex. In addition, both Dr. Hawke and Mr. Rosen received $10,000 for their services as Compensation Committee Chairman and Audit Committee Chairman, respectively. Dr. Hawke was granted options on October 23, 2001 to purchase 30,000 shares of common stock and was granted options on May 18, 2001 to purchase 20,000 shares of common stock, all under the Generex Biotechnology Corporation 2001 Stock Option Plan (the "2001 Plan"), in recognition of his service as a director. Mr. Rosen was granted options on October 23, 2001, to purchase 30,000 shares of common stock and was granted options on May 18, 2001 to purchase 20,000 shares of common stock, all under the 2001 Plan, in recognition of his service as a director.

Pursuant to an agreement between Mr. Levitch and Generex, Mr. Levitch received $10,000 upon joining the Board of Directors and will receive $10,000 at the end of each fiscal quarter, beginning with the quarter ending January 31, 2003, as partial consideration for his services as a member of the Audit Committee and Compensation Committee and his services as a director of Generex. In addition, under the agreement Mr. Levitch was granted options exercisable for 20,000 shares of Generex common stock in partial consideration for his service as a director of Generex. Mr. Levitch is also eligible to be considered for additional option grants to the same extent as the other outside directors of Generex.

Dr. Modi is compensated through a consulting agreement that was originally entered into as of October 1, 1996, that was amended and supplemented as of January 7, 1998, and that was further amended and supplemented as of December 31, 2000. The parties to the agreement are Dr. Modi, Generex and Generex Pharmaceuticals, Inc., a wholly-owned subsidiary of Generex. An amendment to Dr. Modi's consulting agreement was approved by the Board of Directors in January 2002 granting Dr. Modi cash bonuses upon the occurrence of certain events in connection with the extension of the joint venture with Elan to include Morphine. All references to the consulting agreement in the following discussion relate to the agreement, as amended and supplemented.

Pursuant to the terms of the consulting agreement, Dr. Modi holds the position of Vice President, Research and Development of Generex and Generex Pharmaceuticals, and both Generex and Generex Pharmaceuticals are jointly and severally responsible for the payment to Dr. Modi of all amounts due under the consulting agreement. The agreement provides for Dr. Modi's term of service to extend through July 31, 2010, subject to termination without cause by Dr. Modi or Generex at any time after January 1, 2003 upon 12 months' prior written notice.

In connection with amending and supplementing the consulting agreement in January 1998, Generex issued 1,000 shares of Special Voting Rights Preferred Stock ("Special Preferred Stock") to Dr. Modi, comprising all of the outstanding shares of Special Preferred Stock. Special Preferred Stock does not generally carry the right to vote, but does have the following special voting rights:

   o the holders of Special Preferred Stock have the right to elect a majority of Generex's Board of Directors if a change of control occurs; and
   o the holders of Special Preferred Stock have the right to approve any transaction that would result in a change of control.

A "change of control" is deemed to occur if Generex's founders (namely, Ms. Gluskin, Dr. Modi or Ms. Rose Perri), or directors appointed or nominated with the approval of Generex's founders, should cease to constitute at least 60% of Generex's directors, or if any person becomes either Chairman of the Board of Directors or Chief Executive Officer of Generex without the prior approval of the founders. If a change of control were to occur, Dr. Modi would thereafter be able to elect a majority of the directors. No change of control has occurred to date.

The consulting agreement provides for an annual base compensation of $250,000 a year, effective as of August 1, 2000, subject to certain cost-of-living increases. In addition, Dr. Modi is entitled to receive certain bonus compensation during the term of the agreement. During the first calendar quarter of 2001, a $300,000 bonus was paid to Dr. Modi in respect of Dr Modi's services in securing the development and license agreement between Generex and Eli Lilly and Company ("Lilly"). Dr. Modi will also receive certain additional bonus payments based upon the Lilly agreement or any similar agreements entered into by Generex for rights granted to third parties to develop, manufacture and/or market products based upon ideas, improvements, designs or discoveries made or conceived by Dr. Modi.

The consulting agreement provides for Dr. Modi to be granted options to purchase 150,000 shares of common stock in each of the next ten fiscal years, starting with the fiscal year ended July 31, 2001. The options may be granted only under option plans of Generex that have been approved by the stockholders.

Compensation Committee Interlocks and Insider Participation

Effective July 30, 2001, all decisions regarding executive compensation were made by the Compensation Committee of the Board of Directors. Dr. Hawke is chairman of the Compensation Committee and Mr. Levitch and Mr. Rosen are the other members of the Compensation Committee.

No executive officer of Generex has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of Generex (excluding entities that are wholly owned by one or more of the executive officers).

Existing Stock Compensation Plans

The following table sets forth information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

------------------------------- ----------------------------- ----------------------------- -----------------------------
Plan Category                   Number of securities to be    Weighted-average exercise     Number of securities
                                issued upon exercise of       price of outstanding          remaining available for
                                outstanding options,          options, warrants and rights  future issuance under
                                warrants and rights                                         equity compensation plans
                                                                                            (excluding securities
                                                                                            reflected in column (a))
------------------------------- ----------------------------- ----------------------------- -----------------------------
                                            (a)                            (b)                          (c)
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans
approved by security holders

1998 Stock Option Plan
                                         1,292,500                       $5.12                               0
2000 Stock Option Plan
                                         1,924,500                       $7.70                          75,500
2001 Stock Option Plan
                                         1,665,159                       $8.73                       2,334,841
                                         ---------                       -----                       ---------

Total                                    4,882,159*                      $8.68                       2,410,341
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not
approved by security holders                 0                             0                             0
------------------------------- ----------------------------- ----------------------------- -----------------------------
            Total                        4,882,159                       $8.68                       2,410,341
------------------------------- ----------------------------- ----------------------------- -----------------------------

*Does not include 125,000 options granted to consultants in 2001 that were not granted pursuant to a stock option plan.

                             STOCK PERFORMANCE GRAPH

 Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the Nasdaq National Market (U.S. Companies) and the Nasdaq Biotechnology Index for the period commencing February 5, 1998 (the date Generex's common stock was first listed for trading on the Nasdaq over-the-counter market) and ending on July 31, 2002. The graph assumes that $100 was invested on February 5, 1998, in Generex's common stock, the stocks in the Nasdaq National Market (U.S. Companies) and the stocks comprising the Nasdaq Biotechnology Index, and that all dividends were reinvested. Generex's common stock has been trading on the Nasdaq National Market since May 5, 2000.


                            [Graphic Omitted: Graph]

                                      02/1998     07/1998     07/1999     07/2000     07/2001     07/2002
                                      -------     -------     -------     -------     -------     -------
Generex Biotechnology Corporation      100.0       130.2       106.3       126.0       141.7        37.3
Nasdaq Stock Market                    100.0       111.3       158.8       226.2       121.4        80.2
Nasdaq Biotechnology Index             100.0       111.3       219.0       426.7       367.8       230.4


Security Ownership Of Certain Beneficial Owners And Management

The tables on the following pages sets forth information regarding the beneficial ownership of the common stock by:

   o   Our executive officers and directors;
   o   All directors and executive officers as a group; and
   o Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in these tables is as of November 11, 2002. At that date, Generex had 20,100,718 shares of common stock outstanding. In addition to common stock, Generex has outstanding 1,000 shares of Special Voting Rights Preferred Stock. All of the shares of Special Voting Rights Preferred Stock are owned by Dr. Pankaj Modi. In connection with Generex's joint venture with Elan, Generex issued 1,000 shares of Series A Preferred Stock to an affiliate of Elan. In January of 2002, Generex declared a 6% stock dividend of Series A Preferred Stock. All of the Series A Preferred Stock is presently held of record by an affiliate of Elan.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

                              BENEFICIAL OWNERSHIP

Name of Beneficial Owner                             Number of Shares  Percent of Class
------------------------                             ----------------  ----------------
 (i) Directors and Executive Officers
Gerald Bernstein, M.D............................        10,159(1)     *
Anna E. Gluskin..................................     1,253,794(2)     4.7%
Michael Hawke, M.D ..............................       131,000(3)     *
Peter Levitch....................................        65,483(4)     *
Pankaj Modi, Ph.D................................     1,700,200(5)     5.5%
Rose C. Perri ...................................     4,200,202(6)     18.4%
J. Michael Rosen ................................       148,730(7)     *
Officers and directors as a group ...............     6,918,072(8)     28.4%

(ii) Other Beneficial Owners (and their addresses)
Protius Overseas Limited ........................     1,405,526(9)     7.0%
P.O. Box 17512-14
Finch Road Douglas
Isle of Man, IM99

Cranshire Capital, L.P. .........................              (9)    (9)
666 Dundee Road, Suite 1901
Northbrook, IL 60062

Downsview Capital, Inc. .........................              (9)    (9)
666 Dundee Road, Suite 1901
Northbrook, IL 60062

JMJ Capital, Inc. ...............................              (9)    (9)
666 Dundee Road, Suite 1901
Northbrook, IL 60062

EURAM Cap Strat. "A" Fund Limited ...............              (9)    (9)
666 Dundee Road, Suite 1901
Northbrook, IL 60062

Mitchell P. Kopin ...............................              (9)    (9)
666 Dundee Road, Suite 1901
Northbrook, IL 60062

EBI, Inc. In Trust ..............................    1,441,496(10)     7.2%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260 Providencials
Turks and Caicos Islands
British West Indies

GHI, Inc. In Trust ..............................    1,907,334(11)     9.5%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260 Providencials
Turks and Caicos Islands
British West Indies

Smallcap World Fund, Inc. .......................    1,243,467(12)     6.2%
c/o Capital Research and
Management Company
333 South Hope Street
Los Angeles, CA 90071

* Less than one percent.

(1) Includes 5,159 options granted on December 31, 2001 and 5,000 options granted on January 3, 2000, all under Generex's 2001 Stock Option Plan (the "2001 Plan") and pursuant to a consulting agreement between Dr. Bernstein and Generex.

(2) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 100,000 shares issuable upon the exercise of an option granted under Generex's 1998 Stock Option Plan (the "1998 Plan") and 200,000 shares issuable upon the exercise of an option granted under Generex's 2000 Stock Option Plan (the "2000 Plan").

(3) Includes 50,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Also includes 50,000 shares issuable upon the exercise of options granted under the 2001 Plan (20,000 of which were granted during fiscal 2001 and 30,000 of which were granted after fiscal 2001).

(4) Includes 20,000 shares issuable upon the exercise of an option granted under the 2001 Plan.

(5) Includes 150,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Also includes 300,000 shares issuable upon the exercise of options granted under the 2001 Plan. Dr. Modi also owns all the outstanding shares of Generex's Special Voting Rights Preferred Stock. This stock is not convertible into common stock.

(6) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Rose Perri, 100,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Rose Perri is executor and beneficiary: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for an aggregate of 250,000 shares. The options are exercisable for one year after Mr. Mark Perri's death on November 6, 2002. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Rose Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Rose Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(7) Includes 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan, and 50,000 shares issuable upon exercise of options granted under the 2001 Plan. Also includes 7,943 shares owned by a company of which Mr. Rosen is an officer and indirect 25% owner; Mr. Rosen may be deemed to beneficially own these shares because he shares voting power and investment power with respect to such shares.

(8) Includes 500,000 shares issuable upon the exercise of options granted under the 1998 Plan, and 690,000 shares issuable upon the exercise of options granted under the 2000 Plan. Includes 1,441,496 shares owned of record by EBI, Inc. but beneficially owned or deemed to be beneficially owned by Ms. Rose Perri. Includes 1,907,334 shares owned of record by GHI, Inc. but beneficially owned by Ms. Gluskin or Ms. Rose Perri.

(9) Based solely on Schedule 13G filed with the SEC under the Exchange Act on January 18, 2002. The Schedule 13G was filed for Protius Overseas Limited; Cranshire Capital, L.P.; Downsview Capital, Inc.; JMJ Capital, Inc.; EURAM Cap Strat. "A" Fund Limited; and Mitchell P. Kopin as a group. The members of the group hold shared voting power and shared dispositive power with respect to these shares. Does not include any warrants exercisable for common stock that are held by any of the members of the group.

(10) All these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Rose Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(11) Ms. Gluskin and Ms. Rose Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares.

(12) Includes warrants to purchase a total of 164,467 shares of the common stock.

Certain Relationships and Related Transactions
----------------------------------------------

Generex acquired Generex Pharmaceuticals, Inc. in October 1997. Prior to Generex's acquisition of Generex Pharmaceuticals, it was a private Canadian corporation majority-owned and controlled by Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin. Unless otherwise indicated, the transactions described below occurred prior to the acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. Generex presently has a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in Generex.

Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mr. Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing Generex's oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 (CAD) was repaid by EBI. There were no repayments made in the years ended July 31, 2002, 2001 and 2000. The balance due from EBI at July 31, 2002, was $508,165 (CAD) (approximately $322,685 (US) based on the exchange rate then in effect). These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve certain of the real estate and buildings owned by Generex Pharmaceuticals.

Related Party Transactions: Between November 1995 and July 31, 1998, companies owned and controlled by Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin incurred a net indebtedness of $629,234 to Generex Pharmaceuticals, excluding the indebtedness of EBI described in the preceding paragraph. This indebtedness arose from cash advances and the payment by Generex Pharmaceuticals of expenses incurred by these companies, net of repayments and payment of expenses on behalf of Generex Pharmaceuticals. At July 31, 1999, these companies' net indebtedness to Generex Pharmaceuticals, exclusive of the EBI indebtedness described above, was $284,315. At July 31, 2000, this balance had been reduced to zero. The transactions between Generex Pharmaceuticals and entities owned and controlled by Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin were not negotiated at arms-length, and were not on normal commercial terms. No interest was charged on any of the advances, and the transactions were of far greater financial benefit and convenience to Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin than to Generex Pharmaceuticals. These transactions and financing arrangements were mostly initiated prior to the transaction in which Generex acquired Generex Pharmaceuticals, and no such transactions have taken place since January 1, 1999. Generex presently has a policy requiring the approval of the Board of Directors, including a majority of disinterested directors, for any transactions in which a director has a material interest apart from such director's interest in Generex.

Loans to Executive Officers: On May 3, 2001, Generex's three senior officers, who are also shareholders of Generex, were advanced $334,300 each, in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of Generex's common stock owned by this related company. On June 3, 2002, Generex's Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Subsequent to July 31, 2002, pursuant to a decision made as of August 30, 2002, these loans were satisfied by application of pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

Brokerage Payment: On August 7, 2002, Generex Pharmaceuticals purchased real estate with an aggregate purchase price of approximately $1,525,000, from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of Ms. Gluskin, received a commission from the proceeds of the sale to the seller, in the amount of 3% of the purchase price, or $45,714. Management believes that this is less than the aggregate commission which would have been payable if an unaffiliated broker had been used.

Joint Venture with Elan: In January 2001, Generex established a joint venture with Elan International Services, Ltd. ("EIS") and Elan Corporation, plc ("Elan"). Pursuant to the Securities Purchase Agreement dated January 16, 2001, between Generex, Elan and EIS, EIS has the right to nominate one director to Generex's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of common stock. Dr. Lieberburg was the nominee of EIS thereunder. Dr. Lieberburg resigned effective August 1, 2002 because he felt that due to the increasing demands of his position with Elan Corporation, he could no longer devote the time and attention necessary to serve as a director of Generex. EIS has not informed Generex as to its nominee to replace Dr. Lieberburg.

In connection with the transaction, EIS purchased 344,116 shares of common stock for $5,000,000 and was issued a warrant to acquire 75,000 shares of common stock at $25.15 per share. If the joint venture achieves certain milestones, Generex may require EIS to purchase an additional $1,000,000 of common stock at a 30% premium to the then prevailing fair market value of shares of common stock. EIS also purchased 1,000 shares of a new series of Generex preferred stock, designated as Series A Preferred Stock, for $12,015,000. The proceeds from the sale of the Series A Preferred Stock were applied by Generex to subscribe for an 80.1% equity ownership interest in Generex (Bermuda) Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity interest in Generex (Bermuda) Ltd. While Generex initially owns 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of Generex's interest in the joint venture entity. Alternatively, the Series A Preferred Stock may be converted, under certain conditions, into shares of Generex's common stock. In January of 2002, Generex declared a 6% stock dividend of Series A Preferred stock. The shares of common stock and shares of Series A Preferred Stock presently are held of record by an affiliate of EIS.



                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 27th day of November, 2002.

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


Name                        Capacity in Which Signed           Date
----                        ------------------------           ----

/s/ Gerald Bernstein*       Director                           November 27, 2002
---------------------
Gerald Bernstein

/s/ Anna E. Gluskin         President and Chief Executive      November 27, 2002
-------------------         Officer
Anna E. Gluskin

/s/ Rose C. Perri           Secretary, Treasurer and Chief     November 27, 2002
-----------------           Operating Officer
Rose C. Perri

/s/Pankaj Modi*             Vice President, Research and       November 27, 2002
---------------             Development
Pankaj Modi

/s/ Michael Hawke*          Director                           November 27, 2002
------------------
Michael Hawke

/s/ Peter Levitch           Director                           November 27, 2002
-----------------
Peter Levitch

/s/ Jan Michael Rosen       Director                           November 27, 2002
----------------------
Jan Michael Rosen


*By: /s/ Anna E. Gluskin
------------------------------------
Anna E. Gluskin, as Attorney-in-Fact

                                 CERTIFICATIONS

I, Anna E. Gluskin, Chief Executive Officer and President of Generex Biotechnology Corporation, certify that:

1. I have reviewed this Amendment Number 1 to Annual Report on Form 10-K of Generex Biotechnology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

DATE: November 27, 2002        By: /s/ Anna E. Gluskin
                                  --------------------
                                       Anna E. Gluskin, Chief Executive Officer
                                      (Principal Executive Officer)


I, Rose C. Perri, Chief Operating Officer (Principal Financial Officer) of Generex Biotechnology Corporation, certify that:

1. I have reviewed this Amendment Number 1 to Annual Report on Form 10-K of Generex Biotechnology Corporation;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.


DATE: November 27, 2002     By: /s/ Rose C. Perri
                               ------------------
                                    Rose C. Perri, Chief Operating Officer
                                   (Principal Financial and Accounting Officer)