Form 10-Q
period 2002-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2002-12-13
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2002

[ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from_______________________ to _______________________

                         COMMISSION FILE NUMBER: 0-25169


                        GENEREX BIOTECHNOLOGY CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Delaware                                                98-0178636
-------------------------------                             --------------------
(State of other jurisdiction of                                (IRS Employer
 incorporation or organization)                             Identification No.)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's common stock, par value $.001, was 20,693,434 as of October 31, 2002.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART I:       FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements -- unaudited

              Consolidated Balance Sheets --
              October 31, 2002 and July 31, 2002 ....................................................    3

              Consolidated Statements of Operations -- for the three month period ended October 31, 2002 and 2001, and cumulative from
              November 2, 1995 to October 31, 2002...................................................    4

              Consolidated Statements of Cash Flows -- For the three month period ended October 31, 2002 and 2001, and cumulative from
              November 2, 1995 to October 31, 2002...................................................    5

              Notes to Consolidated Financial Statements.............................................    6

Item 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................................................   12

Item 3.       Quantitative and Qualitative Disclosures
              About Market Risk......................................................................   19

Item 4.       Controls and Procedures................................................................   19

PART II:      OTHER INFORMATION

Item 1.       Legal Proceedings......................................................................   20

Item 2.       Changes in Securities and Use of Proceeds..............................................   21

Item 3.       Defaults Upon Senior Securities........................................................   21

Item 4.       Submission of Matters to a Vote of Security Holders....................................   21

Item 5.       Other Information......................................................................   21

Item 6.       Exhibits and Reports on Form 8-K.......................................................   32

Signatures...........................................................................................   32


Part I.       FINANCIAL INFORMATION

Item 1.    Consolidated financial statements

Item 1.  Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            October 31,        July 31,
                                                                                               2002              2002
                                                                                            ------------     -------------
         ASSETS

Current Assets:
   Cash and cash equivalents                                                               $ 10,417,263       $  8,131,463
   Restricted cash                                                                              166,252              --
   Short-term investments                                                                     6,714,396         12,862,757
   Officers' loans receivable                                                                     --             1,114,084
   Miscellaneous receivables                                                                      --                12,493
   Other current assets                                                                         138,925            221,629
                                                                                           ------------       ------------
         Total Current Assets                                                                17,436,836         22,342,426

Property and Equipment, Net                                                                   4,041,774          4,033,094

Assets Held for Investment, Net                                                               1,675,303               --

Patents, Net                                                                                    839,414            830,142

Deposits                                                                                         31,200            632,401

Due From Related Party                                                                          324,565            322,685
                                                                                           ------------       ------------

         TOTAL ASSETS                                                                      $ 24,349,092       $ 28,160,748
                                                                                           ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                   $    851,725       $  1,898,943
   Current maturities of long-term debt                                                         172,364            172,453
   Current maturities of long-term debt - assets
     held for investment                                                                         51,099               --
                                                                                           ------------       ------------
         Total Current Liabilities                                                            1,075,188          2,071,396

Long-term Debt:
   Long-term debt, less current maturities                                                      492,008            490,860
   Long-term debt, less current maturities - assets
     held for investment                                                                      1,026,175               --
                                                                                           ------------       ------------
         Total Long-term Debt                                                                 1,518,183            490,860

Commitments and Contingencies

Series A, preferred stock, $.001 par value; authorized
   1,000,000 shares, 1,060 shares issued and outstanding
   at October 31, 2002 and July 31, 2002                                                     12,735,900         12,735,900

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value;
     authorized, issued and outstanding 1,000 shares at
     October 31, 2002 and July 31, 2002                                                               1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 20,697,326 shares at October 31, 2002 and July 31, 2002, and outstanding 19,968,110 and 20,600,826 shares at October 31,
     2002 and July 31, 2002, respectively                                                        20,697             20,697
   Treasury stock, at cost; 729,216 and 96,500 shares at October
     31, 2002 and July 31, 2002, respectively                                                (1,583,982)          (395,531)
   Additional paid-in capital                                                                77,220,231         77,220,231
   Notes receivable - common stock                                                             (342,258)          (336,885)
   Deficit accumulated during the development stage                                         (65,996,531)       (63,327,869)
   Accumulated other comprehensive loss                                                        (298,337)          (318,052)
                                                                                           ------------       ------------
         Total Stockholders' Equity                                                           9,019,821         12,862,592
                                                                                           ------------       ------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 24,349,092       $ 28,160,748
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


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                                     Cumulative
                                                                                                                        From
                                                                                                                      November 2,
                                                                           For the Three Months Ended                1995 (Date of
                                                                                   October 31,                       Inception) to
                                                                       -----------------------------------             October 31,
                                                                             2002                 2001                    2002
                                                                       --------------        -------------          ---------------
Contract Research Revenues                                              $       --            $       --              $  1,000,000

Operating Expenses:
   Research and development                                                  1,000,476               676,339            34,495,131
   Research and development - related party                                     --                     --                  220,218
   General and administrative                                                1,804,895             2,228,225            36,688,051
   General and administrative - related party                                   --                     --                  314,328
                                                                        --------------        --------------          ------------
       Total Operating Expenses                                              2,805,371             2,904,564            71,717,728
                                                                        --------------        --------------          ------------

Operating Loss                                                              (2,805,371)           (2,904,564)          (70,717,728)

Other Income (Expense):
   Miscellaneous income                                                         25,527                 3,997                60,092
   Income from Rental Operations, net                                           21,385                 --                   21,385
   Interest income                                                             104,745               333,534             2,683,757
   Interest expense                                                            (15,573)              (16,202)             (361,322)
                                                                        --------------        --------------          ------------

Net Loss Before Minority Interest Share of Loss                             (2,669,287)           (2,583,235)          (68,313,816)

Minority Interest Share of Loss                                                    625                 --                3,038,185
                                                                        --------------        --------------          ------------

Net Loss                                                                    (2,668,662)           (2,583,235)          (65,275,631)

Preferred Stock Dividend                                                        --                     --                  720,900
                                                                        --------------        --------------          ------------

Net Loss Available to Common Shareholders                               $   (2,668,662)       $   (2,583,235)         $(65,996,531)
                                                                        ==============        ==============          ============

Basic and Diluted Net Loss Per Common
   Share                                                                $         (.13)       $         (.12)
                                                                        ==============        ==============

Weighted Average Number of Shares of
   Common Stock Outstanding                                                 20,278,083            20,683,646
                                                                        ==============        ==============


The Notes to Consolidated Financial Statements are an integral part of these statements.


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                   Cumulative From
                                                                           For the Three Months Ended             November 2, 1995
                                                                                   October 31,                   (Date of Inception)
                                                                       -----------------------------------          to October 31,
                                                                             2002                 2001                   2002
                                                                       --------------        -------------        ------------------
Cash Flows From Operating Activities:
   Net loss                                                            $  (2,668,662)         $ (2,583,235)         $ (65,275,631)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                         135,493                91,777              1,008,317
       Minority interest share of loss                                          (625)                --                (3,038,185)
       Reduction of notes receivable - common
         stock in exchange for services rendered                                --                   --                   423,882
       Write-off of deferred offering costs                                     --                   --                 3,406,196
       Write-off of abandoned patents                                          9,134                 --                     9,134
       Common stock issued for services rendered                                --                   --                 2,141,164
       Stock options and warrants issued for
         services rendered                                                      --                   --                 4,947,775
       Preferred stock issued for services rendered                             --                   --                       100
       Founders' shares transferred for services rendered                       --                   --                   353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                            12,504                 --                    43,124
         Other current assets                                                 82,972                39,387               (143,244)
         Accounts payable and accrued expenses                            (1,048,753)             (591,025)             1,703,049
         Other, net                                                             --                   --                   110,317
                                                                        ------------          ------------           ------------
           Net Cash Used in Operating Activities                          (3,477,937)           (3,043,096)           (54,310,496)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (200,073)             (168,794)            (3,276,563)
   Costs incurred for patents                                                (30,200)              (68,094)              (937,831)
   Change in restricted cash                                                (165,440)                --                  (171,035)
   Proceeds from maturity of short term investments                       10,561,195             9,806,000            109,677,103)
   Purchases of short-term investments                                    (4,412,834)          (14,446,413)          (116,391,499)
   Increase in officers' loans receivable                                    (12,073)              (22,472)            (1,126,157)
   Change in deposits                                                        100,000                 2,840               (484,949)
   Change in notes receivable - common stock                                  (5,373)               (5,561)               (42,258)
   Change in due from related parties                                           --                   --                (2,255,197)
   Other, net                                                                   --                   --                    89,683
                                                                        ------------          ------------           ------------
           Net Cash Provided by (Used in) Investing Activities             5,835,202            (4,902,494)           (14,918,703)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                     --                   --                   993,149
   Repayment of long-term debt                                               (11,266)               (2,274)              (986,613)
   Change in due to related parties                                             --                   --                   154,541
   Proceeds from exercise of warrants                                           --                   --                 2,256,482
   Proceeds from exercise of stock options                                      --                  27,500                772,500
   Proceeds from minority interest investment                                    625                 --                 3,038,185
   Proceeds from issuance of preferred stock                                    --                   --                12,015,000
   Purchase of treasury stock                                                (62,294)              (39,150)              (457,825)
   Proceeds from issuance of common stock, net                                  --                   --                61,999,294
   Purchase and retirement of common stock                                      --                   --                  (119,066)
                                                                        ------------          ------------           ------------
           Net Cash Provided by (Used in) Financing
            Activities                                                       (72,935)              (13,924)            79,665,647

Effect of Exchange Rates on Cash                                               1,470               (12,714)               (19,185)
                                                                        ------------          ------------           ------------
Net Increase (Decrease) in Cash and Cash Equivalents                       2,285,800            (7,972,228)            10,417,263

Cash and Cash Equivalents, Beginning of Period                             8,131,463            10,109,559                 --
                                                                        ------------          ------------           ------------

Cash and Cash Equivalents, End of Period                                $ 10,417,263          $  2,137,331           $ 10,417,263
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


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   Basis of Presentation
     The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results for the three months may not be indicative of the results for the entire year.

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2003; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   Effects of Recent Accounting Pronouncements
     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Company's financial statements, are affected by the provisions of SFAS No.
     142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 142 during the current fiscal year did not have any effect on the Company's consolidated financial position or results of operations.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. The adoption of SFAS No. 144 during the current fiscal year did not have a significant impact on the Company's consolidated financial position or results of operations.

     In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's management does not expect the adoption of FIN No. 45 to have a significant impact on the Company's consolidated financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   Comprehensive Income/(Loss)
     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2002 and 2001, was $2,648,947 and $2,665,854, respectively.

4.   Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

                                                    October 31,       July 31,
                                                       2002             2002
                                                    -----------      ---------

     Accounts Payable                               $  605,920      $   778,184
     Accrued Legal Fees                                195,805          460,840
     Executive Compensation                              --             584,919
     Financial Services                                 50,000           75,000
                                                    ----------      -----------
                 Total                              $  851,725      $ 1,898,943
                                                    ==========      ===========

5.   Property Acquisition for Investment Purposes
     During the three months ended October 31, 2002, the Company purchased approximately $1.6 million of property for investment purposes, which is included in assets held for investment, net. The property is situated in the same location as the Company's pilot plant. In conjunction with the purchase, the Company incurred approximately $1.09 million of additional long-term debt, which is included in long-term debt - assets held for investment. Included in the $1.09 million is approximately $766,450 due to the Bank of Nova Scotia which is to be repaid in 35 monthly principal installments of approximately $4,250 plus interest, with final payment of the remaining principal balance due on the 36th month, bears an interest rate of prime plus 1.5 percent per annum, and is secured by the property acquired, assignment of rental income of the property, funds on deposit of approximately $160,000 and a general guarantee by the Company of $766,450. The guarantee is limited to $1.2 million Canadian Dollars (approximately $766,450), and is extended for as long as a balance is outstanding on the original loan. Also included in the $1.09 million is approximately $319,000 due to the seller, with monthly interest payments at 10% per annum for 24 months with the principal due on July 31, 2004, and is subordinated to the $766,450 due to the Bank of Nova Scotia.

     The Company's intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $58,204 of rental income and $36,819 of rental expenses, including interest charges of $17,297, for the quarter ended October 31, 2002.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Pending Litigation (continued)
     On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limits the issue of damages before the new panel of arbitrators to reliance damages which is not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was "totally irrational."

     On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On December 3, 2002, the Company filed a response in opposition to that motion. At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

     In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by Centrum Technologies Inc. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of Centrum Technologies Inc. ("CTI"), as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiff's cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. The Company intends to continue its vigorous defense of this legal proceeding. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

     In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal is scheduled to commence in February 2003. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which is not material to the consolidated financial position of the Company.

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

7.   Net Loss Per Share
     Basic EPS and Diluted EPS for the three months ended October 31, 2002 and 2001 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 8,741,934 incremental shares, have been excluded from the computation of Diluted EPS as they are antidilutive.

8.   Supplemental Disclosure of Cash Flow Information

                                                                              For the Three Months Ended
                                                                                       October 31,
                                                                                 2002                 2001
                                                                           -----------------     ---------------
    Cash paid during the period for:
      Interest                                                              $     32,870           $    16,202
      Income taxes                                                          $       --             $      --

    Disclosure of non-cash investing and financing activities:

    Settlement of officer loans receivable in exchange for
      shares of common stock held in treasury                               $  1,114,084           $      --
    Assumption of long-term debt in conjunction with building
      purchase                                                              $  1,080,486           $      --
    Utilization of deposit in conjunction with building purchase            $    501,839           $      --


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


9.   Transactions with Related Parties
     The Company's change in "Due from Related Parties" for the quarter ended October 31, 2002 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2002.

     On August 7, 2002 the Company purchased real estate with an aggregate purchase price of approximately $1.6 million, from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of a senior officer of the Company, received a commission from the proceeds of the sale to the seller, in the amount of 3% of the purchase price. Management believes that this is less than the aggregate commission which would have been payable if an arms-length broker had been used.

     In September of 2002, promissory notes receivable from the officers of the Company were redeemed pursuant to the Stock Pledge Agreement with the officers and a guaranteeing party. The outstanding balance of $1,121,939 was repaid with 592,716 shares of common stock, as determined by the Compensation Committee. These shares effectively became treasury stock.

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

Forward Looking Statements

We have made statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

     o   our expectations concerning product candidates for our technology;
     o our expectations concerning our development and license agreement with Eli Lilly and Company and other third party collaborations including our joint venture with a subsidiary of Elan Corporation, plc;
     o our expectations of when different phases of clinical activity may commence; and
     o our expectations of when regulatory submissions may be filed or when regulatory approvals may be received.

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

     o adverse developments in our collaboration with Eli Lilly & Company regarding buccal insulin; and

     o adverse developments in our joint venture with a subsidiary of Elan Corporation, plc regarding buccal morphine.

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

Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin and morphine. In the future, we expect to undertake development of additional products based on this technology that are not covered by the Lilly Agreement or the joint venture with Elan. In April 2002, we successfully completed a proof of concept clinical study of fentanyl citrate (a drug used for the treatment of acute pain) using our proprietary platform technology. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. In May 2002, we successfully completed a proof of concept clinical study of low molecular weight heparin (a cardiovascular drug used in the treatment of deep vein thrombosis and for the prevention of blood clots) using our proprietary platform technology.

Results of Operations - Three months ended October 31, 2002 and 2001

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement in the quarter ended October 31, 2000.

Our net loss for the quarter ended October 31, 2002 was $2,668,662 versus $2,583,235 in the corresponding quarter of the prior fiscal year. The net loss increased in this fiscal quarter versus the corresponding quarter of the prior fiscal year primarily due to a decrease in the net interest income resulting from the lower cash and short-term investment balances during the first quarter of this year, compared to the same quarter of last year.

Total operating expenses decreased to $2,805,371 in the quarter ended October 31, 2002, versus $2,904,564 in the same quarter last year due to a decrease in general and administrative expenses and despite an increase in the research and development expenses.

Research and development expenses increased by $324,137 in the quarter ended October 31, 2002, compared to the quarter ended October 31, 2001, reflecting the additional clinical program activities related to application of our buccal delivery technology to products other than insulin.

The decrease in general and administrative expenses of $423,330 in the quarter ended October 31, 2002, compared to the quarter ended October 31, 2001, was primarily the result of additional expenses incurred last year associated with the bonus compensation awarded during the quarter ended October 31, 2001 to management personnel by the Compensation Committee of the Board of Directors in respect of their fiscal 2001 performance. Bonuses for fiscal 2002 were subsequently awarded to management after the quarter ended October 31, 2002. The amount of these bonuses however, was smaller than the bonuses awarded in the quarter ended October 31, 2001. General and administrative expenses also decreased due to the reduction of travel expenses and legal fees. This reduction was partially offset by the increase in financial services expenses and a write-off of forfeited deposits.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of common stock. In the first quarter of fiscal 2003, none of our expenses were financed through the issuance of options and warrants. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through October 31, 2002, we repurchased a total of 136,500 shares of common stock to be held in treasury for $457,824, at an average price of $3.35 per share. The total number of treasury shares shown on our balance sheet includes these shares and 592,716 shares received in satisfaction of outstanding loans to officers, as described in "Transactions with Affiliates", below.

At October 31, 2002, we had cash and short term investments (primarily notes of United States corporations) of approximately $17 million. At July 31, 2002, our cash and short term investments were approximately $21 million. The decrease was attributable to the use of cash for ongoing operations.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

We consider certain accounting policies related to impairment of long-lived assets, intangible assets and accrued liabilities to be critical to our business operations and the understanding of our results of operations:

     o Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations.
     o Intangible Assets. The Company has intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, the Company uses an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, the Company may be required to record impairment charges against these assets.

     o Estimating accrued liabilities, specifically litigation accruals. Management's current estimated range of liabilities related to pending litigation is based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on the Company's consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on the Company's consolidated results of operations, financial position or cash flows.

Transactions with Affiliates

On May 3, 2001, the Company's three senior officers, who are also shareholders of the Company, were advanced $334,300 each, in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of the Company's common stock owned by this related company. On June 3, 2002, the Company's Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Pursuant to a decision made by the Compensation Committee as of August 30, 2002, these loans were satisfied through the application of 592,716 shares of pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and Development - related party" and "General and Administrative -- related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted for as though the payments were made directly to the officers, and not as a related party transaction. We do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

On August 7, 2002, Generex Pharmaceuticals purchased real estate with an aggregate purchase price of approximately $1.6 million from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of Ms. Gluskin, received a commission from the proceeds of the sale to the seller in the amount of 3% of the purchase price, or $45,714. Management believes that this is less than the aggregate commission which would have been payable if a commission had been negotiated with an unaffiliated broker on an arm's length basis.

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

In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the initial recognition and measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Intangible assets previously recorded, in the Company's financial statements, are affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. SFAS No. 142 is effective for the Company's fiscal year 2003. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires companies to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred, which is adjusted to its present value each period. In addition, companies must capitalize a corresponding amount by increasing the carrying amount of the related long-lived asset, which is depreciated over the useful life of the related asset. SFAS No. 143 is applicable to financial statements issued for fiscal years beginning after June 15, 2002. The adoption of this statement did not have a significant impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of", and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model for assets to be disposed of by sale whether previously held and used or newly acquired. SFAS No. 144 retains the provisions of APB No. 30 for presentation of discontinued operations in the income statement, but broadens the presentation to include a component of an entity. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001 and the interim periods within. The adoption of SFAS No. 144 did not have a significant impact on the Company's financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which supercedes Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and requires that a liability be recognized when it is incurred and should initially be measured and recorded at fair value. This statement is effective for exit or disposal activities that are initiated after December 31, 2002 and the Company's management does not expect the adoption to have a significant impact on the Company's financial position or results of operations

In November 2002, the FASB issued FASB Interpretation, "FIN," No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that is has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company's management does not expect the adoption of FIN No. 45 to have a significant impact on the Company's financial position or results of operations.

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

Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures. Based on their evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's chief executive officer and chief financial officer have concluded that the Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

The following information contains an update to the description of our pending legal proceeding with Sands Brothers & Co., Ltd.

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

On February 25, 2002, the Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,000 shares of the registrant's common stock. The Supreme Court concluded that that the arbitration panel had "disregarded the plain meaning" of the directive given by the New York State Appellate Division, First Department (the "Appellate Division"), in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis." The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel.

On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limits the issue of damages before the new panel of arbitrators to reliance damages which is not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was "totally irrational."

On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On December 3, 2002, the Company filed a response in opposition to that motion. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2002, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

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

We are a development stage company. We have a very limited history of operations and we do not expect ongoing revenues from operations in the immediately foreseeable future. We have no products approved for commercial sale at the present time. To be profitable, we must successfully research, develop, obtain regulatory approval for, manufacture, introduce, market and distribute our products under development. We may not be successful in one or more of these stages of the development of our products, and/or any of the products we develop may not be commercially viable.

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

During periods in fiscal 2002 and the beginning of fiscal 2003, our share price dropped to close to $1.00 per share. The Nasdaq National Market requires our stock price to be at least $1.00. If we do not meet this requirement in the future, we may be subject to delisting by Nasdaq. We may also be subject to delisting by Nasdaq for failure to meet other criteria, which we currently now meet, such as minimum net tangible assets and net income requirements. If our stock is delisted from Nasdaq, there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for you to sell your shares. In addition, if our stock is not listed on Nasdaq and fails to maintain a price of $5.00 or more per share, our stock would become subject to the SEC's "Penny Stock" rules. These rules require a broker to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule explaining the Penny Stock Market and its risks. In addition, broker/dealers who recommend Penny Stocks to persons other than established customers and accredited investors must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to the sale. In the event our stock becomes subject to these rules, it will become more difficult for broker/dealers to sell our common stock. Therefore shareholders may have more difficulty selling our common stock in the public market.

We will need additional capital, which may not be available to us when we need it.

We have incurred substantial losses from operations since our inception, and we expect to continue to incur substantial losses for the immediately foreseeable future. Under our agreement with Lilly, we expect Lilly to fund a substantial portion of the costs relating to the clinical program and regulatory approvals for our insulin product, and for any other products that may be developed under the agreement should we reach that stage of activity. We have, and may continue to, incur significant costs to fulfill our responsibilities under the agreement with Lilly. We also may require funds in excess of our existing cash resources:

     o to proceed under our joint venture with Elan, which requires us to fund 80.1% of initial product development costs;
     o to develop new products based on our buccal delivery technology, including clinical testing relating to new products;
     o to develop or acquire other delivery technologies or other lines of business;
     o   to establish and expand our manufacturing capabilities; and
     o to finance general and administrative and research activities that are not related to specific products under development.

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

Outcome of an arbitration proceeding with Sands Brothers may result in adverse effects upon Generex.

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange therefor, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals' common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals' common stock applies to Generex Biotechnology common stock since outstanding shares of Generex Pharmaceuticals' common stock were converted into shares of Generex Biotechnology common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

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

On February 25, 2002, the Supreme Court vacated the arbitration panel's November 7, 2001 award to Sands of a warrant to purchase 1,530,020 shares of our common stock. The Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division's January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel's award "lacks a rational basis". The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel.

On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limits the issue of damages before the new panel of arbitrators to reliance damages which is not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was "totally irrational."

On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On December 3, 2002, the Company filed a response to that motion. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

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

To date, we have not been profitable and our accumulated net loss is approximately $66 million at October 31, 2002. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

      99.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)   Reports on Form 8-K.

      The following Reports on Form 8-K were filed in the quarter ended October 31, 2002:

     o On October 8, 2002, the Company filed a Current Report on Form 8-K announcing the election of Peter Levitch to the Company's Board of Directors under Item 5 of Form 8-K - "Other Events".

     o On November 5, 2002, the Company filed a Current Report on Form 8-K announcing the election of Gerald Bernstein, M.D. to the Company's Board of Directors under Item 5 of Form 8-K - "Other Events".

     o On November 15, 2002, the Company filed a Current Report on Form 8-K to update our description of the Sands legal proceeding under Item 5 of Form 8-K - "Other Events".

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, we have duly caused this report to be signed on our behalf by the undersigned.

DATE:  December 13, 2002

                                            GENEREX BIOTECHNOLOGY CORPORATION


                                            By: /s/ Rose C. Perri
                                                --------------------------------
                                                Rose C. Perri
                                                Principal Financial Officer

I, Anna E. Gluskin, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Generex Biotechnology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: December 13, 2002

/s/ Anna E. Gluskin
-------------------------------
Anna E. Gluskin, Chief Executive Officer and President

I, Rose C. Perri, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Generex Biotechnology Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 13, 2002                   /s/ Rose C. Perri
                                          ----------------------------
                                          Rose C. Perri, Chief Operating Officer
                                          (principal financial officer)