Form 10-Q
period 2003-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2003-03-20
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2003

     [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       For the transition period from_________________ to ________________

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


                                 Not applicable
 -------------------------------------------------------------------------------
               (Former name, former address and former fiscal year
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X]  Yes  [ ]  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[ ]  Yes  [X]  No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's common stock, par value $.001, was 19,994,860 as of January 31, 2003.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

PART I:  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

         Consolidated Balance Sheets --
         January 31, 2003 and July 31, 2002 ....................................

         Consolidated Statements of Operations -- for the three and six month periods ended January 31, 2003 and 2002, and cumulative from
         November 2, 1995 to January 31, 2003...................................

         Consolidated Statements of Cash Flows -- For the six month period ended January 31, 2003 and 2002, and cumulative from
         November 2, 1995 to January 31, 2003...................................

         Notes to Consolidated Financial Statements.............................

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations....................................

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk......................................................

Item 4.  Controls and Procedures................................................

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings......................................................

Item 2.  Changes in Securities and Use of Proceeds..............................

Item 3.  Defaults Upon Senior Securities........................................
....
Item 4.  Submission of Matters to a Vote of Security Holders....................

Item 5.  Other Information......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

Signatures......................................................................

Part I.  FINANCIAL INFORMATION

Item 1.  Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                            January 31,        July 31,
                                                                                              2003              2002
                                                                                       ----------------    ---------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                           $     11,706,498    $     8,131,463
   Restricted cash                                                                              171,129                 --
   Short-term investments                                                                     2,180,502         12,862,757
   Officers' loans receivable                                                                        --          1,114,084
   Miscellaneous receivables                                                                      1,069             12,493
   Other current assets                                                                         155,331            221,629
                                                                                       ----------------    ---------------
         Total Current Assets                                                                14,214,529         22,342,426

Property and Equipment, Net                                                                   4,022,141          4,033,094

Assets Held for Investment, Net                                                               1,741,222                 --

Patents, Net                                                                                    880,143            830,142

Deposits                                                                                         31,972            632,401

Due From Related Party                                                                          332,594            322,685
                                                                                       ----------------    ---------------
         TOTAL ASSETS                                                                  $     21,222,601    $    28,160,748
                                                                                       ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                               $        982,028    $     1,898,943
   Current maturities of long-term debt                                                          11,096            172,453
   Current maturities of long-term debt - assets
     held for investment                                                                         52,363                 --
                                                                                       ----------------    ----------------
         Total Current Liabilities                                                            1,045,487          2,071,396

Long-term Debt:
   Long-term debt, less current maturities                                                      667,429            490,860
   Long-term debt, less current maturities - assets
     held for investment                                                                      1,038,469                 --
                                                                                       ----------------    ----------------
         Total Long-term Debt                                                                 1,705,898            490,860

Commitments and Contingencies

Series A, preferred stock, $.001 par value; authorized 1,000,000 shares, 1,123 and 1,060 shares issued and
   outstanding at January 31, 2003 and July 31, 2002, respectively                           13,492,845         12,735,900

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value; authorized, issued and outstanding 1,000 shares at
     January 31, 2003 and July 31, 2002                                                               1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 20,737,076 and 20,697,326 shares at January 31, 2003 and July 31, 2002, and outstanding 19,994,860 and 20,600,826
     shares at January 31, 2003 and July 31, 2002, respectively                                  20,737             20,697
   Treasury stock, at cost; 742,216 and 96,500 shares at January
     31, 2003 and July 31, 2002, respectively                                                (1,610,746)          (395,531)
   Additional paid-in capital                                                                78,463,576         77,220,231
   Notes receivable - common stock                                                             (348,089)          (336,885)
   Deficit accumulated during the development stage                                         (71,328,506)       (63,327,869)
   Accumulated other comprehensive loss                                                        (218,602)          (318,052)
                                                                                       ----------------    ---------------

         Total Stockholders' Equity                                                           4,978,371         12,862,592
                                                                                       ----------------    ---------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $     21,222,601    $    28,160,748
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

                        GENEREX BIOTECHNOLOGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                                                      Cumulative
                                                                                                                         From
                                                                                                                      November 2,
                                                         For the Three Months Ended       For the Six Months Ended   1995 (Date of
                                                                  January 31,                    January 31,           Inception)
                                                        --------------------------       ------------------------    to January 31,
                                                           2003             2002            2003          2002            2003
                                                        ----------       ---------       ---------     ---------       ---------
Contract Research Revenues                            $         --     $         --    $        --    $        --     $  1,000,000

Operating Expenses:
   Research and development                              1,765,845        1,814,408      2,766,321      2,490,747       36,260,976
   Research and development - related party                     --               --            --              --          220,218
   General and administrative                            2,934,800        1,967,117      4,727,811      4,195,342       39,610,967
   General and administrative - related party                   --               --             --             --          314,328
                                                     -------------     ------------    -----------    -----------     ------------
       Total Operating Expenses                          4,700,645        3,781,525      7,494,132      6,686,089       76,406,489
                                                     -------------     ------------    -----------    -----------     ------------

Operating Loss                                          (4,700,645)      (3,781,525)    (7,494,132)    (6,686,089)     (75,406,489)

Other Income (Expense):
   Miscellaneous income                                     17,828            3,914         43,355          7,911           77,920
   Income from rental operations, net                       12,082               --         21,583                          21,583
   Interest income                                         115,864          232,933        220,609        566,467        2,799,621
   Interest expense                                        (20,159)         (15,885)       (35,732)       (32,087)        (381,481)
                                                     -------------     ------------    -----------    -----------     ------------

Net Loss Before Minority Interest Share of Loss         (4,575,030)      (3,560,563)    (7,244,317)    (6,143,798)     (72,888,846)

Minority Interest Share of Loss                                 --            1,860            625          1,860        3,038,185
                                                     -------------     ------------    -----------    -----------     ------------

Net Loss                                                (4,575,030)      (3,558,703)    (7,243,692)    (6,141,938)     (69,850,661)

Preferred Stock Dividend                                   756,945          720,900        756,945        720,900        1,477,845
                                                     -------------     ------------    -----------    -----------     ------------

Net Loss Available to Common Stockholders             $ (5,331,975)    $ (4,279,603)   $ 8,000,637)   $(6,862,838)    $(71,328,506)
                                                      ============     ============    ===========    ===========     ============
Basic and Diluted Net Loss Per Common
   Share                                              $       (.27)    $       (.21)   $      (.40)        $ (.33)
                                                      ============     ============    ===========    ===========
Weighted Average Number of Shares of
   Common Stock Outstanding                             19,987,985       20,679,730     20,084,753     20,681,670
                                                      ============     ============    ===========    ===========



                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                                    Cumulative From
                                                                             For the Six Months Ended              November 2, 1995
                                                                                    January 31,                  (Date of Inception)
                                                                     -----------------------------------------      to January 31,
                                                                            2003                 2002                     2003
                                                                     ----------------     -------------------      ----------------
Cash Flows From Operating Activities:
   Net loss                                                          $    (7,243,692)       $   (6,141,938)        $    (69,850,661)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                         276,869               198,379                1,149,693
       Minority interest share of loss                                          (625)               (1,860)              (3,038,185)
       Reduction of notes receivable - common
         stock in exchange for services rendered                                  --                    --                  423,882
       Write-off of deferred offering costs                                       --                    --                3,406,196
       Write-off of abandoned patents                                          9,134                    --                    9,134
       Common stock issued for services rendered                              83,475                71,172                2,224,639
       Stock options and warrants issued for
         services rendered                                                 1,159,910                25,000                6,107,685
       Preferred stock issued for services rendered                               --                    --                      100
       Founders' shares transferred for services rendered                         --                    --                  353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                            11,526                    --                   42,146
         Other current assets                                                 67,750                35,158                 (158,466)
         Accounts payable and accrued expenses                              (926,231)             (960,240)               1,825,571
         Other, net                                                               --                    --                  110,317
                                                                     ---------------        ---------------        ----------------
           Net Cash Used in Operating Activities                          (6,561,884)           (6,774,329)             (57,394,443)


Cash Flows From Investing Activities:
   Purchase of property and equipment                                       (267,037)             (559,285)              (3,343,527)
   Costs incurred for patents                                                (79,016)             (152,433)                (986,647)
   Change in restricted cash                                                (167,058)                   --                (172,653)
   Proceeds from maturity of short term investments                       15,095,089            27,195,000              114,210,997
   Purchases of short-term investments                                    (4,412,834)          (28,804,436)            (116,391,499)
   Increase in officers' loans receivable                                    (12,073)              (44,948)              (1,126,157)
   Change in deposits                                                        100,000                20,000                 (484,949)
   Change in notes receivable - common stock                                 (11,204)              (11,220)                 (48,089)
   Change in due from related parties                                             --                    --               (2,255,197)
   Other, net                                                                     --                    --                   89,683
                                                                     ---------------        --------------         ----------------
           Net Cash Provided by (Used in) Investing Activities            10,245,867            (2,357,322)             (10,508,038)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                       --                    --                  993,149
   Repayment of long-term debt                                               (26,333)               (4,554)              (1,001,680)
   Change in due to related parties                                               --                    --                  154,541
   Proceeds from exercise of warrants                                             --                    --                2,256,482
   Proceeds from exercise of stock options                                        --                27,500                  772,500
   Proceeds from issuance of common stock, net                                    --                    --               61,999,294
   Proceeds from issuance of preferred stock                                      --                    --               12,015,000
   Proceeds from minority interest investment                                    625                 1,860                3,038,185
   Purchase of treasury stock                                                (89,058)              (39,150)                (484,589)
   Purchase and retirement of common stock                                        --                    --                 (119,066)
                                                                     ---------------        --------------         ----------------
           Net Cash Provided by (Used in) Financing
            Activities                                                      (114,766)              (14,344)              79,623,816
Effect of Exchange Rates on Cash                                               5,818               (14,197)                 (14,837)
                                                                     ---------------        --------------         ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                       3,575,035            (9,160,192)              11,706,498
Cash and Cash Equivalents, Beginning of Period                             8,131,463            10,109,559                      --
                                                                     ---------------        --------------         ----------------
Cash and Cash Equivalents, End of Period                             $    11,706,498        $      949,367         $     11,706,498
                                                                     ===============        ==============         ================



                 The Notes to Consolidated Financial Statements
                    are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       1.  Basis of Presentation
           The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results for the three and six months may not be indicative of the results for the entire year.

           Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2003; in the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

       2.  Effects of Recent Accounting Pronouncements
           In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Company's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 142 during the current fiscal year did not have any effect on the Company's consolidated financial position or results of operations.

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

           In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's consolidated financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.         Effects of Recent Accounting Pronouncements (continued)
           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for the Company's third quarter of fiscal 2003. The adoption of SFAS No. 148 is not expected to have an impact on the Company's consolidated financial position or results of operations.

           In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

       3.  Comprehensive Income/(Loss)
           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the six months ended January 31, 2003 and 2002, was $7,144,242 and $6,241,239, respectively.

       4.  Accounts Payable and Accrued Expenses
           Accounts payable and accrued expenses consist of the following:

                                                    January 31,    July 31,
                                                       2003          2002
                                                   -----------   ------------

           Accounts Payable                        $  735,218    $    778,184
           Accrued Legal Fees                         246,810         460,840
           Executive Compensation                          --         584,919
           Financial Services                              --          75,000
                                                   ----------    ------------
                 Total                             $  982,028    $  1,898,943
                                                   ==========    ============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       5.  Property Acquisition for Investment Purposes
           In August 2002, the Company purchased approximately $1.6 million of property for investment purposes, which is included at book value in assets held for investment, net. The property is situated in the same location as the Company's pilot plant. In conjunction with the purchase, the Company incurred approximately $1.09 million of additional long-term debt, which is included in long-term debt - assets held for investment. Included in the $1.09 million is approximately $766,450 due to the Bank of Nova Scotia which is to be repaid in 35 monthly principal installments of approximately $4,250 plus interest, with final payment of the remaining principal balance due on the 36th month, bears an interest rate of prime plus 1.5 percent per annum, and is secured by the property acquired, assignment of rental income of the property, funds on deposit of approximately $160,000 and a general guarantee by the Company of $766,450. The guarantee is limited to $1.2 million Canadian Dollars (approximately $766,450), and is extended for as long as a balance is outstanding on the original loan. Also included in the $1.09 million is approximately $319,000 due to the seller with monthly interest payments at 10% per annum for 24 months with the principal due on July 31, 2004 and which is subordinated to the $766,450 due to the Bank of Nova Scotia.


           The Company's intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $120,742 of rental income and $99,159 of rental expenses, including interest charges of $36,363, for the six months ended January 31, 2003.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       6.  Pending Litigation (continued)
           In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiffs' cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. The Company intends to continue its vigorous defense of this legal proceeding. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and the Court has reserved its decision. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which is not material to the consolidated financial position of the Company.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       6.  Pending Litigation (continued)
           The Company is involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, the Company does not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on the Company's consolidated financial position.

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

       7.  Net Loss Per Share
           Basic EPS and Diluted EPS for the three and six months ended January 31, 2003 and 2002 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 8,741,934 incremental shares, have been excluded from the computation of Diluted EPS as they are antidilutive.

       8.  Supplemental Disclosure of Cash Flow Information

                                                                                             For the Six Months Ended
                                                                                                     January 31,
                                                                                          ------------------------------
                                                                                              2003               2002
                                                                                          ------------       -----------
           Cash paid during the period for:
              Interest                                                                    $    72,095        $   32,087
              Income taxes                                                                $        --        $       --

           Disclosure of non-cash investing and financing activities:

           Issuance of Series A Preferred Stock as preferred stock
              Dividend                                                                    $   756,945        $  720,900
           Settlement of officer loans receivable in exchange for
              shares of common stock held in treasury                                     $ 1,126,157        $       --
           Assumption of long-term debt in conjunction with building
              purchase                                                                    $ 1,080,486        $       --
           Utilization of deposit in conjunction with building purchase                   $   501,839        $       --

       9.  Transactions with Related Parties
           The Company's change in "Due from Related Parties" for the six months ended January 31, 2003 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2002.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       9.  Transactions with Related Parties (Continued)
           In September of 2002, promissory notes receivable from the officers of the Company were redeemed pursuant to the Stock Pledge Agreement with the officers and a guaranteeing party. The outstanding balance of $1,121,939 was repaid with 592,716 shares of common stock, as determined by the Compensation Committee. These shares effectively became treasury stock.

      10.  Preferred Stock Dividend
           On January 15, 2003, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $756,945, which was based on the original issue price of the preferred shares.

      11.  Stockholders' Equity
           During the six months ended January 31, 2003, the Company purchased 53,000 shares of Company common stock to be held in treasury.

           In November 2002, the Company issued 30,000 shares of common stock to a consultant for services rendered, which resulted in a charge to general and administrative expense of $63,000. In addition, the Company also issued 9,750 shares of common stock as employee bonuses, which resulted in additional compensation expense of $20,475.

           In November 2002, the Company issued 665,000 warrants in exchange for services rendered, which resulted in a charge to general and administrative expense of $988,550. The warrants have exercise prices ranging from $2.50 to $6.00 and are each for the purchase of one share of Company common stock.

           In November 2002, the Company issued 970,000 stock options with an exercise price of $2.10. All of the options, except for 110,000, were issued to employees and qualified as incentive stock options; accordingly no charge to operations was incurred. Options issued to other than employees, did not qualify as incentive stock options and, therefore, the Company recorded a charge to operations of $171,360.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

We have made statements in the Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

o   our expectations concerning product candidates for our technology;
o our expectations concerning existing or potential development and license agreements for third party collaborations and joint ventures;
o   our expectations of when different phases of clinical activity may commence;
    and
o our expectations of when regulatory submissions may be filed or when regulatory approvals may be received.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company ("Lilly"). To date, over 700 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We have conducted several clinical trials with insulin supplied by Lilly under our agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We are currently discussing a change in our contractual relationship with Lilly. We did receive a $1,000,000 up front payment from Lilly.

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

Results of Operations - Three and six months ended January 31, 2003 and 2002

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement in the quarter ended October 31, 2000.

Our net loss for the quarter ended January 31, 2003 increased to $4,575,030 versus $3,558,703 in the corresponding quarter of the prior fiscal year primarily due to an issuance of warrants and options to various advisors and consultants for a total non-cash charge of approximately $1.1 million to general and administrative expenses.

Total operating expenses for the quarter ended January 31, 2003 increased to $4,700,645 versus $3,781,525 in the corresponding quarter of the prior fiscal year due to an increase in general and administrative expenses. This increase was offset by a small decrease of $48,563 in research and development expenses. General and administrative expenses increased $967,683 in the quarter ended January 31, 2003, versus the corresponding quarter of the prior fiscal year primarily due to additional non-cash expenses incurred in connection with the issuance of options and warrants to consultants. The increase in general and administrative expenses was offset by a reduction in legal fees and advertising and travel expenses.

Our net loss for the six months ended January 31, 2003 increased to $7,243,692, versus $6,141,938 for the corresponding period of the prior fiscal year. The increase in operating expenses of $808,043 was attributable to increased research and development expenses (reflecting the increased level of research and development activities, particularly in the first quarter of fiscal 2003) and increased general and administrative expenses (reflecting the issuance of options and warrants to consultants during the second quarter of fiscal 2003).

During January 2003, we issued 63 additional shares of Series A Preferred Stock to an affiliate of Elan in payment of the 6% annual stock dividend that was required to be paid on the 1,060 outstanding shares of such stock (which were issued in January 2001 as part of our joint venture with Elan). This resulted in a non-cash charge to accumulated deficit of $756,945 that increased the "net loss available to common stockholders" for the three months and six months ended January 31, 2003 by a corresponding amount.


Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of common stock. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through January 31, 2003, we repurchased a total of 149,500 shares of common stock to be held in treasury for $484,588, at an average price of $3.24 per share. The total number of treasury shares shown on our balance sheet includes these shares and 592,716 shares received in satisfaction of outstanding loans to officers, as described in "Transactions with Affiliates", below.

At January 31, 2003, we had cash and short term investments (primarily notes of United States corporations) of approximately $14 million. At July 31, 2002, our cash and short term investments were approximately $21 million. The decrease was attributable to the use of cash for ongoing operations. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to materially and adversely affect our prospects.

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

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America. It requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

New Accounting Pronouncements

In June 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 addresses the recognition and measurement of goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 also addresses the measurement of intangible assets acquired outside of a business combination whether acquired individually or with a group of other assets. Goodwill and intangible assets previously recorded, in the Company's financial statements, will be affected by the provisions of SFAS No. 142. This statement provides that intangible assets with finite useful lives be amortized and that intangible assets with indefinite lives and goodwill will not be amortized, but will rather be tested at least annually for impairment. The adoption of SFAS No. 142 during the current fiscal year did not have a significant impact on the Company's financial position or results of operations.

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

In November 2002, the FASB issued FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 addresses the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. Under FIN No. 45 recognition and initial measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year end. The disclosure requirements in FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a significant impact on the Company's financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure", which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for the Company's third quarter of fiscal 2003. The adoption of SFAS No. 148 is not expected to have an impact on the Company's financial position or results of operations.

In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

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

On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On March 18, 2003, the Appellate Division denied Sands' motion. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

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

While over 700 patients with diabetes have been dosed with our oral insulin formulation at approved facilities in seven countries, our clinical program has not reached a point where we are prepared to apply for regulatory approvals to market the product in any country.

Clinical trials under the agreement have not yet commenced. At this time, we cannot predict when or if we will reach any of the development milestones under the agreement and when or if any clinical trials might commence under the agreement.

We believe that we can use our buccal delivery technology successfully with other large molecule drugs in addition to insulin. In January 2001, we entered into a joint venture with a subsidiary of Elan Corporation, plc. The purpose of the joint venture is to pursue the application of certain of our and Elan's drug delivery technologies -- including our large molecule drug delivery technology -- to pharmaceutical products for the treatment of prostate cancer and endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product under the joint venture. We cannot be certain that we can successfully research, develop, obtain regulatory approval for, manufacture, introduce, market or distribute the buccal morphine product to be developed under the joint venture with Elan, nor can we be certain that any buccal morphine product we may develop will be commercially viable. Similarly, we cannot be certain that we can successfully research, develop, obtain regulatory approval for and eventually commercialize any product for which we have completed proof of concept studies. Proof of concept studies are the very first step in the long process of product development. It could be years before we will know whether a product for which we might have completed a successful proof of concept will be commercially viable.

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

There is even greater uncertainty and risk related to the regulatory approval process for other products besides our insulin product that may be developed, whether with partners or independently. This is because we have not developed any other product candidate to the extent that we have developed the insulin product.

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

We will have to depend upon others for marketing and distribution of our products, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. We may not be able to enter into beneficial contracts, and we may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

Our stock may be delisted from the NASDAQ National Market and/or become subject to Penny Stock regulations.

The National Association of Securities Dealers, Inc. (the "NASD") has established certain standards for the continued listing of a security on the NASDAQ National Market. The standards for continued listing require, among other things, that our stockholders' equity be at least $10 million, or alternatively that the market value of our common stock be at least $50 million, the market value of our publicly held securities be at least $15 million and the bid price for our stock be at least $3. When the bid price for our stock decreased below $3, the market value of our common stock also decreased below $50 million, and we became subject to the $10 million stockholders' equity standard.

By the end of the first quarter of fiscal 2003, primarily due to a determination that our Series A Preferred Stock should be reclassified from stockholders' equity to the mezzanine section of the balance sheet, our stockholders' equity fell below the minimum $10 million requirement. As a result, our stockholders' equity does not meet the required minimum for continued listing on the NASDAQ National Market. We have provided the NASDAQ staff with a plan to achieve compliance with the standards and no further action has been taken by NASDAQ to date. However, as of the filing of this report, we have not yet been able to execute on our plan. As a result, we may receive a delisting notice from NASDAQ after filing this report. We will provide NASDAQ staff with additional information regarding the progress of our plan, but we cannot be sure that this will have any effect on the NASDAQ staff's decision. If we receive a notice of delisting, we intend to appeal the decision to an appeals panel. Pending decision of the appeal, our stock will continue to be listed on the NASDAQ National Market. If we are able to execute on our plan pending appeal, we believe we will be able to avoid delisting. However, we cannot be certain that we will execute our plan or that we will avoid delisting. If we do not win such an appeal, we will apply to list our common stock on the NASDAQ SmallCap Market.

In addition, for continued listing on both the NASDAQ National Market and SmallCap Market, our stock price must be at least $1.00. During periods in fiscal 2002 and the beginning of fiscal 2003, our share price dropped to close to $1.00 per share. If we do not meet this requirement in the future, we may be subject to delisting by NASDAQ.

If our stock is delisted from either NASDAQ Market, there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for you to sell your shares.

If our stock is not listed on the Nasdaq SmallCap Market and fails to maintain a price of $5.00 or more per share, our stock would become subject to the SEC's "Penny Stock" rules. These rules require a broker to deliver, prior to any transaction involving a Penny Stock, a disclosure schedule explaining the Penny Stock Market and its risks. Additionally, broker/dealers who recommend Penny Stocks to persons other than established customers and accredited investors must make a special written suitability determination and receive the purchaser's written agreement to a transaction prior to the sale. In the event our stock becomes subject to these rules, it will become more difficult for broker/dealers to sell our common stock. Therefore shareholders may have more difficulty selling our common stock in the public market.

We will need additional capital, which may not be available to us when we need it.

We have incurred substantial losses from operations since our inception, and we expect to continue to incur substantial losses for the immediately foreseeable future. To date, Lilly has not provided financial support for clinical trials for our oral insulin formulation.

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

In addition, intellectual property for our technologies and products will be a crucial factor in our ability to develop and commercialize our products. Large pharmaceutical companies consider a strong patent portfolio critical when they evaluate whether to enter into a collaborative arrangement to support the research, development and commercialization of a technology. Without the prospect of reasonable intellectual property protection, it would be difficult for a corporate partner to justify the time and money that is necessary to complete the development of a product.

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

On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On March 18, 2003, the Appellate Division denied Sands' motion. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

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

Because we have limited resources, we have sought to enter into collaboration agreements with other pharmaceutical companies that will assist us in developing, testing, obtaining governmental approval for and commercializing products using our platform technology. Any collaborator with whom we may enter into such collaboration agreements may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. As such, we cannot be sure that any corporate collaborators will share our perspectives on the relative importance of our program, that they will commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions. Additionally, we may find it necessary from time to time to seek new or additional partners to assist us in commercializing our products. It is uncertain whether we would be successful in establishing any such new or additional relationships.

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

To date, we have not been profitable and our accumulated net loss before preferred stock dividend is $69,850,661 at January 31, 2003. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

(b) Reports on Form 8-K.

 The following Reports on Form 8-K were filed in the quarter ended January 31, 2003:

o On November 5, 2002, the Company filed a Current Report on Form 8-K announcing the election of Dr. Gerald Bernstein to the Company's Board of Directors under Item 5 of Form 8-K - "Other Events".
o On November 15, 2002, the Company filed a Current Report on Form 8-K to update the description of the Sands legal proceeding under Item 5 of Form 8-K - "Other Events".


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  March 14, 2003

GENEREX BIOTECHNOLOGY CORPORATION


By: /s/ Rose C. Perri
-------------------------------
Rose C. Perri
Principal Financial Officer

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

Date: March 14, 2003                    /s/ Anna E. Gluskin
                                        ----------------------------------------
                                        Anna E. Gluskin, Chief Executive Officer
                                        and President

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



Date: March 14, 2003                    /s/ Rose C. Perri
                                        ---------------------------------------
                                        Rose C. Perri, Chief Operating Officer
                                        (principal financial officer)