Form 10-Q
period 2003-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2003-06-16
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  For the quarterly period ended April 30, 2003

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


                                 Not applicable
             -------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 20,064,860 as of April 30, 2003.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

         Consolidated Balance Sheets --
         April 30, 2003 and July 31, 2002 ...................................  3

         Consolidated Statements of Operations -- for the three and six month periods ended April 30, 2003 and 2002, and cumulative from
         November 2, 1995 to April 30, 2003..................................  4

         Consolidated Statements of Cash Flows -- For the six month period ended April 30, 2003 and 2002, and cumulative from
         November 2, 1995 to April 30, 2003..................................  5

         Notes to Consolidated Financial Statements..........................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations................................. 15

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk................................................... 21

Item 4.  Controls and Procedures............................................. 21

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings................................................... 22

Item 2.  Changes in Securities and Use of Proceeds........................... 22

Item 3.  Defaults Upon Senior Securities..................................... 23

Item 4.  Submission of Matters to a Vote of Security Holders................. 23

Item 5.  Other Information................................................... 23

Item 6.  Exhibits and Reports on Form 8-K.................................... 33

Signatures................................................................... 34

Item 1.  Consolidated financial statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                             April 30,          July 31,
                                                                                               2003               2002
                                                                                           ------------       ------------
         ASSETS
Current Assets:
   Cash and cash equivalents                                                               $  5,123,757       $  8,131,463
   Restricted cash                                                                              182,264               --
   Short-term investments                                                                     6,261,065         12,862,757
   Officers' loans receivable                                                                     --             1,114,084
   Miscellaneous receivables                                                                      --                12,493
   Other current assets                                                                         387,694            221,629
                                                                                           ------------       ------------
         Total Current Assets                                                                11,954,780         22,342,426

Property and Equipment, Net                                                                   4,192,333          4,033,094
Assets Held for Investment, Net                                                               1,832,273               --
Patents, Net                                                                                    946,929            830,142
Deposits                                                                                         33,882            632,401
Due From Related Party                                                                          352,463            322,685
                                                                                           ------------       ------------
         TOTAL ASSETS                                                                      $ 19,312,660       $ 28,160,748
                                                                                           ============       ============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                   $  1,320,794       $  1,898,943
   Current maturities of long-term debt                                                          14,039            172,453
   Current maturities of long-term debt - assets
     held for investment                                                                         55,491               --
                                                                                           ------------       ------------
         Total Current Liabilities                                                            1,390,324          2,071,396

Long-term Debt:
   Long-term debt, less current maturities                                                      702,187            490,860
   Long-term debt, less current maturities - assets
     held for investment                                                                      1,086,636               --
                                                                                           ------------       ------------
         Total Long-term Debt                                                                 1,788,823            490,860

Commitments and Contingencies

Series A, preferred stock, $.001 par value; authorized 1,000,000 shares, 1,123 and 1,060 shares issued and
   outstanding at April 30, 2003 and July 31, 2002, respectively                             13,492,845         12,735,900

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value; authorized, issued and outstanding 1,000 shares at
     April 30, 2003 and July 31, 2002                                                                 1                  1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 20,807,076 and 20,697,326 shares at April 30, 2003
     and July 31, 2002, and outstanding 20,064,860 and 20,600,826
     shares at April 30, 2003 and July 31, 2002, respectively                                    20,807             20,697
   Treasury stock, at cost; 742,216 and 96,500 shares at April
     30, 2003 and July 31, 2002, respectively                                                (1,610,746)          (395,531)
   Additional paid-in capital                                                                78,533,506         77,220,231
   Notes receivable - common stock                                                             (353,913)          (336,885)
   Deficit accumulated during the development stage                                         (73,936,377)       (63,327,869)
   Accumulated other comprehensive loss                                                         (12,610)          (318,052)
                                                                                           ------------       ------------
         Total Stockholders' Equity                                                           2,640,668         12,862,592
                                                                                           ------------       ------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $ 19,312,660       $ 28,160,748
                                                                                           ============       ============

                  The Notes to Consolidated Financial Statements are an integral part of these statements.


                                       3

                                                 GENEREX BIOTECHNOLOGY CORPORATION
                                                   (A DEVELOPMENT STAGE COMPANY)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                                                                  Cumulative
                                                                                                                     From
                                                                                                                  November 2,
                                                      For the Three Months Ended   For the Nine Months Ended     1995 (Date of
                                                               April 30,                   April 30,              Inception)
                                                      --------------------------   ---------------------------    to April 30,
                                                          2003           2002         2003            2002            2003
                                                      -----------    -----------   ------------   ------------    ------------
Contract Research Revenues                            $        --    $        --   $         --   $         --    $  1,000,000

Operating Expenses:
   Research and development                               731,104      1,612,984      3,497,425      4,103,731      36,992,080
   Research and development - related party                    --             --             --             --         220,218
   General and administrative                           2,032,637      1,788,072      6,760,448      5,983,414      41,643,604
   General and administrative - related party                  --             --             --             --         314,328
                                                      -----------    -----------   ------------   ------------    ------------
       Total Operating Expenses                         2,763,741      3,401,056     10,257,873     10,087,145      79,170,230
                                                      -----------    -----------   ------------   ------------    ------------
Operating Loss                                         (2,763,741)     3,401,056)   (10,257,873)   (10,087,145)    (78,170,230)

Other Income (Expense):
   Miscellaneous income                                    24,380          3,970         67,735         11,881         102,300
   Income (loss) from rental operations, net               (4,079)            --         17,504             --          17,504
   Interest income                                        152,532        173,802        373,141        740,269       2,952,153
   Interest expense                                       (16,963)       (15,866)       (52,695)       (47,953)       (398,444)
                                                      -----------    -----------   ------------   ------------    ------------
Net Loss Before Minority Interest Share of Loss        (2,607,871)    (3,239,150)    (9,852,188)    (9,382,948)    (75,496,717)

Minority Interest Share of Loss                                --             --            625          1,860       3,038,185
                                                      -----------    -----------   ------------   ------------    ------------
Net Loss                                               (2,607,871)    (3,239,150)    (9,851,563)    (9,381,088)    (72,458,532)

Preferred Stock Dividend                                       --             --        756,945        720,900       1,477,845
                                                      -----------    -----------   ------------   ------------    ------------
Net Loss Available to Common Stockholders             $(2,607,871)   $(3,239,150)  $(10,608,508)  $(10,101,988)   $(73,936,377)
                                                      ===========    ===========   ============   ============    ============
Basic and Diluted Net Loss Per Common
   Share                                              $      (.13)   $      (.16)  $       (.53)  $       (.49)
                                                      ===========    ===========   ============   ============
Weighted Average Number of Shares of
   Common Stock Outstanding                            20,027,893     20,656,727     20,066,234     20,673,648
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                           Cumulative From
                                                                        For the Nine Months Ended          November 2, 1995
                                                                                 April 30,                (Date of Inception)
                                                                    --------------------------------         to April 30,
                                                                        2003                2002                 2003
                                                                    ------------        ------------         ------------
Cash Flows From Operating Activities:
   Net loss                                                         $ (9,851,563)       $ (9,381,088)        $(72,458,532)
   Adjustments to reconcile net loss to
     net cash used in operating activities:
       Depreciation and amortization                                     428,787             308,940            1,301,611
       Minority interest share of loss                                      (625)             (1,860)          (3,038,185)
       Reduction of notes receivable - common
         stock in exchange for services rendered                              --                  --              423,882
       Write-off of deferred offering costs                                   --                  --            3,406,196
       Write-off of abandoned patents                                      9,134                  --                9,134
       Common stock issued for services rendered                         153,475              71,172            2,294,639
       Stock options and warrants issued for
         services rendered                                             1,159,910             227,328            6,107,685
       Preferred stock issued for services rendered                           --                  --                  100
       Founders' shares transferred for services rendered                     --                  --              353,506
       Changes in operating assets and liabilities:
         Miscellaneous receivables                                        12,802                  --               43,422
         Other current assets                                           (147,130)            (56,193)            (373,346)
         Accounts payable and accrued expenses                          (619,926)         (1,379,608)           2,131,876
         Other, net                                                           --                  --              110,317
                                                                    ------------        ------------         ------------
           Net Cash Used in Operating Activities                      (8,855,136)        (10,211,309)         (59,687,695)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                   (401,958)           (599,780)          (3,478,448)
   Costs incurred for patents                                           (148,236)           (305,274)          (1,055,867)
   Change in restricted cash                                            (170,993)                 --             (176,588)
   Proceeds from maturity of short term investments                   15,095,089          47,315,600          114,210,998
   Purchases of short-term investments                                (8,493,397)        (44,914,748)        (120,472,063)
   Increase in officers' loans receivable                                (12,073)            (67,159)          (1,126,157)
   Change in deposits                                                    100,000              20,000             (484,949)
   Change in notes receivable - common stock                             (17,028)            (16,791)             (53,913)
   Change in due from related parties                                         --                  --           (2,255,197)
   Other, net                                                                 --                  --               89,683
                                                                    ------------        ------------         ------------
           Net Cash Provided by (Used in) Investing Activities         5,951,404           1,431,848          (14,802,501)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                   --                  --              993,149
   Repayment of long-term debt                                           (42,493)             (6,897)          (1,017,840)
   Change in due to related parties                                           --                  --              154,541
   Proceeds from exercise of warrants                                         --                  --            2,256,482
   Proceeds from exercise of stock options                                    --              27,500              772,500
   Proceeds from issuance of common stock, net                                --                  --           61,999,294
   Proceeds from issuance of preferred stock                                  --                  --           12,015,000
   Proceeds from minority interest investment                                625               1,860            3,038,185
   Purchase of treasury stock                                            (89,058)           (278,828)            (484,589)
   Purchase and retirement of common stock                                    --                  --             (119,066)
                                                                    ------------        ------------         ------------
           Net Cash Provided by (Used in) Financing Activities          (130,926)           (256,365)          79,607,656

Effect of Exchange Rates on Cash                                          26,952             (10,586)               6,297
                                                                    ------------        ------------         ------------
Net Increase (Decrease) in Cash and Cash Equivalents                  (3,007,706)         (9,046,412)           5,123,757

Cash and Cash Equivalents, Beginning of Period                         8,131,463          10,109,559                   --
                                                                    ------------        ------------         ------------
Cash and Cash Equivalents, End of Period                            $  5,123,757        $  1,063,147         $  5,123,757
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


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       1.  Basis of Presentation
           The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results for the three and nine months may not be indicative of the results for the entire year.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       2.  Effects of Recent Accounting Pronouncements (continued)
           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

           The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost related to stock options is reflected in the Company's Statements of Operations, as all options granted under the plan had an exercise price more than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                                                         Three Months Ended          Nine Months Ended
                                                             April 30,                    April 30,
                                                       2003           2002          2003            2002
                                                   -----------    -----------   ------------    ------------
           Net Loss Available to Common
              Stockholders, as Reported            $(2,607,871)   $(3,239,150)  $(10,608,508)   $(10,101,988)

           Deduct:  Total Stock-Based Employee
              Compensation Income Determined
                Under Fair Value Based Method,
                Net of Related Tax Effect              337,781             --      2,920,689       1,222,400
                                                   -----------    -----------   ------------    ------------
           Pro Forma Net Loss Available
              to Common Stockholders               $(2,945,652)   $(3,239,150)  $(13,529,197)   $(11,324,388)
                                                   ===========    ===========   ============    ============
           Loss Per Share:
              Basic and diluted, as reported         $   (0.13)      $  (0.16)     $   (0.53)       $  (0.49)
                                                     =========       ========      =========        ========
              Basic and diluted, pro forma           $   (0.15)      $  (0.16)     $   (0.67)       $  (0.57)
                                                     =========       ========      =========        ========


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       2.  Effects of Recent Accounting Pronouncements (continued)
           In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities". FIN No. 46 clarifies the application of Accounting Research Bulletin No. 51 for certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the fourth quarter of fiscal 2003 to variable interest entities in which the Company may hold a variable interest that it acquired before February 1, 2003. The provisions of FIN No. 46 require that the Company immediately disclose certain information if it is reasonably possible that the Company will be required to consolidate or disclose variable interest entities when FIN No. 46 becomes effective. The Company has determined that it does not have a significant interest in such entities requiring the related disclosure based on its preliminary analysis and assessment.

           In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 will become effective for the Company beginning in the last quarter of fiscal 2003 for contracts entered into or modified by it and for hedging relationships designated after June 30, 2003. The Company is currently evaluating the impact of SFAS 149 to determine the effect, if any, it may have on the Company's consolidated, financial position or results of operations.

           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's consolidated financial position or results from operations.

       3.  Comprehensive Income/(Loss)
           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2003 and 2002, was $2,401,879 and $3,260,552,
           and for the nine months ended April 30, 2003 and 2002, was $9,546,121 and $9,442,191, respectively.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       4.  Accounts Payable and Accrued Expenses
           Accounts payable and accrued expenses consist of the following:

                                                    April 30,       July 31,
                                                      2003            2002
                                                  -----------    -------------
           Accounts Payable                       $   782,959    $     778,184
           Accrued Legal Fees                         204,040          460,840
           Accrued Audit and Accounting Fees           80,000               --
           Executive Compensation                     253,795          584,919
           Financial Services                              --           75,000
                                                  -----------    -------------
                 Total                            $ 1,320,794    $   1,898,943
                                                  ===========    =============

       5.  Property Acquisition for Investment Purposes
           In August 2002, the Company purchased approximately $1.6 million of property for investment purposes, which is included at book value in assets held for investment, net. The property is situated in the same location as the Company's pilot plant. In conjunction with the purchase, the Company incurred approximately $1.09 million of additional long-term debt, which is included in long-term debt - assets held for investment. Included in the $1.09 million is approximately $766,000 due to a Canadian chartered bank (the "Bank") which is to be repaid in 35 monthly principal installments of approximately $4,250 plus interest, with final payment of the remaining principal balance due on the 36th month, bears an interest rate of prime plus 1.5 percent per annum, and is secured by the property acquired, assignment of rental income of the property, funds on deposit of approximately $160,000 and a general guarantee by the Company of approximately $766,000. The guarantee is limited to $1.2 million Canadian Dollars (approximately $766,000), and is extended for as long as a balance is outstanding on the original loan. Also included in the $1.09 million is approximately $319,000 due to the seller with monthly interest payments at 10% per annum for 24 months with the principal due on July 31, 2004 and which is subordinated to the amount due to the Bank.

           The Company's intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $183,965 of rental income and $166,461 of rental expenses, including interest charges of $55,929, for the nine months ended April 30, 2003.

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

           On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

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

           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeal dismissed the appeal with costs. Generex Pharmaceuticals, Inc. has sought leave to appeal the Court of Appeal's decision to the Supreme Court of Canada. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding.

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

       7.  Employment Agreement
           On March 17, 2003, the Company entered into an employment agreement for an initial term of five years, whereby the Company is required to pay an annual base salary and bonus of $130,000 to the employee. In the event the agreement is terminated within the initial five-year term, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

       8.  Net Loss Per Share
           Basic EPS and Diluted EPS for the three and nine months ended April 30, 2003 and 2002 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 10,778,408 incremental shares, have been excluded from the computation of Diluted EPS as they are antidilutive.

       9.  Supplemental Disclosure of Cash Flow Information

                                                                               For the Nine Months Ended
                                                                                        April 30,
                                                                                 ----------------------
                                                                                     2003       2002
                                                                                 ----------   ---------
           Cash paid during the period for:
              Interest                                                           $   97,191   $  47,953
              Income taxes                                                       $       --   $      --

           Disclosure of non-cash investing and financing activities:

              Issuance of Series A Preferred Stock as preferred stock
               dividend                                                          $  756,945   $ 720,900
              Settlement of officer loans receivable in exchange for
               shares of common stock held in treasury                           $1,126,157   $      --
              Assumption of long-term debt in conjunction with building
               purchase                                                          $1,080,486   $      --
              Utilization of deposit in conjunction with building purchase       $  501,839   $      --

       10. Transactions with Related Parties
           The Company's change in "Due from Related Party" for the nine months ended April 30, 2003 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2002.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       10. Transactions with Related Parties (Continued)
           On August 7, 2002 the Company purchased real estate with an aggregate purchase price of approximately $1.6 million, from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of a senior officer of the Company, received a commission from the proceeds of the sale to the seller, in the amount of 3% of the purchase price. Management believes that this is less than the aggregate commission which would have been payable if an unaffiliated broker had been used.

           In September of 2002, promissory notes receivable from the officers of the Company were redeemed pursuant to the Stock Pledge Agreement with the officers and a guaranteeing party. The outstanding balance of $1,121,939 was repaid with 592,716 shares of common stock, as determined by the Compensation Committee. These shares effectively became treasury stock.

       11. Preferred Stock Dividend
           On January 15, 2003, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $756,945, which was based on the original issue price of the preferred shares.

       12. Stockholders' Equity
           During the nine months ended April 30, 2003, the Company purchased 53,000 shares of Company common stock to be held in treasury.

           In November 2002, the Company issued 30,000 shares of common stock to a consultant for services rendered, which resulted in a charge to general and administrative expense of $63,000. In addition, the Company also issued 9,750 shares of common stock as employee bonuses, which resulted in additional compensation expense of $20,475.

           In November 2002, the Company issued 665,000 warrants in exchange for services rendered, which resulted in a charge to general and administrative expense of $988,550. The warrants have exercise prices ranging from $2.50 to $6.00 and are each for the purchase of one share of the Company's common stock.

           In November 2002, the Company issued 1,880,000 stock options with an exercise price of $2.10. All of the options, except for 110,000, were issued to employees and qualified as incentive stock options; accordingly no charge to operations was incurred. Options issued to other than employees, did not qualify as incentive stock options and, therefore, the Company recorded a charge to operations of $171,360.

           In March 2003, the Company issued 70,000 shares of common stock to a consultant for services rendered, which resulted in a charge to general and administrative expense of $70,000.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       13. Subsequent Events
           The following events occurred subsequent to April 30, 2003:

           (1) Termination of Agreement with Eli Lilly and Company
                On May 23, 2003, the Company announced the termination of its September 2000 Development and License Agreement with Eli Lilly and Company ("Lilly") for the development and commercialization of the buccal delivery of insulin. Pursuant to the provisions of the development and license agreement, both parties are working on terms for Lilly to continue to supply a specified amount of insulin for the Company's further development work. All of the Company's intellectual property and commercialization rights with respect to the buccal spray drug delivery technology will revert to the Company, which will have the continuing right to develop and commercialize the product at its own expense.

           (2) Private Placement
                On May 29, 2003, the Company completed the private placement sale of 2,926,301 units of securities ("Units") for cash at a price of $1.15 per Unit. Each Unit consisted of one share of common stock and a warrant to purchase four tenths of one share (.4 shares) of common stock at an exercise price of $1.71 per share, with a three-year exercise period. The Placement Agent received an aggregate commission of $235,567 and warrants to purchase 99,000 shares of common stock of the Company at an exercise price of $1.71 per share.

           (3) Antigen Express, Inc.
                On June 5, 2003, the Company entered in an agreement in principle to acquire all of the shares of privately-owned Antigen Express, Inc. in exchange for a maximum of 2,850,000 shares of the Company's common stock. The specific number of shares to be issued depends on satisfaction of certain Antigen Express, Inc. performance milestones over the next 18 months. This agreement is subject to the completion of due diligence and formal documentation.

           (4) Private Placement
                On June 10, 2003 the Company completed the private placement sale of 666,667 units of securities ("Units") for cash at a price of $1.50 per Unit. Each Unit consisted of one share of common stock and one warrant to purchase one share of common stock at an exercise price of $1.80 per share, with a three-year exercise period.

           (5) Option to Warrant Holders
                Effective May 13, 2003, the Company offered all holders of its outstanding warrants the opportunity to exercise their warrants at a reduced price of $1.50 per share on or before June 12, 2003. In addition, any holder exercising a reduced-priced warrant will receive a new warrant with an exercise price equal to the greater of one half of the original exercise price of the existing warrant or the market price on the day the existing warrant is exercised. After June 12, 2003 the exercise price on all of the unexercised warrants will be the price stated in the original warrant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects", "plans", "intends", "believes", "will", "estimates", "forecasts", "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

In April 1999, we completed a reorganization in which we merged with Generex Idaho. In this transaction, all outstanding shares of Generex Idaho were converted into our shares, Generex Idaho ceased to exist as a separate entity, and we changed our corporate name back to "Generex Biotechnology Corporation." This reorganization did not result in any material change in our historical financial statements or current financial reporting.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement to develop this product with Eli Lilly and Company ("Lilly"). To date, over 700 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We have conducted several clinical trials with insulin supplied by Lilly under our agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the development and license agreement for the development and commercialization of buccal delivery of insulin. We are currently negotiating terms for Lilly to continue to supply a specified amount of insulin for further development of our product. We will retain all of the intellectual property and commercialization rights with respect to the buccal spray drug delivery technology, and we will have the continuing right to develop and commercialize the product.

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

Generex (Bermuda), Ltd. has been granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies. In January 2001, using the funds from its initial capitalization, Generex (Bermuda), Ltd. paid a non-refundable license fee of $15,000,000 to Elan in consideration for being granted the rights to utilize the Elan drug delivery technologies. Our buccal delivery technology is a platform technology that we believe has application to a significant number of large molecule drugs in addition to insulin and morphine. In the future, we expect to undertake development of additional products based on this technology that are not covered by joint venture with Elan. In April 2002, we successfully completed a proof of concept clinical study of fentanyl citrate (a drug used for the treatment of acute pain) using our proprietary platform technology. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. In May 2002, we successfully completed a proof of concept clinical study of low molecular weight heparin (a cardiovascular drug used in the treatment of deep vein thrombosis and for the prevention of blood clots) using our proprietary platform technology.

In June, 2003, we entered into an agreement in principle to acquire all of the shares of a privately owned Company. See Note 13 to our Consolidated Financial Statements.

Results of Operations - Three months ended April 30, 2003 and 2002
------------------------------------------------------------------

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Lilly Agreement in the quarter ended October 30, 2000.

Our net loss for the quarter ended April 30, 2003 was $2,607,871 versus $3,239,150 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a decrease in research and development expenses of $881,880 that was partially offset by a moderate increase in general and administrative expenses of $244,565.

The reduction in research and development expenses is primarily due to contraction of our ongoing research and development activities under our collaborations with Lilly and Elan relative to our activities in the same quarter last year.

The increase in general and administrative expenses in the quarter ended April 30, 2003, compared to the quarter ended April 30, 2002, was the result of additional non-cash expenses incurred this year in connection with the issuance of common stock for financial services and an increase in expenses for accounting, legal and financial services. The increase in general and administrative expenses was lessened by a reduction in consulting services and a small reduction in advertising and travel expenses.

Our net loss for the nine months ended April 30, 2003, was $9,851,563, versus $9,381,088 for the corresponding period of the prior fiscal year. The increase in operating expenses of $170,728 was attributable to the increase in general and administrative expenses of $777,034 that was partially offset by a decrease in research and development expenses of $606,306.

The increase in general and administrative expenses during the nine-month period ending April 30, 2003 reflects the issuance of options and warrants to consultants during the second quarter of fiscal 2003 that resulted in a non-cash charge of approximately $1.1 million. The increase was partially reduced by a decrease in legal and litigation expenses and a reduction in travel expenses.

The relative decrease in research and development expenses in the nine-month period ending April 30, 2003 compared to the corresponding period of the prior fiscal year reflects the decreased level of research and development activities under our collaborations with Lilly and Elan in the nine-month period ending April 30, 2002.

Financial Condition, Liquidity and Resources
--------------------------------------------

To date we have financed our development stage activities primarily through private placements of common stock. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through January 31, 2003, we repurchased a total of 149,500 shares of common stock to be held in treasury for $484,588, at an average price of $3.24 per share. No repurchases have been made since January 31, 2003. The total number of treasury shares shown on our balance sheet includes these shares and 592,716 shares received in satisfaction of outstanding loans to officers, as described in "Transactions with Affiliates," below. In addition, we completed two private placements of our common stock in May and June of 2003. For a further description of these private placements, see Part II, Item 2: "Changes in Securities and Use of Proceeds."

At April 30, 2003, we had cash and short-term investments (consisting of short term government or government guaranteed instruments, short term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest) of approximately $11.5 million. At July 31, 2002, our cash and short term investments were approximately $21 million. The decrease was attributable to the use of cash for ongoing operations. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

In the past, we have funded most of our development and other costs with equity financing. While we have been able to raise equity capital as required, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.

Critical Accounting Policies
----------------------------

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations.

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

Transactions with Affiliates
----------------------------

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

Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and Development - related party" and "General and Administrative - related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted for as though the payments were made directly to the officers, and not as a related party transaction. We do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

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

New Accounting Pronouncements
-----------------------------

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure," which amends SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. The adoption of SFAS No. 148 did not have an impact on the Company's financial position or results of operations.

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

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. The requirements of SFAS 149 will become effective for the Company beginning on June 30, 2003 for contracts entered into or modified by it and for hedging relationships designated thereafter. The Company is currently evaluating the impact of SFAS 149 to determine the effect, if any, it may have on the Company's consolidated, financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principal for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. Management does not expect the adoption of SFAS No. 150 to have a significant impact on the Company's consolidated financial position or results from operations.


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

Item 2.  Changes in Securities and Use of Proceeds

The following transactions occurred subsequent to the end of the fiscal quarter but prior to filing of this report.

              1.  May 29, 2003 Private Placement

                  On May 29, 2003, we completed the sale of 2,926,301 units of securities ("Units") for cash at a price of $1.15 per Unit. Each Unit consisted of a share of Common Stock and a warrant to purchase four tenths of one share

(.4 shares) of Common Stock at an exercise price of $1.71 per share. The purchasers of the Units were:

         -------------------------------------------------- --------------------- -------------------------
                             Purchaser                        Units Purchased        Consideration ($)

         -------------------------------------------------- --------------------- -------------------------
         Langley Partners, L.P.                               435,000                  $500,250
         -------------------------------------------------- --------------------- -------------------------
         Gryphon Partners, L.P.                               434,782                  $500,000
         -------------------------------------------------- --------------------- -------------------------
         Cranshire Capital, L.P.                              652,173                  $750,000
         -------------------------------------------------- --------------------- -------------------------
         Omicron Capital.                                     434,782                  $500,000
         -------------------------------------------------- --------------------- -------------------------
         LH Financial.                                        217,391                  $250,000
         -------------------------------------------------- --------------------- -------------------------
         Lakeshore Capital                                    100,000                  $115,000
         -------------------------------------------------- --------------------- -------------------------
         Vertical Ventures, LLC                               347,826                  $400,000
         -------------------------------------------------- --------------------- -------------------------
         Howard Todd Horberg.                                  86,956                  $100,000
         -------------------------------------------------- --------------------- -------------------------
         Photon Fund LTD                                      217,391                  $250,000
         -------------------------------------------------- --------------------- -------------------------

                  The Shemano Group, Inc. ("Shemano"), a broker-dealer, has received or will be receiving compensation for its services in connection with this placement, including cash compensation of 7% of total placement proceeds and warrants to purchase a total of 99,000 shares.

                  Shemano has advised us that it may assign its warrants to three of its officers, Gary J. Shemano, Michael Jacks and William Corbett. The Shemano warrants are identical to the warrants issued to investors in the Units.

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

                  The warrants are exercisable for a term of three years. A form of the warrants issued has been filed as an exhibit with this Report.

                  2.       June 5, 2003 Private Placement

                  On or about June 5, 2003, we completed the sale of 666,667 units of securities ("Units") for cash at a price of $1.50 per Unit. Each Unit consisted of a share of Common Stock and a warrant to purchase a share of Common Stock at an exercise price of $1.80 per share. Cranshire Capital, L.P. purchased all of the Units offered by the Company. The Company did not pay any commissions or other compensation for any services in connection with this placement.

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

         The warrants are exercisable for a term of three years. A form of the warrants issued has been filed as an exhibit with this Report.

         3.       Warrant Price Reduction

         Beginning on May 13, 2003, Generex offered to all of its warrant holders the opportunity to exercise their warrants at a reduced exercise price of $1.50 per share for a 30 calendar day period. After the 30 day period, the exercise price on all of Generex's warrants returned to the original price. Each warrant holder that exercised a warrant during the 30 day period is entitled to receive one additional warrant to purchase Generex common stock at an exercise price equal to one half the current exercise price of the warrant previously held (before the reduction to $1.50), but not less than the closing price of Generex's common stock on the day the $1.50 right is exercised. The purposes of this temporary warrant exercise price reduction and issuance of new warrants was to raise capital for the Company and to allow the warrant holders to realize some value. Prior to the temporary reduction, Generex had 3,676,249 outstanding warrants that were eligible to participate in this offer with an exercise prices ranging from $2.50 to $25.15 per share. A total of 1,635,105 warrants were exercised during the 30-day period.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

An investment in our stock is very speculative and involves a high degree of risk. You should carefully consider the following important factors, as well as the other information in this Report and the other reports that we have filed heretofore (and will file hereafter) with the Securities and Exchange Commission, before purchasing our stock. The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements.

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

Clinical trials under our joint venture with a subsidiary of Elan Corporation have not yet commenced. At this time, we cannot predict when or if any clinical trials might commence.

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

Our stock may be delisted from the NASDAQ SmallCap Market and/or become subject to Penny Stock regulations.

On June 5, 2003, our common stock was delisted from the Nasdaq National Market because of our failure to maintain a minimum of $10,000,000 in stockholders equity. We have appealed that decision but the appeal does not stop the delisting. On June 5, 2003, our stock began trading on the NASDAQ SmallCap Market. Nasdaq SmallCap has its own standards for continued listing, including a minimum of $2.5 million stockholders equity. As of April 30, 2003, our Stockholders Equity was slightly above the minimum.

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

We also may require funds in excess of our existing cash resources:

   o to proceed under our joint venture with Elan, which requires us to fund 80.1% of initial product development costs;
   o   to develop our buccal insulin product;
   o to develop new products based on our buccal delivery technology, including clinical testing relating to new products;
   o to develop or acquire other delivery technologies or other lines of business;
   o   to establish and expand our manufacturing capabilities; and
   o to finance general and administrative and research activities that are not related to specific products under development.


We do not expect to receive revenues under any future development agreements that are sufficient to satisfy all of our cash requirements.

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next twelve months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. To the extent operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds to continue the development and commercialization of our products. Unforeseen problems in our clinical trials or in general economic conditions could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

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

In both domestic and foreign markets, sales of our potential products depends in part on the availability of reimbursement for third-party payors such as government health administration authorities, private health insurers and other organizations. Third-party payors often challenge the price and cost-effectiveness of medical products and services. Significant uncertainty exists as to the reimbursement status of newly approved health care products. We cannot assure you that any of our products will be reimbursable by third-party payors. In addition, we cannot assure you that our products will be considered cost effective or that adequate third-party reimbursement will be available to enable us to maintain price levels sufficient to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

We have a history of losses and may incur additional losses.

To date, we have not been profitable and our accumulated net loss before preferred stock dividend is approximately $72 million at April 30, 2003. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

Our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

4.1 Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.;Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003.

4.2 Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.;Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003.

4.3 Form of Warrant granted to with Cranshire Capital, L.P.; Gryphon Partners, L.P.;Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003.

4.4 Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003.

4.5 Form of Registration Rights Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003.

4.6      Form of Warrant granted to with Cranshire Capital, L.P. dated June 6,
2003.


99.1 Certification of chief executive officer and chief financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

 The following Reports on Form 8-K were filed in the quarter ended April 30, 2003:

   o On March 20, 2003, the Company filed a Current Report on Form 8-K announcing the election of John P. Barratt to the Company's Board of Directors under Item 5 of Form 8-K - "Other Events".
   o On March 20, 2003, the Company filed a Current Report on Form 8-K to update the description of the Sands legal proceeding under Item 5 of Form 8-K - "Other Events."
   o On February 25, 2003, the Company filed a Current Report on Form 8-K announcing the date, time and place of the annual meeting of stockholders under Item 5 of Form 8-K - "Other Events".

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DATE:  June 13, 2003

     GENEREX BIOTECHNOLOGY CORPORATION


     By: Rose C. Perri
     -------------------------------
     Rose C. Perri
     Principal Financial Officer