Form 10-Q/A
period 2003-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2003-08-13
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No.1

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

Item 4.  Submission of Matters to a Vote of Security Holders................. 23

Item 5.  Other Information................................................... 23

Item 6.  Exhibits and Reports on Form 8-K.................................... 33

Signatures................................................................... 34

     We are filing this Amendment for the purpose of adding the result of voting at our annual meeting held on March 19, 2003, under Part II- Item 4, Submission of Matters to a Vote of Security Holders.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders of Generex Biotechnology Corporation was held on March 19, 2003. At the meeting, 14,993,834 shares of Common Stock were represented and entitled to vote. Generex stockholders elected all nominees to the Board of Directors, and ratified the appointment of Deloitte & Touch, LLP as independent public accountants for the fiscal year ending July 31, 2003. The results of the votes were as follows:

Election of nominees to Board of
Directors for terms expiring April 2003           Votes For          Abstentions
---------------------------------------           ---------          -----------
Gerald Bernstein, M.D.                            14,552,816          441,018

Anna E. Gluskin                                   14,565,191          428,643

Michael Hawke, M.D.*                              14,576,416          417,418

Peter Levitch                                     14,565,954          427,880

Pankaj Modi, Ph.D.                                14,565,268          428,566

Rose C. Perri                                     14,567,067          426,767

J. Michael Rosen                                  14,573,280          420,554

*Although votes were tabulated for Dr. Hawke, Dr. Hawke resigned from the board of directors after mailing of the proxy statements, but prior to the meeting, and thus was not elected at the meeting.

Ratification of Deloitte & Touche LLP
as Independent Public Accountants      Votes For     Votes Against   Abstentions
---------------------------------      ---------     -------------   -----------
                                       14,623,685      294,778         75,371

                                       Broker Non-Votes: 0

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

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.

     DATE:  August 13, 2003

     GENEREX BIOTECHNOLOGY CORPORATION


     By: Rose C. Perri
     -------------------------------
     Rose C. Perri
     Principal Financial Officer