Form 10-K/A
period 2003-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2003-11-28
CIK 1059784

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

                       Internet Website: www.generex.com

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to section 12(g) of the Act:

                     Common Stock, par value $.001 per share
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 25, 2003, based on the closing price as of that date, was approximately $31,072,983.

At November 25, 2003, the registrant had 27,643,160 shares of common stock outstanding.

                   Documents incorporated by reference: None

PART III

This Form 10-K/A furnishes the information required by Part III (Items 10, 11, 12, 13 and 14).

Item 10.  Directors and Executive Officers of the Registrant

Name                                        Age               Position Held with Generex
----                                        ---               --------------------------
Anna E. Gluskin                             52                Chairman, President, Chief Executive Officer and
                                                              Director
Rose C. Perri                               36                Chief Operating Officer, Acting Chief Financial Officer,
                                                              Treasurer, Secretary and Director
Pankaj Modi, Ph.D.                          49                Vice President, Research and Development
                                                              and Director
Gerald Bernstein, M.D.                      70                Director, Vice President Medical Affairs
Mark Fletcher, Esquire                      38                Executive Vice President and General Counsel
J. Michael Rosen                            52                Director
Peter Levitch                               71                Director
John P. Barratt                             59                Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anna E. Gluskin -- Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairman since November 2002. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

Gerald Bernstein, M.D. -- Director since October 2002. Dr. Gerald Bernstein has served as Vice President of Generex since October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He is a former president of the American Diabetes Association.

Mark Fletcher, Esq. of Generex -- Mr. Fletcher has served as Executive Vice President and General Counsel of Generex since April 2003. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

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

John P. Barratt -- Director since March 2003. Mr. Barratt is Chief Operating Officer of Beyond.com, a company by which he has been employed since 2000. From January 1996 to September 2000, Mr. Barratt served as partner-in-residence for the Quorum Group of Companies, an international investment partnership specializing in providing debt and equity capital to the emerging high growth technology sector. From 1988 to December 1995, Mr. Barratt was Executive Vice President and Chief Operating Officer of Coscan Development Corporation. He previously held a number of senior-level management positions, including Deputy Chief Executive of Lloyds Bank Canada. Mr. Barratt also currently serves as a director of GLP NT Corporation and BNN Split Corporation. Mr. Barratt also serves on the Advisory Board of Brascan SoundVest Diversified Income Fund.

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

Dr. Robert E. Humphreys, MD, PhD, is currently Executive Vice-President and Chief Operating Officer of our subsidiary, Antigen Express, Inc.. Dr. Humphreys founded Antigen in 1999 and was its President. He has extensive experience in the National Institute of Health, arthritis, cancer and diabetes study sections. Dr. Humphreys is the principal inventor on 6 awarded US patents and has over 150 peer-reviewed publications to his credit. Prior to founding Antigen, Dr. Humphreys was Professor of Medicine and Pharmacology at University of Massachusetts Medical School. He received his MD and PhD degrees from Yale University and post-doctoral fellow degree in immunology from Harvard University. He also received his initial training at Bethesda Naval Hospital.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an MD from Shanghai Medical University in China and a PhD in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company's chief experimentalist.

Audit Committee Financial Expert

The Board of Directors at Generex has determined that at least one person serving on its Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Mr. Barratt, a member of the Audit Committee, is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

The business affairs of Generex are managed under the direction of the Board of Directors. During the fiscal year ended July 31, 2003, Generex's Board of Directors held five meetings and took action by unanimous consent eight times. During the fiscal year ended July 31, 2003, all of the directors attended all of the Board of Directors meetings that were held.

The Board of Directors has established two committees, the Audit Committee and the Compensation Committee.

The Audit Committee which was established on March 1, 2000, met two times during the fiscal year ended July 31, 2003. During fiscal 2003, the Audit Committee was initially composed of Mr. Rosen, who was the chairman of the Audit Committee, our former director Dr. Hawke, and Mr. Levitch. Dr. Hawke resigned from the Board effective March 13, 2003. On March 19, 2003, the Board of Director's elected Mr. Barratt to fill the vacancy on the Board left by Dr. Hawke's resignation and appointed Mr. Barratt as a member of the Audit Committee. At that time, Mr. Barratt was also elected as Chairman of the Audit Committee. All of the members of the Audit Committee attended all of the meetings that they were eligible to attend. The Audit Committee is currently composed of Mr. Rosen, Mr. Levitch and Mr. Barratt. The Board of Directors has adopted an Audit Committee charter that specifies the duties of the Audit Committee.

Generex's common stock is listed on the Nasdaq SmallCap Market. Therefore, Generex is governed by the applicable rules of the Nasdaq SmallCap Market. The listing requirements for Nasdaq SmallCap Market issuers require that each issuer's audit committee be comprised of three independent directors. Mr. Rosen, Mr. Barratt and Mr. Levitch meet the definition of independence under Rule 4200(a)(14) of the listing requirements.

The Board of Directors has been conducting a search for at least one or more additional director(s) who meet the definition of independence under the Nasdaq SmallCap Market listing requirements and intends to add at least one such additional director to the Board of Directors by the end of the current fiscal year. At or prior to its next annual meeting of stockholders, Generex will be required by recently adopted Nasdaq rules to have a Board of Directors consisting of a majority of independent directors.

The Compensation Committee was formed on July 30, 2001 and met two times during the fiscal year ended July 31, 2003. During fiscal 2003, the Compensation Committee was initially composed of Dr. Hawke, who was the Chairman of the Compensation Committee, Mr. Rosen and our former director, Dr. Lieberburg. Dr. Lieberburg resigned in August, 2002 and Dr. Hawke resigned effective March 13,

2003. Mr. Levitch was appointed as a member of the Compensation Committee in October 2002 and Mr. Barratt was appointed as a member of the Compensation Committee upon his election to the Board of Directors on March 19, 2003. All of the members of the Compensation Committee attended all of the meetings of the Compensation Committee. The Compensation Committee is currently composed of Mr. Barratt, Mr. Rosen and Mr. Levitch.

Report of the Audit Committee

The Audit Committee reviewed and discussed Generex's audited financial statements for the fiscal year ended July 31, 2003 with management. The Audit Committee discussed with BDO Dunwoody, LLP, Generex's independent public accountants for the fiscal year ended July 31, 2003, the matters required to be discussed by Statement on Auditing Standards No. 61. The Audit Committee received the written disclosures and the letter from BDO Dunwoody, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with BDO Dunwoody, LLP its independence. Based on the review and discussions described above, among other things, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Generex's Annual Report on Form 10-K for the fiscal year ended July 31, 2003.

                        Submitted by the Audit Committee

                           John P. Barratt (Chairman)
                                J. Michael Rosen
                                  Peter Levitch

The foregoing Report of the Audit Committee shall not be deemed to be soliciting material, to be filed with the Securities and Exchange Commission (the "SEC") or to be incorporated by reference into any of Generex's previous or future filings with the SEC, except as otherwise explicitly specified by Generex in any such filing.

Report of the Compensation Committee on Executive Compensation

Currently, there is no chairman of the Compensation Committee. Mr. Levitch, Mr. Rosen and Mr. Barratt are the members of the Compensation Committee. Mr. Levitch became a member in October 2002 and Mr. Barratt became a member in March 2003.

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

At the end of the fiscal year ended July 31, 2001, the Compensation Committee conducted a review of Generex's executive compensation program. This review included a comprehensive report from an independent executive compensation consultant and compared Generex's total executive compensation, including base salaries, cash bonuses and stock options, to a peer group of publicly traded biotechnology companies. For the fiscal year ended July 31, 2001, the Compensation Committee targeted total cash compensation for Generex executives to the median of the peer group. For the fiscal year ended July 31, 2002, the Compensation Committee targeted total cash compensation for executives at the higher end of the peer group. In setting this policy, the Compensation Committee took into account Generex's relatively lean management structure and the number of roles filled by each officer. After the end of fiscal year ended July 31, 2003, the Compensation Committee determined that notwithstanding substantial efforts made on the Company's behalf by the executive officers and the substantial challenges faced by the Company given its stage of development, the salaries received by the executive officers, having been "brought to market" the previous year, represented the higher end of the compensation range for executives at similar development stage companies. The Committee therefore determined that the salaries represented appropriate cash compensation, awarded no bonuses for 2003 and made no changes to salaries for fiscal 2004. During all relevant periods, Dr. Modi's compensation has been based on his contract. The contract provides for a predetermined salary and achievement based bonuses.

Base Salaries. Prior to 2001, Generex historically paid very modest base salaries to its executive officers, relying on option grants to supplement the low base salaries. The Compensation Committee implemented increases for fiscal 2002 to bring the base salaries of Generex's executives in line with base salaries of Generex's principal competitors. Continuing this philosophy, Ms. Gluskin's salary for 2003 was set at the same rate as 2002, and Ms. Perri received a modest increase based primarily on the increase in her responsibilities after the death of Mark Perri, Generex's former Chairman and Chief Financial Officer.

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

As discussed above, the Compensation Committee determined that the salaries (and in the case of Mark Fletcher, guaranteed bonus) received by the executive officers during fiscal 2003 represented appropriate cash compensation. Therefore, no cash bonuses were awarded to the executive officers for fiscal 2003, other than Mr. Fletcher's guaranteed bonus. At the same time, the Committee decided to develop a plan for 2004 that would tie potential executive bonuses to measurable and realistic milestones. Under his agreement with Generex, Mr. Fletcher receives a guaranteed bonus of $30,000 per annum, payable in quarterly installments, while he is employed by Generex. Dr. Modi's contract currently provides for bonuses based on specific milestones.

Stock Options. The purpose of stock option grants is to provide an additional incentive to Generex employees, including executive officers, to contribute materially to the growth of Generex. Stock options are granted to align the interests of the recipients with the interests of stockholders. In November 2002, the Committee granted 350,000 options to Ms. Gluskin and 300,000 options to Ms. Perri for fiscal year 2003, as well as 200,000 options to the estate of Mark Perri, in consideration of his services in 2002. Mr. Fletcher received options for 250,000 shares upon initiation of his employment in March 2003. Dr. Modi receives options for 150,000 shares each year under the terms of his agreement with the Company. In November 2003, the Committee granted Ms. Gluskin and Ms. Perri options for 100,000 shares each.

Chief Executive Officer Compensation. Ms. Gluskin's compensation for the fiscal year ended July 31, 2003 was determined in accordance with the compensation policies described above. Ms. Gluskin was paid a cash salary of approximately $350,000, which the Committee deemed appropriate compensation, and received no cash bonus for 2003. The compensation paid to Ms. Gluskin for fiscal 2003 was considered to give appropriate incentives to Ms. Gluskin to continue to promote the strategic objectives of Generex and to enhance stockholder value.

Deductibility of Compensation. Section 162(m) of the Internal Revenue Code (the "Code") does not allow public companies to take a Federal income tax deduction for compensation paid to certain executive officers, to the extent that compensation exceeds $1 million for any such officer in any fiscal year. This limitation does not apply to compensation that qualifies as "performance-based compensation" under the Code. The Board of Directors believes that at the present time it is quite unlikely that the compensation paid to any executive officer will exceed $1 million in any fiscal year. Therefore, the Board of Directors has not taken any measures to date specifically to qualify any of the compensation paid to its executive officers as "performance-based compensation" under the Code.

                     Submitted by the Compensation Committee

                                  Peter Levitch
                                J. Michael Rosen
                                 John P. Barratt

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that Generex's directors and executive officers, and any persons who own more than ten percent of the common stock, file with the SEC initial reports of ownership and reports of changes in ownership of the common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. Form 4 Reports were not filed to disclose the receipt of (i) options to purchase 350,000 shares of common stock by Ms. Gluskin on November 26, 2002, (ii) options to purchase 300,000 shares of common stock by Ms. Perri on November 26, 2002, and (iii) options to purchase 50,000 shares of common stock by Mr. Rosen on November 29, 2002, all under the Generex Biotechnology Corporation 2001 Stock Option Plan, but the receipt of such options were disclosed in timely filed Form 5 Reports. To the knowledge of Generex, based upon its review of these reports, all other Section 16 reports required to be filed by our directors and executive officers during the fiscal year ended July 31, 2003 were filed on a timely basis.

Item 11.   Compensation Of Executive Officers And Directors

Compensation of Executive Officers

The following table sets forth, for Generex's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three most highly compensated executive officers of Generex other than the CEO whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2003.

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
                                                                                    ($)           (#)                       ($)
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Anna E. Gluskin (1),        2003        350,000          0             *             0        350,000(4)         0            0
President and Chief         2002        350,000       125,000          *             0             0             0            0
Executive Officer           2001        127,240       250,000          *             0             0             0            0

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Rose C. Perri (1),          2003        295,000          0             *             0        300,000(4)         0            0
Chief Operating             2002        250,000       100,000          *             0             0             0            0
Officer, acting Chief       2001        81,068        100,000          *             0             0             0            0
Financial Officer,                                                                   0
Treasurer and Secretary
------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Pankaj Modi (2),            2003        262,500          0             *             0          150,000(5)       0            0
Vice President,             2002        262,500          0             *             0          150,000          0            0
Research and Development    2001        250,000       300,000          *             0          150,000          0            0

------------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------------
Mark Fletcher,              2003       $100,000     $15,000(6)         *             0        250,000(7)         0            0
Executive Vice
President and General
Counsel
------------------------------------------------------------------------------------------------------------------------------------

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin and Ms. Rose Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which, at July 31, 2003, Ms. Gluskin and Ms. Rose Perri were equal owners.

(2) All of the cash compensation paid to Dr. Modi is paid indirectly to him through a corporation owned 100% by him.

(3) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2003, 2002 and 2001, respectively.

(4) These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan on November 26, 2002 with effect as of November 26, 2002.

(5) Granted as of July 31, 2003 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

(6) Mr. Fletcher's employment agreement guarantees him a bonus of $30,000 annually, payable in quarterly installments.

(7) Granted on March 19, 2003 with effect as of April 21, 2003 pursuant to the terms of Mr. Fletcher's employment agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

Option Grants during the 2003 Fiscal Year

The following tables set forth information related to options to purchase common stock granted to the CEO and the named executive officers during the fiscal year ended July 31, 2003.

                                                                               Potential realizable value at
                                                                               assumed annual rates of stock
                                            Individual grants                   appreciation for option term
                                        -----------------------------   --------------------------------------
                                        Percent of
                          Number of        total
                         Securities       options
                         Underlying     granted to
                           Options     employees in    Exercise Price    Expiration       5%($)       10%($)
Name                     granted (#)  fiscal year (%)     ($/Sh)            Date
Anna E. Gluskin          350,000(1)       19.89%           $2.10          11/25/07      $203,067     $448,725

Rose C. Perri            300,000(1)       17.05%           $2.10          11/25/07      $174,057     $384,621

Pankaj Modi              150,000(2)        8.52%           $1.52           7/30/08      $ 62,992     $139,196

Mark Fletcher            250,000(3)       14.20%           $0.89          04/20/03      $ 61,473     $135,838

(1) These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan on November 26, 2002 with effect as of November 26, 2002.

(2) Granted on July 31, 2003 with effect as of July 31, 2003 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

(3) Granted on March 19, 2003 with effect as of April 21, 2003 pursuant to the terms of Mr. Fletcher's employment agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

Fiscal Year End Option Values

No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2003. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.

                                                                               Number of securities
                                                                              underlying unexercised     Value of unexercised
                                                                             options at July 31, 2003   options at July 31, 2003
                               Shares Acquired                                   (#) Exercisable/        ($) Exercisable(1)/
               Name            on Exercise (#)        Value Realized ($)          Unexercisable             Unexercisable
Anna E. Gluskin                        -0-                     -0-                    650,000/0                   0/0
Rose C. Perri                          -0-                     -0-                    550,000/0                   0/0
Pankaj Modi                            -0-                     -0-                    750,000/0             $21,000/0
Mark Fletcher                          -0-                     -0-                    250,000/0            $192,500/0

------------------
(1) Based on the closing price of common stock ($1.66) on November 21, 2003.

Other Benefit Plans

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named officers.

Directors' Compensation; Other Compensation

Directors who are not officers or employees of the Company receive cash compensation of $10,000 each fiscal quarter. Mr. Levitch and Mr. Barratt each received $10,000 upon becoming directors, applicable to the quarter in which their service began. Each outside director received options exercisable for 50,000 shares for fiscal 2003. Mr. Levitch and Mr. Barratt also received options for an additional 20,000 shares each upon appointment to the Board of Directors.

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

The consulting agreement provides for an annual base compensation of $250,000 a year, effective as of August 1, 2000, subject to certain cost-of-living increases. In addition, Dr. Modi is entitled to receive certain bonus compensation during the term of the agreement. Dr. Modi will also receive certain additional bonus payments based upon agreements entered into by Generex for rights granted to third parties to develop, manufacture and/or market products based upon ideas, improvements, designs or discoveries made or conceived by Dr. Modi.

The consulting agreement provides for Dr. Modi to be granted options to purchase 150,000 shares of common stock in each of the next ten fiscal years, starting with the fiscal year ended July 31, 2001. The options may be granted only under option plans of Generex that have been approved by the stockholders.

Dr. Bernstein is compensated through an employment agreement, dated April 1, 2002, between Dr. Bernstein and Generex. Pursuant to the terms of the employment agreement, Dr. Bernstein holds the position of Vice President of Medical Affairs. The employment agreement provides for Dr. Bernstein's term of service to extend through March 31, 2005, subject to (i) termination without cause by Dr. Bernstein or Generex upon 90 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice.

The employment agreement provides for an annual base compensation of $150,000 a year, effective as of April 1, 2002. During each year of the employment agreement, Dr. Bernstein may receive cash bonuses at the discretion of the Board of Directors and is entitled to receive options to purchase 50,000 shares of common stock.

Mr. Fletcher is compensated through an employment agreement, dated March 17, 2003, between Mr. Fletcher and Generex. Pursuant to the terms of the employment agreement, Mr. Fletcher holds the position of Executive Vice President and General Counsel. The employment agreement provides for Mr. Fletcher's term of service to extend through March 16, 2008, subject to (i) termination without cause by Generex upon 30 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice.

The employment agreement provides for an annual base compensation of $100,000 a year, effective as of March 17, 2003. During each year of the employment agreement, Mr. Fletcher shall receive a cash bonus of $30,000, payable in quarterly installments, and may receive additional cash bonuses at the discretion of the Board of Directors. Upon entering into the employment agreement Mr. Fletcher received options to purchase 250,000 shares of common stock.

Compensation Committee Interlocks and Insider Participation

Effective July 30, 2001, decisions regarding executive compensation were made by the Compensation Committee of the Board of Directors. Mr. Levitch, Mr. Rosen and Mr. Barratt are the members of the Compensation Committee.

No executive officer of Generex has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of Generex (excluding entities that are wholly owned by one or more of the executive officers).

Existing Stock Compensation Plans

The following table sets forth as of November 1, 2003 information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

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


1998 Stock Option Plan                   1,095,500                       $5.13                                0

2000 Stock Option Plan                   1,804,500                       $7.74                          195,500

2001 Stock Option Plan                   3.858,159                       $3.37                          141,841
                                         ---------                       -----                          -------
Total
                                         6,758,159                       $4.82                          337,341
------------------------------- ----------------------------- ----------------------------- -----------------------------
Equity compensation plans not
approved by security holders                     0                           0                                0
------------------------------- ----------------------------- ----------------------------- -----------------------------
            Total                        6,758,159                       $4.82                          337,341
------------------------------- ----------------------------- ----------------------------- -----------------------------

                             STOCK PERFORMANCE GRAPH

 Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Biotechnology Index for the period commencing May 5, 2000 (the date Generex's common stock was first listed for trading on the Nasdaq Stock Market) and ending on July 31, 2003. The graph assumes that $100 was invested on May 5, 2000, in Generex's common stock, the stocks in the Nasdaq Stock Market (U.S. Companies) and the stocks comprising the Nasdaq Biotechnology Index, and that all dividends were reinvested. Generex's common stock has been trading on the Nasdaq SmallCap Market since June 5, 2003.


                               [GRAPH OMITTED]

                                05/2000    07/2000    07/2001    07/2002    07/2003
                                -------    -------    -------    -------    -------
Generex Biotechnology
Corporation                      100.0       72.5       81.4       21.5       14.0

Nasdaq Stock Market              100.0       99.2       53.2       35.2       46.0

Nasdaq Biotechnology Index       100.0      109.5       91.3       58.8       86.7



Item 12.  Security Ownership Of Certain Beneficial Owners And Management

The tables on the following pages sets forth information regarding the beneficial ownership of the common stock by:

     o   Generex's executive officers and directors;
     o   All directors and executive officers as a group; and
     o Each person known to Generex to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in these tables is as of November 1, 2003. At that date, Generex had 27,672,260 shares of common stock outstanding. In addition to common stock, Generex has outstanding 1,000 shares of Special Voting Rights Preferred Stock. All of the shares of Special Voting Rights Preferred Stock are owned by Dr. Pankaj Modi. In connection with Generex's joint venture with Elan, Generex issued 1,000 shares of Series A Preferred Stock to an affiliate of Elan. After the issuance of annual dividends, 1,123 shares of Series A Preferred are currently outstanding. Neither series of preferred stock generally have voting rights.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

                              BENEFICIAL OWNERSHIP

Name of Beneficial Owner                                             Number of Shares     Percent of Class

(i) Directors and Executive Officers

John P. Barratt............................................              140,000(1)                *
Gerald Bernstein, M.D......................................               63,628(2)                *
Mark Fletcher..............................................              250,000(3)                *
Anna E. Gluskin............................................            1,603,794(4)                5.7%
Peter Levitch..............................................              189,483(5)                *
Pankaj Modi, Ph.D..........................................            1,700,200(6)                6.1%
Rose C. Perri .............................................            4,650,202(7)               16.6%
J. Michael Rosen ..........................................              218,730(8)                *
Officers and directors as a group .........................            7,862,370(9)               28.4%

(ii) Other Beneficial Owners (and their addresses)

Cranshire Capital, L.P. ...................................            2,744,504(10)               9.9%
666 Dundee Road, Suite 1901
Northbrook, IL 60062

EBI, Inc. In Trust ........................................            1,441,496(11)               5.3%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260 Providencials
Turks and Caicos Islands
British West Indies

GHI, Inc. In Trust ........................................            1,907,334(12)               7.0%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260 Providencials
Turks and Caicos Islands
British West Indies

* Less than one percent.

(1) Includes 70,000 options granted on March 19, 2003 and 70,000 options granted on October 30, 2003 all under the Generex Biotechnology Corporation 2001 Stock Option Plan (the "2001 Plan").

(2) Includes shares issuable upon exercise of 50,000 options granted in November 2002, 5,159 options granted on December 31, 2001 and 5,000 options granted on January 3, 2000, all under the 2001 Plan and pursuant to Dr. Bernstein's Employment Agreement with Generex and his prior consulting agreement.

(3) Includes 250,000 shares issuable upon the exercise of an option granted under the 2001 Plan.

(4) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 100,000 shares issuable upon the exercise of an option granted under Generex's 1998 Stock Option Plan (the "1998 Plan"), 200,000 shares issuable upon the exercise of an option granted under Generex's 2000 Stock Option Plan (the "2000 Plan"), and 350,000 shares issuable upon exercise of an option granted under the 2001 Plan.

(5) Includes 140,000 shares issuable upon the exercise of options granted under the 2001 Plan.

(6) Includes 150,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Also includes 300,000 shares issuable upon the exercise of options granted under the 2001 Plan. Dr. Modi also owns all the outstanding shares of Generex's Special Voting Rights Preferred Stock. This stock is not convertible into Common Stock.

(7) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Rose Perri, 100,000 shares issuable upon the exercise of an option granted under the 1998 Plan, 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan, and 300,000 shares issuable upon exercise of an option under the 2001 Plan. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Rose Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for 200,000 shares which survived Mr. Perri's death. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Rose Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Rose Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(8) Includes 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan, and 120,000 shares issuable upon exercise of options granted under the 2001 Plan. Also includes 7,943 shares owned by a company of which Mr. Rosen is an officer and indirect 25% owner; Mr. Rosen may be deemed to beneficially own these shares because he shares voting power and investment power with respect to such shares.

(9) Includes 2,450,159 shares issuable upon the exercise of options. Includes 1,441,496 shares owned of record by EBI, Inc. but beneficially owned or deemed to be beneficially owned by Ms. Rose Perri. Includes 1,907,334 shares owned of record by GHI, Inc. but beneficially owned by Ms. Gluskin or Ms. Rose Perri.

(10) Includes 1,310,840 outstanding shares and 1,425,664 shares issuable upon exercise of warrants. Warrants which would otherwise be exercisable for 927,535 shares, however, contain a provision stating that they are not exercisable to the extent exercise would result in the holder's beneficially owning more than 9.9% of Generex's outstanding common stock.

(11) All these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Rose Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(12) Ms. Gluskin and Ms. Rose Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares.

Item 13.  Certain Relationships and Related Transactions.

Generex acquired Generex Pharmaceuticals, Inc. in October 1997. Prior to Generex's acquisition of Generex Pharmaceuticals, Generex was a private Canadian corporation majority-owned and controlled by Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin. Unless otherwise indicated, the transactions described below occurred prior to the acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. Generex presently has a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in Generex.

Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mr. Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing Generex's oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 (CAD) was repaid by EBI. There were no repayments made in the years ended July 31, 2003, 2002 and 2001. The balance due from EBI at July 31, 2003, was $508,165 (CAD) (approximately $362,779 (US) based on the exchange rate then in effect). These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve certain of the real estate and buildings owned by Generex Pharmaceuticals.

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

Item 14.  Principal Accountant Fees and Services.


Fees Paid to Generex's Independent Public Accountants

         The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2002 and July 31, 2003 to its independent auditors:

                                                 July 31, 2002          July 31, 2003
                                                 -------------          -------------
Audit Fees...................................    $ 102,929(1)            $ 74,925(4)
Audit-Related Fees...........................    $       0(2)            $ 50,932(5)
All Other Fees    ...........................    $       0(3)            $      0(6)

(1) Includes the aggregate fees billed for professional services rendered by Deloitte & Touche for the audit of Generex's annual financial statements for the fiscal year ended July 31, 2002 and the reviews of financial statements included in Generex's Quarterly Reports on Form 10-Q for the 2002 fiscal year. This amount is shown in U.S. Dollars and was converted from Canadian dollars to U.S. dollars based on the exchange rate on January 15, 2003.

(2) No amounts were billed by Deloitte & Touche in fiscal 2002 for related services.

(3) No amounts were billed by Deloitte & Touche in fiscal 2002 for any other services.

(4) Represents charges of BDO Dunwoody, Generex's auditor for fiscal year ended July 31, 2003.

(5) Represents amounts billed by Deloitte & Touche for review of financial statements contained in Generex's Quarterly Reports on Form 10-Q prior to their dismissal on July 1, 2003, and review of registration statements incorporating by reference their reports.

(6) Neither Deloitte & Touche nor BDO Dunwoody billed amounts for any other services.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Exhibits

Exhibit No.                Description
----------                 -----------
14                         Code of Ethics for all Executive Officers and Directors of
                           Generex Biotechnology Corporation*

21                         Subsidiaries of Generex Biotechnology Corporation*

31.1.2                     Certification of Chief Executive Officer pursuant to Section 302 of the
                           Sarbanes-Oxley  Act of  2002.*

31.2.2                     Certification of Chief Financial Officer pursuant to Section 302 of the
                           Sarbanes-Oxley  Act of  2002.*

32                         Certifications of Chief Executive Officer and Chief Financial Officer
                           pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

-------------------------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of November, 2003.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin
     --------------------------
     Anna E. Gluskin, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                Capacity in Which Signed                            Date
----                                -------------------------                           ----

/s/                                 President and Chief Executive                       November 28, 2003
--------------------                Officer
Anna E. Gluskin

/s/                                 Secretary, Treasurer and Chief                      November 28, 2003
--------------------                Operating Officer
Rose C. Perri

/s/                                 Vice President, Research and                        November 28, 2003
--------------------                Development
Pankaj Modi

/s/                                 Director                                            November 28, 2003
--------------------
Gerald Bernstein

/s/                                 Executive Vice President and                        November 28, 2003
--------------------                General Counsel
Mark Fletcher

/s/                                 Director                                            November 28, 2003
--------------------
J.  Michael Rosen

/s/                                 Director                                            November 28, 2003
--------------------
Peter Levitch

/s/                                 Director                                            November 28, 2003
--------------------
John P. Barratt

/s/                                 Controller                                          November 28, 2003
--------------------
Slava Jarnitskii