Form 10-Q
period 2003-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2003-12-15
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 For the quarterly period ended October 31, 2003

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

                        Internet Website: www.generex.com
                                          ---------------

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

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 27,682,682 as of October 31, 2003.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

         Consolidated Balance Sheets --
         October 31, 2003 and July 31, 2003 ....................................

         Consolidated Statements of Operations -- for the three month periods ended October 31, 2003 and 2002, and cumulative from
         November 2, 1995 to October 31, 2003...................................

         Consolidated Statements of Cash Flows -- For the three month periods ended October 31, 2003 and 2002, and cumulative from
         November 2, 1995 to October 31, 2003...................................

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

Item 4.  Controls and Procedures................................................

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings......................................................

Item 2.  Changes in Securities and Use of Proceeds..............................

Item 3. Defaults Upon Senior Securities.........................................

Item 4. Submission of Matters to a Vote of Security Holders.....................

Item 5.  Other Information......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

Signatures......................................................................

Item 1. Consolidated Financial Statements


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                                                 October 31,          July 31,
                                                                                    2003                2003
                                                                               --------------      --------------
      ASSETS
Current Assets:
   Cash and cash equivalents                                                   $   6,389,055       $  12,356,578
   Restricted cash                                                                   202,775             188,967
   Short-term investments                                                          5,420,570           2,362,071
   Other current assets                                                              251,010             319,293
                                                                               --------------      --------------
      Total Current Assets                                                        12,263,410          15,226,909

Property and Equipment, Net                                                        4,400,802           4,218,832
Assets Held for Investment, Net                                                    2,015,125           1,906,312
Patents, Net                                                                       5,785,679             898,876
Deposits                                                                                  --              25,000
Due From Related Party                                                               386,358             362,779
                                                                               --------------      --------------

      TOTAL ASSETS                                                             $  24,851,374       $  22,638,708
                                                                               ==============      ==============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                       $   1,006,016       $   1,386,214
   Current maturities of long-term debt                                              454,842             426,767
                                                                               --------------      --------------
      Total Current Liabilities                                                    1,460,858           1,812,981

Long-Term Debt, Less Current Maturities                                            1,545,362           1,468,708

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized
   1,000,000 shares, 1,060 shares issued and outstanding
   at October 31, 2003 and July 31, 2003                                          13,500,054          13,500,054

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value;
    authorized, issued and outstanding 1,000 shares at
    October 31, 2003 and July 31, 2003                                                     1                   1
   Common stock, $.001 par value; authorized 50,000,000 shares, issued 28,424,898 and 26,017,524 shares at October 31, 2003 and July 31, 2003, and outstanding 27,682,682 and 25,275,308
    shares at October 31, 2003 and July 31, 2003, respectively                        28,425              26,017
   Common stock to be issued, 1,000,000 shares at $1.67                            1,670,000                  --
   Treasury stock, at cost; 742,216 shares at October 31, 2003
    and July 31, 2003                                                             (1,610,026)         (1,610,026)
   Additional paid-in capital                                                     89,240,571          85,065,980
   Notes receivable - common stock                                                  (366,216)           (359,998)
   Deficit accumulated during the development stage                              (80,966,057)        (77,353,787)
   Accumulated other comprehensive income                                            348,402              88,778
                                                                               --------------      --------------
      Total Stockholders' Equity                                                   8,345,100           5,856,965
                                                                               --------------      --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $  24,851,374       $  22,638,708
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                              Cumulative From
                                                           For the Three Months Ended         November 2, 1995
                                                                   October 31,              (Date of Inception)
                                                        --------------------------------       to October 31,
                                                            2003                2002                2003
                                                        -----------         ------------    -------------------

Revenues                                                $    68,061         $        --        $   1,068,061

Operating Expenses:
   Research and development                               1,028,529           1,000,476           39,673,259
   Research and development - related party                      --                  --              220,218
   General and administrative                             2,830,316           1,804,895           46,412,087
   General and administrative - related party                    --                  --              314,328
                                                        -----------         -----------        -------------
      Total Operating Expenses                            3,858,845           2,805,371           86,619,892
                                                        -----------         -----------        -------------

Operating Loss                                           (3,790,784)         (2,805,371)         (85,551,831)

Other Income (Expense):
   Miscellaneous income (expense)                            (3,698)             25,527              125,243
   Income from Rental Operations, net                         4,081              21,385               24,871
   Interest income                                          196,317             104,745            3,318,665
   Interest expense                                         (18,186)            (15,573)            (436,136)
                                                        -----------         -----------        -------------

Net Loss Before Undernoted                               (3,612,270)         (2,669,287)         (82,519,188)

Minority Interest Share of Loss                                  --                 625            3,038,185
                                                        -----------         -----------        -------------

Net Loss                                                 (3,612,270)         (2,668,662)         (79,481,003)

Preferred Stock Dividend                                         --                  --            1,485,054
                                                        -----------         -----------        -------------

Net Loss Available to Common Shareholders               $(3,612,270)        $(2,668,662)       $ (80,966,057)
                                                        ===========         ===========        =============

Basic and Diluted Net Loss Per Common Share             $      (.13)        $      (.13)
                                                        ===========         ===========


Weighted Average Number of Shares of Common
Stock Outstanding                                        27,900,591          20,278,083
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                                  Cumulative From
                                                                                 For the Three Months Ended       November 2, 1995
                                                                                          October 31,           (Date of Inception)
                                                                                -----------------------------      to October 31,
                                                                                     2003           2002                2003
                                                                                -------------- --------------   --------------------
Cash Flows From Operating Activities:
   Net loss                                                                      $ (3,612,270)  $ (2,668,662)       $ (79,481,003)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                                     234,458        135,493            1,697,118
    Minority interest share of loss                                                        --           (625)          (3,038,185)
    Reduction of notes receivable - common stock in exchange
     for services rendered                                                                 --             --              423,882
    Write-off of deferred offering costs                                                   --             --            3,406,196
    Write-off of abandoned patents                                                         --          9,134                9,134
    Common stock issued for services rendered                                         918,000             --            3,212,839
    Stock options and warrants issued for services rendered                            27,000             --            6,134,685
    Preferred stock issued for services rendered                                           --             --                  100
    Founders' shares transferred for services rendered                                     --             --              353,506
    Changes in operating assets and liabilities (excluding the effects of acquisition):
     Miscellaneous receivables                                                             --         12,504               43,812
     Other current assets                                                              82,520         82,972             (222,582)
     Accounts payable and accrued expenses                                           (517,524)    (1,048,753)           1,680,672
     Other, net                                                                            --             --              110,317
                                                                                 ------------   ------------        -------------
       Net Cash Used in Operating Activities                                       (2,867,816)    (3,477,937)         (65,669,509)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                                (120,742)      (200,073)          (3,703,340)
   Costs incurred for patents                                                         (78,303)       (30,200)          (1,094,510)
   Change in restricted cash                                                           (1,476)      (165,440)            (184,559)
   Proceeds from maturity of short term investments                                   141,846     10,561,195          119,828,038
   Purchases of short-term investments                                             (3,200,345)    (4,412,834)        (125,248,608)
   Cash received in conjunction with merger                                            82,232             --               82,232
   Advances to Antigen Express, Inc.                                                  (32,000)            --              (32,000)
   Increase in officers' loans receivable                                                  --        (12,073)          (1,126,157)
   Change in deposits                                                                      --        100,000             (477,194)
   Change in notes receivable - common stock                                           (6,218)        (5,373)             (66,216)
   Change in due from related parties                                                      --             --           (2,255,197)
   Other, net                                                                              --             --               89,683
                                                                                 ------------   ------------        -------------
       Net Cash Provided by (Used in) Investing Activities                         (3,215,006)     5,835,202          (14,187,828)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                                --             --              993,149
   Repayment of long-term debt                                                        (17,869)       (11,266)          (1,053,220)
   Change in due to related parties                                                        --             --              154,541
   Proceeds from exercise of warrants                                                      --             --            4,552,984
   Proceeds from exercise of stock options                                            104,590             --              988,390
   Proceeds from minority interest investment                                              --            625            3,038,185
   Proceeds from issuance of preferred stock                                               --             --           12,015,000
   Purchase of treasury stock                                                              --        (62,294)            (483,869)
   Proceeds from issuance of common stock, net                                             --             --           66,128,976
   Purchase and retirement of common stock                                                 --             --             (119,066)
                                                                                 ------------   ------------        -------------
       Net Cash Provided by (Used in) Financing Activities                             86,721        (72,935)          86,215,070

Effect of Exchange Rates on Cash                                                       28,578          1,470               31,322
                                                                                 ------------   ------------        -------------

Net Increase (Decrease) in Cash and Cash Equivalents                               (5,967,523)     2,285,800            6,389,055

Cash and Cash Equivalents, Beginning of Period                                     12,356,578      8,131,463                   --
                                                                                 ------------   ------------        -------------

Cash and Cash Equivalents, End of Period                                         $  6,389,055   $ 10,417,263        $   6,389,055
                                                                                 ============   ============        =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       1.  Summary of Significant Accounting Policies
           Basis of Presentation
           The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K. The results for the three months may not be indicative of the results for the entire year.

           Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2004. In the Company's opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

           Revenue Recognition
           The Company, through its wholly owned subsidiary, Antigen Express, Inc., receives federal grant monies to reimburse expenditures related to certain research projects. These revenues are recognized when the expense is incurred and the money is received.

       2.  Effects of Recent Accounting Pronouncements
           In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation, and requires disclosure about those effects in both annual and interim financial statements. SFAS No. 148 is effective for fiscal years ended after December 15, 2002. The adoption of SFAS No. 148 did not have a significant impact on the Company's consolidated financial position or results of operations.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       2.  Effects of Recent Accounting Pronouncements (continued)

                                                                           Three Months Ended
                                                                               October 31,
                                                                        2003             2002
                                                                   ---------------  ----------------
                Net Loss Available to Common
                  Stockholders, as Reported                        $    (3,612,270) $     (2,668,662)

                Deduct:  Total Stock-Based Employee
                  Compensation Income Determined
                  Under Fair Value Based Method,
                  Net of Related Tax Effect                                175,500            20,600
                                                                   ---------------  ----------------

                Pro Forma Net Loss Available
                  to Common Stockholders                           $    (3,787,770) $     (2,689,262)
                                                                   ===============  ================
              Loss Per Share:
                  Basic and diluted, as reported                           $ (0.13)         $  (0.13)
                                                                           =======          ========
                  Basic and diluted, pro forma                             $ (0.14)         $  (0.13)
                                                                           =======          ========

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

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       3.  Effects of Recent Accounting Pronouncements (continued)
           In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Series A Preferred Stock is a conditional share equity obligation until the redemption date, therefore it does not meet the definition of a liability under SFAS No. 150 and its classification on the balance sheet is not changed. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

       3.  Comprehensive Income/(Loss)
           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2003 and 2002, was $3,352,646 and $2,648,947, respectively.

       4.  Accounts Payable and Accrued Expenses
           Accounts payable and accrued expenses consist of the following:

                                            October 31,          July 31,
                                               2003                2003
                                            -----------        -----------

           Accounts Payable                 $   776,971        $ 1,094,129
           Accrued Legal Fees                   229,045            292,085
                                            -----------        -----------
                 Total                      $ 1,006,016        $ 1,386,214
                                            ===========        ===========

       5.  Acquisitions
           On August 8, 2003, the Company acquired all of the outstanding capital stock of Antigen Express, Inc. ("Antigen") pursuant to an Agreement and Plan of Merger ("Merger Agreement") and Antigen became a wholly-owned subsidiary of the Company.

           Antigen's facilities and headquarters are located in Worcester, Massachusetts. Antigen is engaged in research and development efforts focused on the development of immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

           The acquisition of Antigen brings two additional platform technologies to the Company. The immunomedicines based on these technologies allow for specific modulation of the immune system to allow for activation and re-activation against cancer and infectious agents and de-activation in the case of allergy and autoimmune disease. The delivery technologies currently possessed by the Company, when used with Antigen's active immunotherapies may provide for breakthrough therapeutics.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       5.  Acquisitions (continued)
           The Merger Agreement also calls for the Company to fund an aggregate amount of not less than $2,000,000 ratably over the two year period following the effective date of the agreement. The advances will be debt, equity or a combination thereof in the sole discretion of the Company.

           In conjunction with this acquisition, the Company recorded approximately $4,878,012 of intangible assets, consisting of granted patents and pending patent applications, which are being amortized on a straight-line basis over their useful life. The following table summarizes the preliminary fair value of the assets acquired and liabilities assumed in the acquisition:


                   Current assets                       $    100,558
                   Property and equipment                     10,026
                   Patents                                 4,878,012
                                                        ------------

                   Total assets acquired                $  4,988,596

                   Current liabilities                       191,187
                                                        ------------
                   Net assets acquired                  $  4,797,409
                                                        ============

           The results of operations of Antigen have been included in the consolidated financial statements since the date of acquisition.

           The following unaudited pro forma financial information assumes that the acquisition consummated in 2003 had occurred as of the beginning of each period:

                                                                  For the Three Months Ended
                                                                           October 31,
                                                                   2003               2002
                                                                -----------        -----------

              Total Revenues                                    $    68,061        $    97,821
              Net Loss Available to Common Stockholders         $ 3,612,270        $ 2,747,687


              Basic and Diluted Net Loss Per Common
                  Share                                         $      (.13)       $      (.12)

       6.  Intangible Assets
           The components of the Company's identifiable intangible assets are as follows:

                                                                   October 31,         July 31,
                                                                      2003               2003
                                                                ---------------    ----------------

           Patents                                              $     5,995,529    $      1,020,805
           Less: Accumulated Amortization                               209,850             121,929
                                                                ---------------    ----------------

           Patents, Net                                         $     5,785,679    $        898,876
                                                                ===============    ================

           Average Useful Life Remaining                          14 1/2  years       14 1/2  years

           Amortization expense amounted to $84,459 and $13,065 for the three months ended October 31, 2003 and 2002, respectively. Amortization expense is expected to be approximately $400,000 per year for the years ended July 31, 2004, 2005, 2006, 2007 and 2008.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       7.  Pending Litigation
           On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company's common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17 percent of Generex Pharmaceuticals' common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals' common stock applies to the Company's common stock since outstanding shares of Generex Pharmaceuticals' common stock were converted into shares of the Company's common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

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


       7.  Pending Litigation (continued)

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       7.  Pending Litigation (continued)
           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. Generex Pharmaceuticals, Inc., has sought leave to appeal the Courts of Appeal's decision to the Supreme Court of Canada. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which is not material to the financial position, operations and cash flows of the Company.

           In July 2002 an individual and his related corporation commenced actions against certain defendants, including the Company and certain officers of the Company, in the Ontario Superior Court of Justice, claiming compensatory damages, punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. Most of the requested relief relates to restrictions on the use of patents and information allegedly owned by the plaintiffs, and an accounting for the use of such items. In October 2003, the parties signed Minutes of Settlement resolving all outstanding issues in the action. The settlement is presently in the process of being finalized and the Company believes that the resolution will not have a material adverse effect on the Company's financial position, operations or cash flows.

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

       8.  Employment Agreements
           On August 6, 2003, in conjunction with the Antigen acquisition, (see
           Note 5) the Company entered into at will employment agreements with five Antigen employees requiring the Company to pay an annual aggregate salary of $621,500 to the five employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       9.  Net Loss Per Share
           Basic EPS and Diluted EPS for the three months ended October 31, 2003 and 2002 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 12,342,694 incremental shares, have been excluded from the computation of Diluted EPS as they are antidilutive.

       10.  Supplemental Disclosure of Cash Flow Information

                                                                                                For the Three Months Ended
                                                                                                        October 31,
                                                                                          --------------------------------------
                                                                                                2003                  2002
                                                                                          --------------------------------------
           Cash paid during the period for:
              Interest                                                                    $        53,546       $         32,870
              Income taxes                                                                $            --       $             --

           Disclosure of non-cash investing and financing activities:

           Acquisition of Antigen Express, Inc through the issuance
              Of common stock and the assumption of stock options                         $     4,797,409       $             --
           Settlement of officer loans receivable in exchange for
              shares of common stock held in treasury                                     $            --       $      1,114,084
           Assumption of long-term debt in conjunction with building
              purchase                                                                    $            --       $      1,080,486
           Utilization of deposit in conjunction with building purchase                   $            --       $        501,839


       11. Transactions with Related Party
           The Company's change in "Due from Related Party" for the three months ended October 31, 2003 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2003.

       12. Stockholders' Equity
           On August 8, 2003, the Company, in conjunction with the Antigen acquisition (see Note 5), issued 1,779,974 shares of common stock in exchange for outstanding shares of Antigen. Pursuant to the terms of the Merger Agreement, the Company will issue an additional 1,000,000 shares of common stock on January 31, 2004. The 2,779,974 shares were valued at $1.67 per share, based on the average market price for five days before and five days after the measurement date, resulting in an aggregate value of $4,642,557 which was assigned to the purchase price of Antigen. In addition, all outstanding options to purchase shares of common stock of Antigen became fully vested and exercisable for shares of the Company under the terms of the agreement. The options were valued at $154,852 under the Black Scholes pricing model and also included in the purchase price. The total purchase price of $4,797,409 was assigned to the assets acquired, including $4,878,012 of intangible assets, and liabilities assumed.

           During the three months ended October 31, 2003, 139,900 stock options were exercised with exercise prices ranging from $0.30 to $2.10 per share, resulting in proceeds of $104,590.

           In October 2003, the Company issued 487,500 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $918,000.

           In October 2003, the Company issued 20,000 warrants in exchange for services rendered, which resulted in a charge to general and administrative expense of $27,000. The warrants have an exercise price of $2.50 each for the purchase of one share of the Company's common stock.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       13. Subsequent Events
           The following events occurred subsequent to October 31, 2003:

           On November 4, 2003, the Company granted a total of 1,046,000 options to purchase shares of common stock with an exercise price of $1.71. All of the options, except for 115,000, were issued to employees and qualified as incentive stock options; accordingly, no charge to operations was incurred. Options issued to other than employees, did not qualify as incentive stock options and, therefore, the Company recorded a charge to operations of $151,800.

           On November 5, 2003, the Company entered into an agreement ("Termination Agreement") with Eli Lilly and Company to terminate the September 2000 Development and License Agreement, effective June 2, 2003. At the same time, the parties entered into a Bulk Supply Agreement for the sale of human insulin crystals by Lilly to the Company over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

           On November 19, 2003, the Company terminated its employment agreement with an employee of its wholly-owned subsidiary, Antigen Express, Inc. In accordance with the terms of the agreement, the terminated employee will receive severance salary in the amount of $175,000, payable in twelve monthly installments of $14,583 each, less withholdings mandated by applicable law. In addition, the terminated employee's benefits package will remain in effect for a period of one year from the date of termination.

           On November 25, 2003, the Company cancelled all of the shares held in Treasury Stock. This cancellation resulted in a decrease of $1,610,026 in Additional Paid In Capital, the amount previously reported as Treasury Stock.

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

   o the inherent uncertainties of product development based on a new and as yet not fully proven drug delivery technology;
   o the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations when tested clinically;
   o the inherent uncertainties associated with identification and initial development of product candidates;
   o the inherent uncertainties associated with clinical trials of product candidates; and
   o the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates.

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

In August, 2003, we acquired Antigen Express, Inc. ("Antigen"). Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. For details about this acquisition, see "Business History" and "Developments in Fiscal Quarter ended October 31, 2003."

Business History. We are primarily engaged in the development of proprietary drug delivery technology. Our principal business focus has been to develop a technology for buccal delivery (absorption through the inner cheek walls) of large molecule drugs, i.e., drugs composed of molecules with molecular weights above a specified level. Large molecule drugs historically have been administered only by injection because their size inhibits or precludes absorption if administered by oral, transdermal, transnasal or other means.

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 750 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We have conducted several clinical trials with insulin supplied by Lilly under our agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. We will retain all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we will have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to the Company over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture is being conducted. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

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

Our new subsidiary Antigen is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. The immunomedicine products are in the pre-clinical stage of development, and trials in human patients are not expected for at least 12 months. Development efforts are underway in melanoma, breast cancer, prostate cancer, HIV and Type I diabetes. We are establishing collaborations with academic centers to advance the technology, with the ultimate goal of conducting clinical testing.

We do not expect to receive any revenues from product sales in the current fiscal year. We do expect to receive some revenue from research grants for Antigen's immunomedicine products. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through prior equity financing.

Disclosure Regarding Research and Development Projects

Our major research and development projects are the refinement of our basic buccal delivery technology, our buccal insulin project and our buccal morphine product.

Both our insulin product and our morphine product are in clinical trials. In Canada, we have recently begun Phase II-B trials for insulin. In order to obtain FDA and Canadian HPB approval for any of our product candidates, we will be required to complete "Phase III" trials which involve testing our product with a large number of patients over a significant period of time. The conduct of Phase III trials will require significantly greater funds than we either have on hand or have experience in raising in any year or two years' time. We will therefore need to receive funding from a corporate collaborator, or engage in fundraising on a scale with which we have no experience.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine.

Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant potion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all our potential products. In the fiscal quarter ended October 31, 2003, approximately 67% of our $1,207,320 in research expenses was attributable to insulin and platform technology development, and approximately 2% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the fiscal quarter ended October 31, 2002, approximately 78% of our $1,000,476 of research and development was expended for insulin and platform technology, and approximately 22% for morphine and fentanyl.

Approximately 31%, or $371,841 of our research and development expenses for the fiscal quarter ended October 31, 2003 were related to Antigen's immunomedicine products. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal Quarter ended October 31, 2003
-----------------------------------------------------

In August 2003, we acquired all of the outstanding capital stock of Antigen pursuant to an Agreement and Plan of Merger (the "Merger Agreement") between us, Antigen and AGEXP Acquisition, Inc. ("AGEXP"), our wholly owned subsidiary that was formed for purposes of the transaction. Pursuant to the Merger Agreement:

   o  AGEXP merged with and into Antigen (the "Merger");
   o  Antigen became our wholly owned subsidiary; and
   o all of the former shareholders of Antigen were entitled to receive shares of our common stock in exchange for their shares of Antigen capital stock.

Antigen has facilities and its headquarters located at Worcester, Massachusetts. Antigen is engaged in research and development to develop immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Antigen's potential products are based on two platform technologies (Ii-Key hybrid peptides and Ii-Suppression) discovered by an officer of Antigen.

The Merger Agreement provided for each holder of Antigen common stock and each holder of each of the four outstanding series of Antigen preferred stock to receive shares of our common stock for each share of Antigen common stock or preferred stock held by such holder. The Merger Agreement established exchange rates for the conversion of Antigen common and the various series of preferred stock into our common stock. We have issued an aggregate of approximately 1,779,974 shares of our common stock to the former Antigen stockholders in connection with the Merger, and are obligated to issue an additional 1,000,000 shares on January 31, 2003. In addition, pursuant to the Merger Agreement, we assumed Antigen common stock purchase options. These options have been exercised for a total of 105,000 shares of our common stock at an average exercise price of $0.40 per share. The remainder of the option shares expired November 6, 2003.

The shares of our common stock issued in connection with the Merger are restricted securities. However, they are registered for resale pursuant to a registration statement on Form S-3 that became effective in November 2003

More information regarding the accounting for this transaction is contained in
Note 12 to our consolidated financial statements contained in this report.

We have committed to funding at least $2,000,000 for Antigen's research and development projects in the next two years.

Results of Operations - Three months ended October 31, 2003 and 2002
--------------------------------------------------------------------

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000 and $68,061 in research grants and consulting revenue earned by Antigen in the fiscal quarter ended October 31, 2003.

Our net loss for the quarter ended October 31, 2003 was $3,612,270 versus $2,668,662 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a moderate increase in research and development expenses of $28,053 and an increase in general and administrative expenses of $1,025,421.

The increase in general and administrative expenses in the quarter ended October 31, 2003, compared to the quarter ended October 31, 2002, was the result of additional non-cash expenses incurred this year in connection with the issuance of common stock to consultants and an increase in expenses for accounting, legal and financial services. The increase in general and administrative expenses was lessened by a reduction in consulting services and a small reduction in advertising and travel expenses.

The moderate increase in research and development expenses in the three-month period ending October 31, 2003 compared to the corresponding period of the prior fiscal year reflects the additional research and development activities by Antigen in the three-month period ending October 31, 2003.

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

At October 31, 2003, we had cash and short-term investments (primarily notes of United States corporations) of approximately $11.8 million. At July 31, 2003, our cash and short term investments were approximately $14.7 million. The decrease was attributable to the use of cash for ongoing operations. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended October 31, 2003 and 2002 we paid the management company approximately $9,057 and $9,064, respectively, in management fees.

New Accounting Pronouncements

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

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The changes are intended to improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Additionally, those changes are expected to result in more consistent reporting of contracts as either derivatives or hybrid instruments. SFAS No. 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003, and for provisions that relate to SFAS No. 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. It is to be implemented by reporting a cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. Restatement is not permitted. The Series A Preferred Stock is a conditional share equity obligation until the redemption date, therefore it does not meet the definition of a liability under SFAS No. 150 and its classification on the balance sheet is not changed. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

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

As of October 31, 2003, we have fixed rate debt totaling $2,000,204, of which $841,395, $585,690 and $573,119 bears interest at a fixed rate of 5.8%, 9.7% and
10%, respectively. These debt instruments mature from July 2004 through October 2005. As our fixed rate debt mature, we will likely refinance such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.


Item 4.  Controls and Procedures.

Evaluation of disclosure controls and procedures.

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls.

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d) - 15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

Hope Manufacturing, Inc. and Steven Wood. In October 2003, the parties signed Minutes of Settlement resolving all outstanding issues in this previously reported Ontario Superior Court action. The Settlement requires the payment of a non-material sum of money by the Company. The settlement is presently in the process of being finalized.

There were no other legal proceedings which first became reportable or in which there were material developments during the fiscal quarter ended October 31, 2003.

For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2003, which is incorporated herein by reference.

Item 2.  Changes in Securities and Use of Proceeds


The following transaction occurred during fiscal quarter ended October 31, 2003 and was previously reported in our annual report on Form 10-K for the fiscal year ended July 31, 2003.

   o On August 8, 2003, we acquired all of the outstanding capital stock of Antigen Express, Inc. pursuant to an Agreement and Plan of Merger. Pursuant to the merger agreement, Antigen became our wholly-owned subsidiary. We issued 1,779,974 shares of our common stock to the former shareholders of Antigen in exchange for the all of the outstanding shares of capital stock of Antigen. We also became obligated to issue an additional 1,000,000 shares on January 31, 2003 in connection with the Merger Agreement. No commissions or similar fees were paid in connection with this transaction. We relied on Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated thereunder in issuing these shares without registration under the Securities Act of 1933.
   o During the fiscal quarter ended October 31, 2003, we issued an aggregate of 487,500 shares to Jeffrey Trenk, Sound Capital Incorporated, Global Advisory Services, LLC and CEOcast Inc. for consulting services. For financial reporting purposes, we recognized an expense of $918,000 in connection with issuance of these shares for services, approximately equal to the fair market value of the shares when issued. As transactions were not eligible for S-8 registration, we relied on Section 4(2) of the Securities Act in connection with the issuance of these shares. The shares are restricted, and each of the consultants, being primarily engaged in the financial industry, had access to the information which would have been presented in a registration statement and sufficient sophistication so as to not require the protections afforded by registration under the Securities Act. 150,000 of these shares have been registered for resale on form S-3.


Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

A Special Meeting of Stockholders of Generex Biotechnology Corporation was held on November 4, 2003, subsequent to the end of the fiscal quarter but prior to the filing of this report. At the meeting, 18,762,201 shares of our common stock were represented and entitled to vote. Generex stockholders approved all proposals presented at the meeting. The proposals were:

   o To approve an amendment to Generex's Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 150,000,000.

   o To authorize the Board of Directors, in the three-month period commencing with the date of the meeting, to issue, without prior stockholder approval, in connection with capital raising transactions, and/or acquisitions of assets, businesses or companies, up to 10,000,000 shares of common stock, including options, warrants, securities or other rights convertible into common stock, in the aggregate, in excess of the number of shares that NASDAQ's Rules 4350(i)(1)(C) and (D) permit the Company to issue in such transactions without prior stockholder approval. The issuance of such 10,000,000 shares to be upon such terms as the Board of Directors shall deem to be in the best interests of the Company, for a price of not less than 70% of the market price at the time of such issuance and for an aggregate consideration not to exceed $50,000,000.

   o To approve an amendment to the Generex Biotechnology Corporation 2001 Stock Option Plan ("2001 Plan") increasing the number of shares which may be issued upon exercise of options under the 2001 Plan from 4,000,000 to 8,000,000

      The results of the votes were as follows:

                                                                                                           Broker
                                                     Votes For          Votes Against      Abstentions     Non-Votes
                                                     ---------          -------------      -----------     ---------

Proposal to Amend Restated
Certificate of Incorporation                         18,037,805               669,567      54,829          0
----------------------------


Proposal to Authorize Issuance of
Shares at below Market Prices                         7,299,461               861,854      33,622          10,567,264
-----------------------------

Proposal to Approve Amendment
to the 2001 Stock Option Plan                         7,414,142               674,303      90,692          10,583,064


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

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was approximately $82,500,000 at October 31, 2003. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

On June 5, 2003, our common stock was delisted from the NASDAQ National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on the NASDAQ SmallCap Market. The NASDAQ SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of October 31, 2003, our stockholders' equity was $8,345,100.

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

3.1 Amendment to Certificate of Incorporation increasing authorized common stock.*

4.1      Amended Biotechnology Corporation 2001 Stock Option Plan.*

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*


-------------------------------
* Filed herewith. All other exhibits are incorporated by reference, as described.

(b) Reports on Form 8-K.

The following Reports on Form 8-K were filed in the quarter ended October, 2003:

   o On August 15, 2003, the Company filed a Current Report on Form 8-K announcing the acquisition of Antigen Express, Inc. under Item 2 of Form 8-K - "Acquisition of Assets". An exhibit relating the acquisition was filed under ITEM 7.

   o September 9, 2003, the Company filed an Current Report on Form 8-K originally filed on January 16, 2002. The amendment contains revised versions of Exhibits filed under Item 7 reflecting the SEC Staff's comments on the Company's confidentiality request for portions of those exhibits.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

     DATE:  December 15, 2003

     GENEREX BIOTECHNOLOGY CORPORATION


     By: /s/ Rose C. Perri                           By: /s/ Anna Gluskin
     ---------------------                           --------------------
     Principal Financial Officer                     Chief Executive Officer