Form 10-Q
period 2004-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2004-03-15
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934.

                 For the quarterly period ended January 31, 2004

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

                        Internet Website: www.generex.com

                                 Not applicable
            ----------------------------------------------------------
               (Former name, former address and former fiscal year
                          if changed since last report)

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

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 31,436,260 as of March 9, 2004.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

     Consolidated Balance Sheets --
     January 31, 2004 and July 31, 2003.........................................

     Consolidated Statements of Operations -- for the three and six month periods ended January 31, 2004 and 2003, and cumulative from
     November 2, 1995 to January 31, 2004.......................................

     Consolidated Statements of Cash Flows -- For the six month periods ended January 31, 2004 and 2003, and cumulative from
     November 2, 1995 to January 31, 2004.......................................

     Notes to Consolidated Financial Statements.................................

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

Item 4. Submission of Matters to a Vote of Security Holders.....................

Item 5.  Other Information......................................................

Item 6.  Exhibits and Reports on Form 8-K.......................................

Signatures......................................................................

Item 1. Consolidated Financial Statements
The Notes to Consolidated Financial Statements are an integral part of these statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                  January 31,          July 31,
                                                                                                     2004                2003
                                                                                                  -----------          --------
     ASSETS
Current Assets:
  Cash and cash equivalents                                                                      $ 7,277,784         $12,356,578
  Restricted cash                                                                                    202,010             188,967
  Short-term investments                                                                           2,729,912           2,362,071
  Other current assets                                                                               908,987             319,293
                                                                                                 -----------         -----------
     Total Current Assets                                                                         11,118,693          15,226,909


Property and Equipment, Net                                                                        4,351,011           4,218,832
Assets Held for Investment, Net                                                                    1,978,469           1,906,312
Patents, Net                                                                                       5,803,635             898,876
Deposits                                                                                             495,000              25,000
Due From Related Party                                                                               382,191             362,779
                                                                                                 -----------         -----------
     TOTAL ASSETS                                                                                $24,128,999         $22,638,708
                                                                                                 ===========         ===========



     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                          $ 1,931,372         $ 1,386,214
  Current maturities of long-term debt                                                               450,253             426,767
                                                                                                 -----------         -----------
     Total Current Liabilities                                                                     2,381,625           1,812,981

Long-Term Debt, Less Current Maturities                                                            1,510,032           1,468,708

Commitments and Contingencies

Series A Preferred stock, $.001 par value; authorized 1,000,000 shares, stated
  at redemption value, 1,191 and 1,123 shares issued and outstanding
  at January 31, 2004 and July 31, 2003, respectively                                             14,310,057          13,500,054

Stockholders' Equity:
  Special Voting Rights Preferred stock, $.001 par value; authorized, issued
     and outstanding 1,000 shares at January 31, 2004 and July 31, 2003                                    1                   1
  Common stock, $.001 par value; authorized 150,000,000 and 50,000,000 shares at January 31, 2004 and July 31, 2003, respectively, issued
     30,677,990 and 26,017,524 shares at January 31, 2004 and July 31, 2003, respectively, and outstanding 30,677,990 and 25,275,308 shares at January 31, 2004 and
     July 31, 2003, respectively                                                                      30,679              26,017
  Treasury stock, at cost; -0- and 742,216 shares at January 31, 2004
     and July 31, 2003, respectively                                                                      --          (1,610,026)
  Additional paid-in capital                                                                      92,479,152          85,065,980
  Notes receivable - common stock                                                                   (372,434)           (359,998)
  Deficit accumulated during the development stage                                               (86,550,680)        (77,353,787)
  Accumulated other comprehensive income                                                             340,567              88,778
                                                                                                 -----------         -----------
     Total Stockholders' Equity                                                                    5,927,285           5,856,965
                                                                                                 -----------         -----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $24,128,999         $22,638,708
                                                                                                 ===========         ===========

The Notes to Consolidated Financial Statements are an itergral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                            For the Three Months Ended              For the Six Months Ended
                                                                   January 31,                            January 31,
                                                            --------------------------              ------------------------
                                                             2004                2003               2004               2003
                                                             ----                ----               ----               ----
Revenues                                                 $   117,503         $        --         $   185,564     $         --

Operating Expenses:
  Research and development                                 1,956,588           1,765,845           2,985,117        2,766,321
  Research and development - related party                        --                  --                  --               --
  General and administrative                               2,907,443           2,934,800           5,737,759        4,727,811
  General and administrative - related party                      --                  --                  --               --
                                                          ----------          ----------          ----------       ----------
     Total Operating Expenses                              4,864,031           4,700,645           8,722,876        7,494,132
                                                          ----------          ----------          ----------       ----------
Operating Loss                                            (4,746,528)         (4,700,645)         (8,537,312)      (7,494,132)


Other Income (Expense):
  Miscellaneous income (expense)                                (164)             17,828              (3,862)          43,355
  Income from Rental Operations, net                          33,052              12,082              37,133           21,583
  Interest income                                            (19,704)            115,864             176,613          220,609
  Interest expense                                           (41,276)            (20,159)            (59,462)         (35,732)
                                                          ----------          ----------          ----------       ----------
Net Loss Before Undernoted                                (4,774,620)         (4,575,030)         (8,386,890)      (7,244,317)

Minority Interest Share of Loss                                   --                  --                  --              625
                                                          ----------          ----------          ----------       ----------
Net Loss                                                  (4,774,620)         (4,575,030)         (8,386,890)      (7,243,692)

Preferred Stock Dividend                                     810,003             756,945             810,003          756,945
                                                          ----------          ----------          ----------       ----------
Net Loss Available to Common Shareholders                $(5,584,623)        $(5,331,975)        $(9,196,893)    $ (8,000,637)
                                                          ----------          ----------          ----------       ----------
Basic and Diluted Net Loss Per Common Share                   $ (.19)             $ (.27)        $      (.32)    $       (.40)
                                                          ----------          ----------          ----------       ----------
Weighted Average Number of Shares of Common
  Stock Outstanding                                       29,167,180          19,987,985          28,534,124       20,084,753
                                                          ==========          ==========          ==========       ==========

The Notes to Consolidated Financial Statements are an intergral part of these statements.

[RESTUBBED TABLE]


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          Cumulative From
                                                          November 2, 1995
                                                        (Date of Inception)
                                                          to January 31,
                                                              2004
                                                        -------------------
Revenues                                                    $  1,185,564

Operating Expenses:
  Research and development                                    41,629,847
  Research and development - related party                       220,218
  General and administrative                                  49,319,530
  General and administrative - related party                     314,328
                                                            ------------
     Total Operating Expenses                                 91,483,923
                                                            ------------
Operating Loss                                               (90,298,359)

Other Income (Expense):
  Miscellaneous income (expense)                                 125,079
  Income from Rental Operations, net                              57,923
  Interest income                                              3,298,961
  Interest expense                                              (477,412)
                                                            ------------
Net Loss Before Undernoted                                   (87,293,808)

Minority Interest Share of Loss                                3,038,185
                                                            ------------
Net Loss                                                     (84,255,623)
                                                            ------------
Preferred Stock Dividend                                       2,295,057
                                                            ------------
Net Loss Available to Common Shareholders                   $(86,550,680)
                                                            ============
Basic and Diluted Net Loss Per Common Share

Weighted Average Number of Shares of Common
  Stock Outstanding

The Notes to Consolidated Financial Statements are an intergral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                                   Cumulative From
                                                                                   For the Six Months Ended       November 2, 1995
                                                                                         January 31,             (Date of Inception)
                                                                                   ------------------------        to January 31,
                                                                                    2004           2003                2004
                                                                                    ----           ----          -----------------
Cash Flows From Operating Activities:
  Net loss                                                                      $ (8,386,890)   $ (7,243,692)       $ (84,255,623)
  Adjustments to reconcile net loss to net cash used
     in operating activities:
     Depreciation and amortization                                                   497,959         276,869            1,960,619
     Minority interest share of loss                                                      --            (625)          (3,038,185)
     Reduction of notes receivable - common stock in exchange
      for services rendered                                                               --              --              423,882
     Write-off of deferred offering costs                                                 --              --            3,406,196
     Write-off of abandoned patents                                                       --           9,134                9,134
     Common stock issued for services rendered                                       918,000          83,475            3,212,839
     Non-cash compensation expense                                                    75,390              --               75,390
     Stock options and warrants issued for services rendered                         178,433       1,159,910            6,286,118
     Preferred stock issued for services rendered                                         --              --                  100
     Founders' shares transferred for services rendered                                   --              --              353,506
     Changes in operating assets and liabilities (excluding the effects of acquisition):
      Miscellaneous receivables                                                           --          11,526               43,812
      Other current assets                                                          (578,104)         67,750           (1,378,206)
      Accounts payable and accrued expenses                                          415,774        (926,231)           2,613,970
      Other, net                                                                          --              --              110,317
                                                                                  ----------      ----------          -----------
         Net Cash Used in Operating Activities                                    (6,879,438)     (6,561,884)         (70,176,131)

Cash Flows From Investing Activities:
  Purchase of property and equipment                                                (246,419)       (267,037)          (3,829,017)
  Costs incurred for patents                                                        (200,688)        (79,016)          (1,216,895)
  Change in restricted cash                                                           (2,982)       (167,058)            (186,065)
  Proceeds from maturity of short term investments                                 4,270,942      15,095,089          123,957,134
  Purchases of short-term investments                                             (4,638,783)     (4,412,834)        (126,687,046)
  Cash received in conjunction with merger                                            82,232              --               82,232
  Advances to Antigen Express, Inc.                                                  (32,000)             --              (32,000)
  Increase in officers' loans receivable                                                  --         (12,073)          (1,126,157)
  Change in deposits                                                                (495,000)        100,000             (477,194)
  Change in notes receivable - common stock                                          (12,436)        (11,204)             (72,434)
  Change in due from related parties                                                      --              --           (2,255,197)
  Other, net                                                                              --              --               89,683
                                                                                  ----------      ----------          -----------
      Net Cash Provided by (Used in) Investing Activities                         (1,275,134)     10,245,867          (11,752,956)

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                                                --              --              993,149
  Repayment of long-term debt                                                        (37,264)        (26,333)          (1,072,615)
  Change in due to related parties                                                        --              --              154,541
  Proceeds from exercise of warrants                                                      --              --            4,552,984
  Proceeds from exercise of stock options                                            126,640              --            1,010,440
  Proceeds from minority interest investment                                              --             625            3,038,185
  Proceeds from issuance of preferred stock                                               --              --           12,015,000
  Purchase of treasury stock                                                              --         (89,058)            (483,869)
  Proceeds from issuance of common stock, net                                      2,931,988              --           69,060,964
  Purchase and retirement of common stock                                                 --              --             (119,066)
                                                                                  ----------      ----------          -----------
      Net Cash Provided by (Used in) Financing Activities                          3,021,364        (114,766)          89,149,713

Effect of Exchange Rates on Cash                                                      54,414           5,818               57,158
                                                                                  ----------      ----------          -----------

Net Increase (Decrease) in Cash and Cash Equivalents                              (5,078,794)      3,575,035            7,277,784

Cash and Cash Equivalents, Beginning of Period                                    12,356,578       8,131,463                   --
                                                                                  ----------      ----------          -----------

Cash and Cash Equivalents, End of Period                                         $ 7,277,784    $ 11,706,498        $   7,277,784
                                                                                 ===========    ============        =============

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

     Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2004, in the Company's opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

2.   Effects of Recent Accounting Pronouncements
     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities". The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in the financial statements.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


2.   Effects of Recent Accounting Pronouncements (continued)
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling interests. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.

3.   Employee Stock Plans
     The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 790,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the three and six months ended January 31, 2004, the Company recognized compensation expense of $75,390 in connection with these options.

     The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.


                                                            Three Months Ended             Six Months Ended
                                                                January 31,                   January 31,
                                                           2004           2003            2004           2003
                                                           ----           ----            ----           ----
   Net Loss Available to Common
      Stockholders, as Reported                         $(5,584,623)   $(5,331,975)    $ (9,196,893)    $(8,000,637)

    Add:  Total stock-based employee
        compensation included in reported
        net loss                                            (75,390)            --          (75,390)             --

   Deduct:  Total Stock-Based Employee
      Compensation Income Determined
        Under Fair Value Based Method,
        Net of Related Tax Effect                         1,183,720      1,949,600        1,359,220       1,970,200
                                                          ---------      ---------        ---------       ---------

   Pro Forma Net Loss Available
      to Common Stockholders                            $(6,692,953)   $(7.281.575)    $(10,480,723)    $(9,970,837)
                                                        ===========    ===========     ============     ===========

   Loss Per Share:
      Basic and diluted, as reported                    $     (0.19)   $     (0.27)    $      (0.32)    $     (0.40)
                                                        ===========    ===========     ============     ===========
      Basic and diluted, pro forma                      $     (0.23)   $     (0.36)    $      (0.37)    $     (0.50)
                                                        ===========    ===========     ============     ===========

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   Comprehensive Income/(Loss)
     Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended January 31, 2004 and 2003, was $4,782,455 and $4,495,295 and six months ended January 31, 2004 and 2003, was $8,135,101 and $7,144,242,
     respectively.

5.   Accounts Payable and Accrued Expenses
     Accounts payable and accrued expenses consist of the following:

                                                                                              January 31,         July 31,
                                                                                                 2004               2003
                                                                                             -----------        ------------

           Accounts Payable                                                                  $ 1,160,682        $  1,094,129
           Accrued Legal Fees                                                                    177,815             292,085
           Accrued Severance Payments                                                            592,875               --
                                                                                             -----------        ------------
                 Total                                                                       $ 1,931,372        $  1,386,214
                                                                                             ===========        ============


6.   Acquisitions

     On August 8, 2003, the Company acquired all of the outstanding capital stock of Antigen Express, Inc. ("Antigen") pursuant to an Agreement and Plan of Merger ("Merger Agreement") and Antigen became a wholly-owned subsidiary of the Company. (See Note 14)

     Antigen's facilities and headquarters are located in Worcester, Massachusetts. Antigen is engaged in research and development efforts focused on the development of immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

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

     In conjunction with this acquisition, the Company recorded approximately $4,878,012 of intangible assets, consisting of granted patents and pending patent applications, which are being amortized on a straight-line basis over their estimated useful lives which range from ten to twenty years. The following table summarizes the fair value of the assets acquired and liabilities assumed in the acquisition:

                           Current assets                       $        100,558
                           Property and equipment                         10,026
                           Patents                                     4,878,012
                                                                ----------------

                           Total assets acquired                $      4,988,596

                           Current liabilities                           191,187
                                                                ----------------
                           Net assets acquired                  $      4,797,409
                                                                ================

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   Acquisitions (continued)
     The results of operations of Antigen have been included in the consolidated financial statements since the date of acquisition.

     The following unaudited pro forma financial information assumes that the acquisition consummated in 2003 had occurred as of the beginning of each period:

                                                          For the Three Months Ended       For the Six Months Ended
                                                                    January 31,                    January 31,
                                                               2003          2004             2003            2004
                                                          -----------    -----------      -----------     -----------
           Total Revenues                                 $   117,503    $    93,556      $   185,564     $    97,821
           Net Loss Available to Common
              Stockholders                                $ 5,584,623    $ 5,527,701      $ 9,196,893     $ 8,275,388

           Basic and Diluted Net Loss Per
                Common Share                              $      (.19)   $      (.24)     $      (.32)    $      (.36)


7.   Intangible Assets
     The components of the Company's identifiable intangible assets were as follows:

                                                                                           January 31,      July 31,
                                                                                              2003            2004
                                                                                          -------------   -----------
           Patents                                                                        $ 6,114,661     $ 1,020,805
           Less: Accumulated Amortization                                                     311,026         121,929
                                                                                          -----------     -----------

           Patents, Net                                                                   $ 5,803,635     $   898,876
                                                                                          ===========     ===========

           Weighted Average Life                                                           16.4 years        17 years


     Amortization expense amounted to $186,520 and $26,496 for the six months ended January 31, 2004 and 2003, respectively. Amortization expense is expected to be approximately $347,000 per year for the years ended July 31, 2004, 2005, 2006, 2007 and 2008.

8.   Pending Litigation
     On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company's common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17 percent of Generex Pharmaceuticals' common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals' common stock applies to the Company's common stock since outstanding shares of Generex Pharmaceuticals' common stock were converted into shares of the Company's common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

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

     On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. A new arbitration hearing has been scheduled for early June 2004.

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

     In February 1997, an individual alleging to be a former employee of the Company's predecessor, Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeals for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. The Company has sought leave to appeal the Courts of Appeal's decision to the Supreme Court of Canada. The Company intends to continue its vigorous defense of this action. The Company does not believe that the ultimate resolution of this legal proceeding will have a material effect on the consolidated financial position of the Company. The Company has established a reserve for potential loss contingencies related to the resolution of this legal proceeding, the amount of which is not material to the financial position, operations and cash flows of the Company.

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

     With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

9.   Employment Agreements
     On August 6, 2003, in conjunction with the Antigen acquisition, (see Note
     6) the Company entered into at will employment agreements with five Antigen employees requiring the Company to pay an annual aggregate salary of $621,500 to the five employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement. On November 19, 2003, the Company terminated an employment agreement with one of these individuals (see Note 13).

10.  Net Loss Per Share

     Basic EPS and Diluted EPS for the three and six months ended January 31, 2004 and 2003 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 14,024,396 and 8,741,934 incremental shares at January 31, 2004 and 2003, respectively, have been excluded from the computation of Diluted EPS as they are antidilutive.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.  Supplemental Disclosure of Cash Flow Information

                                                                                         For the Six Months Ended
                                                                                                January 31,
                                                                                      -----------------------------
                                                                                            2004           2003
                                                                                      -----------------------------
       Cash paid during the period for:
          Interest                                                                    $    53,546       $    72,095
          Income taxes                                                                $     --          $     --

       Disclosure of non-cash investing and financing activities:

       Issuance of Series A Preferred Stock as a preferred stock
          dividend                                                                    $   810,003       $   756,945
       Application of deposit to advances to Antigen Express, Inc.                    $    25,000       $     --
       Settlement of officers' loans receivable in exchange for
          shares of common stock held in treasury                                     $      --         $ 1,126,157
       Assumption of long-term debt in conjunction with building
          purchase                                                                    $      --         $ 1,080,846
       Utilization of deposit in conjunction with building purchase                   $      --         $   501,839
       Acquisition of Antigen Express, Inc through the issuance
          of common stock and the assumption of stock options                         $ 4,797,409       $     --
       Retirement of treasury stock                                                   $ 1,610,026       $     --


12.  Transactions with Related Party
     The Company's change in "Due from Related Party" for the six months ended January 31, 2004 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2003.

13.  Commitments and Contingencies
     On November 5, 2003, the Company entered into an agreement with Eli Lilly and Company to terminate the September 2000 Development and License Agreement, effective June 2, 2003. At the same time, the parties entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to the Company over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases. The prepayment is being expensed as purchases are made. The current and long-term portions have been determined based upon the purchase requirements as established in the agreement less amounts purchased. As of January 31, 2003 $660,000 is included in other current assets and $495,000 is included in deposits, which represents the remaining balance of the prepayment.

     On November 19, 2003, the Company terminated its employment agreement with an employee of its wholly owned subsidiary, Antigen Express, Inc. In accordance with the terms of the agreement, the terminated employee will receive severance salary in the amount of $175,000, payable in twelve monthly installments of $14,583 each, less withholdings mandated by applicable law. In addition, the terminated employee's benefits package will remain in effect for a period of one year from the date of termination. The remaining installments are included in accounts payable and accrued expenses.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


14.  Stockholders' Equity
     On August 8, 2003, the Company, in conjunction with the Antigen acquisition (see Note 6), issued 1,779,974 shares of common stock in exchange for outstanding shares of Antigen. The Company issued an additional 1,000,000 shares of common stock to the stockholders as defined in the Merger Agreement on January 31, 2004, of which 944,560 shares have been distributed to date. The 2,779,974 shares were valued at $1.67 per share, which represented the fair market value of the Company's common stock on the date the terms of the Merger Agreement were essentially agreed upon, resulting in an aggregate value of $4,642,557, which was assigned to the purchase price of Antigen. In addition, all outstanding options to purchase shares of common stock of Antigen, which totaled 112,400 shares, became fully vested and exercisable for shares of the Company's common stock under the terms of the Merger Agreement. The options were valued at $154,852 under the Black Scholes pricing model and also included in the purchase price. The total purchase price of $4,797,409 was assigned to the net assets acquired, including $4,878,012 of intangible assets, and liabilities assumed.

     During the six months ended January 31, 2004, 150,400 stock options were exercised with exercise prices ranging from $0.30 to $2.10 per share, resulting in proceeds of $126,640.

     In October 2003, the Company issued 487,500 shares of unrestricted common stock to consultants for services rendered, which resulted in charges to the statement of operations of $918,000 based on the quoted market price of the Company stock on the date of issuance.

     In October 2003, the Company issued 20,000 warrants in exchange for services rendered. The warrants were fully vested on the date of issuance and exercisable at $2.50 each for the purchase of one share of the Company's common stock. The warrants, which were valued using the Black Scholes pricing model, resulted in a charge to general and administrative expense of $27,000.

     On November 4, 2003, the Company granted a total of 1,046,000 options to purchase shares of its common stock with an exercise price of $1.71, which equaled the market price of the Company common stock on the date of issuance. All of the options, except for 115,000, were issued to employees; accordingly no charge to operations was incurred as the Company follows APB 25 (See Note 2). Options issued to other than employees were valued using the Black Scholes pricing model and resulted in a charge to operations of $151,433.

     On November 25, 2003, the Company cancelled all 742,216 shares held in Treasury Stock. The Company originally purchased these shares for $1,610,026.

     In January 2004 the Company completed a series of private placements, raising $3,000,000 net of issuance costs of $68,012, through the issuance of 1,984,808 shares of common stock. In conjunction with the placements, the Company issued 496,202 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.86 to $2.20 per share. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor.

     On January 15, 2004, the Company paid a six percent (6%) stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred stock, and resulted in a charge to accumulated shares of deficit of $810,003, which was based upon the aggregagte original issue price of the shares of preferred stock.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


15.  Subsequent Events
     The following events occurred subsequent to January 31, 2004:

     In February 2004, the Company completed three additional private placements for aggregate gross proceeds of $1,264,000 through the issuance of 829,092 shares of common stock and 207,274 warrants to purchase shares of the Company's common stock. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor.

     In February 2004, the Company issued 175,000 shares of common stock to consultants for services rendered. The shares were fair valued at quoted market price at date of issuance and resulted in a charge to operations of $287,000.

     On March 9, 2004, the Company entered into a Memorandum of Agreement as a result of the termination of one of its employees whereby the Company has committed to pay approximately $432,000 ($575,000 Canadian dollars), which is included in accounts payable and accrued expenses at January 31, 2004, and issue options to purchase 450,000 shares of common stock at an exercise price of $1.47.

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Forward-Looking Statements

     We have made statements in Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Report that may be forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

     Additional factors that could affect future results are set forth in Item 5 of Part II of this Report. We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

     In January 1998, we participated in a "reverse acquisition" with Green Mt.
     P. S., Inc., a previously inactive Idaho corporation formed in 1983. As a result of this transaction, our stockholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt., we became a wholly-owned subsidiary of Green Mt., Green Mt. changed its corporate name to Generex Biotechnology Corporation ("Generex Idaho"), and we changed our corporate name to GBC Delaware, Inc. Because the reverse acquisition resulted in our stockholders becoming the majority holders of Generex Idaho, we were treated as the acquiring corporation in the transaction for accounting purposes. Thus, our historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

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

     In August, 2003, we acquired Antigen Express, Inc. ("Antigen") pursuant to the terms of an Agreement and Plan of Merger (the "Merger Agreement"). Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. For details about this acquisition, see "Business History."

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

     Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 750 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We have conducted several clinical trials with insulin supplied by Lilly under the Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. We will retain all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we will have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

     In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture is being conducted ("Generex Bermuda"). This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

     In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex Bermuda. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. While we presently own 80.1% of Generex Bermuda, the Elan affiliate has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our equity ownership of Generex Bermuda. Alternatively, the Series A Preferred Stock may be converted, under certain conditions, into shares of our common stock. Subsequent to its purchase of the Shares of Series A Preferred Stock, EIS transferred the shares to an affiliate of Elan. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock are outstanding on January 16, 2007, we are required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference (which currently equals the aggregate original purchase price of the Series A Preferred Stock), either in cash, or in shares of common stock with a fair market value equal to the redemption price. In January 2002, 2003 and 2004, pursuant to the terms of our agreement with EIS, the Elan affiliate received a 6% stock dividend of Series A Preferred Stock.

     EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose. If the joint venture achieves certain milestones, we may require EIS to purchase an additional $1,000,000 of our common stock at a 30% premium to the then prevailing fair market value of our common stock.

     Generex Bermuda was granted non-exclusive licenses to utilize our buccal delivery technology and certain Elan drug delivery technologies. Using the funds from its initial capitalization, Generex Bermuda paid a non-refundable license fee of $15,000,000 to Elan in consideration for being granted the rights to utilize the Elan drug delivery technologies.

     To date we have not received any substantial economic support from Elan in connection with the joint venture or the development of the morphine product, other than its initial capital contribution. However, we have continued to conduct research and development activities with the morphine product.

     Our new subsidiary Antigen is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. The immunomedicine products are in the pre-clinical stage of development, and trials in human patients are not expected for at least 12 months. Development efforts are underway in melanoma, breast cancer, prostate cancer, HIV, SARS vaccine and Type I diabetes. We are establishing collaborations with academic centers to advance the technology, with the ultimate goal of conducting human clinical testing.

     We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. To date, we have received a total of $185,564 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

     Disclosure Regarding Research and Development Projects

     Our major research and development projects are the refinement of our basic buccal delivery technology, our buccal insulin product and our buccal morphine product.

     Both our insulin product and our morphine product are in clinical trials. In Canada, we have recently begun Phase II-B trials for insulin. In order to obtain FDA and Canadian HPB approval for any of our product candidates, we will be required to complete "Phase III" trials which involve testing our products with a large number of patients over a significant period of time. The conduct of Phase III trials will require significantly greater funds than we either have on hand or have experience in raising in any year or two years' time. We will therefore need to receive funding from a corporate collaborator, or engage in fundraising on a scale with which we have no experience.

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

     Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. In the first six months of fiscal 2004, approximately 90% of our $2,985,117 in research and development expenses was attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the same period of 2003, approximately 80% of our $2,766,321 of research and development expenses was expended for insulin and platform technology, and approximately 20% for morphine and fentanyl.

     Approximately 9%, or $273,030 of our research and development expenses for the six month period ended January 31, 2004 were related to Antigen's immunomedicine products. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

     Developments in Fiscal Quarter ended January 31, 2004
     -----------------------------------------------------

     In January 2004, we completed three private placements of our common stock and warrants. Under the terms of the private placements, we sold units, consisting of an aggregate of 1,984,808 shares of common stock and five-year warrants to purchase an aggregate of 496,202 shares of common stock, to four accredited investors for gross proceeds of $3,000,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor.

     We anticipate using the proceeds from the private placements for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     On January 31, 2004, we distributed 944,560 of the issued 1,000,000 shares of our common stock we were obligated to issue to the former shareholders of Antigen in accordance with the terms of the Merger Agreement.

     Developments subsequent to Fiscal Quarter ended January 31, 2004
     ----------------------------------------------------------------

     In February 2004, we completed three additional private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common stock, for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor.

     We anticipate using the proceeds from the private placements for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     On February 3, 2004, we announced the resignations of Peter Levitch and Dr. Pankaj Modi from our Board of Directors. Dr. Modi will remain as our Vice President, Research and Development and Mr. Levitch is currently consulting us in regulatory matters.

     On February 12, 2004, we announced the appointment of Mindy J. Allport-Settle to our Board of Directors, filling the vacancy left from Mr. Levitch's resignation. Ms. Allport-Settle has been President and Chief Executive Officer of Integrated Development, LLC ("Integrated") since 1998. Integrated is an independent consulting firm to the pharmaceutical industry, providing informed guidance in operational, project and contract management, new business development and regulatory compliance. In addition to her position with Integrated, Ms. Allport-Settle has been a Vice-President of Impact Management Services, Inc. ("IMS") since 2003, which also provides consulting services to the pharmaceutical industry. In her current positions at Integrated and IMS, Ms. Allport-Settle has worked with companies such as GlaxoSmithKline, Pfizer, AstraZeneca, Johnson Controls and DSM Pharmaceuticals.

     On March 9, 2004, we entered into a Memorandum of Agreement as a result of termination of one of our employees, whereby we are required to pay approximately $432,000 and issue stock options to purchase 450,000 shares of our common stock at $1.47 per share.

     Results of Operations - Three and six months ended January 31, 2004 and 2003
     -------------------------------------------------------------------

     We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000 and $185,564 in research grants received by Antigen during the six months ended January 31, 2004.

     Our net loss for the quarter ended January 31, 2004 was $4,774,620 versus $4,575,030 in the corresponding quarter of the prior fiscal year. The slight increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to an increase in research and development expenses of $190,743, which was offset by a moderate decrease in general and administrative expenses of $27,357.

     The decrease in general and administrative expenses in the quarter ended January 31, 2004, compared to the quarter ended January 31, 2003, was the result of additional non-cash expenses incurred last year in connection with the issuance of common stock to consultants. The decrease in general and administrative expenses was offset by a slight increase in audit and accounting expenses, legal fees, advertising and travel expenses, and accrual for the severance paid to an employee.

     The moderate increase in research and development expenses in the three-month period ending January 31, 2004 compared to the corresponding period of the prior fiscal year reflects the additional research and development activities by Antigen in the three-month period ending January 31, 2004 and increased insulin purchases from Lilly pursuant to the Bulk Supply Agreement.

     Our net loss for the six months ended January 31, 2004 increased to $8,386,890 versus $7,243,692 for the corresponding period of the prior fiscal year. The increase in net loss was due primarily to an increase in operating expenses of $1,228,744. This increase in operating expenses was due to research and development expenses of $2,985,117, versus $2,766,321 for the corresponding period of the prior fiscal year and general and administrative expenses of $5,737,759, versus $4,727,811 for the corresponding period of the prior fiscal year. The increase in operating expenses was related to the activities of Antigen and accrual of the severance paid to an employee.

     During January 2004, we issued 68 additional shares of Series A Preferred Stock to an affiliate of Elan in payment of the 6% annual stock dividend that was required to be paid on the 1123 outstanding shares of such stock (1,000 of which were issued in January 2001 as part of our joint venture with Elan and 123 of which have been issued as dividends). This resulted in a non-cash charge to accumulated deficit of $810,003 that increased the "net loss available to common stockholders" over the three months and six months ended January 31, 2004 by a corresponding amount.

     Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have a material effect in the foreseeable future.

     Financial Condition, Liquidity and Resources
     --------------------------------------------

     To date we have financed our development stage activities primarily through private placements of common stock. In January 2004, we completed three private placements of our common stock and warrants. Under the terms of the private placements, we sold units, consisting of an aggregate of 1,984,808 shares of common stock and five-year warrants to purchase an aggregate of 496,202 shares of common stock, to four accredited investors for gross proceeds of $3,000,000. In February 2004, we completed three additional private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common stock for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through January 31, 2003, we repurchased a total of 149,500 shares of common stock to be held in treasury for $484,588, at an average price of $3.24 per share. No repurchases have been made since January 31, 2003. The total number of treasury shares shown on our balance sheet includes these shares and 592,716 shares received in satisfaction of outstanding loans to officers, as described in "Transactions with Affiliates," below. On November 25, 2003, the Company cancelled all 742,216 shares held in Treasury Stock.

     At January 31, 2004, we had cash and short-term investments (primarily notes of United States corporations) of approximately $10 million. At July 31, 2003, our cash and short term investments were approximately $14.7 million. The decrease was attributable to the use of $6,879,438 for ongoing operations, which was somewhat offset by the infusion of $3,000,000 million received by us in the private placements completed in January. Our proceeds from the maturity of short term investments was $4,270,942 during the six month period ended January 31, 2004 versus $15,095,089 during the six month period ended January 31, 2004. The change is primarily attributable to the lower cash balances in the current period and higher short term interest rates in the same period last year. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 12 months based on the pace of our current development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise additional funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

     In the past, we have funded most of our development and other costs with equity financing. Often this equity financing is through private placements of our securities in below market transactions. Our stock is listed on the NASDAQ Stock Market, which imposes tight restrictions on the use of below market issuances to raise capital. While we have been able to raise equity capital as required in the past, the NASDAQ rules and regulations may limit our ability to raise capital through these private placements in the future. In addition, unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.

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

     Estimating accrued liabilities, specifically litigation accruals. Management's current estimated range of liabilities related to pending litigation is based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position or cash flows.

     Off-Balance Sheet Arrangements

     We do not have any off-balance sheet arrangements.

     Contractual Obligations

     -----------------------------------------------------------------------------------------------------------------------
                                                           Payments Due by Period
     Contractual Obligations                                 Total     Less than      1-3 years     3-5 years     More than
                                                                         1 year                                    5 years
     -----------------------------------------------------------------------------------------------------------------------
     Long-Term Debt Obligations                            1,960,285     450,253     1,510,032          0              0
     Capital Lease Obligations                                 0            0             0             0              0
     Operating Lease Obligations                            72,148        29,723        41,995         430             0
     Purchase Obligations                                      0            0             0             0              0
     Other Long-Term Liabilities Reflected on the              0            0             0             0              0
     Registrant's Balance Sheet under GAAP
     Total                                                 2,032,433     479,976     1,552,027         430             0


     Transactions with Affiliates

     On May 3, 2001, we advanced $334,300 to each of three senior officers, who are also our stockholders, in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of our common stock owned by this related company. On June 3, 2002, our Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Pursuant to a decision made by the Compensation Committee as of August 30, 2002, these loans were satisfied through the application of 592,716 shares of pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

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

     We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended January 31, 2004 and 2003 we paid the management company approximately $8,980 and $6,588, respectively, in management fees.

     New Accounting Pronouncements

     In January 2003, the FASB issued interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." The primary objectives of this interpretation are to provide guidance on the identification of entities for which control is achieved through means other than through voting rights ("variable interest entities") and how to determine when and which business enterprise (the "primary beneficiary") should consolidate the variable interest entity. This new model for consolidation applies to an entity in which either (i) the equity investors (if any) do not have a controlling financial interest; or (ii) the equity investment at risk is insufficient to finance that entity's activities without receiving additional subordinated financial support from other parties. In addition, FIN 46 requires that the primary beneficiary, as well as all other enterprises with a significant variable interest entity, make additional disclosures. Certain disclosure requirements of FIN 46 were effective for financial statements issued after January 31, 2003. In December 2003, the FASB issued FIN 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46-R") to address certain FIN 46 implementation issues. The effective dates and impact of FIN 46 and FIN 46-R are as follows: (i) Special-purpose entities ("SPEs") created prior to February 1, 2003. The Company must apply either the provisions of FIN 46 or early adopt the provisions of FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003. (ii) Non-SPEs created prior to February 1, 2003. The Company is required to adopt FIN 46-R at the end of the first interim or annual reporting period ending after March 15, 2004. (iii) All entities, regardless of whether an SPE, that were created subsequent to January 31, 2003. The provisions of FIN 46 were applicable for variable interests in entities obtained after January 31, 2003. The Company does not have any arrangements with variable interest entities that will require consolidation of their financial information in the financial statements.

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

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable noncontrolling interests. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.


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

     As of January 31, 2004, we have fixed rate debt totaling $1,960,285, of which $817,278, $577,309 and $565,698 bears interest at a fixed rate of 5.8%, 9.7% and 10%, respectively. These debt instruments mature from July 2004 through October 2005. As our fixed rate debt matures, we will likely refinance such debt at their existing market interest rates which may be more or less than the interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

     Part II. OTHER INFORMATION

     Item 1. Legal Proceedings

     Hope Manufacturing, Inc. and Steven Wood. In October 2003, the parties signed Minutes of Settlement resolving all outstanding issues in this previously reported Ontario Superior Court action. The Settlement requires the payment of a non-material sum of money by us. The settlement is presently in the process of being finalized.

     There were no other legal proceedings which first became reportable or in which there were material developments during the fiscal quarter ended January 31, 2004.

     For a full description of the foregoing legal proceeding, and all other legal proceedings against us, see our Report on Form 10-K, as amended, for the year ended July 31, 2003, which is incorporated herein by reference.

     Item 2. Changes in Securities and Use of Proceeds

     The following transaction occurred during fiscal quarter ended January 31, 2004.

       o In January 2004, we completed three private placements of our common stock and warrants. Under the terms of the private placements, we sold units, consisting of an aggregate of 1,984,808 shares of common stock and five-year warrants to purchase an aggregate of 496,202 shares of common stock, to four accredited investors for gross proceeds of $3,000,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended (the "Securities Act"). The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products. All of these shares have been registered for resale on form S-3.

     The following events occurred subsequent to January 31, 2004.

       o In February 2004, we completed three additional private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common stock, for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act. The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products. All of these shares have been registered for resale on form S-3.

       o On February 6, 2004, we authorized the issuance of an aggregate of 175,000 shares to Sound Capital Incorporated and Global Advisory Services, LLC for consulting services. For financial reporting purposes, we recognized an expense of $287,000 in connection with the issuance of these shares for services, approximately equal to the fair market value of the shares when issued. As transactions were not eligible for S-8 registration, we relied on Section 4(2) of the Securities Act in connection with the issuance of these shares. The shares are restricted, and each of the consultants, being primarily engaged in the financial industry, had access to the information which would have been presented in a registration statement and sufficient sophistication so as to not require the protections afforded by registration under the Securities Act. All of these shares have been registered for resale on form S-3.

     The following is an update to a transaction that occurred during fiscal quarter ended October 31, 2003 and was previously reported in our annual report on Form 10-K, as amended, for the fiscal year ended July 31, 2003 and our quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2003.

       o On August 8, 2003, we acquired all of the outstanding capital stock of Antigen Express, Inc. ("Antigen") pursuant to an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, Antigen became our wholly-owned subsidiary. In addition to the 1,779,974 shares of our common stock we issued upon consummation of the merger to the former shareholders of Antigen in exchange for the all of the outstanding shares of capital stock of Antigen, we also became obligated to issue an additional 1,000,000 shares of our common stock on January 31, 2004 in connection with the Merger Agreement. On January 31, 2004, we distributed 944,560 of the issued 1,000,000 shares of our common stock we were obligated to issue to the former shareholders of Antigen in accordance with the terms of the Merger Agreement.


     Item 3. Defaults Upon Senior Securities

     None.

     Item 4. Submission of Matters to a Vote of Security Holders

     We held a Special Meeting of our Stockholders on November 4, 2003, (i) to approve an amendment to our Restated Certificate of Incorporation, increasing the number of our authorized shares of common stock to 150,000,000, (ii) to authorize the Board of Directors to issue our securities in certain below market issuances, and (iii) to approve an amendment to our 2001 Stock Option Plan increasing the number of options issuable thereunder from 4,000,000 to 8,000,000. For a full description of the meeting and the proposals voted upon, see our quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2003, which is incorporated herein by reference.

     Item 5. Other Information

     An investment in our stock is very speculative and involves a high degree of risk. You should carefully consider the following important factors, as well as the other information in this Report and the other reports that we have filed heretofore (and will file hereafter) with the SEC, before purchasing our stock. The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements.

     We have a history of losses, and will incur additional losses.

     We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $84,255,623 at January 31, 2004. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

     We will require funds in excess of our existing cash resources:

       o to proceed under our joint venture with Elan, which requires us to fund 80.1% of initial product development costs;
       o to develop buccal and immunomedicine products;
       o to develop new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
       o to develop or acquire other technologies or other lines of business;
       o to establish and expand our manufacturing capabilities;
       o to finance general and administrative and research activities that are not related to specific products under development; and
       o to finance the research and development activities of our new subsidiary Antigen. We have agreed to fund at least $2,000,000 of Antigen expenditures during the first two years following the acquisition. To date we have funded approximately $400,000 of those expenditures.

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

     New equity financing could dilute current stockholders.

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

     Also because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third party patents, we believe that the patents that we own or have applied for do not infringe any such third party patents, however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend ourselves in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

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

     Our products will compete with existing and new therapies and treatments. We are aware of a number of companies currently seeking to develop alternative means of delivering insulin, as well as new drugs intended to replace insulin therapy at least in part. We are also aware of a number of companies currently seeking to develop alternative means of enhancing and suppressing peptides. In the longer term, we also face competition from companies that seek to develop cures for diabetes and other malignant, infectious, autoimmune and allergic diseases through techniques for correcting the genetic deficiencies that underlie such diseases.

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

     Despite the recent favorable decisions, the case is still ongoing and our ultimate liability cannot yet be determined with certainty. Our financial condition would be materially adversely affected to the extent that Sands receives shares of our common stock for little or no consideration or substantial monetary damages are awarded to Sands as a result of this legal proceeding. We are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

     Risks Related to the Market for Our Common Stock
     ------------------------------------------------

     If our common stock is delisted from the NASDAQ SmallCap Market and/or becomes subject to Penny Stock regulations, the market price for our stock may be reduced and it may be more difficult for us to obtain financing.

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

     The price of Our Common Stock may be volatile.

     There may be wide fluctuation in the price of our common stock. These fluctuations may be caused by several factors including:

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

     From time to time, we may hire companies to assist us in pursuing investor relations strategies to generate increased volumes of investment in our common stock. Such activities may result, among other things, in causing the price of our common stock to increase on a short-term basis.

     Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.

     Our outstanding Special Voting Rights Preferred Stock and provisions of our Restated Certificate of Incorporation could delay or prevent the acquisition or sale of our business.

     Holders of our Special Voting Rights Preferred Stock have the ability to prevent any change of control in us. Our Vice President of Research and Development, Dr. Pankaj Modi, owns all of our Special Voting Rights Preferred Stock. In addition, our Restated Certificate of Incorporation permits our Board of Directors to designate new series of preferred stock and issue those shares without any vote or action by our stockholders. Such newly authorized and issued shares of preferred stock could contain terms that grant special voting rights to the holders of such shares that make it more difficult to obtain stockholder approval for an acquisition of our business or increase the cost of any such acquisition.

     Item 6. Exhibits and Reports on Form 8-K

     (a)   Exhibits

     3.1 Restated Certificate of Incorporation, as amended, of Generex Biotechnology Corporation.*

     31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

     32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    ------------------------------------------
     * Filed herewith.

     (b)   Reports on Form 8-K.

     The following Reports on Form 8-K were filed in the quarter ended January 31, 2004 and thereafter:

       o On January 6, 2004, we filed a Current Report on Form 8-K announcing the completion of a private placement with certain accredited investors under Item 5 of Form 8-K - "Other Events". An exhibit relating to the private placement was filed under Item 7.

       o On February 3, 2004, we filed Current Report on Form 8-K announcing the resignations of Peter Levitch and Pankaj Modi, Ph.D. from our Board of Directors under Item 5 of Form 8-K - "Other Events."

       o On February 12, 2004, we filed a Current Report on Form 8-K announcing the election of Mindy J. Allport Settle to our Board of Directors and announcing the postponement of our annual meeting of stockholders for the 2003 fiscal year under Item 5 of Form 8-K - "Other Events."

       o On March 1, 2004, we filed a Current Report on Form 8-K announcing the completion of private placements with certain accredited investors under Item 5 of Form 8-K - "Other Events." Exhibits relating to the private placements were filed under Item 7.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     DATE:  March 15, 2004

     GENEREX BIOTECHNOLOGY CORPORATION


     By: /s/ Rose C. Perri                           By: /s/ Anna Gluskin
         ---------------------------                     -----------------------
         Principal Financial Officer                     Chief Executive Officer