Form 10-Q
period 2004-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2004-06-14
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 31,772,632 as of June 9, 2004.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited.............................   3

         Consolidated Balance Sheets --
         April 30, 2004 and July 31, 2003...........................................   3

         Consolidated Statements of Operations -- for the three and nine month periods ended April 30, 2004 and 2003, and cumulative from
         November 2, 1995 to April 30, 2004.........................................   4

         Consolidated Statements of Cash Flows -- For the nine month periods ended April 30, 2004 and 2003, and cumulative from
         November 2, 1995 to April 30, 2004.........................................   5

         Notes to Consolidated Financial Statements.................................   6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations........................................  16

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk..........................................................  24

Item 4.  Controls and Procedures....................................................  24

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings..........................................................  25

Item 2.  Changes in Securities and Use of Proceeds..................................  25

Item 3.  Defaults Upon Senior Securities............................................  26

Item 4.  Submission of Matters to a Vote of Security Holders........................  26

Item 5.  Other Information..........................................................  27

Item 6.  Exhibits and Reports on Form 8-K...........................................  33

Signatures..........................................................................  34


ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                                                                      April 30,       July 31,
                                                                                                        2004            2003
                                                                                                    ------------    ------------
      ASSETS
Current Assets:
   Cash and cash equivalents                                                                        $  6,195,539    $ 12,356,578
   Restricted cash                                                                                       197,975         188,967
   Short-term investments                                                                                466,038       2,362,071
   Other current assets                                                                                1,132,054         319,293
                                                                                                    ------------    ------------
      Total Current Assets                                                                             7,991,606      15,226,909


Property and Equipment, Net                                                                            4,264,891       4,218,832
Assets Held for Investment, Net                                                                        1,905,063       1,906,312
Patents, Net                                                                                           5,751,068         898,876
Deposits                                                                                                 359,662          25,000
Due From Related Party                                                                                   370,808         362,779
                                                                                                    ------------    ------------
      TOTAL ASSETS                                                                                  $ 20,643,098    $ 22,638,708
                                                                                                    ============    ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                                            $  1,899,543    $  1,386,214
   Current maturities of long-term debt                                                                  437,175         426,767
                                                                                                    ------------    ------------
      Total Current Liabilities                                                                        2,336,718       1,812,981

Long-Term Debt, Less Current Maturities                                                                1,446,851       1,468,708

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized
   1,000,000 shares, stated at redemption value,
   1,191 and 1,123 shares issued and outstanding
   at April 30, 2004 and July 31, 2003, respectively                                                  14,310,057      13,500,054

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value;
    authorized, issued and outstanding 1,000 shares at
    April 30, 2004 and July 31, 2003                                                                           1               1
   Common stock, $.001 par value; authorized 150,000,000 and 50,000,000 shares at April 30, 2004 and July 31, 2003, respectively
    issued 31,803,432 and 26,017,524 shares at April 30, 2004, and July 31, 2003, respectively, and outstanding 31,803,432 and 25,275,308
    shares at April 30, 2004 and July 31, 2003, respectively                                              31,805          26,017
   Treasury stock, at cost; -0- and 742,216 shares at April 30, 2004
    and July 31, 2003, respectively                                                                         --        (1,610,026)
   Additional paid-in capital                                                                         94,150,625      85,065,980
   Notes receivable - common stock                                                                      (378,585)       (359,998)
   Deficit accumulated during the development stage                                                  (91,450,755)    (77,353,787)
   Accumulated other comprehensive income                                                                196,381          88,778
                                                                                                    ------------    ------------
      Total Stockholders' Equity                                                                       2,549,472       5,856,965
                                                                                                    ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 20,643,098    $ 22,638,708
                                                                                                    ============    ============

 The Notes to Consolidated Financial Statements are an integral part of these statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                               Cumulative From
                                                 For the Three Months Ended      For the Nine Months Ended     November 2, 1995
                                                          April 30,                      April 30,           (Date of Inception)
                                                ----------------------------    ----------------------------      to April 30,
                                                    2004             2003           2004            2003            2004
                                                ------------    ------------    ------------    ------------    ------------
Revenues                                        $    235,129    $       --      $    420,693    $       --      $  1,420,693

Operating Expenses:
   Research and development                        2,393,167         731,104       5,378,284       3,497,425      44,023,014
   Research and development - related party             --              --              --              --           220,218
   General and administrative                      2,750,055       2,032,637       8,487,814       6,760,448      52,069,585
   General and administrative - related party           --              --              --              --           314,328
                                                ------------    ------------    ------------    ------------    ------------
      Total Operating Expenses                     5,143,222       2,763,741      13,866,098      10,257,873      96,627,145
                                                ------------    ------------    ------------    ------------    ------------

Operating Loss                                    (4,908,093)     (2,763,741)    (13,445,405)    (10,257,873)    (95,206,452)

Other Income (Expense):
   Miscellaneous income (expense)                        102          24,380          (3,760)         67,735         125,181
   Income from Rental Operations, net                 31,470          (4,079)         68,603          17,504          89,393
   Interest income                                    13,906         152,532         190,519         373,141       3,312,867
   Interest expense                                  (37,460)        (16,963)        (96,922)        (52,695)       (514,872)
                                                ------------    ------------    ------------    ------------    ------------

Net Loss Before Undernoted                        (4,900,075)     (2,607,871)    (13,286,965)     (9,852,188)    (92,193,883)

Minority Interest Share of Loss                         --              --              --               625       3,038,185
                                                ------------    ------------    ------------    ------------    ------------

Net Loss                                          (4,900,075)     (2,607,871)    (13,286,965)     (9,851,563)    (89,155,698)

Preferred Stock Dividend                                --              --           810,003         756,945       2,295,057
                                                ------------    ------------    ------------    ------------    ------------

Net Loss Available to Common Shareholders       $ (4,900,075)   $ (2,607,871)   $(14,096,968)   $(10,608,508)   $(91,450,755)
                                                ============    ============    ============    ============    ============

Basic and Diluted Net Loss Per Common Share     $       (.16)   $       (.13)   $       (.48)   $       (.53)
                                                ============    ============    ============    ============
Weighted Average Number of Shares of Common
   Stock Outstanding                              31,315,745      20,027,893      29,447,887      20,066,234
                                                ============    ============    ============    ============


The Notes to Consolidated Financial Statements are an integral part of these statements

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                          Cumulative From
                                                                       For the Nine Months Ended         November 2, 1995
                                                                               April 30,               (Date of Inception)
                                                                     ------------------------------        to April 30,
                                                                         2004             2003                2004
                                                                     -------------    -------------    ------------------
Cash Flows From Operating Activities:
   Net loss                                                          $ (13,286,965)   $  (9,851,563)      $ (89,155,698)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                          754,037          428,787           2,216,697
    Minority interest share of loss                                           --               (625)         (3,038,185)
    Reduction of notes receivable - common stock in exchange
     for services rendered                                                    --               --               423,882
    Write-off of deferred offering costs                                      --               --             3,406,196
    Write-off of abandoned patents                                            --              9,134               9,134
    Common stock issued for services rendered                            1,356,599          153,475           3,651,438
    Non-cash compensation expense                                           45,390             --                45,390
    Stock options and warrants issued for services rendered                178,433        1,159,910           6,286,118
    Preferred stock issued for services rendered                              --               --                   100
    Founders' shares transferred for services rendered                        --               --               353,506
    Changes in operating assets and liabilities
         (excluding the effects of acquisition):
     Miscellaneous receivables                                                --             12,802              43,812
     Other current assets                                                 (814,084)        (147,130)         (1,119,186)
     Accounts payable and accrued expenses                                 403,794         (619,926)          2,601,990
     Other, net                                                               --               --               110,317
                                                                     -------------    -------------       -------------
       Net Cash Used in Operating Activities                           (11,362,796)      (8,855,136)        (74,164,489)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                     (395,468)        (401,958)         (3,978,066)
   Costs incurred for patents                                             (251,820)        (148,236)         (1,268,027)
   Change in restricted cash                                                (4,964)        (170,993)           (188,047)
   Proceeds from maturity of short term investments                      6,534,816       15,095,089         126,221,008
   Purchases of short-term investments                                  (4,638,783)      (8,493,397)       (126,687,046)
   Cash received in conjunction with merger                                 82,232             --                82,232
   Advances to Antigen Express, Inc.                                       (32,000)            --               (32,000)
   Increase in officers' loans receivable                                     --            (12,073)         (1,126,157)
   Change in deposits                                                     (360,084)         100,000            (837,278)
   Change in notes receivable - common stock                               (18,587)         (17,028)            (78,585)
   Change in due from related parties                                         --               --            (2,255,197)
   Other, net                                                                 --               --                89,683
                                                                     -------------    -------------       -------------
       Net Cash Provided by (Used in) Investing Activities                 915,342        5,951,404         (10,057,480)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                   --               --               993,149
   Repayment of long-term debt                                             (54,937)         (42,493)         (1,090,288)
   Change in due to related parties                                           --               --               154,541
   Proceeds from exercise of warrants                                         --               --             4,552,984
   Proceeds from exercise of stock options                                 126,640             --             1,010,440
   Proceeds from minority interest investment                                 --                625           3,038,185
   Proceeds from issuance of preferred stock                                  --               --            12,015,000
   Purchase of treasury stock                                                 --            (89,058)           (483,869)
   Proceeds from issuance of common stock, net                           4,195,988             --            70,324,964
   Purchase and retirement of common stock                                    --               --              (119,066)
                                                                     -------------    -------------       -------------
       Net Cash Provided by (Used in) Financing Activities               4,267,691         (130,926)         90,396,040

Effect of Exchange Rates on Cash                                            18,724           26,952              21,468
                                                                     -------------    -------------       -------------
Net Increase (Decrease) in Cash and Cash Equivalents                    (6,161,039)      (3,007,706)          6,195,539

Cash and Cash Equivalents, Beginning of Period                          12,356,578        8,131,463                --
                                                                     -------------    -------------       -------------
Cash and Cash Equivalents, End of Period                             $   6,195,539    $   5,123,757       $   6,195,539
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

3.         EMPLOYEE STOCK PLANS
           The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the three and nine months ended April 30, 2004, the Company recaptured/recognized $(30,000) and $45,390 of compensation expense in connection with these options, respectively. During the three and nine months ended April 30, 2003, the Company recorded no compensation expense in connection with options issued.

           The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                                                                      Three Months Ended             Nine Months Ended
                                                                          April 30,                       April 30,
                                                                    2004          2003              2004           2003
                                                              -------------- -------------    --------------  --------------
           Net Loss Available to Common
              Stockholders, as Reported                       $  (4,900,075)  $ (2,607,871)   $  (14,096,968) $  (10,608,508)

            Add: Total Stock-Based Employee
                Compensation Included in Reported
                Net Loss                                             30,000             --           (45,390)             --

           Deduct: Total Stock-Based Employee
              Compensation Income Determined
                Under Fair Value Based Method,
                Net of Related Tax Effect                           508,500        337,781         1,867,720       2,920,689
                                                              -------------   ------------     -------------   -------------

           Pro Forma Net Loss Available
              to Common Stockholders                          $  (5,438,575)  $ (2,945,652)    $ (15,919,298)  $ (13,529,197)
                                                              =============   ============     =============   =============

           Loss Per Share:
              Basic and diluted, as reported                      $   (0.16)      $  (0.13)        $   (0.48)       $  (0.53)
                                                                  =========       ========         =========        ========
              Basic and diluted, pro forma                        $   (0.17)      $  (0.15)        $   (0.54)       $  (0.67)
                                                                  =========       ========         =========        ========


               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.         COMPREHENSIVE INCOME/(LOSS)
           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2004 and 2003, was $5,036,597 and $2,401,879 and nine months ended April 30, 2004 and 2003, was $13,179,362 and $9,546,121, respectively.

5.         ACCOUNTS PAYABLE AND ACCRUED EXPENSES
           Accounts payable and accrued expenses consist of the following:

                                                                      April 30,        July 31,
                                                                        2004             2003
                                                                   -------------    --------------

           Accounts Payable                                        $   1,629,543    $    1,094,129
           Accrued Legal Fees and Settlement                             270,000           292,085
                                                                   -------------    --------------
                 Total                                             $   1,899,543    $    1,386,214
                                                                   =============    ==============

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

           The following unaudited pro forma financial information assumes that the acquisition consummated in 2003 had occurred as of the beginning of each period:

                                                    For the Three Months Ended        For the Nine Months Ended
                                                             April 30,                          April 30,
                                                        2004           2003             2004             2003
                                                   ------------    -------------    ------------     ------------
           Total Revenues                          $    235,129    $     83,908     $    420,693     $    275,285
           Net Loss Available to Common
              Stockholders                         $  4,900,075    $  2,647,901     $ 14,096,968     $ 10,923,290

           Basic and Diluted Net Loss Per
                Common Share                       $       (.16)   $       (.12)    $       (.48)    $       (.48)

7.         INTANGIBLE ASSETS
           The components of the Company's identifiable intangible assets were as follows:

                                                                     April 30,          July 31,
                                                                        2004              2003
                                                                    ------------    --------------
           Patents                                                  $  6,156,906    $   1,020,805
           Less: Accumulated Amortization                                405,838          121,929
                                                                    ------------    -------------

           Patents, Net                                             $  5,751,068    $     898,876
                                                                    ============    =============
           Weighted Average Life                                      16.4 years         17 years

           Amortization expense amounted to $283,147 and $41,988 for the nine months ended April 30, 2004 and 2003, respectively. Amortization expense is expected to be approximately $347,000 per year for the years ended July 31, 2004, 2005, 2006, 2007 and 2008.

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

           On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. A new arbitration took place in early June 2004. A decision has not been rendered by the arbitrators.

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

           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. Generex Pharmaceuticals, Inc., has sought leave to appeal the Courts of Appeal's decision to the Supreme Court of Canada. The appeal was dismissed. The parties have signed Minutes of Settlement in April 2004, pursuant to which the Company is required to pay the plaintiff a total of $280,000 Canadian (approximately $205,000 US) in monthly installments. The installments consist of $20,000 CND on May 1, 2004, $20,000 CND on June 1, 2004, $50,000 CND on July 1, 2004 and 7
           monthly payments of $27,142.86 CND each from August 1, 2004 to February 1, 2005.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.         PENDING LITIGATION (CONTINUED)
           In July 2002 an individual and his related corporation commenced actions against certain defendants, including the Company and certain officers of the Company, in the Ontario Superior Court of Justice, claiming compensatory damages, punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. Management believes the claims against the Company and the officers are frivolous and completely without merit. Neither the Company nor its officers are a party to any agreement with the plaintiffs. Most of the requested relief relates to restrictions on the use of patents and information allegedly owned by the plaintiffs, and an accounting for the use of such items. Neither the Company nor its officers have used any patents or information owned by the plaintiffs. All of the patents and information claimed to be owned by the plaintiffs are completely unrelated to any product or technology the Company is currently developing or intends to develop. Therefore, even if the court were to award some declaratory or injunctive relief, neither the Company nor its officers would be affected. Management is defending this action vigorously. The parties have now signed Minutes of Settlement resolving all outstanding issues in the action. The settlement did not have a material adverse effect on the Company's financial position, operations or cash flows.

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

10.        NET LOSS PER SHARE
           Basic EPS and Diluted EPS for the three and nine months ended April 30, 2004 and 2003 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 14,478,070 and 10,778,408 incremental shares at April 30, 2004 and 2003, respectively, have been excluded from the computation of Diluted EPS as they are antidilutive.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

11.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                                           For the Nine Months Ended
                                                                                                    April 30,
                                                                                          ------------------------------
                                                                                              2004             2003
                                                                                          ------------------------------
           Cash paid during the period for:
              Interest                                                                    $    97,701       $     97,191
              Income taxes                                                                $     --          $       --

           Disclosure of non-cash investing and financing activities:

           Issuance of Series A Preferred Stock as a preferred stock
              dividend                                                                    $   810,003       $    756,945
           Application of deposit to advances to Antigen Express, Inc.                    $    25,000       $         --
           Settlement of officers' loans receivable in exchange for
              shares of common stock held in treasury                                     $      --         $  1,126,157
           Assumption of long-term debt in conjunction with building
              purchase                                                                    $      --         $  1,080,846
           Utilization of deposit in conjunction with building purchase                   $      --         $    501,839
           Acquisition of Antigen Express, Inc through the issuance
              of common stock and the assumption of stock options                         $ 4,797,409       $         --
           Retirement of treasury stock                                                   $ 1,610,026       $         --

12.        TRANSACTIONS WITH RELATED PARTY
           The Company's change in "Due from Related Party" for the nine months ended April 30, 2004 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2003.

13.        COMMITMENTS AND CONTINGENCIES
           On November 5, 2003, the Company entered into an agreement ("Termination Agreement") with Eli Lilly and Company to terminate the September 2000 Development and License Agreement, effective June 2, 2003. At the same time, the parties entered into a Bulk Supply Agreement for the sale of human insulin crystals by Lilly to the Company over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases. The prepayment is being expensed as purchases are made. The current and long-term portions have been determined based upon the purchase requirements as established in the agreement less amounts purchased. As of April 30, 2004, $660,000 is included in other current assets and $345,000 is included in deposits, which represents the remaining balance of the prepayment.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

13.        COMMITMENTS AND CONTINGENCIES (CONTINUED)

           On March 9, 2004, the Company entered into a Memorandum of Agreement as a result of the termination of one of its employees whereby the Company has committed to pay approximately $432,000 ($575,000 Canadian dollars), the unpaid portion of $328,365 is included in accounts payable and accrued expenses at April 30, 2004, and issue options to purchase 450,000 shares of common stock at an exercise price of $1.47.

           On March 25, 2004, the Company signed a Letter of Intent with PharmaBrand S.A. ("PharmaBrand") for the procurement of any and all requisite or desirable governmental, regulatory and other registrations, approvals, authorizations and contents for the manufacturing, packaging, marketing, distribution and sale of pharmaceutical products in Latin America and Central America. The final terms of the Joint Venture are still being negotiated.

           On March 30, 2004, the Company entered into an agreement to acquire certain real property for a purchase price of $164,183 ($225,000 Canadian), $14,594 ($20,000 Canadian) of which has been deposited into attorney trust for application to the final acquisition (see
           Note 15).

           In April 2004 the Company entered into a settlement agreement with an individual requiring payments of totaling approximately $205,000 ($280,000 Canadian dollars) commencing May 2004 (see Note 8). This amount is included in accounts payable as of April 30, 2004.

14.        STOCKHOLDERS' EQUITY
           On August 8, 2003, the Company, in conjunction with the Antigen acquisition (see Note 6), issued 1,779,974 shares of common stock in exchange for outstanding shares of Antigen. The Company issued an additional 1,000,000 shares of common stock to the stockholders as defined in the Merger Agreement on January 31, 2004. The 2,779,974 were valued at $1.67 per share, which represented the fair market value of the Company common stock on the date the terms of the agreement were essentially agreed upon, resulting in an aggregate value of $4,642,557 which was assigned to the purchase price of Antigen. In addition, all outstanding options to purchase shares of common stock of Antigen, which totaled 112,400, became fully vested and exercisable for shares of the Company under the terms of the agreement. The options were valued at $154,852 under the Black Scholes pricing model and also included in the purchase price. The total purchase price of $4,797,409 was assigned to the assets acquired, including $4,878,012 of intangible assets, and liabilities assumed.

           During the nine months ended April 30, 2004, 150,400 stock options were exercised with exercise prices ranging from $0.30 to $2.10 per share, resulting in proceeds of $126,640.

           In October 2003, the Company issued 487,500 shares of unrestricted common stock to consultants for services rendered, which resulted in charges to the statement of operations of $918,000 based on the quoted market price of the Company stock on the date of issuance.

           In October 2003, the Company issued 20,000 warrants in exchange for services rendered. The warrants were fully vested on date of issuance and exercisable at $2.50 each for the purchase of one share of the Company's common stock, The warrants, which were valued using the Black Scholes pricing model, resulted in a charge to general and administrative expense of $27,000.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       14. STOCKHOLDERS' EQUITY (CONTINUED)

           On November 4, 2003, the Company granted a total of 1,046,000 options to purchase shares of common stock with an exercise price of $1.71, which equaled the market price of the Company common stock on the date of issuance. All of the options, except for 115,000, were issued to employees; accordingly no charge to operations was incurred as the Company follows APB 25 (See Note 3). Options issued to other than employees were valued using the Black Scholes pricing model and resulted in a charge to operations of $151,433.

           On November 25, 2003, the Company cancelled all 742,216 shares held in Treasury Stock. The Company originally purchased these shares for $1,610,026.

           In January 2004 the Company performed a series of private placements, raising $3,000,000 net of issuance costs of $68,012, through the issuance of 1,984,808 shares of common stock. In conjunction with the placement, the Company issued 496,202 warrants to purchase shares of the Company's common stock at exercise prices ranging from $1.86 to $2.20 at a rate of one share for every four shares of common stock purchased. In addition to the shares of common stock and warrants purchased by the investor at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by the investor.

           On January 15, 2004, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred stock, and resulted in a charge to accumulated deficit of $810,003, which was based upon the original issue price of the preferred shares.

           In February 2004, the Company completed three additional private placements for aggregate gross proceeds of $1,264,000 through the issuance of 829,092 shares of common stock and 207,275 warrants to purchase shares of the Company's common stock. In addition to the shares of common stock and warrants purchased by the investor at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of commons stock and warrants initially purchased by such investor.

           In February 2004, the Company issued 287,500 shares of common stock to consultants for services rendered. The shares were fair valued at quoted market price at date of issuance and resulted in a charge to operations of $425,501.

           In February 2004, the Company issued 8,850 shares of common stock to employees as compensation for past service. The shares were fair valued at quoted market price at date of issuance and resulted in a charge to operations of $13,098.

15.        SUBSEQUENT EVENTS
           The following event occurred subsequent to April 30, 2004:

           On June 8, 2004, the Company completed its acquisition of certain real property (see Note 13).

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

In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000. We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. Alternatively, the Series A Preferred Stock may be converted, under certain conditions, into shares of our common stock. Subsequent to its purchase of the Shares of Series A Preferred Stock, EIS transferred the shares to an affiliate of Elan. While we presently own 80.1% of the joint venture entity, the Elan affiliate has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of our equity ownership of the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock are outstanding on January 16, 2007, we are required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference (which currently equals the aggregate original purchase price of the Series A Preferred Stock), either in cash, or in shares of common stock with a fair market value equal to the redemption price. In January 2002, 2003 and 2004, pursuant to the terms of the agreement with EIS, the Elan affiliate received a 6% stock dividend of Series A Preferred Stock.

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

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. To date, we have received a total of $420,693 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. In the first nine months of fiscal 2004, approximately 90% of our $5,378,284 in research expenses was attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the same period of 2003, approximately 83% of our $3,497,425 of research and development was expended for insulin and platform technology, and approximately 7% for morphine and fentanyl.

Approximately 10%, or $547.370 of our research and development expenses for the nine month period ended April 30, 2004 were related to Antigen's immunomedicine products. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal Quarter ended April 30, 2004
---------------------------------------------------

In February 2004, we completed three private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common stock, for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor.

We anticipate using the proceeds from the private placements for working capital and other general corporate purposes directly related to our growth, and the development of our products.

On February 3, 2004, we announced the resignations of Peter Levitch and Dr. Pankaj Modi from our Board of Directors. Dr. Modi continues to serve as an officer of the Company.

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

On March 17, 2004, we announced the appointment of Brian T. McGee to our Board, filling the vacancy left by Dr. Modi's resignation. With the addition of Mr. McGee, a majority of the Company's directors are independent directors, as such term is defined under NASDAQ Rule 4200(a)(15). McGee has been a partner of Zeifman & Company, LLP ("Zeifman"), since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifman is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant.

Developments subsequent to Fiscal Quarter ended April 30, 2004
--------------------------------------------------------------

On May 17, 2004, we held our Annual Meeting of Stockholders. At the meeting, the stockholders re-elected all incumbent directors, including Ms. Allport-Settle and Mr. McGee.

Results of Operations - Three and nine months ended April 30, 2004 and 2003
---------------------------------------------------------------------------

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000 and $420,693 in research grants received by Antigen during the nine months ended April 30, 2004.

Our net loss for the quarter ended April 30, 2004 was $4,900,075 versus $2,607,871 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a significant increase in research and development expenses and an increase in our general and administrative expenses.

The increase in general and administrative expenses in the quarter ended April 30, 2004, compared to the quarter ended April 30, 2003, was the result of the increase in financial and consulting services and advertising expenses this year, compared to the same period last year. The increase in general and administrative expenses was partially offset by a reduction in legal expenses.

The significant increase of $1,662,063 in research and development expenses in the three-month period ending April 30, 2004 compared to the corresponding period of the prior fiscal year reflects the additional research and development activities by Antigen in the three-month period ending April 30, 2004, increased activities in the clinical development program for our oral insulin formulation and reduced research and development activities last year compared to the same period in 2004. Last year's reduction is attributable to contraction of our research and development activities under our collaboration agreements with Lilly and Elan.

Our net loss for the nine months ended April 30, 2004 increased to $13,286,965 versus $9,851,563 for the corresponding period of the prior fiscal year. The increase in net loss was due to an increase in research and development activities of $1,880,859 and an increase in general and administrative expenses of 1,727,366 this year, compared to the same period in 2003. This increase in research and development expenses was due the activities of Antigen and the increased level of activities of our oral insulin program compared to last year. The increase in general and administrative expenses for the nine month ended April 30, 2004 was primarily due to activities of Antigen, accrual of the severance paid to an employee and an increase in financial and consulting services this year compared to 2003.

During January 2004, we issued 68 additional shares of Series A Preferred Stock to an affiliate of Elan in payment of the 6% annual stock dividend that was required to be paid on the 1,124 outstanding shares of such stock (1,000 of which were issued in January 2001 as part of our joint venture with Elan and 124 of which have been issued as dividends). This resulted in a non-cash charge to accumulated deficit of $810,003 that increased the "net loss available to common stockholders" over the nine months ended April 30, 2004 by a corresponding amount.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have a material effect in the foreseeable future.

Financial Condition, Liquidity and Resources
--------------------------------------------

To date we have financed our development stage activities primarily through private placements of common stock. In February 2004, we completed private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common, stock for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. We repurchased a total of 149,500 shares of common stock to be held in treasury for $484,588, at an average price of $3.24 per share. The Company cancelled all shares held in Treasury Stock on November 25, 2003 that included 592,716 shares received in satisfaction of outstanding loans to officers, as described in "Transactions with Affiliates," below.

At April 30, 2004, we had cash and short-term investments (primarily notes of United States corporations) of approximately $6.7 million. At July 31, 2003, our cash and short term investments were approximately $14.7 million. The decrease was attributable to the use of approximately $12.2 million for ongoing operations, which was somewhat offset by the infusion of approximately $4.2 million received by us in the private placements completed in January and February. Our proceeds from the maturity of short term investments were $6,534,816 during the nine month period ended April 30, 2004 versus $15,095,089 during the nine month period ended April 30, 2003. The change is primarily attributable to the lower cash balances in the current period and higher short term interest rates in the same period last year. We believe that our current cash position is sufficient to meet all of our working capital needs for at least the next 7 months based on the pace of our current development activities. Therefore, we will require additional funds to support our working capital requirements in the near future. From time to time as deemed appropriate by management, we may seek to raise additional funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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


CONTRACTUAL OBLIGATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                 Payments Due by Period
--------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                 TOTAL     LESS THAN 1    1-3 YEARS     3-5 YEARS      MORE THAN
                                                                      YEAR                                     5 YEARS
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Long-Term Debt Obligations                            1,884,026      437,175       843,646       116,758        486,447
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Capital Lease Obligations                                     0            0             0             0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Operating Lease Obligations                              62,721       27,197        35,524             0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Purchase Obligations                                          0            0             0             0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Other Long-Term Liabilities Reflected on the                  0            0             0             0              0
Registrant's Balance Sheet under GAAP
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Total                                                 1,946,747      464,372       879,170       116,758        486,447
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------

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

We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended April 30, 2004 and 2003 we paid the management company approximately $9,394 and $8,498, respectively, in management fees.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liability and equity. It also requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable noncontrolling interests. The adoption of this statement did not have a significant effect on the Company's consolidated financial position or results of operations.


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

As of April 30, 2004, we have fixed rate debt totaling $1,884,026 of which $778,342, $558,066 and $547,618 bears interest at a fixed rate of 5.8%, 9.7% and
10%, respectively. These debt instruments mature from July 2004 through October 2005. As our fixed rate debt mature, we will likely refinance such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Hope Manufacturing, Inc. and Steven Wood. This previously reported Ontario Superior Court action has been settled by our payment of a non-material sum of money. The parties have executed a mutual full and final release

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation.

A new arbitration hearing was held in early June, 2004. A decision has not yet been rendered by the new arbitration panel which held that hearing.

There were no other legal proceedings which first became reportable or in which there were material developments during the fiscal quarter ended April 30, 2004.

For a full description of the foregoing legal proceedings, and all other legal proceedings against us, see our Report on Form 10-K, as amended, for the year ended July 31, 2003, which is incorporated herein by reference.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS


The following transaction occurred during fiscal quarter ended April 30, 2004:


     o In February 2004, we completed two additional private placements of common stock and warrants with two accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of 829,092 shares of common stock and five year warrants to purchase 207,274 shares of common stock, for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act. The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     o On February 6, 2004, we authorized the issuance of an aggregate of 287,500 shares of common stock to three consultants for consulting services. The shares were fair valued at quoted market price at date of issuance and resulted in a charge to operations of $425,501. As the transactions were not eligible for S-8 registration, we relied on
         Section 4(2) of the Securities Act in connection with the issuance of these shares. The shares are restricted, and each of the consultants, being primarily engaged in the financial industry, had access to the information which would have been presented in a registration statement and sufficient sophistication so as to not require the protections afforded by registration under the Securities Act. All of these shares have been registered for resale on form S-3.

     o In February 2004, the Company issued 8,850 shares of common stock to employees as compensation for past service. The shares were fair valued at quoted market price at date of issuance and resulted in a charge to operations of $13,098. We relied on the exemption provided by section 4(2) of the securities ACT, or, alternatively, on the fact that no consideration was given as there was no prior agreement as to the issuance of these shares.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Generex Biotechnology Corporation was held on March 17, 2004. At the meeting, 19,786,399 shares of Common Stock were represented and entitled to vote. Generex stockholders elected all nominees to the Board of Directors, approved a proposal relating to issuance of common stock at less than market value and ratified the appointment of BDO Dunwoody, LLP as independent public accountants for the fiscal year ending July 31, 2004. The results of the vote for the Board of Directors was as follows:

Election of nominees to Board of
Directors for terms expiring May 2004              Votes For          Votes Against     Abstentions
-------------------------------------              ---------          -------------     -----------
Mindy Allport- Settle                              19,492,947                 0           293,452

John P. Barratt                                    19,497,602                 0           288,797

Gerald Bernstein, M.D.                             19,324,977                 0           461,422

Anna E. Gluskin                                    19,466,979                 0           319,420

Brian T. McGee                                     19,479,476                 0           306,923

Rose C. Perri                                      19,454,744                 0           331,655

J. Michael Rosen                                   19,489,126                 0           297,273


The proposal approved relating to issuance of below market priced securities was to authorize the Board of Directors, in the three-month period commencing with the date of the meeting, to issue, without prior stockholder approval, in connection with capital raising transactions, and/or acquisitions of assets, businesses or companies, up to 10,000,000 shares of common stock, including options, warrants, securities or other rights convertible into common stock, in the aggregate, in excess of the number of shares that NASDAQ's Rules 4350(i)(1)(C) and (D) permit the Company to issue in such transactions without prior stockholder approval. The issuance of such 10,000,000 shares to be upon such terms as the Board of Directors shall deem to be in the best interests of the Company, for a price of not less than 70% of the at the time of such issuance and for an aggregate consideration not to exceed $50,000,000. The authorization also applies to prior issuances of common stock which are considered retroactively to have been issued at below market price dud to "integration" with a new issuance

         The results of the votes on the proposals were as follows:

                                                                                                         Broker
                                                    Votes For       Votes Against      Abstention       Non-Votes
                                                   ----------       -------------      -----------     -----------
Proposal to Authorize Issuance                      6,052,604          834,765            57,382       12,841,648
of Shares at below Market Prices

Ratification of BDO Dunwoody                       19,547,356          189,187            49,856                0
As Independent Public Accountants

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

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $89,158,333 at April 30, 2004. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We need for additional capital

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development or market.

We will require funds in excess of our existing cash resources:

     o   to proceed with the development of our buccal insulin product
     o to proceed under our joint venture with Elan, which requires us to fund 80.1% of initial product development costs;
     o   to develop other buccal and immunomedicine products;
     o to develop new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
     o   to develop or acquire other technologies or other lines of business;
     o   to establish and expand our manufacturing capabilities;

     o to finance general and administrative and research activities that are not related to specific products under development; and
     o to finance the research and development activities of our new subsidiary Antigen. We have agreed to fund at least $2,000,000 of Antigen expenditures during the first two years following the acquisition. To date we have funded approximately $900,000 of those expenditures.

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next seven months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. Because our operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds in the near future to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our joint venture with Elan, in our clinical trials or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. Recent changes in the application of the rules of the NASDAQ Stock Market may also make it more difficult for us to raise private equity capital.

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

On November 27, 2002, Sands filed with the Appellate Division a motion to reargue the appeal, or, in the alternative, for leave to appeal to the Court of Appeals of New York from the order of the Appellate Division. On March 18, 2003, the Appellate Division denied Sands' motion. A new arbitration hearing was held in early June, 2004. A decision has not yet been rendered by the new arbitration panel which held that hearing.

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

On June 5, 2003, our common stock was delisted from the NASDAQ National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on the NASDAQ SmallCap Market. The NASDAQ SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of April 30, 2004, our stockholders' equity was $2,549,472.

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

(a)      Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

---------------------
* Filed herewith. All other exhibits are incorporated by reference, as described.

(b) Reports on Form 8-K.

The following Reports on Form 8-K were filed in the quarter ended April 30, 2004 and thereafter:


     o On February 6, 2004, we filed Current Report on Form 8-K announcing the resignations of Peter Levitch and Pankaj Modi, Ph.D. from our Board of Directors under Item 5 of Form 8-K - "Other Events."

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

     o On March 22, 2004 we filed a Current Report on Form 8-K announcing the appointment of Brian McGee to the Board of Directors, under Item 5 of Form 8-K - "Other Events."

     o On March 24, 2004 we filed an amendment to our Current Report on Form 8-K, reporting certain private placements under Item 5 of Form 8-K - "Other Events." The amendment included as Exhibits under Item 7 forms of the documents relating to the private placements.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 14, 2004

GENEREX BIOTECHNOLOGY CORPORATION


By: /s/ Rose C. Perri                    By: /s/ Anna Gluskin
---------------------------              -----------------------
Principal Financial Officer              Chief Executive Officer