Form 10-K
period 2004-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2004-11-10
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)
              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended July 31, 2004

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

              33 Harbour Square, Suite 202, Toronto, Canada M5J 2G2
               (Address of principal executive offices) (Zip Code)

                        Telephone Number: (416) 364-2551

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at November 8, 2004, based on the closing sales price as of that date, was approximately $24,780,884.

At November 8, 2004, the registrant had 34,829,648 shares of common stock outstanding.

Documents incorporated by reference: Proxy Statement to be filed within 120 days after the end of the fiscal year.

                           FORWARD-LOOKING STATEMENTS

Certain statements in the "Business" (Item 1) and "Management's Discussion and Analysis of Financial Condition and Results of Operation" (Item 7) sections and elsewhere in this Annual Report on Form 10-K of Generex Biotechnology Corporation for the fiscal year ended July 31, 2004 constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. This Act limits our liability in any lawsuit based on forward looking statements we have made. All statements, other than statements of historical facts, included in this annual report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth throughout the "Business" (Item 1) section, including the subsection entitled "Certain Additional Risk Factors," and elsewhere in this annual report. Because of the risks and uncertainties associated with forward-looking statements, you should not place undue reliance on them. Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

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

All injection therapies involve varying degrees of discomfort and inconvenience. With chronic and sub-chronic diseases, the discomfort and inconvenience associated with injection therapies frequently results in less than optimal patient acceptance of, and compliance with, the prescribed treatment plan. Poor acceptance and compliance can lead to medical complications and higher disease management costs. Also, elderly, infirm and pediatric patients with chronic or sub-chronic conditions may not be able to self-inject their medications. In such cases assistance is required which increases both the cost and inconvenience of the therapy.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 800 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retain all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

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

Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. The immunomedicine products are in the pre-clinical stage of development, and trials in human patients are not expected for at least 6 months. Development efforts are underway in melanoma, breast cancer, prostate cancer, HIV, influenza virus, smallpox, SARS and Type I diabetes mellitus. We are establishing collaborations with clinical investigators at academic centers to advance the technology, with the ultimate goal of conducting human clinical testing.

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. To date, we have received a total of $627,184 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

We are a development stage company, and from inception through the end of fiscal year 2004 had not received any revenues from operations other than the up-front payment from Lilly. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for only three products, our oral insulin formulation, morphine and fentanyl. We believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

Buccal Delivery Technology

Our buccal delivery technology involves the preparation of a proprietary formulation in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified generally recognized as safe ("GRAS") by the Food and Drug Administration ("FDA") when used in accordance with specified quantity and other limitations. The resulting formulation is aerosolized with a pharmaceutical grade chemical propellant and is administered to the patient using our proprietary RapidMist(TM) device. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, the patient self-administers the formulation by spraying it into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our insulin product Oralin(TM), insulin absorption in the buccal cavity has been shown to be very efficacious. We are also evaluating the use of our RapidMist device for the delivery of both morphine and fentanyl.

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

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a number of studies in Ecuador in 1998, each of which involved a selection of between 8 and 10 patients. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with Pharma Brand S.A., a distributor of pharmaceutical products in Central and Latin America. In furtherance of this joint venture, in August 2004, the Oralin(TM) dossier has been submitted to the Ecuador Ministry of Public Health seeking approval for the manufacturing, marketing, distribution and sale of Oralin(TM) and RapidMist(TM) Diabetes Management System.

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

We continue to conduct limited clinical studies and seek additional collaborative partners in the United States, and other countries.

Other Large Molecule Drug Projects

We have identified numerous compounds, other than insulin, as candidates for product development.

Morphine and Fentanyl

The delivery of morphine and fentanyl by oral formulation (pills) and injection for the treatment of moderate to severe breakthrough and postoperative pain often fails to provide patients with adequate relief and control (breakthrough and postoperative pain are characterized as being moderate to severe in intensity, having a rapid onset of action and a short to medium duration). Not only does delivery by pills have a slow onset of action, it is often difficult for patients to adjust their doses, with the result that patients are either over or under medicated. Injections are invasive and require an attendant to administer the medication which reduces the patient's control over the pain and may cause increased anxiety. Often, patients must wait in pain until an attendant can medicate them.

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

Prior to September 2000, we had not aggressively pursued development opportunities apart from insulin because we believed it was more advantageous to concentrate our resources, particularly our financial resources, on developing the insulin product. While the insulin product remains our first priority, we continue developmental work for buccal delivery formulation for morphine and fentanyl.

Immunomedicine Technology and Products

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

We have not filed an Investigational New Drug application to begin clinical trials. Rather, our immunomedicine products are in the pre-clinical stage of development and trials in human patients are not expected for at least 6 months. For more details regarding our acquisition of Antigen, see "Management's Discussion and Analysis of Financial Conditions and Results of Operations" (Item
7) below.

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

In August 2003, subsequent to the end of fiscal 2003, we acquired all of the capital stock of Antigen in exchange for approximately 2,800,000 shares of our common stock, and Antigen became our wholly owned subsidiary.

GOVERNMENT REGULATION

Our research and development activities, and the eventual manufacturing and marketing of our products, are subject to extensive regulation by the Food and Drug Administration in the United States ("FDA") and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have extensive experience in dealing with the FDA and other regulators, while we do not. Also, other companies in our industry do not depend completely on products which still need to be approved by government regulators, as we now do.

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

United States

All aspects of our research, development and foreseeable commercial activities are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed. The steps required before a pharmaceutical product may be marketed in the United States include:

     o   preclinical tests;
     o the submission to the FDA of an Investigational New Drug application, which must become effective before human clinical trials commence;
     o   human clinical trials to establish the safety and efficacy of the drug;
     o   the submission of a New Drug Application to the FDA; and
     o FDA approval of the New Drug Application, including approval of all product labeling and advertising.

Pre-clinical tests include laboratory evaluation of product chemistry, formulation and stability, as well as animal studies to assess the potential safety and efficacy of each product. The results of the pre-clinical tests are submitted to the FDA as part of the Investigational New Drug application and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to the Investigational New Drug application, the Investigational New Drug application becomes effective 30 days following its receipt by the FDA. The Investigational New Drug application for our oral insulin formulation became effective in November 1998. We filed an Investigational New Drug application for buccal morphine in January 2002.

Clinical trials involve the administration of the new drug to humans under the supervision of a qualified investigator. The protocols for the trials must be submitted to the FDA as part of the Investigational New Drug application. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board, which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations. The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials.

In the United States, the results of pre-clinical studies and clinical trials, if successful, are submitted to the FDA in a New Drug Application to seek approval to market and commercialize the drug product for a specified use. The FDA may deny a New Drug Application if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive the FDA approval. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by the FDA. Manufacturing facilities must also comply with the FDA's Good Manufacturing Practices, and domestic facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA. To comply with Good Manufacturing Practices, manufacturers must expend substantial funds, time and effort in the area of production and quality control. The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In Ecuador, regulatory authorities approved the limited non-commercial distribution of our oral insulin formulation in September 1998. In August 2004, we submitted the Oralin(TM) dossier to the Ecuador Ministry of Public Health seeking approval for the manufacturing, marketing, distribution and sale of Oralin(TM) and RapidMist(TM) Diabetes Management System. We obtained regulatory approval to begin clinical trials of our buccal morphine product in Canada in March 2002 and received regulatory approval to begin clinical trials of our fentanyl product in Canada in October 2002. We are currently in the process of recruiting investigators to conduct clinical trials of our buccal morphine product.

MARKETING

We intend to rely on collaborative arrangements with one or more other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

With respect to the Generex Bermuda joint venture, Elan may, at its option, choose to market morphine or any other product developed under the joint venture. With respect to the Pharma Brand joint venture, we will work closely with Pharma Brand to aggressively seek approval for the manufacture, production, packaging and distribution of Oralin(TM) in Central and Latin America. Except for these arrangements, we do not have any agreements with any other companies for marketing or distributing our products. With respect to our insulin product, we possess the worldwide marketing rights to this product after they reverted to us upon the termination in June 2003 of the development and license agreement with Lilly.

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

We own facilities in Brampton and Mississauga, Ontario, all within 25 miles from downtown Toronto that were purchased with the intention of improving and equipping them for manufacturing. These facilities are currently leased to unrelated third parties, however, we believe we can place these facilities into production of our insulin product or other products within 12 to 18 months lead time if additional production capabilities are necessary.

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

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development in Europe. Upon termination in June 2003 of our license agreement with Lilly, we entered into a Bulk Supply Agreement with Lilly, pursuant to which Lilly is required to provide us with human insulin crystals over a three (3) year period. We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist us to obtain, pharmaceutical compounds that are used in products covered under such agreements.

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

Our new subsidiary Antigen currently holds six issued U.S. patents, two Australian patents, and a number of pending U.S. and foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Humphreys and Dr. Xu, officers of Antigen, are the listed inventors or co-inventors on all of these patents and patent applications, including those licensed from the University of Massachusetts.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe any one else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. (See "Legal Proceedings" (Item 3) for discussion of certain legal proceedings involving intellectual property issues.)

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

Buccal Insulin Product

Nektar Therapeutics (formally Inhale Therapeutic Systems, Inc.) ("Nektar") is developing a customized insulin formulation that is processed into a fine, dry powder and administered to the deep lung using a proprietary inhalation device developed for this purpose. Nektar is developing its insulin product in collaboration with Pfizer, Inc., which in turn has announced agreements to co-develop and co-promote the use of inhaled insulin with Aventis, a leading pharmaceutical company which presently manufactures insulin for sale primarily in Europe. As reported in March 2004, the European Medicines Evaluation Agency
(EMEA) has accepted the filing of a marketing authorization application for Exubera(R) (inhaled human insulin powder). Nektar is also developing pulmonary products with large molecule drugs other than insulin, and has stated that it is investigating the use of its inhalation technology with small molecule drugs.

Aradigm Corporation ("Aradigm"), which has announced a joint development agreement with Novo Nordisk A/S to jointly develop a pulmonary delivery system for insulin by inhalation, also may be considered a direct competitor of ours in the insulin area. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Lilly. Aradigm and Novo Nordisk initiated Phase III clinical trials in September 2002. In April 2004, Novo Nordisk announced results from a planned interim analysis of the initial Phase III trial and has decided to amend the current trial protocol. Novo Nordisk will make decisions concerning the structure and timing of additional clinical trials after these observations have been fully assessed.

Other companies have announced development efforts relating to alternative (to injection) methods of delivering insulin or other large molecule drugs, including Alkermes Pharmaceuticals, Inc., which announced a collaboration with Lilly in April 2000 to develop a pulmonary method of administering insulin and is currently undergoing Phase II clinical trials. There are also a number of companies developing alternative means of delivering insulin in the form of oral pills, transdermal patches, and intranasal methods, which are at early stages of development.

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

Aradigm is developing the hand-held AERx Pain Management System for the treatment of breakthrough cancer pain. The AERx Pain Management System is a pulmonary delivery system to deliver the drug through inhalation. AERx has distinct advantages over the administration by injection of morphine and similar opiate-derived pain control drugs. Aradigm is in progress to complete both Phase I and II clinical trials of these formulations.

Nastech Pharmaceuticals is developing an intranasal formulation of morphine that is in Phase II clinical trials. Results reported to date show the product to be safe and efficacious in the treatment of episodes of breakthrough pain. Nastech is currently seeking a licensing partner for this product.

Immunomedicine Technology and Products

A number of companies that are engaged in the development of immunomedicines employ technologies that are competitive to our new subsidiary, Antigen. Zycos Inc. has developed the Biotope(R) technology, Cel-Sci Corporation has developed the LEAPS delivery technology and Epimmune Inc. has developed the PADRE(R) technology. These companies have initiated early stage clinical trials for several products for the treatment of cancer, autoimmune, and allergic diseases. These companies also have established collaborations with academic centers and other companies for the development of certain products. We have not initiated clinical trials with any of our immunomedicine products, nor have we established commercial collaborations to date.

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

RESEARCH AND DEVELOPMENT EXPENDITURES

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2004, our expenditures on research and development were $47,387,932. These included $8,522,984 in the year ended July 31, 2004, $5,150,075 in the year ended July 31, 2003 and $6,618,820 in the year ended July 31, 2002. The increase in our research and development expenses in 2004 compared to 2003 is due principally to activities of Antigen and our increased development of oral insulin formulation compared to last year, including the purchase of bulk insulin. The decrease in our research and development expenses in 2003 compared to 2002 is due principally to contraction of our ongoing research and development activities under our collaboration with Elan and the collaboration with Lilly, which ended in May 2003.

EMPLOYEES

At September 30, 2004, we had twenty-five full-time employees, including our executive officers and other individuals who work for us full time but are employed by management companies that provide their services and including eight employees of our new subsidiary Antigen. Fourteen of our employees are executive and administrative, nine are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and two are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees are covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for these people from other pharmaceutical and biotechnology companies as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We do not have fixed term agreements with any of our key management or scientific staff, other than Dr. Pankaj Modi who, on August 26, 2004, resigned from his position as Vice President, Research and Development and terminated his Consulting Agreement with us, see "Developments in Fiscal 2004" under Management's Discussion and Analysis. While Dr. Modi's resignation was effective immediately, pursuant to the terms of the Consulting Agreement, the effective date of termination of the Consulting Agreement is August 25, 2005.

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

EXECUTIVE OFFICERS AND DIRECTORS

        NAME                                 AGE      POSITION HELD WITH GENEREX
        Anna E. Gluskin                      53       Chairman, President, Chief Executive Officer and
                                                      Director

        Rose C. Perri                        37       Chief Operating Officer, Acting Chief Financial Officer,
                                                      Treasurer, Secretary and Director

        Gerald Bernstein, M.D.               71       Director, Vice President Medical Affairs

        Mark Fletcher, Esquire               39       Executive Vice President and General Counsel

        J. Michael Rosen                     53       Director

        John P. Barratt                      60       Director

        Mindy J. Allport-Settle              37       Director

        Brian T. McGee                       43       Director

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

Gerald Bernstein, M.D. -- Director since October 2002. Dr. Gerald Bernstein has served as Vice President of Generex since October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York since 1999. He was president of the American Diabetes Association from 1997 to 1998.

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

John P. Barratt -- Director since March 2003. Mr. Barratt is Court appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, A US Chapter 11 Bankruptcy Case. Prior to his appointment in 2002, he served as Chief Operating Officer of Beyond.com, since 2000. From January 1996 to September 2000, Mr. Barratt served as partner-in-residence for the Quorum Group of Companies, an international investment partnership specializing in providing debt and equity capital to the emerging high growth technology sector. From 1988 to December 1995, Mr. Barratt was Executive Vice President and Chief Operating Officer of Coscan Development Corporation. He previously held a number of senior-level management positions, including Deputy Chief Executive of Lloyds Bank Canada. Mr. Barratt also currently serves on the Board of Directors and is Chairman of the Credit Committee and member of the Audit Committee for the Bank of China (Canada), as a director and a member of the Audit Committee of GLP NT Corporation and BNN Split Corporation. Mr. Barratt also serves on the Advisory Board of Brascan SoundVest Diversified Income Fund and Brascan SoundVest Total Return Fund.

Mindy J. Allport-Settle - Director since February 2004. Ms. Allport-Settle has been President and Chief Executive Officer of Integrated Development, LLC ("Integrated") since 1998. Integrated is an independent consulting firm to the pharmaceutical industry, providing informed guidance in operational, project and contract management, new business development and regulatory compliance. In addition to her position with Integrated, Ms. Allport-Settle has been a Vice-President of Impact Management Services, Inc. ("IMS") since 2003, which also provides consulting services to the pharmaceutical industry. In her current positions at Integrated and IMS, Ms. Allport-Settle has worked with several major pharmaceutical companies. From 2001 to 2002, Ms. Allport-Settle was Director of Client Services for Scriptorium Publishing Service. From 1992 to 1994, Ms. Allport-Settle was an Eye Bank Technician/Organ Procurement Surgeon for NC Eye & Human Tissue Bank; and from 1991 to 1998, Ms. Allport-Settle was a Freelance Writer and Photographer. Ms. Allport-Settle is currently working on her M.B.A. in Global Management at the University of Phoenix and expects to receive her degree in 2005.

Brian T. McGee - Director since March 2004. Mr. McGee has been a partner of Zeifman & Company, LLP ("Zeifman") since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifman is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School.

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

Dr. Robert E. Humphreys, M.D., Ph.D., is currently Executive Vice-President and Chief Operating Officer of our subsidiary, Antigen Express, Inc. Dr. Humphreys founded Antigen in 1996 and was its President. He has extensive experience in the National Institute of Health, arthritis, cancer and diabetes study sections. Dr. Humphreys is an inventor on (six) 6 awarded US patents and has over 150 peer-reviewed publications. Prior to founding Antigen, Dr. Humphreys was Professor of Medicine and Pharmacology at University of Massachusetts Medical School. He received his M.D. and Ph.D. degrees from Yale University and was a post-doctoral fellow in biochemistry at Harvard University. He also received his clinical training at Bethesda Naval Hospital and was an Officer at the Naval Medical Research Institute.

Eric von Hofe, PhD, is currently a Vice President of Technology Development of our subsidiary, Antigen Express, Inc. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in twenty-eight articles in peer- reviewed journals and he has been an inventor on four patents. Dr. von Hofe was Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers.


Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company's chief experimentalist.

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

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $ 94,231,316 at July 31, 2004. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We need additional capital

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development or market.

We will require funds in excess of our existing cash resources:

     o   to proceed with the development of our buccal insulin product;
     o to proceed under our joint venture with Elan, which requires us to fund 80.1% of initial product development costs;
     o   to develop other buccal and immunomedicine products;
     o to develop new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
     o   to develop or acquire other technologies or other lines of business;
     o   to establish and expand our manufacturing capabilities;
     o to finance general and administrative and research activities that are not related to specific products under development; and
     o to finance the research and development activities of our new subsidiary Antigen.

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

While over 800 patients with diabetes have been dosed with our oral insulin formulation at approved facilities in seven countries, our insulin product has not been approved for marketing in any country. Until we have developed a commercially viable product which receives regulatory approval, we will not receive revenues from ongoing operations.

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

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. No motion to confirm this award has been filed by Sands as of the date of this report. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals. As such, the award is subject to further legal proceedings.

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

On June 5, 2003, our common stock was delisted from the NASDAQ National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on the NASDAQ SmallCap Market. The NASDAQ SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751 which makes us noncompliant with their standard for continued listing.

In addition, for continued listing on both the NASDAQ National Market and SmallCap Market, our stock price must be at least $1.00. During periods in fiscal 2004 and the beginning of fiscal 2005, our stock price dropped close to and below $1.00 per share. If we do not meet this requirement in the future, we may be subject to delisting by NASDAQ.

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

There may be wide fluctuations in the price of our common stock. These fluctuations may be caused by several factors including:

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

ITEM 2.           PROPERTIES

Our executive and principal administrative offices occupy approximately 5,000 square feet of office space in the Business Centre at 33 Harbour Square in downtown Toronto, Ontario, Canada. We own the Business Centre, which comprises approximately 9,100 square feet of usable space. The space in the Business Centre that is not used by us is leased to third parties.

We own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin product in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet. We also own all additional units in the same building where our pilot manufacturing facility is located. These units are currently leased to third parties and one is being used for storage. All of these spaces could be used for manufacturing facilities if necessary. We have obtained regulatory approval for the laboratory facility, and we are currently in the process of obtaining regulatory approval for the pilot manufacturing facility.

We have mortgages on our Toronto properties totaling $2,224,783 at July 31, 2004. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate $17,313 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,366,122 in fiscal 2005 and $858,661 in fiscal 2006.

We lease approximately 1,710 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of $94,085. This space is sufficient for Antigen's present activities.

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

On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limits the issue of damages before the new panel of arbitrators to reliance damages which is not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was incorrect.

On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. A new arbitration took place in early June 2004.

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. No motion to confirm this award has been filed by Sands as of the date of this report. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals. As such, the award is subject to further legal proceedings.

At the present time, we are not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

Subash Chandarana et al. v. Generex Biotechnology Corporation. In February 2001, a former business associate of Dr. Pankaj Modi ("Modi"), and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and Modi that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by CTI. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The court granted our motion to dismiss the action of CTI and denied the plaintiffs' cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Modi and us. We have opposed the application which is now pending before the Court. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and us. A statement of claim was served in July 2004. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

We are involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, we do not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on our financial position, operations or cash flows.

With respect to all litigation, as additional information concerning the estimates used by us becomes known, we reassess its position both with respect to accrued liabilities and other potential exposures.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of Stockholders of Generex Biotechnology Corporation was held on May 17, 2004. At the meeting, 19,786,399 shares of Common Stock were represented and entitled to vote. Generex stockholders elected all nominees to the Board of Directors, approved a proposal relating to issuance of common stock at less than market value and ratified the appointment of BDO Dunwoody, LLP as independent public accountants for the fiscal year ending July 31, 2004. The results of the vote for the Board of Directors was as follows:

------------------------------------------------------------ ------------------ ------------------- ------------------
Election of nominees to Board of
Directors for terms expiring May 2004                        Votes For          Votes Against       Abstentions
-------------------------------------                        ---------          -------------       -----------
------------------------------------------------------------ ------------------ ------------------- ------------------
Mindy Allport- Settle                                        19,492,947                 0           293,452
------------------------------------------------------------ ------------------ ------------------- ------------------
John P. Barratt                                              19,497,602                 0           288,797
------------------------------------------------------------ ------------------ ------------------- ------------------
Gerald Bernstein, M.D.                                       19,324,977                 0           461,422
------------------------------------------------------------ ------------------ ------------------- ------------------
Anna E. Gluskin                                              19,466,979                 0           319,420
------------------------------------------------------------ ------------------ ------------------- ------------------
Brian T. McGee                                               19,479,476                 0           306,923
------------------------------------------------------------ ------------------ ------------------- ------------------
Rose C. Perri                                                19,454,744                 0           331,655
------------------------------------------------------------ ------------------ ------------------- ------------------
J. Michael Rosen                                             19,489,126                 0           297,273
------------------------------------------------------------ ------------------ ------------------- ------------------


The approved proposal relating to issuance of below market priced securities was to authorize the Board of Directors, in the three-month period commencing with the date of the meeting, to issue, without prior stockholder approval, in connection with capital raising transactions, and/or acquisitions of assets, businesses or companies, up to 10,000,000 shares of common stock, including options, warrants, securities or other rights convertible into common stock, in the aggregate, in excess of the number of shares that NASDAQ's Rules 4350(i)(1)(C) and (D) permit the Company to issue in such transactions without prior stockholder approval. The issuance of such 10,000,000 shares to be upon such terms as the Board of Directors shall deem to be in the best interests of the Company, for a price of not less than 70% of the price at the time of such issuance and for an aggregate consideration not to exceed $50,000,000. The authorization also applies to prior issuances of common stock which are considered retroactively to have been issued at below market price due to "integration" with a new issuance.

         The results of the votes on the proposals were as follows:

------------------------------------------------ ----------------- ---------------- ----------------- ----------------
                                                                                                          Broker
                                                    Votes For       Votes Against      Abstention        Non-Votes
                                                    ---------       -------------      ----------        ---------
------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Proposal to Authorize Issuance                      6,052,604          834,765            57,382       12,841,648
of Shares at below Market Prices
------------------------------------------------ ----------------- ---------------- ----------------- ----------------
Ratification of BDO Dunwoody                       19,547,356          189,187            49,856                0
As Independent Public Accountants
------------------------------------------------ ----------------- ---------------- ----------------- ----------------

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

Our common stock has been listed on the NASDAQ SmallCap Market since June 5, 2003. From May 5, 2000 to June 4, 2004, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below sets forth the high and low, intra-day sales prices of our common stock reported on the NASDAQ National Market for each fiscal quarter (or portion thereof) in the prior two years ended July 31, 2004. The table below also sets forth the high and low closing "bid" prices for our common stock reported on the NASDAQ SmallCap Market for the period from June 5, 2003 to July 31, 2004.

                                                             SALES PRICES
                                                       (EXCEPT WHERE INDICATED)

                                                       HIGH               LOW

              FISCAL 2003

              First Quarter                            $2.63              $0.85
              Second Quarter                           $2.60              $1.00
              Third Quarter                            $1.42              $0.65
              Fourth Quarter
                  05/01/03 - 06/04/03                  $1.72              $0.87
                  06/05/03 - 07/31/03*                 $2.63              $1.35

              FISCAL 2004

              First Quarter                            $2.47              $1.12
              Second Quarter                           $2.32              $1.23
              Third Quarter                            $2.02              $1.26
              Fourth Quarter                           $1.86              $1.00

* High and low closing "bid" prices, which represent prices between dealers, do not include retail markup, markdown or commission and may not represent actual transactions.

The closing sales price for our common stock reported on November 8, 2004, was $0.80.

At November 8, 2004, there were 720 holders of record of our common stock.

EXISTING STOCK COMPENSATION PLANS

The following table sets forth information as of July 31, 2004 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

    ---------------------------- --------------------------- ------------------------- -------------------------
                                                                                         Number of securities
                                                                                       remaining available for
                                                                                        future issuance under
                                  Number of securities to        Weighted-average        equity compensation
                                  be issued upon exercise       exercise price of          plans (excluding
                                  of outstanding options,      outstanding options,    securities reflected in
           Plan Category            warrants and rights        warrants and rights           column (a))
    ---------------------------- --------------------------- ------------------------- -------------------------
                                            (a)                            (b)                    (c)

    ---------------------------- --------------------------- ------------------------- -------------------------
    Equity compensation
    plans approved by
    security holders

    1998 Stock Option Plan                 643,500                         $5.00                              0

    2000 Stock Option Plan               1,229,500                         $7.50                        770,500

    2002 Stock Option Plan               5,341,159                         $2.39                      2,658,841
                                         ---------                         -----                      ---------

    Total                                7,214,159                         $3.49                      3,429,341

    ---------------------------- --------------------------- ------------------------- -------------------------

    Equity compensation                          0                          0                                 0
    plans   not   approved   by
    security holders

    ---------------------------- --------------------------- ------------------------- -------------------------
    Total                                7,214,159                         $3.49                      3,429,341

    ---------------------------- --------------------------- ------------------------- -------------------------


DIVIDENDS

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

RECENT SALES OF UNREGISTERED SECURITIES

In the fiscal year ended July 31, 2004 and subsequent period we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act of 1933 as follows:

     o On August 8, 2003, we acquired all of the outstanding capital stock of Antigen Express, Inc. pursuant to an Agreement and Plan of Merger ("Merger Agreement"). Pursuant to the Merger Agreement, Antigen became our wholly-owned subsidiary. Upon consummation of the Merger, we issued an aggregate of approximately 1,779,974 shares of our common stock to the former Antigen shareholders in connection with the Merger, and issued an additional 1,000,000 shares on January 31, 2004. The shares of our common stock issued in connection with the Merger were restricted securities. However, they are registered for resale pursuant to a registration statement on Form S-3 that became effective in November 2003.

     o During the fiscal quarter ended October 31, 2003, we issued an aggregate of 487,500 shares to Jeffrey Trenk, Sound Capital Incorporated, Global Advisory Services, LLC and CEOcast Inc. for consulting services. For financial reporting purposes, we recognized an expense of $918,000 in connection with the issuance of these shares for services, which was approximately equal to the fair market value of the shares when issued. As these transactions were not eligible for S-8 registration, we relied on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") in connection with the issuance of these shares. The shares are restricted, and each of the consultants, being primarily engaged in the financial industry, had access to the information which would have been presented in a registration statement and sufficient sophistication so as to not require the protections afforded by registration under the Securities Act. 150,000 of these shares have been registered for resale on form S-3.

     o In January 2004, we completed three private placements of our common stock and warrants with four accredited investors. Under the terms of the private placements, we sold units, consisting of an aggregate of 1,984,808 shares of common stock and five-year warrants to purchase an aggregate of 496,202 shares of common stock, for gross proceeds of $3,000,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933. The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     o In February 2004, we completed three additional private placements of common stock and warrants with three accredited investors. Pursuant to the terms of these private placements, we sold units, consisting of an aggregate of 829,092 shares of common stock and five year warrants to purchase an aggregate of 207,274 shares of common stock, for gross proceeds of $1,264,000. In addition to the shares of common stock and warrants purchased by the investors at each closing, each investor received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act. The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     o On February 6, 2004, we authorized the issuance of an aggregate of 175,000 shares to Sound Capital Incorporated and Global Advisory Services, LLC for consulting services. For financial reporting purposes, we recognized an expense of $287,000 in connection with the issuance of these shares for services, which was approximately equal to the fair market value of the shares when issued. As transactions were not eligible for S-8 registration, we relied on Section 4(2) of the Securities Act in connection with the issuance of these shares. The shares are restricted, and each of the consultants, being primarily engaged in the financial industry, had access to the information which would have been presented in a registration statement and sufficient sophistication so as to not require the protections afforded by registration under the Securities Act. All of these shares have been registered for resale on form S-3.

     o In July 2004, we completed a private placement of our common stock and warrants with four accredited investors. In accordance with the terms of the private placement, we sold units, consisting of an aggregate of 2,459,016 shares of our common stock and five-year warrants to purchase an aggregate of 1,967,213 shares of common stock, for gross proceeds of $3,000,000. In addition to the shares of common stock and warrants purchased by the investors at closing, each received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933. The proceeds from the private placement will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products.

     o During the first fiscal quarter of 2005, we issued 770,000 shares and 500,000 warrants to purchase our common stock to consultants in exchange for services. For financial reporting purposes, we recognized an expense of $1,254,300 in connection with the issuance of these shares and warrants, which represents their fair market value.

         On November 10, 2004, the Company entered into definitive agreements with four accredited investors, pursuant to which the Company will issue convertible promissory notes for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The notes are convertible into registered common stock of the Company at a per share price equal to the 10-day Volume Weighted Average Price (VWAP) on the closing date. The coupon and amortization payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the 20-day VWAP at as the payment date. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data is derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the year ended July 31, 2004 and July 31, 2003 were audited by BDO Dunwoody, LLP. Our financial statements for the years ended July 31, 2002 and 2001 were audited by Deloitte & Touche LLP. Our financial statements for the year ended July 31, 2000 were audited by WithumSmith+Brown.


In thousands, except per share data

                                                             Year Ended July 31,

                               2004             2003            2002             2001            2000
                               ----             ----            ----             ----            ----
Operating Results:

Revenue                        $627             --              --               $1,000          --

Net Loss                       ($18,363)        $(13,262)       $(13,693)        $(27,097)       $(8,841)

Net Loss Available to          ($19,173)        $(14,026)       $(14,414)        $(27,097)       $(8,841)
Common Stockholders

Cash Dividends per share       --               --              --               --              --
Common Stockholders

Loss per Common Share:

Basic and Diluted Net Loss     (.64)            (.67)           (.70)            (1.44)          (.58)
Per Common Share

Financial Positions:

Total Assets                   $19,012          $22,639         $28,161          $42,666         $10,341

Long-Term Debt                 $2,225           $1,895          $663             $693            $722

Series A, Preferred Stock      $14,310          $13,501         $12,736          $12,015         --
Stockholder's Equity           $530             $5,857          $12,863          $27,307         $8,415

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

Business History

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 800 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We have conducted several clinical trials with insulin supplied by Lilly under our agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. We will retain all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we will have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

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

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. To date, we have received a total of $627,184 in such research grants. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. During fiscal 2004, approximately 88% of our $8,522,984 research expenses were attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. During fiscal 2003, approximately 94% of our $5,150,075 of research and development was expended for insulin and platform technology, and approximately 5.5% for morphine and fentanyl.

Approximately 11%, or $937,385 of our research and development expenses for the fiscal year ended July 31, 2004 were related to Antigen's immunomedicine products. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal 2004

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

The Merger Agreement provided for each holder of Antigen common stock and each holder of each of the four outstanding series of Antigen preferred stock to receive shares of our common stock for each share of Antigen common stock or preferred stock held by such holder. The Merger Agreement established exchange rates for the conversion of Antigen common and the various series of preferred stock into our common stock. Upon consummation of the Merger, we issued an aggregate of approximately 1,779,974 shares of our common stock to the former Antigen stockholders in connection with the Merger, and issued an additional 1,000,000 shares on January 31, 2004. In addition, pursuant to the Merger Agreement, we assumed Antigen common stock purchase options. These options have been exercised for a total of 105,000 shares at an average exercise price of $0.40 per share. The remainder of the option shares expired November 6, 2003.

The shares of our common stock issued in connection with the Merger are restricted securities. However, they are registered for resale pursuant to a registration statement on Form S-3 that became effective in November 2003

More information regarding the accounting for this transaction is contained in
Note 3 to our consolidated financial statements contained in this report.

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

On January 31, 2004, we issued 1,000,000 shares of our common stock we were obligated to issue to the former shareholders of Antigen in accordance with the terms of the Merger Agreement.

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

On March 17, 2004, we announced the appointment of Brian McGee to our Board of Directors. Mr. McGee has been a partner of Zeifman & Company, LLP, Chartered Accounting firm based in Toronto, Ontario, since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985.

In July 2004, we completed a private placement of our common stock and warrants with four accredited investors. In accordance with the terms of the private placement, we sold units, consisting of an aggregate of 2,459,016 shares of our common stock and five-year warrants to purchase an aggregate of 1,967,213 shares of common stock, for gross proceeds of $3,000,000. In addition to the shares of common stock and warrants purchased by the investors at closing, each received an additional investment right to purchase for a period of time up to the same number of shares of common stock and warrants initially purchased by such investor. Each investor's additional investment right is exercisable into additional shares of our common stock and warrants at an exercise price equal to the last bid price, on a consolidated basis, on the trading day immediately proceeding the date on which definitive agreements were signed by us and each investor. The exercise price of all warrants is equal to 130% of such bid price. We undertook the offerings in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933. The proceeds from the private placements will be used for working capital and other general corporate purposes directly related to our growth, and the development of our products.

Developments Subsequent to Fiscal 2004.

On August 10, 2004 we issued an aggregate 770,000 shares of our common stock and 500,000 warrants to purchase our common stock to certain consultants in exchange for financial services recognizing expense of $1,254,300 to financial services.

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. No motion to confirm this award has been filed by Sands as of the date of this report. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals.

On August 26, 2004, Dr. Pankaj Modi resigned from his position as an officer of the Company (Vice-President, Research & Development). Also, on August 26, 2004 Dr. Modi gave notice to the Company that the Consulting Agreement between Dr. Modi and the Company will terminate effective August 25, 2005. See "Developments in Fiscal 2004" under Management's Discussion and Analysis. We do not believe that Dr. Modi's resignation or the termination of his Consulting Agreement with us will materially adversely affect us.

On October 18, 2004, the Company entered into Securities Purchase Agreement to sell 800,000 shares of common stock at $2.50 per share for the gross proceeds of $2,000,000. The closing date for this transaction is to be agreed upon, but in no event later than December 10, 2004.

On November 10, 2004, the Company entered into definitive agreements with four accredited investors, pursuant to which the Company will issue convertible promissory notes for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The notes are convertible into registered common stock of the Company at a per share price equal to the 10-day Volume Weighted Average Price (VWAP) on the closing date. The coupon and amortization payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the 20-day VWAP at as the payment date. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

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

RESULTS OF OPERATIONS - - 2004 COMPARED WITH 2003

We had a net loss of $18,362,583 for the year ended July 31, 2004 (fiscal 2004) compared to a net loss of $13,261,764 in the year ended July 31, 2003 (fiscal
2003). The net loss for fiscal 2004 and 2003 excludes $810,003 and $764,154, respectively, in non-cash stock dividend on preferred shares. The increase in our fiscal 2004 net loss resulted from an increase in research and development expenses (to $8,522,984 from $5,150,075) and an increase in general and administrative expenses (to $10,669,541 from $8,698,615)

The increase in research and development expenses for fiscal 2004 reflects research and development activities of Antigen, the increase in activities of regulatory consultants, bulk insulin purchases and an increase in depreciation of the patents due to additional patents acquired in the Antigen Merger. The increase in general and administrative expenses for fiscal 2004 reflects the increase in consulting services, increased level of participation in industry shows and seminars, travel associated with shows and financing activities, increased insurance and depreciation expenses as well as termination agreements. The increase in general and administrative expenses was partially offset by a decrease in legal and litigation expenses and a reduction in executive compensation.

Our interest and miscellaneous income (net of interest expense) in fiscal 2004 decreased to $129,198 from $565,511 in fiscal 2003 due to decreases in our cash and short-term investments and lower interest rates. We received higher income from rental operations (net of expense) of $73,560 in fiscal 2004 compared to $20,790 in fiscal 2003.

In both of the last two fiscal years, we incurred substantial expenses for financial advisory and other financing services that were not related to a specific financing and, therefore, were accounted for as general and administrative expenses. These expenses ($2,256,503 in fiscal 2004 and $2,239,431 in fiscal 2003) were paid partially through the issuance of common stock and/or warrants and options to purchase common stock.

RESULTS OF OPERATIONS - - 2003 COMPARED WITH 2002

We had a net loss of $13,261,764 for the year ended July 31, 2003 (fiscal 2003) compared to a net loss of $13,693,034 in the year ended July 31, 2002 (fiscal
2002). The net loss for fiscal 2003 and 2002 excludes $764,154 and $720,900, respectively, in preferred stock dividend on preferred shares. The decrease in our fiscal 2003 net loss resulted from a decrease in research and development expenses (to $5,150,075 from $6,618,820) that was offset in part by an increase in general and administrative expenses (to $8,698,615 from $7,911,626)

The increase in general and administrative expenses for fiscal 2003 reflects the issuance of common stock, options and warrants to employees, consultants and advisors for services rendered that resulted in an increase in non-cash charges of $882,698 (to $1,313,585 from $430,887). The increase in general and administrative expenses was partially offset by a decrease in legal and litigation expenses and a reduction in travel expenses. The decrease in research and development expenses for fiscal 2003 reflects the decreased level of research and development activities under our collaboration with Elan and under the collaboration with Lilly, which terminated in May 2003.

Our interest and miscellaneous income (net of interest expense) in fiscal 2003 decreased to $565,511 from $784,852 in fiscal 2002 due to decreases in our cash and short-term investments and lower interest rates. We received income from rental operations (net of expense) of $20,790 in fiscal 2003. We did not receive any income from rental operations in fiscal 2003.

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

LIQUIDITY AND CAPITAL RESOURCES

To date we have financed our development stage activities primarily through private placements of common stock. In fiscal 2004, we raised an aggregate of approximately $7,264,000 from private placements. In fiscal 2004 we granted stock options, warrants and shares of common stock to employees, consultants and advisors with a value of $1,538,405 for services rendered, all of which are included in general and administrative expenses. In September 2001, we began a program to repurchase up to $1 million of our common stock from the open market. Through July 31, 2004 we repurchased and cancelled a total of 149,500 shares of common stock for $483,869 at an average price of $3.24 per share. Notwithstanding the repurchase of the shares of common stock, our net loss resulted in a decrease in stockholders' equity to $529,751 at July 31, 2004, versus $5,856,965 at July 31, 2003.

At July 31, 2004, we had on hand cash and short term investments (primarily notes of U.S. corporations) of approximately $5 million versus approximately $14.7 million at July 31, 2003.

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

CONTRACTUAL OBLIGATIONS

--------------------------------------------------------------------------------------------------------------------------
                             Payments Due by Period
--------------------------------------------------------------------------------------------------------------------------
CONTRACTUAL OBLIGATIONS                                 TOTAL     LESS THAN 1    1-3 YEARS     3-5 YEARS      MORE THAN
                                                                      YEAR                                     5 YEARS
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Long-Term Debt Obligations                            2,224,783    1,366,122      858,661          0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Capital Lease Obligations                                 0            0             0             0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Operating Lease Obligations                            108,206       37,345        57,284        13,578           0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Purchase Obligations                                      0            0             0             0              0
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Other Long-Term Liabilities Reflected on the              0            0             0             0              0
Registrant's Balance Sheet under GAAP
---------------------------------------------------- ------------ ------------- ------------- ------------- --------------
Total                                                 2,332,989    1,403,467      915,945       13,578            0
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

We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2004 and 2003 we paid the management company approximately $40,180 and $33,237, respectively, in management fees.

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

As of July 31, 2004, we have a fixed rate debt totaling $2,224,783 comprised of $787,402 at 5.8%, $300,920 at 8.5%, $573,184 at 9.7%, $187,127 at 10% and
$376,150 at 11.5%. All interest rates are fixed and the instruments mature from July 2005 through August 2006. As our fixed rate debt matures, we will likely refinance such debt at their existing market interest rates which may be more or less than the fixed interest rates on the maturing debt. Because this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have not issued nor do we own any long term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                    PAGE
                                                                    ----


Report of Independent Registered Chartered Accountants              F-1-2


Consolidated Balance Sheets
July 31, 2004 and 2003                                              F-3


Consolidated Statements of Operations
For the Years Ended July 31, 2004, 2003 and 2002
and Cumulative From Inception to July 31, 2004                      F-4


Consolidated Statements of Changes in Stockholders' Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2004                                                    F-5 - F-13


Consolidated Statements of Cash Flows
For the Years Ended July 31, 2004, 2003 and 2002
and Cumulative From Inception to July 31, 2004                      F-14


Notes to Consolidated Financial Statements                          F-15 - F-40

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the consolidated balance sheets of Generex Biotechnology Corporation (a development stage company) as at July 31, 2004 and 2003 and the consolidated statements of operation, stockholder's equity and cash flows for the years then ended and for the period from November 2, 1995 (date of inception) to July 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Generex Biotechnology Corporation for the period from November 2, 1995 (date of inception) to July 31, 2002. Such statements are included in the cumulative inception to July 31, 2004 totals on the consolidated statements of operations and cash flows and reflect a net loss of 67% of the related cumulative total. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from November 2, 1995 (date of inception) to July 31, 2004 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of Generex Biotechnology Corporation (a development stage company) as at July 31, 2004 and 2003 and the results of its operations and cash flows for the years then ended and for the period from November 2, 1995 (date of inception) to July 31, 2004 in conformity with United States generally accepted accounting principles.




/s/ BDO Dunwoody LLP
Independent Registered Chartered Accountants
Toronto, Ontario
October 6, 2004, except for Note 20
which is as of November 10, 2004

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Generex Biotechnology Corporation:

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity and cash flows of Generex Biotechnology Corporation and subsidiaries (a development stage company) for the year ended July 31, 2002 and for the period from November 2, 1995 (date of inception) to July 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company's financial statements for the period from November 2, 1995 (date of inception) through July 31, 2000 were audited by other auditors whose report, dated September 14, 2000, expressed an unqualified opinion on those statements. The financial statements for the period November 2, 1995 (date of inception) through July 31, 2000 reflect total revenues and net loss of $-0-and $21,816,725, respectively, of the related totals. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, such financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended July 31, 2002 and for the period from November 2, 1995 (date of inception) to July 31, 2002, in conformity with accounting principles generally accepted in the United States of America.




/s/ Deloitte & Touche, LLP
Independent Registered Chartered Accountants

Toronto, Ontario
October 7, 2002

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS


                                                                                                      July 31,           July 31,
                                                                                                        2004               2003
                                                                                                   ------------        -----------
     ASSETS
Current Assets:
  Cash and cash equivalents                                                                        $  4,950,419        $ 12,356,578
  Restricted cash                                                                                       206,421             188,967
  Short-term investments                                                                                   --             2,362,071
  Other current assets                                                                                  870,934             319,293
                                                                                                   ------------        ------------
     Total Current Assets                                                                             6,027,774          15,226,909


Property and Equipment, Net                                                                           4,291,622           4,218,832
Assets Held for Investment, Net                                                                       2,250,506           1,906,312
Patents, Net                                                                                          5,696,905             898,876
Deposits                                                                                                395,889              25,000
Due From Related Party                                                                                  349,294             362,779
                                                                                                   ------------        ------------
     TOTAL ASSETS                                                                                  $ 19,011,990        $ 22,638,708
                                                                                                   ============        ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                                                            $  1,947,399        $  1,386,214
  Current maturities of long-term debt                                                                1,366,122             426,767
                                                                                                   ------------        ------------
     Total Current Liabilities                                                                        3,313,521           1,812,981

Long-Term Debt, Less Current Maturities                                                                 858,661           1,468,708

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized 1,000,000 shares, stated
  at redemption value, 1,191 and 1,123 shares issued and outstanding
  at July 31, 2004 and 2003, respectively                                                            14,310,057          13,500,054

Stockholders' Equity:
  Special Voting Rights Preferred stock, $.001 par value; authorized, issued and
   outstanding 1,000 shares at July 31, 2004 and 2003                                                         1                   1
  Common stock, $.001 par value; authorized 150,000,000 and 50,000,000 shares at July 31, 2004 and 2003, respectively issued 36,688,664 and
   26,017,524 shares at July 31, 2004 and 2003, respectively, and outstanding
   36,688,664 and 25,275,308 shares at July 31, 2004 and 2003, respectively                              34,264              26,017
  Treasury stock, at cost; -0- and 742,216 shares at July 31, 2004
   and 2003, respectively                                                                                  --            (1,610,026)
  Additional paid-in capital                                                                         97,110,291          85,065,980
  Notes receivable - common stock                                                                      (384,803)           (359,998)
  Deficit accumulated during the development stage                                                  (96,526,373)        (77,353,787)
  Accumulated other comprehensive income                                                                296,371              88,778
                                                                                                   ------------        ------------
     Total Stockholders' Equity                                                                         529,751           5,856,965
                                                                                                   ------------        ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                    $ 19,011,990        $ 22,638,708
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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                   Cumulative From
                                                                           For the Years Ended                    November 2, 1995
                                                                                 July 31,                        (Date of Inception)
                                                          -----------------------------------------------------       to July 31,
                                                               2004                2003                2002              2004
                                                          -------------       -------------       -------------  -------------------
Revenues                                                  $     627,184       $        --         $        --       $   1,627,184

Operating Expenses:
  Research and development                                    8,522,984           5,150,075           6,618,820        47,167,714
  Research and development - related party                         --                  --                  --             220,218
  General and administrative                                 10,669,541           8,698,615           7,911,626        54,251,312
  General and administrative - related party                       --                  --                  --             314,328
                                                          -------------       -------------       -------------     -------------
     Total Operating Expenses                                19,192,525          13,848,690          14,530,446       101,953,572
                                                          -------------       -------------       -------------     -------------

Operating Loss                                              (18,565,341)        (13,848,690)        (14,530,446)     (100,326,388)

Other Income (Expense):
  Miscellaneous income (expense)                                 (3,593)             94,376              15,995           125,348
  Income from Rental Operations, net                             73,560              20,790                --              94,350
  Interest income                                               249,264             543,336             833,167         3,371,612
  Interest expense                                             (116,473)            (72,201)            (64,310)         (534,423)
                                                          -------------       -------------       -------------     -------------

Net Loss Before Undernoted                                  (18,362,583)        (13,262,389)        (13,745,594)      (97,269,501)

Minority Interest Share of Loss                                    --                   625              52,560         3,038,185
                                                          -------------       -------------       -------------     -------------

Net Loss                                                    (18,362,583)        (13,261,764)        (13,693,034)      (94,231,316)

Preferred Stock Dividend                                        810,003             764,154             720,900         2,295,057
                                                          -------------       -------------       -------------     -------------

Net Loss Available to Common Shareholders                 $ (19,172,586)      $ (14,025,918)      $ (14,413,934)    $ (96,526,373)
                                                          =============       =============       =============     =============

Basic and Diluted Net Loss Per Common Share               $        (.64)      $        (.67)      $        (.70)
                                                          =============       =============       =============

Weighted Average Number of Shares of Common
  Stock Outstanding                                          30,167,535          20,885,164          20,660,079
                                                          =============       =============       =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                         Common
                                                                      Stock                           Stock
                                                                      -----                           -----
                                                        Shares             Amount             Shares          Amount
                                                        -------            -------          ---------       ----------
 Balance November 2, 1995
       (Inception)                                            -            $     -                  -      $         -
 Issuance of common stock for cash,
       February 1996, $.0254                                  -                  -            321,429              321
 Issuance of common stock for cash,
       February 1996, $.0510                                  -                  -             35,142               35
 Issuance of common stock for cash,
       February 1996, $.5099                                  -                  -            216,428              216
 Issuance of common stock for cash,
       March 1996, $10.2428                                   -                  -              2,500                3
 Issuance of common stock for cash,
       April 1996, $.0516                                     -                  -            489,850              490
 Issuance of common stock for cash,
       May 1996, $.0512                                       -                  -            115,571              116
 Issuance of common stock for cash,
       May 1996, $.5115                                       -                  -            428,072              428
 Issuance of common stock for cash,
       May 1996, $10.2302                                     -                  -            129,818              130
 Issuance of common stock for cash,
       July 1996, $.0051                                      -                  -          2,606,528            2,606
 Issuance of common stock for cash,
       July 1996, $.0255                                      -                  -            142,857              143
 Issuance of common stock for cash,
       July 1996, $.0513                                      -                  -             35,714               36
 Issuance of common stock for cash,
       July 1996, $10.1847                                    -                  -             63,855               64
 Costs related to issuance of common
       stock                                                  -                  -                  -                -
 Founders Shares transferred for services
       rendered                                               -                  -                  -                -
 Comprehensive Income (Loss):
       Net loss                                               -                  -                  -                -
       Other comprehensive income (loss)
          Currency translation adjustment                     -                  -                  -                -
               Total Comprehensive Income (Loss)
                                                        -------            -------          ---------       ----------
 Balance, July 31, 1996                                       -            $     -          4,587,764       $    4,588
                                                        -------            -------          ---------       ----------


                                                            Treasury                                           Notes
                                                             Stock                     Additional           Receivable -
                                                             -----                      Paid-In               Common
                                                       Shares         Amount             Capital               Stock
                                                       -------        -------          -----------            --------
 Balance November 2, 1995
       (Inception)                                           -        $     -          $         -            $      -
 Issuance of common stock for cash,
       February 1996, $.0254                                 -              -                7,838                   -
 Issuance of common stock for cash,
       February 1996, $.0510                                 -              -                1,757                   -
 Issuance of common stock for cash,
       February 1996, $.5099                                 -              -              110,142                   -
 Issuance of common stock for cash,
       March 1996, $10.2428                                  -              -               25,604                   -
 Issuance of common stock for cash,
       April 1996, $.0516                                    -              -               24,773                   -
 Issuance of common stock for cash,
       May 1996, $.0512                                      -              -                5,796                   -
 Issuance of common stock for cash,
       May 1996, $.5115                                      -              -              218,534                   -
 Issuance of common stock for cash,
       May 1996, $10.2302                                    -              -            1,327,934
 Issuance of common stock for cash,                                                                                  -
       July 1996, $.0051                                     -              -               10,777
 Issuance of common stock for cash,
       July 1996, $.0255                                     -              -                3,494                   -
 Issuance of common stock for cash,
       July 1996, $.0513                                     -              -                1,797                   -
 Issuance of common stock for cash,
       July 1996, $10.1847                                   -              -              650,282                   -
 Costs related to issuance of common
       stock                                                 -              -              (10,252)                  -
 Founders Shares transferred for services
       rendered                                              -              -              330,025                   -
 Comprehensive Income (Loss):
       Net loss                                              -              -                    -                   -
       Other comprehensive income (loss)
          Currency translation adjustment                    -              -                    -                   -

               Total Comprehensive Income (Loss)
                                                       -------        -------          -----------            --------
 Balance, July 31, 1996                                      -        $     -          $ 2,708,501            $      -
                                                       -------        -------          -----------            --------

                                                          Deficit
                                                        Accumulated          Accumulated
                                                         During the             Other                 Total
                                                        Development         Comprehensive         Stockholders'
                                                           Stage              Income (Loss)          Equity
                                                         ----------          ----------            -----------
 Balance November 2, 1995
       (Inception)                                       $        -          $        -            $         -
 Issuance of common stock for cash,
       February 1996, $.0254                                      -                   -                  8,159
 Issuance of common stock for cash,
       February 1996, $.0510                                      -                   -                  1,792
 Issuance of common stock for cash,
       February 1996, $.5099                                      -                   -                110,358
 Issuance of common stock for cash,
       March 1996, $10.2428                                       -                   -                 25,607
 Issuance of common stock for cash,
       April 1996, $.0516                                         -                   -                 25,263
 Issuance of common stock for cash,
       May 1996, $.0512                                           -                   -                  5,912
 Issuance of common stock for cash,
       May 1996, $.5115                                           -                   -                218,962
 Issuance of common stock for cash,
       May 1996, $10.2302                                         -                   -              1,328,064
 Issuance of common stock for cash,
       July 1996, $.0051                                          -                   -                 13,383
 Issuance of common stock for cash,
       July 1996, $.0255                                          -                   -                  3,637
 Issuance of common stock for cash,
       July 1996, $.0513                                          -                   -                  1,833
 Issuance of common stock for cash,
       July 1996, $10.1847                                        -                   -                650,346
 Costs related to issuance of common
       stock                                                      -                   -                (10,252)
 Founders Shares transferred for services
       rendered                                                   -                   -                330,025
 Comprehensive Income (Loss):
       Net loss                                            (693,448)                  -               (693,448)
       Other comprehensive income (loss)
          Currency translation adjustment                         -              (4,017)                (4,017)
                                                         ----------          ----------            -----------
               Total Comprehensive Income (Loss)           (693,448)             (4,017)              (697,465)
                                                         ----------          ----------            -----------
 Balance, July 31, 1996                                  $ (693,448)         $   (4,017)           $ 2,015,624
                                                         ----------          ----------            -----------



The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                         Common
                                                                      Stock                           Stock
                                                                      -----                           -----
                                                        Shares             Amount             Shares          Amount
                                                        -------            -------          ---------       ----------
 Balance, August 1, 1996                                     --        $        --          4,587,764      $     4,588
 Issuance of common stock for cash,
       September 1996, $.0509                                --                 --              2,143                2
 Issuance of common stock for cash,
       December 1996, $10.2421                               --                 --              1,429                1
 Issuance of common stock for cash,
       January 1997, $.0518                                  --                 --              1,466                1
 Issuance of common stock for cash,
       March 1997, $10.0833                                  --                 --                 12               --
 Issuance of common stock for cash,
       May 1997, $.0512                                      --                 --              4,233                4
 Issuance of common stock for cash,
       May 1997, $.5060                                      --                 --          4,285,714            4,286
 Costs related to issuance of common
       stock, May 1997                                       --                 --                 --               --
 Issuance of common stock for cash,
       May 1997, $10.1194                                    --                 --             18,214               18
 Issuance of common stock for cash,
       June 1997, $.0504                                     --                 --             10,714               11
 Issuance of common stock for cash,
       June 1997, $.5047                                     --                 --             32,143               32
 Issuance of common stock for cash,
       June 1997, $8.9810                                    --                 --             29,579               30
 Issuance of common stock for cash,
       June 1997, $10.0978                                   --                 --                714                1
 Issuance of common stock for cash,
       July 1997, $10.1214                                   --                 --             25,993               26
 Costs related to issuance of common
       stock                                                 --                 --                 --               --
 Founders Shares transferred for services
       rendered                                              --                 --                 --               --
 Comprehensive Income (Loss):
       Net loss                                              --                 --                 --               --
       Other comprehensive income (loss)
          Currency translation adjustment                    --                 --                 --               --

               Total Comprehensive Income (Loss)
                                                    -----------        -----------          ---------      -----------
 Balance, July 31, 1997                                      --        $        --          9,000,118      $     9,000
                                                    ===========        ===========          =========      ===========
                                                          Treasury                                           Notes
                                                           Stock                     Additional           Receivable -
                                                           -----                      Paid-In               Common
                                                     Shares         Amount             Capital                Stock
                                                     -------        -------          -----------            --------
 Balance, August 1, 1996                                 --    $        --           $ 2,708,501         $        --
 Issuance of common stock for cash,
       September 1996, $.0509                            --             --                   107                  --
 Issuance of common stock for cash,
       December 1996, $10.2421                           --             --                14,635                  --
 Issuance of common stock for cash,
       January 1997, $.0518                              --             --                    75                  --
 Issuance of common stock for cash,
       March 1997, $10.0833                              --             --                   121                  --
 Issuance of common stock for cash,
       May 1997, $.0512                                  --             --                   213                  --
 Issuance of common stock for cash,
       May 1997, $.5060                                  --             --             2,164,127                  --
 Costs related to issuance of common
       stock, May 1997                                   --             --              (108,421)                 --
 Issuance of common stock for cash,
       May 1997, $10.1194                                --             --               184,297                  --
 Issuance of common stock for cash,
       June 1997, $.0504                                 --             --                   529                  --
 Issuance of common stock for cash,
       June 1997, $.5047                                 --             --                16,190                  --
 Issuance of common stock for cash,
       June 1997, $8.9810                                --             --               265,618                  --
 Issuance of common stock for cash,
       June 1997, $10.0978                               --             --                 7,209                  --
 Issuance of common stock for cash,
       July 1997, $10.1214                               --             --               263,060                  --
 Costs related to issuance of common
       stock                                             --             --               (26,960)                 --
 Founders Shares transferred for services
       rendered                                          --             --                23,481                  --
 Comprehensive Income (Loss):
       Net loss                                          --             --                    --                  --
       Other comprehensive income (loss)
          Currency translation adjustment                --             --                    --                  --

               Total Comprehensive Income (Loss)
                                                    -------    -----------           -----------         -----------
 Balance, July 31, 1997                                  --    $        --           $ 5,512,782         $        --
                                                    =======    ===========           ===========         ===========

                                                      Deficit
                                                     Accumulated          Accumulated
                                                      During the             Other                 Total
                                                     Development           Comprehensive       Stockholders'
                                                         Stage              Income (Loss)          Equity
                                                       ----------          ----------            -----------
 Balance, August 1, 1996                             $  (693,448)        $    (4,017)           $ 2,015,624
 Issuance of common stock for cash,
       September 1996, $.0509                                 --                  --                    109
 Issuance of common stock for cash,
       December 1996, $10.2421                                --                  --                 14,636
 Issuance of common stock for cash,
       January 1997, $.0518                                   --                  --                     76
 Issuance of common stock for cash,
       March 1997, $10.0833                                   --                  --                    121
 Issuance of common stock for cash,
       May 1997, $.0512                                       --                  --                    217
 Issuance of common stock for cash,
       May 1997, $.5060                                       --                  --              2,168,413
 Costs related to issuance of common
       stock, May 1997                                        --                  --               (108,421)
 Issuance of common stock for cash,
       May 1997, $10.1194                                     --                  --                184,315
 Issuance of common stock for cash,
       June 1997, $.0504                                      --                  --                    540
 Issuance of common stock for cash,
       June 1997, $.5047                                      --                  --                 16,222
 Issuance of common stock for cash,
       June 1997, $8.9810                                     --                  --                265,648
 Issuance of common stock for cash,
       June 1997, $10.0978                                    --                  --                  7,210
 Issuance of common stock for cash,
       July 1997, $10.1214                                    --                  --                263,086
 Costs related to issuance of common
       stock                                                  --                  --                (26,960)
 Founders Shares transferred for services
       rendered                                               --                  --                 23,481
 Comprehensive Income (Loss):
       Net loss                                       (1,379,024)                 --             (1,379,024)
       Other comprehensive income (loss)
          Currency translation adjustment                     --               3,543                  3,543
                                                     -----------         -----------            -----------
               Total Comprehensive Income (Loss)      (1,379,024)              3,543             (1,375,481)
                                                     -----------         -----------            -----------
 Balance, July 31, 1997                              $(2,072,472)        $      (474)           $ 3,448,836
                                                     ===========         ===========            ===========

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------
 Balance, August 1, 1997                                          --         $       --          9,000,118          $    9,000
 Issuance of warrants in exchange for
       services rendered, October 1997, $.50                      --                 --                 --                  --
 Issuance of common stock in exchange
       for services rendered, December 1997, $0.05                --                 --            234,000                 234
 Issuance of SVR Preferred Stock in exchange
       for services rendered, January 1998, $.001              1,000                  1                 --                  --
 Shares issued pursuant to the January 9, 1998
       reverse merger between GBC-Delaware, Inc.
       and Generex Biotechnology Corporation                      --                 --          1,105,000               1,105
 Issuance of common stock for cash,  March
       1998, $2.50                                                --                 --             70,753                  71
 Issuance of common stock for cash,  April
       1998, $2.50                                                --                 --             60,000                  60
 Issuance of common stock in exchange
       for services rendered, April 1998, $2.50                   --                 --             38,172                  38
 Issuance of common stock for cash,  May
       1998, $2.50                                                --                 --            756,500                 757
 Issuance of common stock in exchange
       for services rendered, May 1998, $2.50                     --                 --            162,000                 162
 Issuance of warrants in exchange for
       services rendered, May 1998, $.60                          --                 --                 --                  --
 Issuance of common stock for cash,  June
       1998, $2.50                                                --                 --            286,000                 286
 Exercise of warrants for cash, June
       1998, $0.0667                                              --                 --            234,000                 234
 Issuance of common stock in exchange
       for services rendered, June 1998, $2.50                    --                 --             24,729                  24
 Comprehensive Income (Loss):
       Net loss                                                   --                 --                 --                  --
       Other comprehensive income (loss)
          Currency translation adjustment                         --                 --                 --                  --

               Total Comprehensive Income (Loss)
                                                        ------------         ----------         ----------          ----------
 Balance, July 31, 1998                                        1,000         $        1         11,971,272          $   11,971
                                                        ============         ==========         ==========          ==========
                                                                     Treasury                                          Notes
                                                                      Stock                    Additional          Receivable -
                                                                      -----                     Paid-In               Common
                                                          Shares              Amount             Capital                Stock
                                                     ----------------   -----------------   ------------------    ----------------
 Balance, August 1, 1997                                          --          $       --           $5,512,782           $      --
 Issuance of warrants in exchange for
       services rendered, October 1997, $.50                      --                  --              234,000                  --
 Issuance of common stock in exchange
       for services rendered, December 1997, $0.05                --                  --               10,698                  --
 Issuance of SVR Preferred Stock in exchange
       for services rendered, January 1998, $.001                 --                  --                   99                  --
 Shares issued pursuant to the January 9, 1998
       reverse merger between GBC-Delaware, Inc.
       and Generex Biotechnology Corporation                      --                  --               (1,105)                 --
 Issuance of common stock for cash,  March
       1998, $2.50                                                --                  --              176,812                  --
 Issuance of common stock for cash,  April
       1998, $2.50                                                --                  --              149,940                  --
 Issuance of common stock in exchange
       for services rendered, April 1998, $2.50                   --                  --               95,392                  --
 Issuance of common stock for cash,  May
       1998, $2.50                                                --                  --            1,890,493                  --
 Issuance of common stock in exchange
       for services rendered, May 1998, $2.50                     --                  --              404,838                  --
 Issuance of warrants in exchange for
       services rendered, May 1998, $.60                          --                  --              300,000                  --
 Issuance of common stock for cash,  June
       1998, $2.50                                                --                  --              714,714                  --
 Exercise of warrants for cash, June
       1998, $0.0667                                              --                  --               15,374                  --
 Issuance of common stock in exchange
       for services rendered, June 1998, $2.50                    --                  --               61,799                  --
 Comprehensive Income (Loss):
       Net loss                                                   --                  --                   --                  --
       Other comprehensive income (loss)
          Currency translation adjustment                         --                  --                   --                  --

               Total Comprehensive Income (Loss)
                                                          ----------          ----------           ----------           ---------
 Balance, July 31, 1998                                           --          $       --           $9,565,836           $      --
                                                          ==========          ==========           ==========           =========

                                                            Deficit
                                                          Accumulated          Accumulated
                                                           During the             Other                 Total
                                                          Development           Comprehensive       Stockholders'
                                                              Stage              Income (Loss)          Equity
                                                       -------------------   -----------------    -------------------
 Balance, August 1, 1997                                     $ (2,072,472)       $      (474)           $  3,448,836
 Issuance of warrants in exchange for
       services rendered, October 1997, $.50                           --                  --                234,000
 Issuance of common stock in exchange
       for services rendered, December 1997, $0.05                     --                  --                 10,932
 Issuance of SVR Preferred Stock in exchange
       for services rendered, January 1998, $.001                      --                  --                    100
 Shares issued pursuant to the January 9, 1998
       reverse merger between GBC-Delaware, Inc.
       and Generex Biotechnology Corporation                           --                  --                     --
 Issuance of common stock for cash,  March
       1998, $2.50                                                     --                  --                176,883
 Issuance of common stock for cash,  April
       1998, $2.50                                                     --                  --                150,000
 Issuance of common stock in exchange
       for services rendered, April 1998, $2.50                        --                  --                 95,430
 Issuance of common stock for cash,  May
       1998, $2.50                                                     --                  --              1,891,250
 Issuance of common stock in exchange
       for services rendered, May 1998, $2.50                          --                  --                405,000
 Issuance of warrants in exchange for
       services rendered, May 1998, $.60                               --                  --                300,000
 Issuance of common stock for cash,  June
       1998, $2.50                                                     --                  --                715,000
 Exercise of warrants for cash, June
       1998, $0.0667                                                   --                  --                 15,608
 Issuance of common stock in exchange
       for services rendered, June 1998, $2.50                         --                  --                 61,823
 Comprehensive Income (Loss):
       Net loss                                                (4,663,604)                 --             (4,663,604)
       Other comprehensive income (loss)
          Currency translation adjustment                              --             (198,959)             (198,959)
                                                             ------------        -------------          ------------
               Total Comprehensive Income (Loss)               (4,663,604)            (198,959)            4,862,563
                                                             ------------        -------------          ------------
 Balance, July 31, 1998                                      $ (6,736,076)       $    (199,433)         $  2,642,299
                                                             ============        =============          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

              GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------
 Balance, August 1, 1998                                        1,000       $          1         11,971,272        $     11,971
 Issuance of common stock for cash,  August
       1998, $3.00                                                 --                 --            100,000                 100
 Issuance of common stock for cash,  August
       1998, $3.50                                                 --                 --             19,482                  19
 Redemption of common stock for cash,
       September 1998, $7.75                                       --                 --            (15,357)                (15)
 Issuance of common stock for cash,
       September-- October 1998, $3.00                             --                 --            220,297                 220
 Issuance of common stock for cash, August--
       October 1998, $4.10                                         --                 --            210,818                 211
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $2.50             --                 --             21,439                  21
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $4.10             --                 --             18,065                  18
 Issuance of common stock in exchange
       for services rendered, September 1998, $4.10                --                 --            180,000                 180
 Issuance of warrants in exchange for
       services rendered, October 1998, $.26                       --                 --                 --                  --
 Issuance of stock options in exchange for
       services rendered, November 1998, $1.85                     --                 --                 --                  --
 Issuance of warrants in exchange for
       services rendered, November 1998, $1.64                     --                 --                 --                  --
 Issuance of common stock for cash,
       November 1998-- January 1999, $3.50                         --                 --            180,000                 180
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.00                         --                 --            275,000                 275
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.10                         --                 --             96,852                  97
 Issuance of common stock in exchange
       for services rendered, November 1998--
       January 1999, $4.10                                         --                 --             28,718                  29
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.00                         --                 --             20,000                  20
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.50                         --                 --             15,000                  15
 Issuance of common stock in exchange for
       services rendered, January 1999, $5.00                      --                 --                392                  --
 Issuance of common stock for cash,
       February 1999, $5.00                                        --                 --              6,000                   6
 Issuance of common stock in exchange for
       services rendered, February 1999, $6.00                     --                 --              5,000                   5
 Issuance of common stock for cash,
       March 1999, $6.00                                           --                 --             11,000                  11
 Issuance of common stock for cash,
       April 1999, $5.50                                           --                 --            363,637                 364
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.21                        --                 --                 --                  --
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.17                        --                 --                 --                  --
 Issuance of warrants in exchange for
       services rendered, April 1999, $2.89                        --                 --                 --                  --
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.27                        --                 --                 --                  --
 Stock adjustment                                                  --                 --                714                   1
 Issuance of common stock for cash,
       May 1999, $5.50                                             --                 --            272,728                 273
 Issuance of common stock in exchange for
       services rendered, May-- June 1999, $5.50                   --                 --             60,874                  61
 Exercise of warrants for cash, June 1999, $5.50                   --                 --            388,375                 389
 Exercise of warrants in exchange for note
       receivable, June 1999, $5.00                                --                 --             94,776                  95
 Exercise of warrants in exchange for services
       rendered, June 1999, $5.00                                  --                 --             13,396                  13
 Reduction of note receivable in exchange for
       services rendered                                           --                 --                 --                  --
 Shares tendered in conjunction with warrant
       exercise, June 1999, $7.8125                                --                 --           (323,920)               (324)
 Exercise of warrants for shares tendered,
       June 1999, $5.00                                            --                 --            506,125                 506
 Cost of warrants redeemed for cash                                --                 --                 --                  --
 Cost related to warrant redemption, June 1999                     --                 --                 --                  --
 Costs related to issuance of common stock                         --                 --                 --                  --
 Comprehensive Income (Loss):
       Net Loss                                                    --                 --                 --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                          --                 --                 --                  --
                                                         ------------       ------------         ----------         -----------
               Total Comprehensive Income (Loss)

 Balance, July 31, 1999                                         1,000       $          1         14,740,683         $    14,741
                                                         ============       ============         ==========         ===========

                                                                      Treasury                                         Notes
                                                                       Stock                    Additional         Receivable -
                                                                       -----                     Paid-In              Common
                                                           Shares              Amount             Capital               Stock
                                                      ----------------   -----------------   ------------------   ----------------
 Balance, August 1, 1998                                            --        $         --         $  9,565,836        $        --
 Issuance of common stock for cash,  August
       1998, $3.00                                                  --                  --              299,900                 --
 Issuance of common stock for cash,  August
       1998, $3.50                                                  --                  --               68,168                 --
 Redemption of common stock for cash,
       September 1998, $7.75                                        --                  --             (119,051)                --
 Issuance of common stock for cash,
       September-- October 1998, $3.00                              --                  --              660,671                 --
 Issuance of common stock for cash, August--
       October 1998, $4.10                                          --                  --              864,142                 --
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $2.50              --                  --               53,577                 --
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $4.10              --                  --               74,048                 --
 Issuance of common stock in exchange
       for services rendered, September 1998, $4.10                 --                  --              737,820                 --
 Issuance of warrants in exchange for
       services rendered, October 1998, $.26                        --                  --                2,064                 --
 Issuance of stock options in exchange for
       services rendered, November 1998, $1.85                      --                  --               92,500                 --
 Issuance of warrants in exchange for
       services rendered, November 1998, $1.64                      --                  --              246,000                 --
 Issuance of common stock for cash,
       November 1998-- January 1999, $3.50                          --                  --              629,820                 --
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.00                          --                  --            1,099,725                 --
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.10                          --                  --              397,003                 --
 Issuance of common stock in exchange
       for services rendered, November 1998--
       January 1999, $4.10                                          --                  --              117,715                 --
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.00                          --                  --               99,980                 --
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.50                          --                  --               82,485                 --
 Issuance of common stock in exchange for
       services rendered, January 1999, $5.00                       --                  --                1,960                 --
 Issuance of common stock for cash,
       February 1999, $5.00                                         --                  --               29,994                 --
 Issuance of common stock in exchange for
       services rendered, February 1999, $6.00                      --                  --               29,995                 --
 Issuance of common stock for cash,
       March 1999, $6.00                                            --                  --               65,989                 --
 Issuance of common stock for cash,
       April 1999, $5.50                                            --                  --            1,999,640                 --
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.21                         --                  --              160,500                 --
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.17                         --                  --              317,000                 --
 Issuance of warrants in exchange for
       services rendered, April 1999, $2.89                         --                  --              144,500                 --
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.27                                                             184,310                 --
 Stock adjustment                                                   --                  --                   (1)                --
 Issuance of common stock for cash,
       May 1999, $5.50                                              --                  --            1,499,731                 --
 Issuance of common stock in exchange for
       services rendered, May-- June 1999, $5.50                    --                  --              334,746                 --
 Exercise of warrants for cash, June 1999, $5.50                    --                                1,941,484                 --
 Exercise of warrants in exchange for note
       receivable, June 1999, $5.00                                 --                  --              473,787           (473,882)
 Exercise of warrants in exchange for services
       rendered, June 1999, $5.00                                   --                  --               66,967                 --
 Reduction of note receivable in exchange for
       services rendered                                            --                  --                   --             38,979
 Shares tendered in conjunction with warrant
       exercise, June 1999, $7.8125                                 --                  --           (2,530,301)                --
 Exercise of warrants for shares tendered,
       June 1999, $5.00                                             --                  --            2,530,119                 --
 Cost of warrants redeemed for cash                                 --                                   (3,769)                --
 Cost related to warrant redemption, June 1999                      --                  --             (135,431)                --
 Costs related to issuance of common stock                          --                  --           (1,179,895)                --
 Comprehensive Income (Loss):
       Net Loss                                                     --                  --                   --                 --
       Other comprehensive income (loss):
          Currency translation adjustment                           --                  --                   --                 --
                                                          ------------         -----------          -----------        -----------
               Total Comprehensive Income (Loss)

 Balance, July 31, 1999                                              -         $         -          $20,903,728        $  (434,903)
                                                          ============         ===========          ===========        ===========

                                                              Deficit
                                                            Accumulated          Accumulated
                                                             During the             Other                 Total
                                                            Development           Comprehensive       Stockholders'
                                                                Stage              Income (Loss)          Equity
                                                         -------------------   -----------------    -------------------
 Balance, August 1, 1998                                      $   (6,736,076)     $     (199,433)        $    2,642,299
 Issuance of common stock for cash,  August
       1998, $3.00                                                        --                  --                300,000
 Issuance of common stock for cash,  August
       1998, $3.50                                                        --                  --                 68,187
 Redemption of common stock for cash,
       September 1998, $7.75                                              --                  --               (119,066)
 Issuance of common stock for cash,
       September-- October 1998, $3.00                                    --                  --                660,891
 Issuance of common stock for cash, August--
       October 1998, $4.10                                                --                  --                864,353
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $2.50                    --                  --                 53,598
 Issuance of common stock in exchange for
       services rendered, August-- October 1998, $4.10                    --                  --                 74,066
 Issuance of common stock in exchange
       for services rendered, September 1998, $4.10                       --                  --                738,000
 Issuance of warrants in exchange for
       services rendered, October 1998, $.26                              --                  --                  2,064
 Issuance of stock options in exchange for
       services rendered, November 1998, $1.85                            --                  --                 92,500
 Issuance of warrants in exchange for
       services rendered, November 1998, $1.64                            --                  --                246,000
 Issuance of common stock for cash,
       November 1998-- January 1999, $3.50                                --                  --                630,000
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.00                                --                  --              1,100,000
 Issuance of common stock for cash,
       November 1998-- January 1999, $4.10                                --                  --                397,100
 Issuance of common stock in exchange
       for services rendered, November 1998--
       January 1999, $4.10                                                --                  --                117,744
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.00                                --                  --                100,000
 Issuance of common stock for cash,
       November 1998-- January 1999, $5.50                                --                  --                 82,500
 Issuance of common stock in exchange for
       services rendered, January 1999, $5.00                             --                  --                  1,960
 Issuance of common stock for cash,
       February 1999, $5.00                                               --                  --                 30,000
 Issuance of common stock in exchange for
       services rendered, February 1999, $6.00                            --                  --                 30,000
 Issuance of common stock for cash,
       March 1999, $6.00                                                  --                  --                 66,000
 Issuance of common stock for cash,
       April 1999, $5.50                                                  --                  --              2,000,004
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.21                               --                  --                160,500
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.17                               --                  --                317,000
 Issuance of warrants in exchange for
       services rendered, April 1999, $2.89                               --                  --                144,500
 Issuance of warrants in exchange for
       services rendered, April 1999, $3.27                               --                  --                184,310
 Stock adjustment                                                         --                  --                     --
 Issuance of common stock for cash,
       May 1999, $5.50                                                    --                  --              1,500,004
 Issuance of common stock in exchange for
       services rendered, May-- June 1999, $5.50                                                                334,807
 Exercise of warrants for cash, June 1999, $5.50                          --                  --              1,941,873
 Exercise of warrants in exchange for note
       receivable, June 1999, $5.00                                       --                  --                     --
 Exercise of warrants in exchange for services
       rendered, June 1999, $5.00                                         --                  --                 66,980
 Reduction of note receivable in exchange for
       services rendered                                                  --                  --                 38,979
 Shares tendered in conjunction with warrant
       exercise, June 1999, $7.8125                                       --                  --             (2,530,625)
 Exercise of warrants for shares tendered,
       June 1999, $5.00                                                   --                  --              2,530,625
 Cost of warrants redeemed for cash                                       --                  --                 (3,769)
 Cost related to warrant redemption, June 1999                            --                  --               (135,431)
 Costs related to issuance of common stock                                --                  --             (1,179,895)
 Comprehensive Income (Loss):
       Net Loss                                                   (6,239,602)                 --             (6,239,602)
       Other comprehensive income (loss):
          Currency translation adjustment                                 --               1,393                  1,393
                                                              --------------      --------------         ---------------
               Total Comprehensive Income (Loss)                  (6,239,602)              1,393              (6,238,209)
                                                              --------------      --------------         ---------------
 Balance, July 31, 1999                                       $  (12,975,678)     $     (198,040)        $     7,309,849
                                                              ==============      ==============         ===============

The Notes to Consolidated Financial Statements are an integral part of these statements.
               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------
 Balance, August 1, 1999                                       1,000         $        1         14,740,683          $   14,741
 Adjustment for exercise of warrants recorded
       June 1999, $5.00                                           --                 --             (2,300)                 (2)
 Issuance of common stock for cash,
       September 1999, $6.00                                      --                 --              2,500                   2
 Issuance of common stock for cash pursuant to
       private placement, January 2000, $4.25                     --                 --            470,590                 471
 Financing costs associated with private placement,
       January, 2000                                              --                 --                 --                  --
 Issuance of stock in exchange for services
       rendered, January 2000, $5.00                              --                 --              8,100                   8
 Granting of stock options for services
       rendered, January 2000                                     --                 --                 --                  --
 Granting of warrants for services rendered,
       January 2000                                               --                 --                 --                  --
 Exercise of warrants for cash, February 2000, $5.50              --                 --              2,000                   2
 Exercise of warrants for cash, March 2000, $5.50                 --                 --             29,091                  29
 Exercise of warrants for cash, March 2000, $6.00                 --                 --              2,000                   2
 Exercise of warrants for cash, March 2000, $7.50                 --                 --              8,000                   8
 Issuance of common stock for cash pursuant to
       private placement, June 2000, $6.00                        --                 --          1,041,669               1,042
 Financing costs associated with private
       placement, June 2000                                       --                 --                 --                  --
 Issuance of common stock for services,
       June 2000, $6.00                                           --                 --              4,300                   4
 Exercise of warrants for cash, July 2000, $6.00                  --                 --              3,000                   3
 Exercise of warrants for cash, July 2000, $7.50                  --                 --             16,700                  17
 Granting of  stock options for services
       rendered, July 2000                                        --                 --                 --                  --
 Reduction  of note receivable in exchange for
       services rendered                                          --                 --                 --                  --
 Accrued interest on note receivable                              --                 --                 --                  --
 Comprehensive Income (Loss):
       Net Loss                                                   --                 --                 --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                         --                 --                 --                  --
                                                         -----------         ----------        -----------          ----------
             Total Comprehensive Income (Loss)

 Balance, July 31, 2000                                        1,000         $        1         16,326,333          $   16,327
                                                         ===========         ==========        ===========          ==========
                                                                 Treasury                                          Notes
                                                                  Stock                    Additional          Receivable -
                                                                  -----                     Paid-In               Common
                                                      Shares              Amount             Capital                Stock
                                                     ------------   -----------------   ------------------    ----------------
 Balance, August 1, 1999                                      --           $      --         $ 20,903,728          $ (434,903)
 Adjustment for exercise of warrants recorded
       June 1999, $5.00                                       --                  --                    2                  --
 Issuance of common stock for cash,
       September 1999, $6.00                                  --                  --               14,998                  --
 Issuance of common stock for cash pursuant to
       private placement, January 2000, $4.25                 --                  --            1,999,537                  --
 Financing costs associated with private placement,
       January, 2000                                          --                  --             (220,192)                 --
 Issuance of stock in exchange for services
       rendered, January 2000, $5.00                          --                  --               40,492                  --
 Granting of stock options for services
       rendered, January 2000                                 --                  --              568,850                  --
 Granting of warrants for services rendered,
       January 2000                                           --                  --              355,500                  --
 Exercise of warrants for cash, February 2000, $5.50          --                  --               10,998                  --
 Exercise of warrants for cash, March 2000, $5.50             --                  --              159,972                  --
 Exercise of warrants for cash, March 2000, $6.00             --                  --               11,998                  --
 Exercise of warrants for cash, March 2000, $7.50             --                  --               59,992                  --
 Issuance of common stock for cash pursuant to
       private placement, June 2000, $6.00                    --                  --            6,248,972                  --
 Financing costs associated with private
       placement, June 2000                                   --                  --             (385,607)                 --
 Issuance of common stock for services,
       June 2000, $6.00                                       --                  --               25,796                  --
 Exercise of warrants for cash, July 2000, $6.00              --                  --               17,997                  --
 Exercise of warrants for cash, July 2000, $7.50              --                  --              125,233                  --
 Granting of  stock options for services
       rendered, July 2000                                    --                  --              496,800                  --
 Reduction  of note receivable in exchange for
       services rendered                                      --                  --                   --             384,903
 Accrued interest on note receivable                          --                  --                   --              (4,118)
 Comprehensive Income (Loss):
       Net Loss                                               --                  --                   --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                     --                  --                   --                  --
                                                      ----------          ----------         ------------          -----------
             Total Comprehensive Income (Loss)

 Balance, July 31, 2000                                       --           $      --         $ 30,435,066          $  (54,118)
                                                      ==========          ==========         ============          ===========

                                                           Deficit
                                                         Accumulated          Accumulated
                                                          During the             Other                 Total
                                                         Development           Comprehensive       Stockholders'
                                                             Stage              Income (Loss)          Equity
                                                      -------------------   -----------------    -------------------
 Balance, August 1, 1999                                   $ (12,975,678)         $ (198,040)          $  7,309,849
 Adjustment for exercise of warrants recorded
       June 1999, $5.00                                               --                  --                     --
 Issuance of common stock for cash,
       September 1999, $6.00                                          --                  --                 15,000
 Issuance of common stock for cash pursuant to
       private placement, January 2000, $4.25                         --                  --              2,000,008
 Financing costs associated with private placement,
       January, 2000                                                  --                  --               (220,192)
 Issuance of stock in exchange for services
       rendered, January 2000, $5.00                                  --                  --                 40,500
 Granting of stock options for services
       rendered, January 2000                                         --                  --                568,850
 Granting of warrants for services rendered,
       January 2000                                                   --                  --                355,500
 Exercise of warrants for cash, February 2000, $5.50                  --                  --                 11,000
 Exercise of warrants for cash, March 2000, $5.50                     --                  --                160,001
 Exercise of warrants for cash, March 2000, $6.00                     --                  --                 12,000
 Exercise of warrants for cash, March 2000, $7.50                     --                  --                 60,000
 Issuance of common stock for cash pursuant to
       private placement, June 2000, $6.00                            --                  --              6,250,014
 Financing costs associated with private
       placement, June 2000                                           --                  --               (385,607)
 Issuance of common stock for services,
       June 2000, $6.00                                               --                  --                 25,800
 Exercise of warrants for cash, July 2000, $6.00                      --                  --                 18,000
 Exercise of warrants for cash, July 2000, $7.50                      --                  --                125,250
 Granting of  stock options for services
       rendered, July 2000                                            --                  --                496,800
 Reduction  of note receivable in exchange for
       services rendered                                              --                  --                384,903
 Accrued interest on note receivable                                  --                  --                 (4,118)
 Comprehensive Income (Loss):
       Net Loss                                               (8,841,047)                 --             (8,841,047)
       Other comprehensive income (loss):
          Currency translation adjustment                             --              32,514                 32,514
                                                           --------------         -----------          ------------
             Total Comprehensive Income (Loss)                (8,841,047)             32,514             (8,808,533)
                                                           --------------         -----------          ------------
 Balance, July 31, 2000                                    $ (21,816,725)         $ (165,526)          $  8,415,025
                                                           ==============         ===========          ============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------   -
 Balance, August 1, 2000                                        1,000     $            1         16,326,333      $       16,327
 Exercise of warrants for cash, August 2000, $6.00                 --                 --              2,000                   2
 Issuance of common stock for services rendered
       August 2000                                                 --                 --             35,000                  35
 Issuance of warrants in exchange for equity line
       agreement, August 2000                                      --                 --                 --                  --
 Exercise of warrants for cash, August 2000, $7.50                 --                 --             30,300                  30
 Exercise of warrants for cash, August 2000, $8.6625               --                 --             30,000                  30
 Cashless exercise of warrants, August 2000                        --                 --              8,600                   9
 Exercise of warrants for cash, August 2000, $10.00                --                 --             10,000                  10
 Exercise of warrants for cash, September  2000, $8.6625           --                 --             63,335                  63
 Exercise of warrants for cash, September 2000, $5.50              --                 --             16,182                  16
 Exercise of warrants for cash, September 2000, $6.00              --                 --             53,087                  53
 Exercise of warrants for cash, September 2000, $10.00             --                 --              9,584                  10
 Exercise of warrants for cash, September  2000, $7.50             --                 --             32,416                  32
 Issuance of common stock for cash pursuant to
       private placement, October 2000, $11.00                     --                 --          2,151,093               2,151
 Exercise of warrants for cash, Oct. 2000, $6.00                   --                 --              1,000                   1
 Financing costs associated with private placement,
       October 2000                                                --                 --                 --                  --
 Exercise of warrants for cash, November-- December
        2000, $4.25                                                --                 --             23,528                  23
 Cashless exercise of warrants, December 2000                      --                 --              3,118                   3
 Exercise of warrants for cash, November-- December
        2000, $6.00                                                --                 --             22,913                  23
 Exercise of warrants for cash, December 2000, $7.00               --                 --              8,823                   9
 Issuance of common stock as employee
       compensation, December 2000                                 --                 --              8,650                   8
 Exercise of warrants for cash, January  2001, $6.00               --                 --              3,000                   3
 Issuance of common stock for cash pursuant to
       private placement, January 2001, $14.53                     --                 --            344,116                 344
 Financing costs associated with private placement,
       January 2001                                                --                 --                 --                  --
 Issuance of common stock pursuant to litigation
       settlement, January 2001                                    --                 --              2,832                   2
 Granting of stock options in exchange for services
       rendered, January 2001                                      --                 --                 --                  --
 Granting of stock options in exchange for services
       rendered, February 2001                                     --                 --                 --                  --
 Exercise of stock options for cash,
        February 2001, $5.00                                       --                 --             50,000                  50
 Exercise of warrants for cash, March 2001, $6.00                  --                 --                500                   1
 Exercise of stock options in exchange for note
       receivable, March 2001                                      --                 --             50,000                  50
 Issuance of common stock in exchange for services
       rendered, March 2001, $5.50                                 --                 --              8,000                   8
 Granting of stock options in exchange for services
       rendered, May 2001                                          --                 --                 --                  --
 Exercise of stock options for cash, June 2001, $5.00              --                 --             75,000                  75
 Exercise of stock options for cash, June 2001, $5.50              --                 --             12,500                  12
 Exercise of warrants for cash, June 2001, $6.00                   --                 --              4,000                   4
 Exercise of stock options for cash, July 2001, $5.00              --                 --              7,500                   8
 Exercise of stock options for cash, July 2001, $5.50              --                 --              2,500                   3
 Exercise of warrants for cash, July 2001, $6.00                   --                 --              2,000                   2
 Issuance of common stock for cash pursuant to
       private placement, July 2001, $9.25                         --                 --          1,254,053               1,254
 Financing costs associated with private placement,
       July 2001                                                   --                 --                 --                  --
 Shares issued in exchange for services rendered,
       July 2001, $9.25                                            --                 --             23,784                  24
 Shares issued for Anti-Dilution Provisions, July 2001             --                 --              5,779                   6
 Issuance of warrants in exchange for services rendered,
       July 2001                                                   --                 --                 --                  --
 Accrued interest on note receivable                               --                 --                 --                  --
 Comprehensive Income (Loss):
       Net Loss                                                    --                 --                 --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                          --                 --                 --                  --
                                                         -------------    ---------------       ------------     ---------------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2001                                       1,000     $            1         20,681,526      $       20,681
                                                         =============    ===============       ============     ===============

                                                                      Treasury                                           Notes
                                                                       Stock                        Additional       Receivable -
                                                                       -----                         Paid-In            Common
                                                           Shares                Amount              Capital             Stock
                                                         ----------------   ---------------   ------------------   ---------------
 Balance, August 1, 2000                                            --      $         --         $   30,435,066      $    (54,118)
 Exercise of warrants for cash, August 2000, $6.00                  --                --                 11,998                --
 Issuance of common stock for services rendered
       August 2000                                                  --                --                411,215                --
 Issuance of warrants in exchange for equity line
       agreement, August 2000                                       --                --              3,406,196                --
 Exercise of warrants for cash, August 2000, $7.50                  --                --                227,220                --
 Exercise of warrants for cash, August 2000, $8.6625                --                --                259,845                --
 Cashless exercise of warrants, August 2000                         --                --                     (9)               --
 Exercise of warrants for cash, August 2000, $10.00                 --                --                 99,990                --
 Exercise of warrants for cash, September  2000, $8.6625            --                --                548,576                --
 Exercise of warrants for cash, September 2000, $5.50               --                --                 88,986                --
 Exercise of warrants for cash, September 2000, $6.00               --                --                318,470                --
 Exercise of warrants for cash, September 2000, $10.00              --                --                 95,830                --
 Exercise of warrants for cash, September  2000, $7.50              --                --                243,088                --
 Issuance of common stock for cash pursuant to
       private placement, October 2000, $11.00                      --                --             23,659,872                --
 Exercise of warrants for cash, Oct. 2000, $6.00                    --                --                  5,999                --
 Financing costs associated with private placement,
       October 2000                                                 --                --             (1,956,340)               --
 Exercise of warrants for cash, November-- December
        2000, $4.25                                                 --                --                 99,971                --
 Cashless exercise of warrants, December 2000                       --                --                     (3)               --
 Exercise of warrants for cash, November-- December
        2000, $6.00                                                 --                --                137,455                --
 Exercise of warrants for cash, December 2000, $7.00                --                --                 61,752                --
 Issuance of common stock as employee
       compensation, December 2000                                  --                --                100,548                --
 Exercise of warrants for cash, January  2001, $6.00                --                --                 17,997                --
 Issuance of common stock for cash pursuant to
       private placement, January 2001, $14.53                      --                --              4,999,656                --
 Financing costs associated with private placement,
       January 2001                                                 --                --               (200,000)               --
 Issuance of common stock pursuant to litigation
       settlement, January 2001                                     --                --                 21,096                --
 Granting of stock options in exchange for services
       rendered, January 2001                                       --                --                745,000                --
 Granting of stock options in exchange for services
       rendered, February 2001                                      --                --                129,600                --
 Exercise of stock options for cash,
        February 2001, $5.00                                        --                --                249,950                --
 Exercise of warrants for cash, March 2001, $6.00                   --                --                  2,999                --
 Exercise of stock options in exchange for note
       receivable, March 2001                                       --                --                249,950          (250,000)
 Issuance of common stock in exchange for services
       rendered, March 2001, $5.50                                  --                --                 43,992                --
 Granting of stock options in exchange for services
       rendered, May 2001                                           --                --                592,300                --
 Exercise of stock options for cash, June 2001, $5.00               --                --                374,925                --
 Exercise of stock options for cash, June 2001, $5.50               --                --                 68,738                --
 Exercise of warrants for cash, June 2001, $6.00                    --                --                 23,996                --
 Exercise of stock options for cash, July 2001, $5.00               --                --                 37,492                --
 Exercise of stock options for cash, July 2001, $5.50               --                --                 13,747                --
 Exercise of warrants for cash, July 2001, $6.00                    --                --                 11,998                --
 Issuance of common stock for cash pursuant to
       private placement, July 2001, $9.25                          --                --             11,598,736                --
 Financing costs associated with private placement,
       July 2001                                                    --                --               (768,599)               --
 Shares issued in exchange for services rendered,
       July 2001, $9.25                                             --                --                219,978                --
 Shares issued for Anti-Dilution Provisions, July 2001              --                --                 53,450                --
 Issuance of warrants in exchange for services rendered,
       July 2001                                                    --                --                 19,134                --
 Accrued interest on note receivable                                --                --                     --           (10,182)
 Comprehensive Income (Loss):
       Net Loss                                                     --                --                     --                --
       Other comprehensive income (loss):
          Currency translation adjustment                           --                --                     --                --
                                                          -------------     -------------        ---------------     -------------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2001                                           --      $         --         $   76,761,860      $   (314,300)
                                                          =============     =============        ===============     =============

                                                                  Deficit
                                                                Accumulated          Accumulated
                                                                 During the             Other                 Total
                                                                Development         Comprehensive         Stockholders'
                                                                   Stage            Income (Loss)            Equity
                                                            -------------------   -----------------    -------------------
 Balance, August 1, 2000                                     $    (21,816,725)   $        (165,526)     $      8,415,025
 Exercise of warrants for cash, August 2000, $6.00                         --                  --                 12,000
 Issuance of common stock for services rendered
       August 2000                                                         --                  --                411,250
 Issuance of warrants in exchange for equity line
       agreement, August 2000                                              --                  --              3,406,196
 Exercise of warrants for cash, August 2000, $7.50                         --                  --                227,250
 Exercise of warrants for cash, August 2000, $8.6625                       --                  --                259,875
 Cashless exercise of warrants, August 2000                                --                  --                     --
 Exercise of warrants for cash, August 2000, $10.00                        --                  --                100,000
 Exercise of warrants for cash, September  2000, $8.6625                   --                  --                548,639
 Exercise of warrants for cash, September 2000, $5.50                      --                  --                 89,002
 Exercise of warrants for cash, September 2000, $6.00                      --                  --                318,523
 Exercise of warrants for cash, September 2000, $10.00                     --                  --                 95,840
 Exercise of warrants for cash, September  2000, $7.50                     --                  --                243,120
 Issuance of common stock for cash pursuant to
       private placement, October 2000, $11.00                             --                  --             23,662,023
 Exercise of warrants for cash, Oct. 2000, $6.00                           --                  --                  6,000
 Financing costs associated with private placement,
       October 2000                                                        --                  --             (1,956,340)
 Exercise of warrants for cash, November-- December
        2000, $4.25                                                        --                  --                 99,994
 Cashless exercise of warrants, December 2000                              --                  --                     --
 Exercise of warrants for cash, November-- December
        2000, $6.00                                                        --                  --                137,478
 Exercise of warrants for cash, December 2000, $7.00                       --                  --                 61,761
 Issuance of common stock as employee
       compensation, December 2000                                         --                  --                100,556
 Exercise of warrants for cash, January  2001, $6.00                       --                  --                 18,000
 Issuance of common stock for cash pursuant to
       private placement, January 2001, $14.53                             --                  --              5,000,000
 Financing costs associated with private placement,
       January 2001                                                        --                  --               (200,000)
 Issuance of common stock pursuant to litigation
       settlement, January 2001                                            --                  --                 21,098
 Granting of stock options in exchange for services
       rendered, January 2001                                              --                  --                745,000
 Granting of stock options in exchange for services
       rendered, February 2001                                             --                  --                129,600
 Exercise of stock options for cash,
        February 2001, $5.00                                               --                  --                250,000
 Exercise of warrants for cash, March 2001, $6.00                          --                  --                  3,000
 Exercise of stock options in exchange for note
       receivable, March 2001                                              --                  --                     --
 Issuance of common stock in exchange for services
       rendered, March 2001, $5.50                                         --                  --                 44,000
 Granting of stock options in exchange for services
       rendered, May 2001                                                  --                  --                592,300
 Exercise of stock options for cash, June 2001, $5.00                      --                  --                375,000
 Exercise of stock options for cash, June 2001, $5.50                      --                  --                 68,750
 Exercise of warrants for cash, June 2001, $6.00                           --                  --                 24,000
 Exercise of stock options for cash, July 2001, $5.00                      --                  --                 37,500
 Exercise of stock options for cash, July 2001, $5.50                      --                  --                 13,750
 Exercise of warrants for cash, July 2001, $6.00                           --                  --                 12,000
 Issuance of common stock for cash pursuant to
       private placement, July 2001, $9.25                                 --                  --             11,599,990
 Financing costs associated with private placement,
       July 2001                                                           --                  --               (768,599)
 Shares issued in exchange for services rendered,
       July 2001, $9.25                                                    --                  --                220,002
 Shares issued for Anti-Dilution Provisions, July 2001                     --                  --                 53,456
 Issuance of warrants in exchange for services rendered,
       July 2001                                                           --                  --                 19,134
 Accrued interest on note receivable                                       --                  --                (10,182)
 Comprehensive Income (Loss):
       Net Loss                                                   (27,097,210)                 --            (27,097,210)
       Other comprehensive income (loss):
          Currency translation adjustment                                  --              (81,341)              (81,341)
                                                             ----------------    -----------------      ----------------
             Total Comprehensive Income (Loss)                    (27,097,210)             (81,341)          (27,178,551)
                                                             ----------------    -----------------      ----------------
 Balance at July 31, 2001                                    $    (48,913,935)   $        (246,867)     $     27,307,440
                                                             ================    =================      ================

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------
 Balance, August 1, 2001                                       1,000         $        1         20,681,526          $   20,681
 Exercise of stock options for cash,
       August 2001, $5.50                                         --                 --              5,000                   5
 Purchase of Treasury Stock for cash
       October 2001, $3.915                                       --                 --                 --                  --
 Issuance of stock options in exchange for
       services rendered, December 2001                           --                 --                 --                  --
 Issuance of common stock as employee
       compensation, January 2002                                 --                 --             10,800                  11
 Preferred stock dividend paid January 2002                       --                 --                 --                  --
 Purchase of Treasury Stock for cash
       February 2002, $4.693                                      --                 --                 --                  --
 Issuance of warrants in exchange for services
       rendered, March 2002                                       --                 --                 --                  --
 Purchase of Treasury Stock for cash
       March 2002, $4.911                                         --                 --                 --                  --
 Purchase of Treasury Stock for cash
       April 2002, $4.025                                         --                 --                 --                  --
 Issuance of stock options in exchange for
       services rendered, June 2002                               --                 --                 --                  --
 Purchase of Treasury Stock for cash
       July 2002, $4.025                                          --                 --                 --                  --
 Accrued interest on note receivable                              --                 --                 --                  --
 Comprehensive Income (Loss):
       Net Loss                                                   --                 --                 --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                         --                 --                 --                  --
                                                          ----------         ----------         ----------          ----------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2002                                      1,000         $        1         20,697,326          $   20,697
                                                          ==========         ==========         ==========          ==========
                                                                     Treasury                                          Notes
                                                                      Stock                    Additional          Receivable -
                                                                      -----                     Paid-In               Common
                                                          Shares              Amount             Capital                Stock
                                                     ----------------   -----------------   ------------------    ----------------
 Balance, August 1, 2001                                          --          $       --          $76,761,860          $ (314,300)
 Exercise of stock options for cash,
       August 2001, $5.50                                         --                  --               27,495                  --
 Purchase of Treasury Stock for cash
       October 2001, $3.915                                  (10,000)            (39,150)                  --                  --
 Issuance of stock options in exchange for
       services rendered, December 2001                           --                  --               25,000                  --
 Issuance of common stock as employee
       compensation, January 2002                                 --                  --               71,161                  --
 Preferred stock dividend paid January 2002                       --                  --                   --                  --
 Purchase of Treasury Stock for cash
       February 2002, $4.693                                 (31,400)           (147,346)                  --                  --
 Issuance of warrants in exchange for services
       rendered, March 2002                                       --                  --              202,328                  --
 Purchase of Treasury Stock for cash
       March 2002, $4.911                                     (7,700)            (37,816)                  --                  --
 Purchase of Treasury Stock for cash
       April 2002, $4.025                                    (12,800)            (54,516)                  --                  --
 Issuance of stock options in exchange for
       services rendered, June 2002                               --                  --              132,387                  --
 Purchase of Treasury Stock for cash
       July 2002, $4.025                                     (34,600)           (116,703)                  --                  --
 Accrued interest on note receivable                              --                  --                   --             (22,585)
 Comprehensive Income (Loss):
       Net Loss                                                   --                  --                   --                  --
       Other comprehensive income (loss):
          Currency translation adjustment                         --                  --                   --                  --
                                                            ----------        ------------        ------------         -----------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2002                                     (96,500)        $  (395,531)        $77,220,231          $ (336,885)
                                                            ==========        ============        ============         ===========

                                                           Deficit
                                                         Accumulated          Accumulated
                                                          During the             Other                 Total
                                                         Development           Comprehensive       Stockholders'
                                                             Stage              Income (Loss)          Equity

                                                -------------------   -----------------    -------------------
 Balance, August 1, 2001                                   $ (48,913,935)        $  (246,867)          $ 27,307,440
 Exercise of stock options for cash,
       August 2001, $5.50                                             --                  --                 27,500
 Purchase of Treasury Stock for cash
       October 2001, $3.915                                           --                  --                (39,150)
 Issuance of stock options in exchange for
       services rendered, December 2001                               --                  --                 25,000
 Issuance of common stock as employee
       compensation, January 2002                                     --                  --                 71,172
 Preferred stock dividend paid January 2002                     (720,900)                 --               (720,900)
 Purchase of Treasury Stock for cash
       February 2002, $4.693                                          --                  --               (147,346)
 Issuance of warrants in exchange for services
       rendered, March 2002                                           --                  --                202,328
 Purchase of Treasury Stock for cash
       March 2002, $4.911                                             --                  --                (37,816)
 Purchase of Treasury Stock for cash
       April 2002, $4.025                                             --                  --                (54,516)
 Issuance of stock options in exchange for
       services rendered, June 2002                                   --                  --                132,387
 Purchase of Treasury Stock for cash                                  --
       July 2002, $4.025                                              --                  --               (116,703)
 Accrued interest on note receivable                                  --                  --                (22,585)
 Comprehensive Income (Loss):
       Net Loss                                              (13,693,034)                 --            (13,693,034)
       Other comprehensive income (loss):
          Currency translation adjustment                             --             (71,185)               (71,185)
                                                           --------------        ------------          -------------
             Total Comprehensive Income (Loss)               (13,693,034)            (71,185)           (13,764,219)
                                                           ==============        ============          =============
 Balance at July 31, 2002                                  $ (63,327,869)        $  (318,052)          $ 12,862,592
                                                           ==============        ============          =============


The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                      -----                                 ------
                                                          Shares             Amount             Shares              Amount
                                                     ----------------   ----------------   ----------------    ----------------   -
 Balance, August 1, 2002                                      1,000           $      1         20,697,326            $ 20,697
 Receipt of restricted shares of common stock as
       settlement for executive loan, September 2002,
       $1.90                                                      -                  -                  -                   -
 Purchase of Treasury Stock for cash
       October 2002, $1.5574                                      -                  -                  -                   -
 Issuance of warrants in exchange for the services
       rendered, November 2002, $2.50                             -                  -                  -                   -
 Issuance of stock options in exchange for services
       receivable, November 2002, $2.10                           -                  -                  -                   -
 Issuance of common stock in exchange for services
       rendered, November 2002, $2.10                             -                  -             30,000                  30
 Issuance of common stock as employee compensation,
       January 2003, $2.10                                        -                  -              9,750                  10
 Purchase of Treasury Stock for cash December 2002,
       $2.0034                                                    -                  -                  -                   -
 Preferred stock dividend paid January 2003                       -                  -                  -                   -
 Issuance of common stock in exchange for services
       rendered, March 2003, $1.00                                -                  -             70,000                  70
 Issuance of common stock for cash pursuant to
       private placement, May 2003, $1.15                         -                  -          2,926,301               2,926
 Financing costs associated with private placement,
       May 2003                                                   -                  -                  -                   -
 Exercise of warrants for cash, May 2003, $1.50                   -                  -             35,000                  35
 Issuance of common stock for cash pursuant to
       private placement, June 2003, $1.50                        -                  -            666,667                 667
 Issuance of common stock as employee compensation,
       June 2003, $2.00                                           -                  -                100                   -
 Exercise of warrants for cash, June 2003, $1.50                  -                  -          1,496,001               1,496
 Cashless exercise of warrants, June 2003                         -                  -             16,379                  16
 Exercise of stock options for cash, June 2003, $1.59             -                  -             70,000                  70
 Accrued interest on note receivable                              -                  -                  -                   -
 Comprehensive Income (Loss):
       Net Loss                                                   -                  -                  -                   -
       Other comprehensive income (loss)
          Currency translation adjustment                         -                  -                  -                   -
                                                         ----------           --------         ----------            --------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2003                                     1,000           $      1         26,017,524            $ 26,017
                                                         ==========           ========         ==========            ========
                                                                      Treasury                                          Notes
                                                                       Stock                    Additional          Receivable -
                                                                       -----                     Paid-In               Common
                                                           Shares              Amount             Capital                Stock
                                                      ----------------   -----------------   ------------------    ----------------
 Balance, August 1, 2002                                     (96,500)       $   (395,531)        $ 77,220,231          $ (336,885)
 Receipt of restricted shares of common stock as
       settlement for executive loan, September 2002,
       $1.90                                                (592,716)         (1,126,157)                   -                   -
 Purchase of Treasury Stock for cash
       October 2002, $1.5574                                 (40,000)            (62,294)                   -                   -
 Issuance of warrants in exchange for the services
       rendered, November 2002, $2.50                              -                   -              988,550                   -
 Issuance of stock options in exchange for services
       receivable, November 2002, $2.10                            -                   -              171,360                   -
 Issuance of common stock in exchange for services
       rendered, November 2002, $2.10                              -                   -               62,970                   -
 Issuance of common stock as employee compensation,
       January 2003, $2.10                                         -                   -               20,465                   -
 Purchase of Treasury Stock for cash December 2002,
       $2.0034                                               (13,000)            (26,044)                   -                   -
 Preferred stock dividend paid January 2003                        -                   -                    -                   -
 Issuance of common stock in exchange for services
       rendered, March 2003, $1.00                                 -                   -               69,930                   -
 Issuance of common stock for cash pursuant to
       private placement, May 2003, $1.15                          -                   -            3,362,324                   -
 Financing costs associated with private placement,
       May 2003                                                    -                   -             (235,568)                  -
 Exercise of warrants for cash, May 2003, $1.50                    -                   -               52,465                   -
 Issuance of common stock for cash pursuant to
       private placement, June 2003, $1.50                         -                   -              999,333                   -
 Issuance of common stock as employee compensation,
       June 2003, $2.00                                            -                   -                  200                   -
 Exercise of warrants for cash, June 2003, $1.50                   -                   -            2,242,506                   -
 Cashless exercise of warrants, June 2003                          -                   -                  (16)                  -
 Exercise of stock options for cash, June 2003, $1.59              -                   -              111,230                   -
 Accrued interest on note receivable                               -                   -                    -             (23,113)
 Comprehensive Income (Loss):
       Net Loss                                                    -                   -                    -                   -
       Other comprehensive income (loss)
          Currency translation adjustment                          -                   -                    -                   -
                                                            --------        ------------         ------------           ---------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2003                                   (742,216)       $ (1,610,026)        $ 85,065,980           $(359,998)
                                                            ========        ============         ============           =========

                                                             Deficit
                                                           Accumulated          Accumulated
                                                            During the             Other                 Total
                                                           Development         Comprehensive         Stockholders'
                                                               Stage            Income (Loss)           Equity
                                                        -------------------   -----------------    -------------------
 Balance, August 1, 2002                                    $ (63,327,869)         $ (318,052)          $ 12,862,592
 Receipt of restricted shares of common stock as
       settlement for executive loan, September 2002,
       $1.90                                                            =                   =             (1,126,157)
 Purchase of Treasury Stock for cash
       October 2002, $1.5574                                            =                   -                (62,294)
 Issuance of warrants in exchange for the services
       rendered, November 2002, $2.50                                   -                   -                988,550
 Issuance of stock options in exchange for services
       receivable, November 2002, $2.10                                 -                   -                171,360
 Issuance of common stock in exchange for services
       rendered, November 2002, $2.10                                   -                   -                 63,000
 Issuance of common stock as employee compensation,
       January 2003, $2.10                                              -                   -                 20,475
 Purchase of Treasury Stock for cash December 2002,
       $2.0034                                                          -                   -                (26,044)
 Preferred stock dividend paid January 2003                      (764,154)                  -               (764,154)
 Issuance of common stock in exchange for services
       rendered, March 2003, $1.00                                      -                   -                 70,000
 Issuance of common stock for cash pursuant to
       private placement, May 2003, $1.15                               -                   -              3,365,250
 Financing costs associated with private placement,
       May 2003                                                         -                   -               (235,568)
 Exercise of warrants for cash, May 2003, $1.50                         -                   -                 52,500
 Issuance of common stock for cash pursuant to
       private placement, June 2003, $1.50                              -                   -              1,000,000
 Issuance of common stock as employee compensation,
       June 2003, $2.00                                                 -                   -                    200
 Exercise of warrants for cash, June 2003, $1.50                        -                   -              2,244,002
 Cashless exercise of warrants, June 2003                               -                   -                      -
 Exercise of stock options for cash, June 2003, $1.59                   -                   -                111,300
 Accrued interest on note receivable                                    -                   -                (23,113)
 Comprehensive Income (Loss):
       Net Loss                                               (13,261,764)                  -            (13,261,764)
       Other comprehensive income (loss)
          Currency translation adjustment                               -             406,830                406,830
                                                            -------------          ----------           ------------
             Total Comprehensive Income (Loss)                (13,261,764)            406,830            (12,854,934)
                                                            -------------          ----------           ------------
 Balance at July 31, 2003                                   $ (77,353,787)         $   88,778           $  5,856,965
                                                            -------------          ----------           ------------

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
      FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2004
                                     Deficit

                                                                       SVR
                                                                    Preferred                               Common
                                                                      Stock                                 Stock
                                                                     ------                                -------
                                                            Shares           Amount             Shares              Amount
                                                       --------------  -----------------  -----------------   -----------------  -
 Balance, August 1, 2003                                        1,000     $            1         26,017,524      $       26,017
 Shares issued pursuant to acquisition of Antigen
       Express Inc., August 2003                                   --                 --          2,779,974               2,780
 Cost of stock options to be assumed in conjunction
       with merger                                                 --                 --                 --                  --
 Exercise of stock options for cash, September 2003,
       $1.59                                                       --                 --             10,000                  10
 Exercise of stock options for cash, October 2003, $2.10           --                 --             14,900                  15
 Exercise of stock options for cash, October 2003, $1.59           --                 --             10,000                  10
 Exercise of stock options for cash, October 2003, $0.30           --                 --             65,000                  65
 Exercise of stock options for cash, October 2003, $0.55           --                 --             40,000                  40
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.98                               --                 --            150,000                 150
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.84                               --                 --            337,500                 338
 Issuance of warrants in exchange for the services
       rendered October 2003 (at $1.35)                            --                 --                 --                  --
 Exercise of stock options for cash, November 2003,
       $2.10                                                       --                 --             10,500                  10
 Redemption of Treasury Stock, November 2003, $2.17                --                 --           (742,216)               (742)
 Granting of stock options in exchange for services,
       November 2003 (at $1.71)                                    --                 --                 --                  --
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.47                          --                 --          1,700,680               1,701
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.80                          --                 --             55,556                  56
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.75                          --                 --            228,572                 229
 Financing costs associated with private placement,
       January 2004                                                --                 --                 --                  --
 Preferred Stock Dividend paid in January                          --                 --                 --                  --
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.60                          --                 --             93,750                  94
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.66                          --                 --             68,675                  69
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.50                          --                 --            666,667                 667
 Issuance of common stock as employee
       compensation, Feb 2004, $1.48                               --                 --              8,850                   8
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.48                                   --                 --            175,000                 175
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.51                                   --                 --            112,500                 113
 Issuance of common stock for cash pursuant to
       private placement, July 2004, $1.22                         --                 --          2,459,016               2,459
 Financing costs associated with private placement,
       July 2004                                                   --                 --                 --                  --
 Variable accounting non-cash compensation expense                 --                 --                 --                  --
 Accrued interest on note receivable                               --                 --                 --                  --
 Comprehensive Income (Loss):
       Net Loss                                                    --                 --                 --                  --
       Other comprehensive income (loss)
          Currency translation adjustment                          --                 --                 --                  --
                                                          -----------     --------------         ----------      --------------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2004                                       1,000     $            1         34,262,448      $       34,264
                                                          ===========     ==============         ==========      ==============

                                                                         Treasury                                         Notes
                                                                          Stock                    Additional         Receivable--
                                                                         ------                     Paid-In              Common
                                                              Shares              Amount             Capital               Stock
                                                          --------------  ------------------  -------------------  ----------------
 Balance, August 1, 2003                                        (742,216)     $   (1,610,026)    $   85,065,980      $    (359,998)
 Shares issued pursuant to acquisition of Antigen

 Express Inc., August 2003                                            --                  --          4,639,777                 --
 Cost of stock options to be assumed in conjunction
       with merger                                                    --                  --            154,852                 --
 Exercise of stock options for cash, September 2003,
       $1.59                                                          --                  --             15,890                 --
 Exercise of stock options for cash, October 2003, $2.10              --                  --             31,275                 --
 Exercise of stock options for cash, October 2003, $1.59              --                  --             15,890                 --
 Exercise of stock options for cash, October 2003, $0.30              --                  --             19,435                 --
 Exercise of stock options for cash, October 2003, $0.55              --                  --             21,960                 --
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.98                                  --                  --            296,850                 --
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.84                                  --                  --            620,662                 --
 Issuance of warrants in exchange for the services
       rendered October 2003 (at $1.35)                               --                  --             27,000                 --
 Exercise of stock options for cash, November 2003,
       $2.10                                                          --                  --             22,040                 --
 Redemption of Treasury Stock, November 2003, $2.17)             742,216           1,610,026         (1,609,284)                --
 Granting of stock options in exchange for services,
       November 2003 (at $1.71)                                       --                  --            151,433                 --
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.47                             --                  --          2,498,299                 --
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.80                             --                  --             99,944                 --
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.75                             --                  --            399,771                 --
 Financing costs associated with private placement,
       January 2004                                                   --                  --            (68,012)                --
 Preferred Stock Dividend paid in January                             --                  --                 --                 --
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.60                             --                  --            149,906                 --
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.66                             --                  --            113,932                 --
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.50                             --                  --            999,334                 --
 Issuance of common stock as employee
       compensation, Feb 2004, $1.48                                  --                  --             13,089                 --
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.48                                      --                  --            258,825                 --
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.51                                      --                  --            169,762                 --
 Issuance of common stock for cash pursuant to
       private placement, July 2004, $1.22                            --                  --          2,997,541                 --
 Financing costs associated with private placement,
       July 2004                                                      --                  --            (41,250)                --
 Variable accounting non-cash compensation expense                    --                  --             45,390                 --
 Accrued interest on note receivable                                  --                  --                 --            (24,805)
 Comprehensive Income (Loss):
       Net Loss                                                       --                  --                 --                 --
       Other comprehensive income (loss)
          Currency translation adjustment                             --                  --                 --                 --
                                                              ----------      --------------     --------------      -------------
             Total Comprehensive Income (Loss)

 Balance at July 31, 2004                                             --      $           --     $   97,110,291      $    (384,803)
                                                              ==========      ==============     ==============      =============

                                                                   Deficit
                                                                 Accumulated          Accumulated
                                                                  During the             Other                 Total
                                                                 Development           Comprehensive       Stockholders'
                                                                     Stage              Income (Loss)          Equity
                                                            --------------------  ------------------   --------------------
 Balance, August 1, 2003                                      $   (77,353,787)    $        88,778        $      5,856,965
 Shares issued pursuant to acquisition of Antigen
       Express Inc., August 2003                                            --                  --              4,642,557
 Cost of stock options to be assumed in conjunction
       with merger                                                          --                  --                154,852
 Exercise of stock options for cash, September 2003,
       $1.59                                                                --                  --                 15,900
 Exercise of stock options for cash, October 2003, $2.10                    --                  --                 31,290
 Exercise of stock options for cash, October 2003, $1.59                    --                  --                 15,900
 Exercise of stock options for cash, October 2003, $0.30                    --                  --                 19,500
 Exercise of stock options for cash, October 2003, $0.55                    --                  --                 22,000
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.98                                        --                  --                297,000
 Issuance of common stock In exchange for services
       rendered, October 2003, $1.84                                        --                  --                621,000
 Issuance of warrants in exchange for the services
       rendered October 2003 (at $1.35)                                     --                  --                 27,000
 Exercise of stock options for cash, November 2003,
       $2.10                                                                --                  --                 22,050
 Redemption of Treasury Stock, November 2003, $2.17)                        --                  --                     --
 Granting of stock options in exchange for services,
       November 2003 (at $1.71)                                             --                  --                151,433
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.47                                   --                  --              2,500,000
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.80                                   --                  --                100,000
 Issuance of common stock for cash pursuant to
       private placement, Jan 2004, $1.75                                   --                  --                400,000
 Financing costs associated with private placement,
       January 2004                                                         --                  --                (68,012)
 Preferred Stock Dividend paid in January                             (810,003)                 --               (810,003)
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.60                                   --                  --                150,000
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.66                                   --                  --                114,001
 Issuance of common stock for cash pursuant to
       private placement, Feb 2004, $1.50                                   --                  --              1,000,001
 Issuance of common stock as employee
       compensation, Feb 2004, $1.48                                        --                  --                 13,097
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.48                                            --                  --                259,000
 Issuance of common stock In exchange for services
       rendered, Feb 2004, $1.51                                            --                  --                169,875
 Issuance of common stock for cash pursuant to
       private placement, July 2004, $1.22                                  --                  --              3,000,000
 Financing costs associated with private placement,
       July 2004                                                            --                  --                (41,250)
 Variable accounting non-cash compensation expense                          --                  --                 45,390
 Accrued interest on note receivable                                        --                  --                (24,805)
 Comprehensive Income (Loss):
       Net Loss                                                    (18,362,583)                 --            (18,362,583)
       Other comprehensive income (loss)
          Currency translation adjustment                                   --             207,593                207,593
                                                              ----------------     ---------------       ----------------
             Total Comprehensive Income (Loss)                     (18,362,583)            207,593            (18,154,990)
                                                              ----------------     ---------------       ----------------
 Balance at July 31, 2004                                     $    (96,526,373)    $       296,371       $        529,751
                                                              ================     ===============       ================


The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                               Cumulative From
                                                                            For the Years Ended                November 2, 1995
                                                                                 July 31,                    (Date of Inception)
                                                              --------------------------------------------       to July 31,
                                                                    2004            2003          2002              2004
                                                              ---------------- ------------- -------------   ------------------
Cash Flows From Operating Activities:
  Net loss                                                    $ (18,362,583)   $ (13,261,764)   $ (13,693,034)   $ (94,231,316)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization                                  1,014,572          589,836          431,547        2,477,232
   Minority interest share of loss                                     --               (625)         (52,560)      (3,038,185)
   Reduction of notes receivable - common stock in exchange
    for services rendered                                              --               --               --            423,882
   Write-off of deferred offering costs                                --               --               --          3,406,196
   Write-off of abandoned patents                                      --              9,134             --              9,134
   Common stock issued for services rendered                      1,359,973          153,675           71,172        3,654,812
   Non-cash compensation expense                                     45,390             --               --             45,390
   Stock options and warrants issued for services rendered          178,433        1,159,910          359,715        6,286,118
   Preferred stock issued for services rendered                        --               --               --                100
   Founders' shares transferred for services rendered                  --               --               --            353,506
   Changes in operating assets and liabilities
     (excluding the effects of acquisition):
    Miscellaneous receivables                                          --             13,192             --             43,812
    Other current assets                                           (538,795)         (78,886)        (108,610)        (843,897)
    Accounts payable and accrued expenses                           421,052         (553,606)        (740,319)       2,619,248
    Other, net                                                         --               --               --            110,317
                                                              -------------    -------------    -------------    -------------
      Net Cash Used in Operating Activities                     (15,881,958)     (11,969,134)     (13,732,089)     (78,683,651)

Cash Flows From Investing Activities:
  Purchase of property and equipment                               (646,383)        (506,108)        (779,519)      (4,228,981)
  Costs incurred for patents                                       (285,350)        (108,576)        (440,698)      (1,301,557)
  Change in restricted cash                                          (7,246)        (177,488)            --           (190,329)
  Proceeds from maturity of short term investments                7,000,854       20,570,283       59,309,515      126,687,046
  Purchases of short-term investments                            (4,638,783)     (10,069,597)     (45,279,543)    (126,687,046)
  Cash received in conjunction with merger                           82,232             --               --             82,232
  Advances to Antigen Express, Inc.                                 (32,000)            --               --            (32,000)
  Increase in officers' loans receivable                               --            (12,073)         (90,341)      (1,126,157)
  Change in deposits                                               (395,889)         107,755         (614,464)        (873,083)
  Change in notes receivable - common stock                         (24,805)         (23,113)         (22,585)         (84,803)
  Change in due from related parties                                 32,807             --               --         (2,222,390)
  Other, net                                                           --               --               --             89,683
                                                              -------------    -------------    -------------    -------------
      Net Cash Provided by (Used in) Investing Activities         1,085,437        9,781,083       12,082,365       (9,887,385)

Cash Flows From Financing Activities:
  Proceeds from issuance of long-term debt                          161,167             --               --          1,154,316
  Repayment of long-term debt                                       (73,140)         (60,004)          (9,363)      (1,108,491)
  Change in due to related parties                                     --               --               --            154,541
  Proceeds from exercise of warrants                                   --          2,296,502             --          4,552,984
  Proceeds from exercise of stock options                           126,640          111,300           27,500        1,010,440
  Proceeds from minority interest investment                           --                625           52,560        3,038,185
  Proceeds from issuance of preferred stock                            --               --               --         12,015,000
  Purchase of treasury stock                                           --            (88,338)        (395,531)        (483,869)
  Proceeds from issuance of common stock, net                     7,154,739        4,129,682             --         73,283,715
  Purchase and retirement of common stock                              --               --               --           (119,066)
                                                              -------------    -------------    -------------    -------------
      Net Cash Provided by (Used in) Financing Activities         7,369,406        6,389,767         (324,834)      93,497,755

Effect of Exchange Rates on Cash                                     20,956           23,399           (3,538)          23,700
                                                              -------------    -------------    -------------    -------------

Net Increase (Decrease) in Cash and Cash Equivalents             (7,406,159)       4,225,115       (1,978,096)       4,950,419

Cash and Cash Equivalents, Beginning of Period                   12,356,578        8,131,463       10,109,559             --
                                                              -------------    -------------    -------------    -------------

Cash and Cash Equivalents, End of Period                      $   4,950,419    $  12,356,578    $   8,131,463    $   4,950,419
                                                              =============    =============    =============    =============

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

             The Company's new subsidiary, Antigen Express, Inc. (Antigen), is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. The Company's immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). The immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are expected to greatly boost immune cell responses which diagnose and treat the ailments and conditions.

             The Company is a development stage company, which has a limited history of operations and has not generated any revenues from operations prior to the acquisition of Antigen (see Note 3) with the exception of the $1 million received in conjunction with the execution of a development agreement. Subsequent to the acquisition of Antigen, the Company has grant revenue from government agencies related to Antigen's operations. The Company has no products approved for commercial sale at the present time. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company's products will be commercially viable.

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

             SHORT-TERM INVESTMENTS
             Short-term investments consisted primarily of short-term notes of U.S. corporations and Canadian government savings bonds with original maturities of between three to twelve months and one to five years at July 31, 2003. These short-term notes are classified as held to maturity and are valued at amortized cost. At July 31, 2003, the cost of the investments approximated market value. There are no short-term investments as of July 31, 2004.

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

             PROPERTY HELD FOR INVESTMENT
             Property held for investment is recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets of thirty years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

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

             REVENUE RECOGNITION
             Revenue is derived principally from grants from government agencies. The Company recognizes revenue from restricted grants in the period which the Company has incurred the expenditures in compliance with the specific restrictions.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

             STOCK-BASED COMPENSATION
             The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the years ended July 31, 2004 and 2003, the Company recognized $45,390 and $-0- of compensation expense in connection with these options, respectively. Under APB No. 25, no stock-based employee compensation cost related to stock options is reflected in the Company's Statements of Operations, as all options granted under the plan had an exercise price more than or equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.


                                                                                   For the Years Ended July 31,
                                                                     ---------------------------------------------------------
                                                                             2004                2003                  2002
                                                                      --------------      --------------        --------------
             Net Loss Available to Common
                Stockholders, as Reported                            $   (19,172,586)    $   (14,025,918)      $   (14,413,934)

             Add:  Total Stock-Based Employee
                Compensation Expense Included
                In Reported Net Loss                                         (45,930)            --                    --

             Deduct:  Total Stock-Based Employee
                Compensation Expense Determined
                Under Fair Value Based Method                              1,786,920           3,335,731             2,777,400
                                                                     ---------------     ---------------       ---------------

             Pro Forma Net Loss Available
                to Common Stockholders                               $   (20,913,576)    $   (17,361,649)      $   (17,191,334)
                                                                     ===============     ===============       ===============

             Loss Per Share:
                Basic and diluted, as reported                             $    (.64)          $   (0.67)             $  (0.70)
                                                                           =========           =========              ========

                Basic and diluted, pro forma                               $    (.69)          $   (0.83)             $  (0.83)
                                                                           =========           =========              ========

             NET LOSS PER COMMON SHARE
             Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Refer to Note 15 for methodology for determining net loss per share.

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

             FINANCIAL INSTRUMENTS
             The carrying values of miscellaneous receivables, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Due from related party approximates its fair value as it is due on demand and long-term debt approximates its fair value based upon the borrowing rates available for the nature of the underlying debt.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS:
             On August 8, 2003, the Company acquired all of the outstanding capital stock of Antigen Express, Inc. pursuant to an Agreement and Plan of Merger ("Merger Agreement") and Antigen became a wholly-owned subsidiary of the Company.

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

                        Current assets                    $           100,558
                        Property and equipment                         10,026
                        Patents                                     4,878,012
                                                          -------------------

                        Total assets acquired             $         4,988,596

                        Current liabilities                           191,187
                                                          -------------------
                        Net assets acquired               $         4,797,409
                                                          ===================

             The results of operations of Antigen have been included in the consolidated financial statements since the date of acquisition.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - ACQUISITIONS (CONTINUED):
             The following unaudited pro forma financial information assumes that the acquisition consummated in 2003 had occurred as of the beginning of each period:

                                                                                                    July 31,
                                                                                    ------------------------------------------
                                                                                         2004                           2003
                                                                                    -----------------        -----------------
             Total Revenue                                                         $          627,184       $          584,475
             Net Loss Available to Common Stockholders                             $       18,286,298       $       14,286,258
             Basic and Diluted Net Loss per Common Share                           $             (.61)      $             (.60)

NOTE 4 - PROPERTY AND EQUIPMENT:
             The costs and accumulated depreciation of property and equipment are summarized as follows:

                                                                                                   July 31,
                                                                                   ------------------------------------------
                                                                                         2004                          2003
                                                                                   -----------------        -----------------
             Land                                                                  $         338,129        $         320,869
             Buildings and Improvements                                                    2,140,055                2,030,819
             Furniture and Fixtures                                                           83,957                   81,214
             Office Equipment                                                                125,289                  108,076
             Lab Equipment                                                                 3,576,570                3,026,529
                                                                                   -----------------        -----------------
             Total Property and Equipment                                                  6,264,000                5,567,507
             Less Accumulated Depreciation                                                 1,972,378                1,348,675
                                                                                   -----------------        -----------------
             Property and Equipment, Net                                           $       4,291,622        $       4,218,832
                                                                                   =================        =================

             Depreciation expense amounted to $575,709, $474,764 and $393,655 for the years ended July 31, 2004, 2003 and 2002, respectively.

NOTE 5 - PROPERTY HELD FOR INVESTMENT, NET:
             The costs and accumulated depreciation of assets held for investment are summarized as follows:

                                                                                                    July 31,
                                                                                   ------------------------------------------
                                                                                            2004                      2003
                                                                                   -----------------        -----------------
             Assets Held For Investment                                            $       2,375,507        $       1,967,933

             Less:  Accumulated Depreciation                                                 125,001                   61,621
                                                                                   -----------------        -----------------

             Assets Held For Investment, Net                                       $       2,250,506        $       1,906,312
                                                                                   =================        =================

             Depreciation expense amounted to $59,715, $57,877 and $-0- for the years ended July 31, 2004, 2003 and 2002, respectively.

             The Company's intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $237,040 of rental income and $163,480 of rental expenses, including interest charges of $49,693, for the year ended July 31, 2004.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - PATENTS:
             The costs and accumulated amortization of patents are summarized as follows:

                                                                                                    July 31,
                                                                                   ------------------------------------------
                                                                                            2004                      2003
                                                                                   -----------------        -----------------
             Patents                                                               $       6,199,402        $       1,020,805

             Less:  Accumulated Amortization                                                 502,497                  121,929
                                                                                   -----------------        -----------------

             Patents, Net                                                          $       5,696,905        $         898,876
                                                                                   =================        =================

             Weighted Average Life                                                        16.4 years                 17 years

             Amortization expense amounted to $377,719, $57,195 and $37,892 for the years ended July 31, 2004, 2003 and 2002, respectively. Amortization expense is expected to be approximately $397,000 per year for the years ended July 31, 2005, 2006, 2007, 2008 and 2009.

NOTE 7 - INCOME TAXES:
             The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) was $15,357,321 and from foreign operations (Canada and Bermuda) was $3,815,265 for the year ended July 31, 2004. As of July 31, 2004, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $55,293,175, which expire in 2013 through 2024, and in Generex Pharmaceuticals Inc. of approximately $23,859,031, which expire in 2006 through 2011. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

             For the years ended July 31, 2004, 2002 and 2002, the Company's effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

             Deferred income taxes consist of the following:

                                                                                                    July 31,
                                                                                   --------------------------------------------
                                                                                          2004                          2003
                                                                                   -----------------         ------------------
             Deferred Tax Assets:
                Net operating loss carryforwards                                   $        27,417,561       $       18,160,666
                Other timing difference                                                      1,769,094                1,744,159
                                                                                   -------------------       ------------------
                      Total Deferred Tax Assets                                             29,186,655               19,904,825

             Valuation Allowance                                                           (27,443,257)             (19,755,648)
             Deferred Tax Liabilities                                                       (1,743,398)                (149,177)
                                                                                   -------------------       ------------------
                      Net Deferred Income Taxes                                    $          --             $        --
                                                                                   ===================       ===================

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - INCOME TAXES (CONTINUED):

             A reconciliation of the United States Federal Statutory rate to the Company's effective tax rate for the years ended July 31, 2004, 2003 and 2002 is as follows:

                                                                                       2004             2003               2002
                                                                                      -----             ----             ------
             Federal statutory rate                                                      (34.0)%         (34.0)%          (34.0)%
             Increase (decrease) in income taxes resulting from:
                Loss incurred in Bermuda for which no benefit is
                  recognized                                                              --               --               2.9
                Losses for which the tax benefit was not previously recognized            (9.5)            --                --
                Imputed interest income on intercompany receivables
                  from foreign subsidiaries                                                1.6             1.4              1.4
                Foreign taxes booked at different rates                                   --                .7               .7
                Nondeductible items                                                        1.8             1.9              1.8
                Other                                                                     --                .7               .1
                Change in valuation allowance                                             40.1            29.3             27.1
                                                                                     ---------         -------         --------

             Effective tax rate                                                           --   %           --  %           --   %
                                                                                     =========         =======         ========

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
             Accounts payable and accrued expenses consist of the following:

                                                                                                        July 31,
                                                                                          ---------------------------------------
                                                                                                  2004                     2003
                                                                                          -----------------     -----------------
             Accounts Payable                                                             $       1,283,410     $       1,094,129
             Accrued Legal and Settlements                                                          252,537               292,085
             Termination Agreements and Severance Pay                                               411,452                 --
                                                                                          -----------------     -----------------
                      Total                                                               $       1,947,399     $       1,386,214
                                                                                          =================     =================

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

             Subsequent to July 31, 2004, the V.P. provided advanced notification of termination of this consulting agreement (see Note
             20).

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             LEASES
             The Company has entered into various operating lease agreements for the use of vehicles and office equipment.

             Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2004 are as follows:

                             Year                                   Amount
                             ----                                   ------

                             2005                                  $      37,345
                             2006                                         37,345
                             2007                                         19,939
                             2008                                          6,789
                             2009                                          6,789
                             Thereafter                                    --
                                                                   -------------
                                 Total Minimum Lease Payments      $     108,207
                                                                   =============

             Lease expense amounted to $12,432, $23,712 and $13,766 for the years ended July 31, 2004, 2003 and 2002, respectively.

             The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

             RENTAL OPERATIONS
             The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2004:
                             Year                                   Amount

                             2005                                 $      186,458
                             2006                                        133,266
                             2007                                        123,253
                             2008                                         78,941
                             2009                                         32,356
                             Thereafter                                    --
                                                                  --------------
                                 Total                            $      554,274
                                                                  ==============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             PROPERTY HELD FOR INVESTMENT
             The Company leases units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2004:

                             Year                                   Amount

                             2005                                   $    192,611
                             2006                                        179,640
                             2007                                        166,393
                             2008                                        114,762
                             2009                                         36,043
                             Thereafter                                     --
                                                                    ------------
                                 Total                              $    689,449
                                                                    ============

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

             CONCENTRATIONS IN DEVELOPMENT ARRANGEMENTS
             On November 5, 2003, the Company entered into a Bulk Supply Agreement with a pharmaceutical company for the sale of human insulin crystals to the Company over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases. The prepayment is being expensed as purchases are made. The current and long-term portions have been determined based upon the purchase requirements as established in the agreement less amounts purchased. As of July 31, 2004, $495,000 is included in other current assets, which represents the remaining balance of the prepayment. Additionally, pursuant to this agreement, we have additional minimum purchase commitment of $5.7 million. The Company may reduce or eliminate this commitment by providing a written notice to the supplier prior to June 1, 2005.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             PENDING LITIGATION (CONTINUED)
             On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limits the issue of damages before the new panel of arbitrators to reliance damages which is not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was incorrect.

             On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. A new arbitration took place in early June 2004.

             On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. No motion to confirm this award has been filed by Sands as of the date of this report. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals. As such, the award is subject to further legal proceedings.

             At the present time, the Company is not able to predict the ultimate outcome of this legal proceeding or to estimate a range of possible loss from this legal proceeding. Therefore, no provision has been recorded in the accompanying financial statements.

             In February 2001, a former business associate of the Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiffs' cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             PENDING LITIGATION (CONTINUED)
             In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. Generex Pharmaceuticals, Inc., has sought leave to appeal the Courts of Appeal's decision to the Supreme Court of Canada. The appeal was dismissed. The parties have signed Minutes of Settlement in April 2004, pursuant to which the Company is required to pay the plaintiff a total of $280,000 Canadian (approximately $211,000 US) in monthly installments. The installments consist of $20,000 CND on May 1, 2004, $20,000 CND on June 1, 2004, $50,000 CND on July 1,
             2004 and 7 monthly payments of $27,142.86 CND each from August 1, 2004 to February 1, 2005.

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

             EMPLOYMENT AGREEMENTS
             On March 17, 2003, the Company entered into an employment agreement for an initial term of five years, whereby the Company is required to pay an annual base salary and bonus of $130,000 to the employee. In the event the agreement is terminated within the initial five-year term, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

             On August 6, 2003, in conjunction with the Antigen acquisition, (see Note 3) the Company entered into at will employment agreements with five Antigen employees requiring the Company to pay an annual aggregate salary of $621,500 to the five employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement. On November 19, 2003, the Company terminated an employment agreement with one of these individuals.

             SETTLEMENT AGREEMENTS
             In April 2004 the Company entered into a settlement agreement with an individual requiring payments of totaling approximately $211,000 ($280,000 Canadian dollars) commencing May 2004 (see Pending Litigation). As of July 31, 2004, $109,000 is included in accounts payable.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED):

             TERMINATION AGREEMENTS
             On November 19, 2003, the Company terminated its employment agreement with an employee of its wholly owned subsidiary Antigen. In accordance with the terms of the agreement, the terminated employee will receive severance salary in the amount of $175,000, payable in twelve monthly installments of $14,583 each, less withholdings mandated by applicable law. In addition, the terminated employee's benefits package will remain in effect for a period of one year from the date of termination. The remaining installments totaling $72,917 are included in accounts payable and accrued expenses.

             On March 9, 2004, the Company entered into a Memorandum of Agreement as a result of the termination of one of its employees whereby the Company has committed to pay approximately $432,000 ($575,000 Canadian dollars), the unpaid portion of $338,535 ($450,000 Canadian dollars) is included in accounts payable and accrued expenses at July 31, 2004, and issue options to purchase 450,000 shares of common stock at an exercise price of $1.47.

NOTE 10 - RELATED PARTY TRANSACTIONS:

             The amount due from a related party at July 31, exclusive of the officers' loans receivable, is as follows:


                                                                                                   EBI, Inc.
                                                                                                  -----------
             Beginning Balance, August 1, 2002                                                    $   322,685
             Effect of Foreign Currency Translation Adjustments                                        40,094
                                                                                                  -----------
             Ending Balance, July 31, 2003                                                            362,779
             Payment Made During 2004                                                                 (32,807)
             Effect of Foreign Currency Translation Adjustments                                        19,322
                                                                                                  -----------
             Ending Balance, July 31, 2004                                                        $   349,294
                                                                                                  ===========

             This amount, which is due from EBI, Inc., is non-interest bearing, unsecured and has no fixed terms of repayment. EBI, Inc. is a shareholder of the Company and is controlled by the estate of the Company's former Chairman of the Board.

             The Company estimates the following additional amounts would have been recorded if such transaction was consummated under arms-length agreements:

                                                                                For the Years Ended July 31,
                                                          ---------------------------------------------------------------------
                                                                  2004                     2003                     2002
                                                          ---------------------     -------------------     -------------------
             Interest Income                                  $     19,012              $      12,207             $  31,250

             The interest income amounts were computed at estimated prevailing rates based on the average receivable balance outstanding during the periods reflected.

             During the years ended July 31, 2004, the Company's three senior officers, and during the years ended July 31, 2003 and 2002, the Company's four senior officers, who are also shareholders of the Company, were compensated indirectly by the Company through management services contracts between the Company and management firms of which they are owners. The amounts paid to these management firms amounted to $927,523, $1,319,238 and $1,075,847 for the years ended July 31, 2004, 2003 and 2002, respectively.

             See Note 9 for a discussion of the consulting agreement with the Company's Vice President of Research and Development.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - RELATED PARTY TRANSACTIONS (CONTINUED):
             On May 3, 2001, three of the Company's senior officers, who are also shareholders of the Company, were given loans of $334,300 each, in exchange for promissory notes. These notes bear interest at 8.5 percent per annum and were originally payable in full on May 1, 2002. The notes were extended until October 1, 2002, at terms comparable to the original notes. These notes are guaranteed by a related company owned by these officers and secured by 2,500,000 pledged shares of the Company's common stock currently owned by this related company. In September 2002, the notes were redeemed pursuant to the Stock Pledge Agreement. The outstanding balance of $1,126,157 was repaid with 592,716 shares of common stock, as determined by the Compensation Committee. These shares effectively became treasury stock.

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

             The Company utilizes a management company to manage all of its real properties. The property management company is owned by two of the Company's senior officers and the estate of the Company's former Chairman of the Board. For the years ended July 31, 2004, 2003 and 2002, the Company has paid the management company $40,180, $33,237 and $37,535, respectively, in management fees.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - LONG-TERM DEBT:
             Long-term debt consists of the following:

                                                                                                             July 31,
                                                                                               -----------------------------------
                                                                                                     2004                2003
                                                                                               -----------------  ----------------
             Mortgage payable - interest at 9.7 percent per annum, monthly payments of principal and interest of $4,453, final payment due May
             25, 2005, secured by first mortgage over real property located at
             17 Carlaw Avenue and 33 Harbour
             Square, Toronto, Canada                                                              $  573,184         $  551,859

             Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $1,662, final payment due
             October 2005, secured by real property located
             at 11 Carlaw Avenue, Toronto, Canada                                                    187,127            182,341

             Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,833, principal payment due August
             2006, secured by real property located
             at 11 Carlaw Avenue, Toronto, Canada                                                    300,920               --

             Demand Term Loan payable - interest at 5.8 percent per annum, monthly principal and interest payments of $5,016 plus interest, final payment due July 2005, secured by real property located at 11
             Carlaw Avenue, Toronto, Canada and
             restricted cash of $188,967                                                             787,402            804,325

             Mortgage payable - interest at 11.5 percent per annum, monthly interest payments only, principal due August 1, 2006, secured by secondary rights to real property located
             at 11 Carlaw Avenue, Toronto, Canada                                                    376,150            356,950
                                                                                               -----------------  ----------------

             Total Debt                                                                            2,224,783          1,895,475

             Less Current Maturities                                                               1,366,122            426,767
                                                                                               -----------------  ----------------
             Long-Term Debt, Less Current Maturities                                           $     858,661       $  1,468,708
                                                                                               =================  ================

             Aggregate maturities of long-term debt of the Company due within the next five years ending July 31, are as follows:

                             Year                                 Amount

                             2005                              $      1,366,122
                             2006                                       858,661
                             Thereafter                                --
                                                               ----------------
                                 Total                         $      2,224,783
                                                               ================

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - SERIES A PREFERRED STOCK:
             During 2001, the Company issued 1,000 shares of Series A Preferred Stock (Series A) with a par value of $.001 per share. The holder has the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company; the number of shares of common stock issuable upon conversion is variable based on a formula which reflects the common stock price. The holder also has the option to exchange the shares of the Company's Series A Preferred stock for 3,612 shares of the Company's convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1 percent of the Company's equity ownership in Generex (Bermuda) Ltd. Upon exercise, the holder and the Company would each own 50 percent of Generex (Bermuda) Ltd. (See Note 18 for discussions of Generex (Bermuda), Ltd.) Holders of Series A shares are not entitled to vote. In addition, the holders of Series A shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company's common stock as and when dividends are declared and paid on the Company's common stock, and are also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share. This dividend is to be compounded each anniversary of the date of issuance of the Series A shares and payable by issuance of additional Series A shares valued at the original issue price. Any Series A shares outstanding on January 16, 2007, are to be redeemed for cash or shares of common stock.

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

             On January 15, 2004, the Company paid a 6 percent stock dividend on the Company's Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $810,003, which was calculated based upon the original issue price of the preferred shares.

             At July 31, 2004 and 2003, the Series A had an aggregate liquidation preference of $14,310,057 and $13,500,054, respectively.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY:

             WARRANTS
             As of July 31, 2004, the Company has the following warrants to purchase common stock outstanding:

             Number of Shares                          Warrant Exercise                        Warrant
              To be Purchased                           Price Per Share                     Expiration Date
             ----------------                          ----------------                     ---------------
                   11,764                                   $  4.25                         January 7, 2005
                  691,667                                   $  4.34                         May 17, 2005
                   19,584                                   $  5.00                         May 17, 2005
                  256,667                                   $  8.66                         May 17, 2005
                  214,484                                   $  6.50                         September 29, 2005
                  114,055                                   $  6.60                         September 29, 2005
                  239,222                                   $ 11.13                         September 29, 2005
                      226                                   $ 12.99                         September 29, 2005
                   75,000                                   $ 25.15                         January 16, 2006
                  666,667                                   $  1.80                         June 6, 2006
                  188,656                                   $  5.09                         July 6, 2006
                  124,859                                   $ 10.18                         July 6, 2006
                   50,000                                   $ 12.99                         March 18, 2007
                1,269,519                                   $  1.71                         May 27, 2007
                   70,000                                   $  1.25                         November 29, 2007
                   60,000                                   $  1.88                         November 29, 2007
                  505,000                                   $  2.50                         November 29, 2007
                   30,000                                   $  3.00                         November 29, 2007
                   20,000                                   $  2.50                         October 30, 2008
                  425,170                                   $  1.86                         January 9, 2009
                   57,143                                   $  2.20                         January 9, 2009
                   13,889                                   $  2.25                         January 9, 2009
                  166,667                                   $  1.89                         February 13, 2009
                   23,438                                   $  2.02                         February 13, 2009
                   17,169                                   $  2.10                         February 13, 2009
                1,967,213                                   $  1.68                         July 12, 2009

             NOTES RECEIVABLE - COMMON STOCK
             Notes receivable - common stock consist of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note, which was originally due on December 1, 1999, was initially extended until October 1, 2000, and then extended until June 1, 2001. On July 31, 2001, the uncollected balance on this note, including accrued interest at 7 percent per annum, was $57,720 and a new promissory note was signed. Under the terms of the July 31, 2001 note, the principal of $57,720, together with accrued interest at 7 percent per annum, was due July 31, 2002. On July 31, 2002, the uncollected balance on this note, including accrued interest, was $61,867 and a new promissory note was signed. Under the terms of the July 31, 2002 note, the principal of $61,867, together with accrued interest at 7 percent per annum, was due July 31, 2003. On July 31, 2003, the uncollected balance on this note, including accrued interest, was $66,198 and a new promissory note was signed. Under the terms of the July 31, 2003 note, the principal of $66,198, together with accrued interest at 7 percent per annum, is due July 31, 2004. As of July 31, 2004 and 2003, the outstanding balance on this note, including accrued interest at 7 percent per annum, was $70,857 and $66,198, respectively. As of July 31, 2004, this note has not been extended.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - STOCKHOLDERS' EQUITY (CONTINUED):

             NOTES RECEIVABLE - COMMON STOCK (CONTINUED)
             The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note was originally due on March 15, 2002, when a new promissory note was signed, effectively extending the due date to March 15, 2003. On March 15, 2003 a new promissory note was signed, effectively extending the due date to March 15, 2004. As of July 31, 2004 and 2003, the outstanding balance on this note, including accrued interest at 7 percent per annum, was $313,946 and $293,800, respectively. As of July 31, 2004, this note has not been extended. Subsequent to the year end, the Company initiated a legal action to collect on this note.

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

             TREASURY STOCK
             In September 2001, the Board of Directors of the Company authorized the repurchase of up to $1 million of the Company's common stock from the open market. During the fiscal years ended July 31, 2004 and 2003, the Company purchased -0- and 53,000 shares of common stock to be held in treasury at a cost of $-0- and $88,338, respectively. Also included in treasury stock are 592,716 shares of common stock valued at $1,126,157 received as repayment of officer loans receivable (see Note 10). On November 25, 2003, the Company cancelled all 742,216 shares held in Treasury Stock. The Company originally purchased these shares for $1,610,026.

             As of July 31, 2004 and 2003, there were -0- and 742,216 shares held in treasury valued at $-0- and $1,610,026, respectively.

NOTE 14 - STOCK BASED COMPENSATION:

             STOCK OPTION PLANS
             The Company has three stock option plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 1,500,000 shares of common stock are reserved for issuance under the 1998 Stock Option Plan (the 1998 Plan), a total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 8,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan).

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK BASED COMPENSATION (CONTINUED):

             STOCK OPTION PLANS (CONTINUED)
             The 1998, 2000 and 2001 Plans (the Plans) are administered by the Compensation Committee (the Committee). The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of, the options. The Committee is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Committee.

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

             The following is a summary of the common stock options granted, canceled or exercised under the Plan:

                                                                                               Weighted Average
                                                                                               Exercise Price Per
                                                                    Shares                           Share
                                                                 ---------------            -----------------------
                     Outstanding - August 1, 2001                      4,187,000                    $ 6.31
                     Granted                                             780,159                      5.42
                     Canceled                                             80,000                      5.65
                     Exercised                                             5,000                      5.50
                                                                 ---------------
                     Outstanding - July 31, 2002                       4,882,159                      6.18
                     Granted                                           2,860,000                      1.85
                     Canceled                                          1,077,000                      5.95
                     Exercised                                            70,000                      1.59
                                                                 ---------------
                     Outstanding - July 31, 2003                       6,595,159                      4.38
                     Granted                                           1,846,000                      1.63
                     Canceled                                          1,181,600                      5.61
                     Exercised                                            45,400                      1.88
                                                                 ---------------
                     Outstanding - July 31, 2004                       7,214,159                    $ 3.49
                                                                 ===============

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK BASED COMPENSATION (CONTINUED):

             STOCK OPTION PLANS (CONTINUED)
             The following table summarizes information on stock options outstanding at July 31, 2004:

                                                    Options Outstanding                               Options Exercisable
                                 ---------------------------------------------------------      -----------------------------
                                                         Weighted
                                         Number            Average            Weighted             Number           Weighted
                                      Outstanding        Contractual           Average           Exercisable        Average
                Range of                  at                Life               Exercise              at             Exercise
             Exercise Price          July 31, 2004         (Years)              Price           July 31, 2004        Price
             --------------      -------------------    -----------------    -------------      -------------      ----------
              $1.00 - $2.19             4,576,000           3.54                $  1.76           4,016,500         $  1.78
              $5.00 - $6.54             1,323,659           1.26                $  5.11           1,323,659         $  5.11
              $7.50 - $8.70             1,214,500           1.20                $  7.70           1,214,500         $  7.70
                 $10.21                   100,000           1.50                $ 10.21             100,000         $ 10.21

             Options typically vest over a period of two years and have a contractual life of five years.

             Options exercisable at July 31, are as follows:

                                                     Number of               Weighted Average
                               Year                   Options                 Exercise Price
                               ----                   -------                 --------------
                               2002                  4,685,659                 $    6.26
                               2003                  5,858,659                 $    4.62
                               2004                  6,654,659                 $    3.65

             During the years ended July 31, 2004, 2003 and 2002, $45,390, $-0-
             and $-0-, respectively, was charged to compensation expense with respect to options granted to employees and directors of the Company.

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

                                                Risk-Free             Expected             Expected           Expected
                                             Interest Rate          Life (Years)          Volatility          Dividends
                                             -------------          ------------          ----------          ---------
             July 31, 2004                       1.00%                    5.01                 1.0604              --
             July 31, 2003                        .90%                    4.29                 1.0219              --
             July 31, 2002                       1.74%                    4.81                  .9641              --

             The weighted average fair value of the Company's stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended July 31, 2004, 2003 and 2002 was $1.24, $1.35 and $4.33 per share, respectively.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - STOCK BASED COMPENSATION (CONTINUED):

             EQUITY INSTRUMENTS ISSUED FOR SERVICES RENDERED
             During the years ended July 31, 2004, 2003 and 2002, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

NOTE 15 - NET LOSS PER SHARE:
             Basic EPS and Diluted EPS for the years ended July 31, 2004, 2003 and 2002 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants and options and shares to be issued upon conversion of Series A Preferred stock, representing approximately 15,058,348 incremental shares, have been excluded from the 2004 computation of Diluted EPS as they are antidilutive due to the losses generated.

NOTE 16 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

                                                                                For the Years Ended July 31,
                                                              ---------------------------------------------------------------------
                                                                    2004                      2003                       2002
                                                              -----------------        -----------------          -----------------
             Cash paid during the year for:
                     Interest                                   $    166,166             $    149,233               $    64,310
                     Income taxes                               $       --               $       --                 $      --

             Disclosure of non-cash investing and financing activities:

             Year Ended July 31, 2004
                Issuance of Series A Preferred Stock as preferred stock dividend                                    $   810,003
                Application of deposit to advances to Antigen Express, Inc.                                         $    25,000
                Acquisition of Antigen Express, Inc through the issuance of common
                  stock and the assumption of stock options                                                         $ 4,797,409
                Retirement of treasury stock                                                                        $ 1,610,026
                Purchase of assets held for investment in exchange for long-term debt                               $   138,001

             Year Ended July 31, 2003
                Issuance of Series A Preferred Stock as preferred stock dividend                                    $   764,154
                Settlement of officer loans receivable in exchange for shares of
                  common stock held in treasury                                                                     $ 1,126,157
                Assumption of long-term debt in conjunction with building purchase                                  $ 1,080,486
                Utilization of deposit in conjunction with building purchase                                        $   501,839

             Year Ended July 31, 2002
                Issuance of Series A Preferred stock as preferred stock dividend                                    $   720,900

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SEGMENT INFORMATION:
             The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

             SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. The Company's management reporting structure provides for only one segment.

             The regions in which the Company had identifiable assets and revenues are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area.

                                                                   2004                      2003                     2002
                                                            ---------------------      ------------------      ------------------
             Identifiable Assets

             Canada                                         $          14,006,834      $       22,638,708      $       28,160,748
             United States                                              5,005,156                --                      --
                                                            ---------------------      ------------------      ------------------
                     Total                                  $          19,011,990      $       22,638,708      $       28,160,748
                                                            =====================      ==================      ==================

             Revenue

             Canada                                         $              --          $         --            $         --
             United States                                                627,184                --                      --
                                                            ---------------------      ------------------      ------------------
                     Total                                  $             627,184      $         --            $         --
                                                            =====================      ==================      ==================

NOTE 18 - COLLABORATIVE AGREEMENTS:
             The Company has a joint venture with Elan International Services, Ltd. ("EIS"), a wholly owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"). Through the joint venture, the parties agreed to pursue the application of certain of the Company's and Elan's drug delivery technologies, including the Company's platform technology for the buccal delivery of large molecule drugs, to pharmaceutical products for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, the parties expanded the joint venture agreement to include buccal morphine for the management of pain. The parties will conduct the joint venture through Generex (Bermuda), Ltd. (Generex Bermuda), a Bermuda limited liability company. The parties are free to develop other products on their own outside the field of the joint venture.

             The Company applied the $12,015,000 that it received from EIS for the shares of the Company's Series A Preferred Stock (see Note 12) to form Generex Bermuda. The Company's interest in this company consists of 6,000 shares of Generex Bermuda common stock and 3,612 shares of convertible preferred stock, representing an 80.1 percent equity ownership interest in Generex Bermuda. At the same time, EIS remitted $2,985,000 to purchase 2,388 shares of Generex Bermuda convertible preferred stock, representing a 19.9 percent equity ownership interest in Generex Bermuda. The Series A Preferred stock has an exchange feature which allows EIS to acquire an additional
             30.1 percent equity ownership interest in Generex Bermuda. As of July 31, 2004, 2003 and 2002, the minority interest has been reduced to $-0- due to their share of Generex Bermuda's net loss.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 18 - COLLABORATIVE AGREEMENTS (CONTINUED):
             Generex Bermuda was granted rights to use the Company's buccal delivery technology and certain Elan drug delivery technologies for purposes of the joint venture. Using the funds from the initial capitalization, Generex Bermuda paid a nonrefundable license fee of $15,000,000 to Elan in consideration for being granted rights to use the Elan drug delivery technologies during the year ended July 31, 2001. The Company expensed the entire cost of the license as a research and development expense because of the uncertainties surrounding the future realization of revenue from the use of the license. During the years ended July 31, 2003 and 2002, Generex Bermuda continued to incur research and development and operational expenses in conjunction with the joint venture's operations. There has been no activity for the year ended July 31, 2004.

NOTE 19 - QUARTERLY INFORMATION (UNAUDITED):
             The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2004. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

                                                              Q1               Q2                   Q3                    Q4
                                                        --------------     ---------------     --------------     --------------
               Fiscal Year July 31, 2004:
                Contract research revenue               $       68,061     $       117,503     $      235,129      $      206,491
                Operating loss                          $   (3,790,784)    $    (4,746,528)    $   (4,908,093)     $   (5,119,936)
                Net loss                                $   (3,612,270)    $    (4,774,620)    $   (4,900,075)     $   (5,075,618)
                Net loss available to common
                   stockholders                         $   (3,612,270)    $    (5,584,623)    $   (4,900,075)     $   (5,075,618)
                Net loss per share                      $         (.13)    $          (.19)    $         (.16)     $         (.17)

               Fiscal Year July 31, 2003:
                Contract research revenue               $       --         $      --           $      --           $      --
                Operating loss                          $   (2,805,371)    $    (4,700,645)    $   (2,763,741)     $   (3,578,933)
                Net loss                                $   (2,668,662)    $    (4,575,030)    $   (2,607,871)     $   (3,410,201)
                Net loss available to common
                  stockholders                          $   (2,668,662)    $    (5,331,975)    $   (2,607,871)     $   (3,417,410)
                Net loss per share                      $        (0.13)    $         (0.27)    $        (0.13)     $         (.14)

NOTE 20 - SUBSEQUENT EVENTS:
             On August 10, 2004, the Company issued an aggregate 770,000 shares of common stock and 500,000 warrants to purchase common stock to certain consultants in exchange for financial services.

             On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. No motion to confirm this award has been filed by Sands as of the date of this report. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals.

             On August 26, 2004, the Vice President of Research and Development resigned from his position as an officer of the Company. The V.P. also gave notice to the Company that the Consulting Agreement between the V.P. and the Company will terminate effective August 25, 2005. The Company does not believe that the V.P.'s resignation or the termination of his Consulting Agreement will have a material adverse effect.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - SUBSEQUENT EVENTS (CONTINUED):
             On October 18, 2004, the Company entered into Securities Purchase Agreement to sell 800,000 shares of common stock at $2.50 per share for the gross proceeds of $2,000,000. The closing date for this transaction is to be agreed upon, but in no event later than December 10, 2004.

             On November 10, 2004, the Company entered into definitive agreements with four accredited investors, pursuant to which the Company will issue convertible promissory notes for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The notes are convertible into registered common stock of the Company at a per share price equal to the 10-day Volume Weighted Average Price (VWAP) on the closing date. The coupon and amortization payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the 20-day VWAP at as the payment date. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective July 1, 2003, we dismissed Deloitte & Touche, LLP ("Deloitte") and engaged BDO Dunwoody, LLP ("BDO Dunwoody") to serve as the independent public accountants to audit our financial statements for the fiscal year ending July 31, 2003. We have retained BDO Dunwoody to serve as the independent public accountants to audit our financial statements for the fiscal year ending July 31, 2004 as well.

The dismissal of Deloitte and the appointment of BDO Dunwoody as independent public accountants replacing Deloitte was approved by the audit committee of our Board of Directors. Deloitte did not decline to stand for re-election.

During fiscal years ended July 31, 2004 and July 31, 2003, BDO Dunwoody's reports on our financial statements did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles. Deloitte's reports on our financial statements for the fiscal year ended July 31, 2002, the last fiscal year during which Deloitte served as our independent public accountants, did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the two fiscal years during which Deloitte served as our independent public accountants, and the subsequent interim period preceding Deloitte's dismissal, we had no disagreements with Deloitte, as the term "disagreement" is defined in Item 304(a)(1)(iv) of Regulation S-K, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements, if not resolved to Deloitte's satisfaction, would have caused Deloitte to make reference to the subject matter of the disagreements in its reports. During the two fiscal years during which Deloitte served as our independent public accountants, and the subsequent interim period preceding Deloitte's dismissal, there were no "reportable events" as that term is defined in Item 304 (a)(1)(v) of Regulation S-K.

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

ITEM 9B.          OTHER INFORMATION

NOT APPLICABLE.

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

3.1 Restated Certificate of Incorporation of Generex Biotechnology Corporation, as amended, filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended January 31, 2004 filed with the Commission on March 15, 2004 is incorporated herein by reference.

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

4.2.4 Amended 2001 Stock Option Plan filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for fiscal quarter ended October 31, 2004 filed with the Commission on December 15, 2003 is incorporated hereby by reference.

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

4.13.7 Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003.*

4.14.1 Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein filed as Exhibit 4.1 to our Report on Form 8-K/A dated January 5, 2004 filed with the Commission March 24, 2004 ("March 24, 2004 8-K") is incorporated hereby by reference.

4.14.2 Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein filed as Exhibit 4.2 to our March 24, 2004 8-K is incorporated herein by reference.

4.14.3              Form of Warrant issued in connection with 4.14.1 filed as
                    Exhibit 4.3 to our March 24, 2004 8-K is incorporated herein by reference.

4.14.4 Form of Additional Investment Right issued in connection with 4.14.1 filed as Exhibit 4.4 to our March 24, 2004 8-K is incorporated herein by reference.

4.15.1 Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited filed as Exhibit 4.1 to our Report on Form 8 dated January 7, 2004 filed with the Commission March 1, 2004 ("March 1, 2004 8-K") is incorporated herein by reference.

4.15.2 Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited filed as Exhibit 4.2 to our March 24, 2004 8-K is incorporated herein by reference.

4.15.3              Warrant issued in connection with 4.15.1 filed as Exhibit
                    4.3 to our March 24, 2004 8-K is incorporated herein by reference.

4.15.4 Additional Investment Right issued in connection with 4.15.1 filed as Exhibit 4.4 to our March 24, 2004 8-K is incorporated herein by reference.

4.16.1 Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC filed as Exhibit 4.5 to our March 24, 2004 8-K is incorporated herein by reference.

4.16.2 Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC filed as Exhibit 4.6 to our March 24, 2004 8-K is incorporated herein by reference.

4.16.3              Warrant issued in connection with 4.16.1 filed as Exhibit
                    4.7 to our March 24, 2004 8-K is incorporated herein by reference.

4.16.4 Additional Investment Right issued in connection with 4.16.1 filed as Exhibit 4.8 to our March 24, 2004 8-K is incorporated herein by reference.

4.17.1 Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. filed as Exhibit 4.9 to our March 24, 2004 8-K is incorporated herein by reference.

4.17.2 Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. filed as Exhibit 4.10 to our March 24, 2004 8-K is incorporated herein by reference.

4.17.3              Warrant issued in connection with 4.17.1 filed as Exhibit
                    4.11 to our March 24, 2004 8-K is incorporated herein by reference.

4.17.4 Additional Investment Right issued in connection with 4.17.1 filed as Exhibit 4.12 to our March 24, 2004 8-K is incorporated herein by reference.

4.17.5 Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. filed as
                    Exhibit 4.13 to our March 24, 2004 8-K is incorporated herein by reference.

4.18.1 Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis filed as Exhibit 4.14 to our March 24, 2004 8-K is incorporated herein by reference.

4.18.2 Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis filed as Exhibit 4.15 to our March 24, 2004 8-K is incorporated herein by reference.

4.18.3              Warrant issued in connection with 4.18.1 filed as Exhibit
                    4.16 to our March 24, 2004 8-K is incorporated herein by reference.

4.18.4 Additional Investment Right issued in connection with 4.18.1 filed as Exhibit 4.17 to our March 24, 2004 8-K is incorporated herein by reference.

4.19.1 Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. filed as Exhibit 4.18 to our March 24, 2004 8-K is incorporated herein by reference.

4.19.2 Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. filed as Exhibit 4.19 to our March 24, 2004 8-K is incorporated herein by reference.

4.19.3              Warrant issued in connection with 4.19.1 filed as Exhibit
                    4.20 to our March 24, 2004 8-K is incorporated herein by reference.

4.19.4 Additional Investment Right issued in connection with 4.19.1 filed as Exhibit 4.21 to our March 24, 2004 8-K is incorporated herein by reference.

4.20.1 Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein filed as Exhibit 4.1 to our Report on Form 8-K dated July 12, 2004 filed with the Commission on July 14, 2004 ("July 2004 8-K") is incorporated herein by reference.

4.20.2 Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein filed as Exhibit 4.2 to July 2004 8-K is incorporated herein by reference.

4.20.3              Form of Warrant issued in connection with 4.20.1 filed as
                    Exhibit 4.3 to July 2004 8-K is incorporated herein by reference.

4.20.4 Form of Additional Investment Right issued in connection with 4.20.1 filed as Exhibit 4.4 to July 2004 8-K is incorporated herein by reference.

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

10.4 Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. filed as Exhibit 10.4 to our Form 10-K for the fiscal year ended July 31, 2003 filed with the Commission on October 29, 2003 is incorporated herein by reference.

16. Letter from Deloitte & Touche, LLP regarding its concurrence with the statements made by Generex in this Report regarding its dismissal as principal accountant filed as Exhibit 16 to our Current Report on Form 8-K/A filed with the Commission on July 11, 2003 is incorporated herein by reference.

21                  Subsidiaries of the Registrant.*

23.1 Consent of BDO Dunwoody, LLP, independent registered chartered accountants.*

23.2 Consent of Deloitte & Touche LLP, independent registered chartered accountants.*

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

REPORTS ON FORM 8-K

The following Reports on Form 8-K were filed during the last quarter of the fiscal year ended July 31, 2004 and subsequent interim period ended October 27, 2004:

     o Report on Form 8-K, filed with the Commission July 14, 2004, relating to the private placement of unregistered common stock and warrants under Item 5 - Other Events.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2004.

                            GENEREX BIOTECHNOLOGY CORPORATION

                            By: /s/ Anna E. Gluskin
                               ----------------------------
                                Name: Anna E. Gluskin
                                Title: President
                                Date: November 10, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME                                     CAPACITY IN WHICH SIGNED               DATE

/s/ Anna E. Gluskin                      President, Chief Executive Officer     November 10, 2004
---------------------------------        and Director

/s/ Rose C. Perri                        Chief Operating Officer, Treasurer,    November 10, 2004
---------------------------------        Acting CFO, Secretary and Director
Rose C. Perri

/s/ Mindy J. Allport-Settle              Vice President, Research and           November 10, 2004
---------------------------------        Development and Director
Mindy J. Allport-Settle.

/s/ Gerald Bernstein, M.D.               Vice President and Director            November 10, 2004
---------------------------------
Gerald Bernstein, M.D.

/s/ J. Michael Rosen                     Director                               November 10, 2004
---------------------------------
J. Michael Rosen

/s/ Brian T. McGee                       Director                               November 10, 2004
---------------------------------
Brian T. McGee

/s/ John P. Barratt                      Director                               November 10, 2004
---------------------------------
John P. Barratt

/s/ Slava Jarnitskii                     Controller                             November 10, 2004
---------------------------------
Slava Jarnitskii