Form 10-K/A
period 2004-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2004-11-29
CIK 1059784

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

                        Commission file number 000-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             (Exact name of registrant as specified in its charter)

                 Delaware                               98-0178636
     -------------------------------       ---------------------------------
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


The aggregate market value of the voting stock held by non-affiliates of the registrant at November 22, 2004, based on the closing price as of that date, was approximately $20,031,475.

At November 22, 2004, the registrant had 34,754,648 shares of common stock outstanding.


                    Documents incorporated by reference: None

PART III

This Form 10-K/A furnishes the information required by Part III (Items 10, 11, 12 and 13).

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Anna E. Gluskin                    53       Chairman, President, Chief Executive
                                              Officer and Director

  Rose C. Perri                      37       Chief Operating Officer, Acting Chief Financial
                                              Officer, Treasurer, Secretary and Director

  Gerald Bernstein, M.D              71       Director, Vice President Medical Affairs

  Mark Fletcher, Esquire             39       Executive Vice President and General Counsel

  J. Michael Rosen                   53       Director

  John P. Barratt                    60       Director

  Mindy J. Allport-Settle            37       Director

  Brian T. McGee                     43       Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board of Directors.

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

Gerald Bernstein, M.D. -- Director since October 2002. Dr. Gerald Bernstein has served as Vice President of Generex since October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York, since 1999. He was president of the American Diabetes Association from 1997 to 1998.

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

John P. Barratt -- Director since March 2003. Mr. Barratt is Court appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a US Chapter 11 Bankruptcy Case. Prior to his appointment in 2002, he had served as Chief Operating Officer of Beyond.com, since 2000. From January 1996 to September 2000, Mr. Barratt served as partner-in-residence for the Quorum Group of Companies, an international investment partnership specializing in providing debt and equity capital to the emerging high growth technology sector. From 1988 to December 1995, Mr. Barratt was Executive Vice President and Chief Operating Officer of Coscan Development Corporation. He previously held a number of senior-level management positions, including Deputy Chief Executive of Lloyds Bank Canada. Mr. Barratt also currently serves on the Board of Directors and is Chairman of the Credit Committee and member of the Audit Committee for the Bank of China (Canada), and as a director and a member of the Audit Committee of GLP NT Corporation and BNN Split Corporation. Mr. Barratt also serves on the Advisory Board of Brascan SoundVest Diversified Income Fund and Brascan SoundVest Total Return Fund.

Mindy J. Allport-Settle -- Director since February 2004. Ms. Allport-Settle has been President and Chief Executive Officer of Integrated Development, LLC ("Integrated") since 1998. Integrated is an independent consulting firm to the pharmaceutical industry, providing informed guidance in operational, project and contract management, new business development and regulatory compliance. In addition to her position with Integrated, Ms. Allport-Settle has been a Vice-President of Impact Management Services, Inc. ("IMS") since 2003, which also provides consulting services to the pharmaceutical industry. In her current positions at Integrated and IMS, Ms. Allport-Settle has worked with several major pharmaceutical companies. From 2001 to 2002, Ms. Allport-Settle was Director of Client Services for Scriptorium Publishing Service. From 1992 to 1994, Ms. Allport-Settle was an Eye Bank Technician/Organ Procurement Surgeon for NC Eye & Human Tissue Bank; and from 1991 to 1998, Ms. Allport-Settle was a Freelance Writer and Photographer. Ms. Allport-Settle is currently working on her M.B.A. in Global Management at the University of Phoenix and expects to receive her degree in 2005.

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

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is Generex's chief experimentalist.

MEETINGS AND COMMITTEES OF THE BOARD OF DIRECTORS

        The business affairs of Generex are managed under the direction of the Board of Directors. During the fiscal year ended July 31, 2004, Generex's Board of Directors held 4 meetings and took action by unanimous consent 5 times. During the fiscal year ended July 31, 2004, all of the directors attended all of the Board of Directors meetings that were held.


        On January 29, 2004, Mr. Levitch and Dr. Modi resigned from the Board of Directors. Dr. Modi was initially retained by Generex in his position of Vice President, Research and Development, but on August 26, 2004, Dr. Modi also resigned from his position of Vice President, Research and Development. To fill the vacancies left by Mr. Levitch and Dr. Modi, the Board of Directors, including all of the independent directors, appointed Ms. Allport-Settle to the Board of Directors on February 6, 2004 and appointed Mr. McGee to the Board of Directors on March 16, 2004. Each of Ms. Allport-Settle and Mr. McGee is deemed an independent director under NASDAQ Rule 4200(a)(15). Except for the periods of time between the resignation of Mr. Levitch and Dr. Modi, respectively, and the appointments of Ms. Allport-Settle and Mr. McGee, respectively, during fiscal year 2004, the Board of Directors consisted of seven members. As a result of the resignation of Dr. Modi and the appointment of Ms. Allport-Settle and Mr. McGee, a majority of the current directors meet the definition of independence under the NASDAQ SmallCap Market listing requirements. Generex continues to evaluate additional candidates for independent directors. In accordance with the Bylaws of Generex, the Board of Directors is permitted to increase the number of directors and to fill the vacancies created by the increase until the next annual meeting of shareholders.


        The Board of Directors has established two committees, the Audit Committee and the Compensation Committee. Generex has not established a Nominating Committee.

        The Audit Committee, which was established on March 1, 2000, met 2 times during the fiscal year ended July 31, 2004. The Audit Committee reviews and discusses with Generex's management and its independent auditors the audited and unaudited financial statements contained in Generex's Annual Reports on Form 10-K and Quarterly reports on Form 10-Q, respectively. Although Generex's management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditor their judgments as to the quality of Generex's accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. The Audit Committee has adopted a written charter, which was amended on October 30, 2003 and, as amended, is reproduced as Appendix A to Generex's Proxy Statement filed with the Securities and Exchange Commission on January 23, 2004. The Audit Committee Charter is also available on Generex's website-www.generex.com.

        During fiscal 2004, the Audit Committee was initially composed of Mr. Barratt, who is the chairman of the Audit Committee, Mr. Rosen and our former director, Mr. Levitch. As a result of Mr. Levitch's resignation, Brian T. McGee was appointed to the audit committee in March, 2004. The Audit Committee is currently composed of Mr. Rosen, Mr. Barratt and Mr. McGee. All of the members of the Audit Committee attended all of the meetings that they were eligible to attend.

        The Compensation Committee was formed on July 30, 2001 and met 2 times during the fiscal year ended July 31, 2004. The Compensation Committee was formed to set policies for compensation of the Chief Executive Officer and the other executive officers of Generex. The Compensation Committee periodically compares Generex's executive compensation levels with those of companies with which Generex believes that it competes for attraction and retention of senior caliber personnel. Under NASDAQ rules as of the date of Generex' annual meeting of shareholders for fiscal 2004, the Compensation Committee had determined or recommended to the Board of Directors the compensation of all executive officers.

        During fiscal 2004, the Compensation Committee was initially composed of Mr. Rosen, Mr. Barratt and our former director, Mr. Levitch. After Mr. Levitch's resignation from the Board of Directors, the Board of Directors decided to restructure the Compensation Committee. Accordingly, in March 2004, Mr. McGee and Ms. Allport-Settle were appointed to the Compensation Committee in the place of Mr. Barrett and Mr. Rosen. However, all decisions made on behalf of the Compensation Committee with respect to compensation for fiscal 2004 were made by the former members of the committee. Ms. Allport-Settle and Mr. McGee will make compensation decisions on behalf of the Compensation Committee beginning in fiscal 2005. Currently, there is no chairman of the Compensation Committee. All of the members of the Compensation Committee attended all of the meetings of the Compensation Committee.

REPORT OF THE AUDIT COMMITTEE

        The Audit Committee reviewed and discussed Generex's audited financial statements for the fiscal year ended July 31, 2004 with management. The Audit Committee discussed with BDO Dunwoody, LLP, Generex's independent public accountants for the fiscal year ended July 31, 2004, the matters required to be discussed by Statement on Auditing Standards No. 61, as modified. The Audit Committee received the written disclosures and the letter from BDO Dunwoody, LLP required by Independence Standards Board Standard No. 1 (Independence Discussions with Audit Committees), and discussed with BDO Dunwoody, LLP its independence. Based on the review and discussions described above, among other things, the Audit Committee recommended to the Board of Directors that the audited financial statements be included in Generex's Annual Report on Form 10-K for the fiscal year ended July 31, 2004.

                        Submitted by the Audit Committee

                           John P. Barratt (Chairman)
                                J. Michael Rosen
                                 Brian T. McGee

The foregoing Report of the Audit Committee shall not be deemed to be soliciting material, to be filed with the Securities and Exchange Commission (the "SEC") or to be incorporated by reference into any of Generex's previous or future filings with the SEC, except as otherwise explicitly specified by Generex in any such filing.

AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors at Generex has determined that at least one person serving on its Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Mr. Barratt, a member of the Audit Committee, is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended and NASDAQ Rules 4200(a)(15) and 4350(d).

DIRECTOR NOMINEES

        Any stockholder entitled to vote for the election of directors may nominate a person for election to the Board of Directors at the annual meeting. Any stockholder wishing to do so must submit a notice of such nomination in writing to the Secretary of Generex at Generex's principal offices located at 33 Harbour Square, Suite 202, Toronto, Ontario, Canada M5J 2G2 not less than 60 nor more than 90 days prior to the annual meeting. In the event that less than 70 days notice or prior disclosure of the date of the meeting is given or made to stockholders, notice of nomination by a stockholder to be timely must be received not later than the close of business on the 10th day following the day on which such notice of the date of the meeting was mailed or such public disclosure was made. The stockholder's notice of nomination must provide information about both the nominee and the nominating stockholder, as required by Generex's Amended and Restated Bylaws. A copy of these Bylaw requirements will be provided upon request in writing to Mark Fletcher, the Executive Vice-President and General Counsel of Generex, at Generex's principal executive offices located at 33 Harbour Square, Suite 202, Toronto, Ontario, Canada M5J 2G2.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

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

At the end of the fiscal year ended July 31, 2001, the Compensation Committee conducted a review of Generex's executive compensation program. This review included a comprehensive report from an independent executive compensation consultant and compared Generex's total executive compensation, including base salaries, cash bonuses and stock options, to a peer group of publicly traded biotechnology companies. For the fiscal year ended July 31, 2001, the Compensation Committee targeted total cash compensation for Generex executives to the median of the peer group. For the fiscal year ended July 31, 2002, the Compensation Committee targeted total cash compensation for executives at the higher end of the peer group. In setting this policy, the Compensation Committee took into account Generex's relatively lean management structure and the number of roles filled by each officer. After the end of fiscal year ended July 31, 2003, the Compensation Committee determined that notwithstanding substantial efforts made on Generex's behalf by the executive officers and the substantial challenges faced by Generex given its stage of development, the salaries received by the executive officers, having been "brought to market" the previous year, represented the higher end of the compensation range for executives at similar development stage companies. The Committee therefore determined that the salaries represented appropriate cash compensation, awarded no bonuses for 2004 and made no changes to salaries for fiscal 2005. During all relevant periods, Dr. Modi's compensation has been based on his contract. The contract provides for a predetermined salary and achievement based bonuses. Although Dr. Modi resigned from his position as Vice President, Research and Development, in accordance with Dr. Modi's agreement with Generex, the termination of Dr. Modi's agreement is effective the date which is twelve (12) months after delivery to Generex of Dr. Modi's notice of termination. Accordingly, Generex will continue to pay Dr. Modi's salary and other compensation in accordance with the consulting agreement until August 25, 2005.

Base Salaries. Prior to 2001, Generex historically paid very modest base salaries to its executive officers, relying on option grants to supplement the low base salaries. The Compensation Committee implemented increases for fiscal 2002 to bring the base salaries of Generex's executives in line with base salaries of Generex's principal competitors. The Compensation Committee has determined that since 2002 Generex's executive salaries are comparable to similarly situated executive officers in the biotechnology industry. Accordingly, neither Ms. Gluskin's nor Ms. Perri's salary was increased for fiscal 2004 or 2005.

Cash Bonuses. In 2002, the Compensation Committee adopted performance objectives for determining bonuses of executive officers on a going forward basis. Executive officer bonuses were, and continue to be, based on the executive's position within Generex, Generex's attainment of the objectives and individual contributions to the attainment of the objectives. The Compensation Committee meets each year to determine such year's bonuses. Although Generex has achieved a number of its objectives during fiscal 2003 and 2004, the Compensation Committee determined not to award bonuses for fiscal 2003 and fiscal 2004.

As discussed above, the Compensation Committee determined that the salaries (and in the case of Mark Fletcher, guaranteed bonus) received by the executive officers during fiscal 2004 represented appropriate cash compensation. Therefore, no cash bonuses were awarded to the executive officers for fiscal 2004, other than Mr. Fletcher's guaranteed bonus. At the same time, the Committee decided to continue its plan, which was developed in fiscal 2004, during 2005 that would tie potential executive bonuses to measurable and realistic milestones. Under his agreement with Generex, Mr. Fletcher receives a guaranteed bonus of $30,000 per annum, payable in quarterly installments, while he is employed by Generex. Dr. Modi's consulting agreement currently provides for bonuses based on specific milestones, which Generex will be obligated to pay until August 25, 2005.

Stock Options. The purpose of stock option grants is to provide an additional incentive to Generex employees, including executive officers, to contribute materially to the growth of Generex. Stock options are granted to align the interests of the recipients with the interests of stockholders. In November 2003, the Committee granted to each of Ms. Gluskin and Ms. Perri options for 100,000 shares for fiscal year 2004. Dr. Modi receives options for 150,000 shares each year under the terms of his consulting agreement with Generex.

Chief Executive Officer Compensation. Ms. Gluskin's compensation for the fiscal year ended July 31, 2004 was determined in accordance with the compensation policies described above. Ms. Gluskin was paid a cash salary of approximately $350,000, which the Committee deemed appropriate compensation, and received no cash bonus for 2004. Ms. Gluskin was granted an option for 100,000 shares. The compensation paid to Ms. Gluskin for fiscal 2004 was considered to give appropriate incentives to Ms. Gluskin to continue to promote the strategic objectives of Generex and to enhance stockholder value.

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

                     Submitted by the Compensation Committee

                                 John P. Barratt
                                J. Michael Rosen

The foregoing Report of the Compensation Committee on Executive Compensation and the Performance Graph on page 15 shall not be deemed to be soliciting material, to be filed with the SEC or to be incorporated by reference into any of Generex's previous or future filings with the SEC, except as otherwise explicitly specified by Generex in any such filing.

CORPORATE GOVERNANCE DOCUMENTS

Generex has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Generex Code of Ethics has been posted on Generex's Internet website - www.generex.com.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2004 were filed on a timely basis.

ITEM 11. COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth, for Generex's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three most highly compensated executive officers of Generex other than the CEO whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2004.

SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM COMPENSATION
                                                                            -----------------------------------
                                              ANNUAL COMPENSATION                   AWARDS             PAYOUTS
                                      ----------------------------------    -----------------------------------
                                                                            Restricted   Securities                   All
                                      Salary                                  Stock      Underlying                  Other
   Name and Principal    Year Ended     ($)       Bonus     Other Annual     Award(s)      Options       LTIP     Compensation
        Position           July 31      (3)        ($)      Compensation        ($)          (#)        Payouts       ($)
------------------------------------------------------------------------------------------------------------------------------
Anna E. Gluskin (1),        2004      350,000          0          *              0          100,000(4)     0           0
President and Chief         2003      350,000          0          *              0          350,000(5)     0           0
Executive Officer           2002      350,000    125,000          *              0                0        0           0

Rose C. Perri (1),          2004      295,000          0          *              0          100,000(4)     0           0
Chief Operating             2003      295,000          0          *              0          300,000(5)     0           0
Officer, acting Chief       2002      250,000    100,000          *              0                0        0           0
Financial Officer,
Treasure and Secretary

Pankaj Modi (2),            2004      282,519          0          *              0          150,000(6)     0           0
Vice President,             2003      262,000          0          *              0          150,000(6)     0           0
Research and Development    2002      262,500          0          *              0          150,000        0           0

Mark Fletcher,              2004      100,000     30,000(7)       *              0                0        0           0
Executive Vice              2003      100,000     15,000(7)       *              0          250,000(8)     0           0
President and General
Counsel

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin and Ms. Rose Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which, at July 31, 2004, Ms. Gluskin Ms. Rose Perri were equal owners.

(2) All of the cash compensation paid to Dr. Modi is paid indirectly to him through a corporation owned 100% by him.

(3) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2004, 2003 and 2002, respectively.

(4) These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan on November 18, 2003 with effect as of November 18, 2003.

(5) These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan on November 26, 2002 with effect as of November 26, 2002.

(6) Granted as of July 31, 2004 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

(7) Mr. Fletcher's employment agreement guarantees him a bonus of $30,000 annually, payable in quarterly installments.

(8) Granted on March 19, 2003 with effect as of April 21, 2003 pursuant to the terms of Mr. Fletcher's employment agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

OPTION GRANTS DURING THE 2004 FISCAL YEAR

The following tables set forth information related to options to purchase common stock granted to the CEO and the named executive officers during the fiscal year ended July 31, 2004.

                                                                             Potential realizable value at
                                                                             assumed annual rates of stock
                                             Individual grants               appreciation for option term
                                       ------------------------------    -------------------------------------
                                        Percent of
                          Number of    total options
                         Securities     granted to
                         Underlying      employees
                           Options       in fiscal     Exercise Price    Expiration
Name                     granted (#)      year (%)         ($/Sh)           Date           5%($)       10%($)
----------------------   -----------   -------------   --------------    ----------      --------    ---------
Anna E. Gluskin           100,000(1)        4.4%           $ 1.62          11/24/08      $ 44,758    $  98,903

Rose C. Perri             100,000(1)        4.4%           $ 1.62          11/24/08      $ 44,758    $  98,903

Pankaj Modi               150,000(2)        6.5%           $ 1.10           7/31/09      $ 45,586    $ 100,734

(1) These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan on November 24, 2003 with effect as of November 24, 2003.

(2) Granted on October 26, 2004 with effect as of July 31, 2004 pursuant to the terms of Dr. Modi's consulting agreement. These options were granted under the Generex Biotechnology Corporation 2001 Stock Option Plan.

FISCAL YEAR END OPTION VALUES

No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2004. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.

                                                                             Number of securities       Value of unexercised
                                                                            underlying unexercised       options at July 31,
                                                                           options at July 31, 2004             2004
                                  Shares Acquired                               (#)Exercisable/          ($)Exercisable(1)/
            Name                  on Exercise (#)    Value Realized ($)          Unexercisable              Unexercisable
------------------------------    ---------------    ------------------    ------------------------    ----------------------
Anna E. Gluskin                            -0-                 -0-                   750,000/0                    0/0
Rose C. Perri                              -0-                 -0-                   650,000/0                    0/0
Pankaj Modi                                -0-                 -0-                   900,000/0                    0/0
Mark Fletcher                              -0-                 -0-                   250,000/0                    0/0

----------
(1) Based on the closing price of common stock ($0.74) on November 22, 2004.

OTHER BENEFIT PLANS

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named officers.

DIRECTORS' COMPENSATION; OTHER COMPENSATION

Directors who are not officers or employees of Generex receive cash compensation of $10,000 each fiscal quarter. Mr. Barratt received $10,000 upon becoming director, applicable to the quarter in which his service began. Each outside director received options exercisable for 50,000 shares for fiscal 2004. Mr. Barratt also received options for an additional 20,000 shares upon appointment to the Board of Directors.

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

Pursuant to the terms of the consulting agreement, Dr. Modi held the position of Vice President, Research and Development of Generex and Generex Pharmaceuticals, and both Generex and Generex Pharmaceuticals are jointly and severally responsible for the payment to Dr. Modi of all amounts due under the consulting agreement. The agreement provides for Dr. Modi's term of service to extend through July 31, 2010, subject to termination without cause by Dr. Modi or Generex at any time after January 1, 2003 upon 12 months' prior written notice.

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

The consulting agreement provides for an annual base compensation of $250,000 a year, effective as of August 1, 2000, subject to certain cost-of-living increases. In addition, Dr. Modi is entitled to receive certain bonus compensation during the term of the agreement. Dr. Modi also has the right to receive certain additional bonus payments based upon agreements entered into by Generex for rights granted to third parties to develop, manufacture and/or market products based upon ideas, improvements, designs or discoveries made or conceived by Dr. Modi.

The consulting agreement provides for Dr. Modi to be granted options to purchase 150,000 shares of common stock in each of the next ten fiscal years, starting with the fiscal year ended July 31, 2001. The options may be granted only under option plans of Generex that have been approved by the stockholders.

On August 26, 2004, Dr. Modi resigned effective immediately from his position as Vice President, Research and Development. At such time, Dr. Modi also gave twelve (12) months prior written notice of termination of his consulting agreement. Accordingly, Dr. Modi will continue to receive salary and other compensation from Generex in accordance with his consulting agreement until August 25, 2005.

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

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Effective July 30, 2001, decisions regarding executive compensation were made by the Compensation Committee of the Board of Directors. Brian T. McGee and Mindy
J. Allport-Settle are the members of the Compensation Committee.

No executive officer of Generex has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of Generex (excluding entities that are wholly owned by one or more of the executive officers).

EXISTING STOCK COMPENSATION PLANS

The following table sets forth as of November 22, 2004 information regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

                                                                                        Number of securities
                                                                                        remaining available for
                                                                                        future issuance under
                                Number of securities to      Weighted-average           equity compensation
                                be issued upon exercise      exercise price of          plans (excluding
                                of outstanding options,      outstanding options,       securities reflected in
Plan Category                   warrants and rights          warrants and rights        column (a))
-----------------------------   -----------------------      --------------------       -----------------------
                                            (a)                        (b)                         (c)
Equity compensation plans
approved by security holders

1998 Stock Option Plan                    643,500                $       5.00                          0

2000 Stock Option Plan                  1,229,500                $       7.50                    770,500

2001 Stock Option Plan                  7.433,159                $       1.98                    566,841
                                      -----------                ------------                -----------
TOTAL                                   9,306,159                $       2.92                  1,337,341

Equity compensation plans not
approved by security holders                    0                           0                          0

            TOTAL                       9,306,159                $       2.92                  1,337,341

                             STOCK PERFORMANCE GRAPH

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the Nasdaq Stock Market (U.S. Companies) and the Nasdaq Biotechnology Index for the period commencing May 5, 2000 (the date Generex's common stock was first listed for trading on the Nasdaq National Market) and ending on July 31, 2003. The graph assumes that $100 was invested on May 5, 2000, in Generex's common stock, the stocks in the Nasdaq Stock Market (U.S. Companies) and the stocks comprising the Nasdaq Biotechnology Index, and that all dividends were reinvested. Generex's common stock has been trading on the Nasdaq SmallCap Market since June 5, 2003.

                               [INSERT GRAPH HERE]

                                   ----------


                                 5/2000   7/2000   7/2001   7/2002   7/2003   7/2004
                                 ------   ------   ------   ------   ------   ------
Generex Biotechnology
 Corporation                      100.0     72.5     81.4     21.5     14.0     10.4

Nasdaq Stock Market               100.0    117.5     46.2     37.7     41.7     48.8

Nasdaq Biotechnology Index        100.0    118.2     99.8     61.9     92.1     88.4



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


The information contained in these tables is as of November 29, 2004. At that date, Generex had 34,754,648 shares of common stock outstanding. In addition to common stock, Generex has outstanding 1,000 shares of Special Voting Rights Preferred Stock. All of the shares of Special Voting Rights Preferred Stock are owned by Dr. Pankaj Modi. In connection with Generex's joint venture with Elan, Generex issued 1,000 shares of Series A Preferred Stock to an affiliate of Elan. After the issuance of annual dividends, 1,123 shares of Series A Preferred are currently outstanding. Neither series of preferred stock generally have voting rights.


A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

                              BENEFICIAL OWNERSHIP


NAME OF BENEFICIAL OWNER                                NUMBER OF SHARES       PERCENT OF CLASS
--------------------------------------------------      ----------------       ----------------
(i) Directors and Executive Officers

John P. Barratt(1) ...............................                210,000                 *
Gerald Bernstein, M.D.(2) ........................                 63,628                 *
Mark Fletcher(3) .................................                263,360                 *
Anna E. Gluskin(4) ...............................              1,703,794               4.8%
Pankaj Modi, Ph.D(5) .............................              1,850,200               5.2%
Rose C. Perri(6) .................................              4,750,202              13.4%
J. Michael Rosen(7) ..............................                288,730                 *
Mindy Allport-Settle(8) ..........................                 70,000                 *
Brian McGee(8) ...................................                 70,000                 *
Officers and directors as a group (9 persons)(9).               8,316,247              21.9%

(ii) Other Beneficial Owners (and their addresses)

Cityplatz Limited (10) ...........................              2,663,934               7.1%
P.O. Box 175
12-14 Finch Road
Douglas
Isle of Man
IM99 1TT

Omicron Master Trust (11) ........................              4,514,313              11.5%
210 Seventh Ave.
39th Floor
New York, NY 10019

Iroquois Capital, L.P. (12) ......................              2,511,971               6.7%
641 Lexington Ave
26th Floor
New York, NY 10022

EBI, Inc. In Trust(13) ...........................              1,441,496               4.1%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260
Providencials
Turks and Caicos Islands
British West Indies

GHI, Inc. In Trust(14) ...........................              1,907,334               5.5%
c/o Miller & Simons
First Floor, Butterfield Square
P.O. Box 260
Providencials
Turks and Caicos Islands
British West Indies

* Less than one percent.

(1) Includes 70,000 options granted on March 19, 2003, 70,000 options granted on October 30, 2003 and 70,000 options granted on October 26, 2004 under Generex's 2001 Stock Option Plan (the "2001 Plan").


(2) Includes shares issuable upon exercise of 50,000 options granted in November, 2002, 5,159 options granted on December 31, 2001 and 5,000 options granted on January 3, 2000, under the 2001 Plan and pursuant to Dr. Bernstein's Employment Agreement with Generex and his prior consulting agreement.

(3) Includes 250,000 shares issuable upon the exercise of an option granted on March 19, 2003 with effect as of April 21, 2003 under the 2001 Plan.

(4) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 100,000 shares issuable upon the exercise of an option granted under Generex's 1998 Stock Option Plan (the "1998 Plan"), 200,000 shares issuable upon the exercise of an option granted under Generex's 2000 Stock Option Plan (the "2000 Plan"), and 450,000 shares issuable upon exercise of an option granted under the 2001 Plan.

(5) Includes 150,000 shares issuable upon the exercise of an option granted under the 1998 Plan and 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan. Also includes 600,000 shares issuable upon the exercise of options granted under the 2001 Plan. Dr. Modi also owns all the 1,000 outstanding shares of Generex's Special Voting Rights Preferred Stock. This stock is not convertible into Common Stock.

(6) Includes 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Rose Perri, 100,000 shares issuable upon the exercise of an option granted under the 1998 Plan, 150,000 shares issuable upon the exercise of an option granted under the 2000 Plan, and 400,000 shares issuable upon exercise of an option under the 2001 Plan. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Rose Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for 200,000 shares which survived Mr. Perri's death. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Rose Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Rose Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.


(7) Includes 20,000 shares issuable upon the exercise of an option granted under the 2000 Plan, and 190,000 shares issuable upon exercise of options granted under the 2001 Plan. Also includes 7,943 shares owned by a company of which Mr. Rosen is an officer and indirect 25% owner; Mr. Rosen may be deemed to beneficially own these shares because he shares voting power and investment power with respect to such shares.

(8) Includes 70,000 options granted on October 26, 2004.

(9) Includes 3,170,159 shares issuable upon the exercise of options. Includes 1,441,496 shares owned of record by EBI, Inc. but beneficially owned or deemed to be beneficially owned by Ms. Rose Perri. Includes 1,907,334 shares owned of record by GHI, Inc. but beneficially owned by Ms. Gluskin or Ms. Rose Perri.

(10) Includes 1,024,590 shares issuable upon exercise of an Additional Investment Right and 1,639,344 shares issuable upon exercise of warrants. The Additional Investment Right and each Warrant held by Cityplatz contain a provision stating that it is not exercisable to the extent the exercise would result in the holder's beneficially owning more than 9.9% of Generex's outstanding common stock.

(11) Includes 819,672 shares outstanding, 1,219,512 shares issuable upon conversion of 6% Secured Convertible Debentures, 1,655,457 shares issuable upon exercise of warrants and 819,672 shares issuable upon exercise of an Additional Investment Right. The Additional Investment Right and each Debenture and Warrant held by Omicron contain a provision stating that it is not exercisable/convertible to the extent the exercise/conversion would result in the holder's beneficially owning more than 9.9% of Generex's outstanding common stock.

(12) Includes 226,885 shares outstanding, 1,219,512 shares issuable upon conversion of 6% Secured Convertible Debentures, 655,738 shares issuable upon exercise of warrants and 409,836 shares issuable upon exercise of an Additional Investment Right. The Additional Investment Right and each Debenture and Warrant held by Iroquois contain a provision stating that it is not exercisable/convertible to the extent the exercise/conversion would result in the holder's beneficially owning more than 9.9% of Generex's outstanding common stock.


(13) All these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Rose Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(14) Ms. Gluskin and Ms. Rose Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        Generex acquired Generex Pharmaceuticals, Inc. in October 1997. Prior to Generex's acquisition of Generex Pharmaceuticals, it was a private Canadian corporation majority-owned and controlled by Mr. Mark Perri, Ms. Rose Perri and Ms. Gluskin. Unless otherwise indicated, the transactions described below occurred prior to the acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. Generex presently has a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in Generex. Generex presently has a policy requiring the approval by the Audit Committee for any transactions in which a director has a material interest apart from such director's interest in Generex.


         Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mr. Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing Generex Pharmaceutical's oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 (CAD) was repaid by EBI. There was a repayment of approximately $33,000 made in the year ended July 31, 2004. There were no repayments made in the years ended July 31, 2003, 2002 and 2001. The balance due from EBI at July 31, 2004, was approximately $349,294 (US) based on the exchange rate then in effect.

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

        We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Rose Perri, Ms. Gluskin and the estate of Mr. Mark Perri, our former Chairman of the Board. For the fiscal years ended July 31, 2004, 2003 and 2002, Generex has paid the management company $40,180, $33,237 and $37,535 respectively, in management fees.

        Loans to Executive Officers: On May 3, 2001, Ms. Rose Perri, Ms. Gluskin and Mr. Mark Perri were advanced $334,300 each, in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of Generex's common stock owned by this related company. On June 3, 2002, Generex's Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Subsequent to July 31, 2002, pursuant to a decision made as of August 30, 2002, these loans were satisfied by application of the pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

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

        Joint Venture with Elan: In January 2001, Generex established a joint venture with Elan International Services, Ltd. ("EIS") and Elan Corporation, plc ("Elan"). Pursuant to the Securities Purchase Agreement, dated January 16, 2001, between Generex, Elan and EIS, EIS has the right to nominate one director to Generex's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of common stock. Dr. Lieberburg was the nominee of EIS thereunder. Dr. Lieberburg resigned effective August 1, 2002 because he felt that due to the increasing demands of his position with Elan Corporation, he could no longer devote the time and attention necessary to serve as a director of Generex. EIS has not informed Generex as to its nominee to replace Dr. Lieberburg.

        In connection with the transaction, EIS purchased 344,116 shares of Generex's common stock for $5,000,000 and was issued a warrant to acquire 75,000 shares of Generex's common stock at $25.15 per share. If the joint venture achieves certain milestones, Generex may require EIS to purchase an additional $1,000,000 of common stock at a 30% premium to the then prevailing fair market value of shares of common stock. EIS also purchased 1,000 shares of a new series of Generex preferred stock, designated as Series A Preferred Stock, for $12,015,000. The proceeds from the sale of the Series A Preferred Stock were applied by Generex to subscribe for an 80.1% equity ownership interest in Generex (Bermuda) Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity interest in Generex (Bermuda) Ltd. While Generex initially owns 80.1% of the joint venture entity, EIS has the right, subject to certain conditions, to increase its ownership up to 50% by exchanging the Series A Preferred Stock for 30.1% of Generex's interest in the joint venture entity. Alternatively, the Series A Preferred Stock may be converted, under certain conditions, into shares of Generex's common stock. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock are outstanding on January 16, 2007, Generex is required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference (which currently equals the aggregate original purchase price of the Series A Preferred Stock), either in cash, or in shares of Generex's common stock with a fair market value equal to the redemption price. In each of January of 2002 and January 2003, Generex declared a 6% stock dividend of Series A Preferred stock. The shares of common stock and shares of Series A Preferred Stock are presently held of record by an affiliate of EIS.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Fees Paid to Generex's Independent Public Accountants

        The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2003 and July 31, 2004 to its independent auditors:


                                    July 31, 2003   July 31, 2004
                                    -------------   -------------
Audit Fees.......................   $   74,925(1)   $  185,672(4)
Audit-Related Fees...............   $   50,932(2)   $   42,360(5)
All Other Fees...................   $        0(3)   $        0(6)


(1) Represents charges of BDO Dunwoody, Generex's auditor for fiscal year ended July 31, 2003.

(2) Represents amounts billed by Deloitte & Touche for review of financial statements contained in Generex's Quarterly Reports on Form 10-Q prior to their dismissal on July 1, 2003, and review of registration statements incorporating by reference their reports.

(3) Neither Deloitte & Touche nor BDO Dunwoody billed amounts for any other services.


(4) Represents charges of BDO Dunwoody, Generex's auditor for fiscal year ended July 31, 2004.


(5) Represents amounts billed by Deloitte & Touche for review of financial statements contained in Generex's Annual Reports on Form 10-K, and review of registration statements incorporating by reference their reports.

(6) Neither Deloitte & Touche nor BDO Dunwoody billed amounts for any other services.

POLICY FOR PRE-APPROVAL OF AUDIT AND NON-AUDIT SERVICES

The Audit Committee's policy is to pre-approve all audit services and all non-audit services that Generex's independent auditor is permitted to perform for Generex under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee's policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

The pre-approval policy was implemented effective as of October 30, 2003. All engagements of the independent auditor to perform any audit services and non-audit services since that date have been pre-approved by the Audit Committee in accordance with the pre-approval policy. The policy has not been waived in any instance. All engagements of the independent auditor to perform any audit services and non-audit services prior to the date the pre-approval policy was implemented were approved by the Audit Committee in accordance with its normal functions.


ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

EXHIBITS


Exhibit No.         Description
-----------         -----------
31.1                Certification of Chief Executive Officer pursuant to Section
                    302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*


32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
* Filed herewith.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of November, 2004.


GENEREX BIOTECHNOLOGY CORPORATION

By: /s/ Anna E. Gluskin
    --------------------------
    Anna E. Gluskin, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                            Capacity in Which Signed           Date
---------------------------     ------------------------------     -----------------
/s/ Anna E. Gluskin             President and Chief Executive      November 29, 2004
---------------------------     Officer
Anna E. Gluskin

/s/ Rose C. Perri               Secretary, Treasurer and Chief     November 29, 2004
---------------------------     Operating Officer
Rose C. Perri

/s/ Gerald Bernstein            Director                           November 29, 2004
---------------------------
Gerald Bernstein

/s/ Mark Fletcher               Executive Vice President and       November 29, 2004
---------------------------     General Counsel
Mark Fletcher

/s/ J. Michael Rosen            Director                           November 29, 2004
---------------------------
J. Michael Rosen

/s/ John P. Barrett             Director                           November 29, 2004
---------------------------
John P. Barratt

/s/ Mindy Allport-Settle        Director                           November 29, 2004
---------------------------
Mindy Allport-Settle

/s/ Brian T. McGee              Director                           November 29, 2004
---------------------------
Brian T. McGee

/s/ Slava Jarnitskii            Controller                         November 29, 2004
---------------------------
Slava Jarnitskii