Form 10-Q
period 2004-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2004-12-15
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2004

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

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 34,807,448 as of October 31, 2004.

485501V3

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

         Consolidated Balance Sheets --
         October 31, 2004 and July 31, 2004 ....................................

         Consolidated Statements of Operations -- for the three month periods ended October 31, 2004 and 2003, and cumulative from
         November 2, 1995 to October 31, 2004...................................

         Consolidated Statements of Cash Flows -- For the three month periods ended October 31, 2004 and 2003, and cumulative from
         November 2, 1995 to October 31, 2004...................................

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

Item 6.  Exhibits and Reports on Form 8-K.......................................

Signatures......................................................................

ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                         (A DEVELOPMENT STAGE COMPANY)
                                          CONSOLIDATED BALANCE SHEETS


                                                                             October 31,            July 31,
                                                                                 2004                 2004
                                                                            -------------         ------------
      ASSETS
Current Assets:
   Cash and cash equivalents                                                $   1,528,506         $  4,950,419
   Restricted cash                                                                227,851              206,421
   Other current assets                                                           291,377              870,934
                                                                            -------------         ------------
      Total Current Assets                                                      2,047,734            6,027,774


Property and Equipment, Net                                                     4,444,521            4,291,622
Assets Held for Investment, Net                                                 2,437,124            2,250,506
Patents, Net                                                                    5,678,008            5,696,905
Deposits                                                                          --                   395,889
Due From Related Party                                                            381,145              349,294
                                                                            -------------         ------------
      TOTAL ASSETS                                                          $  14,988,532         $ 19,011,990
                                                                            =============         ============


      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                    $   3,058,366         $  1,947,399
   Current maturities of long-term debt                                         1,472,006            1,366,122
                                                                            -------------         ------------
      Total Current Liabilities                                                 4,530,372            3,313,521

Long-Term Debt, Less Current Maturities                                           935,356              858,661

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized
   1,000,000 shares, stated at redemption value, 1,191
   shares issued and outstanding at October 31, 2004
   and July 31, 2004                                                           14,310,057           14,310,057

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value;
    authorized, issued and outstanding 1,000 shares at
    October 31, 2004 and July 31, 2004                                                  1                    1
   Common stock, $.001 par value; authorized 150,000,000 shares at October 31, 2004 and July 31, 2004, issued 34,882,448 and
    34,262,448 shares at October 31, 2004 and July 31, 2004,
    and outstanding 34,882,448 and 34,262,448 shares at
    October 31, 2004 and July 31, 2004, respectively                               34,809               34,264
   Additional paid-in capital                                                  98,138,146           97,110,291
   Notes receivable - common stock                                               (391,103)            (384,803)
   Deficit accumulated during the development stage                          (103,184,401)         (96,526,373)
   Accumulated other comprehensive income                                         615,295              296,371
                                                                            -------------         ------------
      Total Stockholders' Equity                                               (4,787,253)             529,751

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  14,988,532         $ 19,011,990
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

                               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                          (A DEVELOPMENT STAGE COMPANY)
                                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                 Cumulative From
                                                                For the Three Months Ended       November 2, 1995
                                                                        October 31,            (Date of Inception)
                                                              -----------------------------       to October 31,
                                                                 2004              2003               2004
                                                              -----------       -----------       -------------
Revenues                                                      $   142,750       $    68,061       $   1,769,934

Operating Expenses:
   Research and development                                     3,395,130         1,028,529          50,562,844
   Research and development - related party                       --                 --                 220,218
   General and administrative                                   3,422,238         2,830,316          57,673,550
   General and administrative - related party                     --                 --                 314,328
                                                              -----------       -----------       -------------
      Total Operating Expenses                                  6,817,368         3,858,845         108,770,940
                                                              -----------       -----------       -------------

Operating Loss                                                 (6,674,618)       (3,790,784)       (107,001,006)

Other Income (Expense):
   Miscellaneous income (expense)                                 --                 (3,698)            125,348
   Income from Rental Operations, net                              47,066             4,081             141,416
   Interest income                                                 15,438           196,317           3,387,050
   Interest expense                                               (45,914)          (18,186)           (580,337)
                                                              -----------       -----------       -------------

Net Loss Before Undernoted                                     (6,658,028)       (3,612,270)       (103,927,529)

Minority Interest Share of Loss                                   --                 --               3,038,185
                                                              -----------       -----------       -------------

Net Loss                                                       (6,658,028)       (3,612,270)       (100,889,344)

Preferred Stock Dividend                                          --                 --               2,295,057
                                                              -----------       -----------       -------------

Net Loss Available to Common Shareholders                     $(6,658,028)      $(3,612,270)      $(103,184,401)
                                                              ===========       ===========       =============

Basic and Diluted Net Loss Per Common Share                   $      (.19)      $      (.13)
                                                              ===========       ===========
Weighted Average Number of Shares of Common
   Stock Outstanding                                           34,810,981        27,900,591
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

                                     GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                                               (A DEVELOPMENT STAGE COMPANY)
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                            Cumulative From
                                                                          For the Three Months Ended       November 2, 1995
                                                                                 October 31,              (Date of Inception)
                                                                         ---------------------------          October 31,
                                                                            2004             2003                2004
                                                                         -----------     -----------         -------------
Cash Flows From Operating Activities:
   Net loss                                                              $(6,658,028)    $(3,612,270)        $(100,889,344)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
    Depreciation and amortization                                            271,738         234,458             2,748,970
    Minority interest share of loss                                          --              --                 (3,038,185)
    Reduction of notes receivable - common stock in exchange
     for services rendered                                                   --              --                    423,882
    Write-off of deferred offering costs                                     --              --                  3,406,196
    Write-off of abandoned patents                                           --              --                      9,134
    Common stock issued for services rendered                                675,800         918,000             4,330,612
    Non-cash compensation expense                                            --              --                     45,390
    Stock options and warrants issued for services rendered                  490,600          27,000             6,776,718
    Preferred stock issued for services rendered                             --              --                        100
    Treasury stock redeemed for non-performance of services                 (138,000)        --                   (138,000)
    Founders' shares transferred for services rendered                       --              --                    353,506
    Changes in operating assets and liabilities
     (excluding the effects of acquisition):
     Miscellaneous receivables                                               --              --                     43,812
     Other current assets                                                    604,905          82,520              (238,992)
     Accounts payable and accrued expenses                                 1,048,260        (517,524)            3,667,508
     Other, net                                                              --              --                    110,317
                                                                         -----------     -----------         -------------
       Net Cash Used in Operating Activities                              (3,704,725)     (2,867,816)          (82,388,376)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                        (42,140)       (120,742)           (4,271,121)
   Costs incurred for patents                                                (58,983)        (78,303)           (1,360,540)
   Change in restricted cash                                                  (2,476)         (1,476)             (192,805)
   Proceeds from maturity of short term investments                          --              141,846           126,687,046
   Purchases of short-term investments                                       --           (3,200,345)         (126,687,046)
   Cash received in conjunction with merger                                  --               82,232                82,232
   Advances to Antigen Express, Inc.                                         --              (32,000)              (32,000)
   Increase in officers' loans receivable                                    --              --                 (1,126,157)
   Change in deposits                                                        395,889         --                   (477,194)
   Change in notes receivable - common stock                                  (6,300)         (6,218)              (91,103)
   Change in due from related parties                                        --              --                 (2,222,390)
   Other, net                                                                --              --                     89,683
                                                                         -----------     -----------         -------------
       Net Cash Provided by (Used in) Investing Activities                   285,990      (3,215,006)           (9,601,395)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                  --              --                  1,154,316
   Repayment of long-term debt                                               (19,269)        (17,869)           (1,127,760)
   Change in due to related parties                                          --              --                    154,541
   Proceeds from exercise of warrants                                        --              --                  4,552,984
   Proceeds from exercise of stock options                                   --              104,590             1,010,440
   Proceeds from minority interest investment                                --              --                  3,038,185
   Proceeds from issuance of preferred stock                                 --              --                 12,015,000
   Purchase of treasury stock                                                --              --                   (483,869)
   Proceeds from issuance of common stock, net                               --              --                 73,283,715
   Purchase and retirement of common stock                                   --              --                   (119,066)
                                                                         -----------     -----------         -------------
       Net Cash Provided by (Used in) Financing Activities                   (19,269)         86,721            93,478,486

Effect of Exchange Rates on Cash                                              16,091          28,578                39,791
                                                                         -----------     -----------         -------------

Net Increase (Decrease) in Cash and Cash Equivalents                      (3,421,913)     (5,967,523)            1,528,506

Cash and Cash Equivalents, Beginning of Period                             4,950,419      12,356,578              --
                                                                         -----------     -----------         -------------

Cash and Cash Equivalents, End of Period                                 $ 1,528,506     $ 6,389,055           $ 1,528,506
                                                                         ===========     ===========         =============





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

           Interim statements are subject to possible adjustments in connection with the annual audit of the Company's accounts for the fiscal year 2005, in the Company's opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

       3.  EMPLOYEE STOCK PLANS
           The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the three months ended October 31, 2004 and 2003, the Company recaptured/recognized $-0- of compensation expense in connection with these options, respectively.

           The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                                                                              Three Months Ended
                                                                                 October 31,
                                                                            2004            2003
                                                                         -----------     -----------
           Net Loss Available to Common
              Stockholders, as Reported                                  $(6,658,028)    $(3,612,270)

            Add:  Total Stock-Based Employee
                Compensation Included in Reported
                Net Loss                                                     --              --

           Deduct:  Total Stock-Based Employee
              Compensation Income Determined
                Under Fair Value Based Method,
                Net of Related Tax Effect                                  1,430,640         175,500
                                                                         -----------     -----------
           Pro Forma Net Loss Available
              to Common Stockholders                                     $(8,088,668)    $(3,787,770)
                                                                         ===========     ===========
           Loss Per Share:
              Basic and diluted, as reported                                  $(0.19)         $(0.13)
                                                                              ======          ======
              Basic and diluted, pro forma                                    $(0.23)         $(0.14)
                                                                              ======          ======

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


       4.  COMPREHENSIVE INCOME/(LOSS)
           Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2004 and 2003, was $6,339,104 and $3,352,646, respectively.

       5.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES
           Accounts payable and accrued expenses consist of the following:

                                                                         October 31,    July 31,
                                                                           2004           2004
                                                                         ----------    ----------
           Accounts Payable                                              $2,298,595    $1,283,410
           Accrued Legal Fees and Settlement                                361,199       252,537
           Termination Agreements and Severance Pay                         398,572       411,452
                                                                         ----------    ----------
                 Total                                                   $3,058,366    $1,947,399
                                                                         ==========    ==========

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

           On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. Generex, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been filed by Sands. The Company will file responding materials in the near future. The Company expects that the motion to confirm will be heard in early 2005.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       6.  PENDING LITIGATION (CONTINUED)
           Sands has advised the Company that it intends to seek leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Consequently, it is likely that there will be further legal proceedings with respect to this matter. At the present time, the Company is not able to predict the ultimate outcome of this matter or to estimate a range of possible loss. Accordingly, the Company has accrued $150,000 and it is included in the balance sheet under the caption accounts payable and accrued expenses.

           In February 2001, a former business associate of the Company's former Vice President of Research and Development ("VP"), and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiffs' cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against VP and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

           In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. Generex Pharmaceuticals, Inc., has sought leave to appeal the Courts of Appeal's decision to the Supreme Court of Canada. The appeal was dismissed. The parties have signed Minutes of Settlement in April 2004, pursuant to which the Company is required to pay the plaintiff a total of $280,000 Canadian (approximately $230,000 US) in monthly installments. The installments consist of $20,000 CND on May 1, 2004, $20,000 CND on June 1, 2004, $50,000 CND on July 1, 2004 and 7
           monthly payments of $27,142.86 CND each from August 1, 2004 to February 1, 2005.

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

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       6.  PENDING LITIGATION (CONTINUED)
           With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.


       7.  NET LOSS PER SHARE
           Basic EPS and Diluted EPS for the three months ended October 31, 2004 and 2003 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 17,084,218 and 12,342,694 incremental shares at October 31, 2004 and 2003, respectively, have been excluded from the computation of Diluted EPS as they are antidilutive.

       8.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                         For the Three Months Ended
                                                                                October 31,
                                                                         --------------------------
                                                                          2004              2003
                                                                         -------         ----------
           Cash paid during the period for:
              Interest                                                   $45,914         $   53,546
              Income taxes                                               $  --           $   --

           Disclosure of non-cash investing and financing activities:

           Acquisition of Antigen Express, Inc through the issuance
              of common stock and the assumption of stock options        $  --           $4,797,409

       9.  TRANSACTIONS WITH RELATED PARTY
           The Company's change in "Due from Related Party" for the three months ended October 31, 2004 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2004.

       10. COMMITMENTS AND CONTINGENCIES
           On October 18, 2004, the Company entered into a Securities Purchase Agreement to sell 800,000 shares of common stock at $2.50 per share for gross proceeds of $2,000,000. The closing date for this transaction is to be agreed upon, but the parties anticipate that the closing will occur in January 2005.

       11. STOCKHOLDERS' EQUITY
           In August 2004, the Company issued 620,000 shares of unrestricted common stock to consultants for services rendered, which resulted in charges to the statement of operations of $675,800 based on the quoted market price of the Company stock on the date of issuance.

           In August 2004, the Company issued 500,000 warrants in exchange for services rendered. The warrants were fully vested on date of issuance and exercisable at $1.09 each for the purchase of one share of the Company's common stock. The warrants, which were valued using the Black Scholes pricing model, resulted in charges to the statement of operations of $415,000.

           In October, 2004, the Company granted a total of 1,942,000 options to purchase shares of common stock with an exercise price of $0.94, which equaled the five trading day closing average of the Company common stock on the date of issuance. All of the options, except for 105,000, were issued to employees; accordingly no charge to operations was incurred as the Company follows APB 25 (See Note 3). Options issued to other than employees were valued using the Black Scholes pricing model and resulted in a charge to operations of $75,600.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

       11. STOCKHOLDERS' EQUITY (CONTINUED)
           In October, 2004, the Company granted a total of 150,000 options to purchase shares of common stock with an exercise price of $1.10, which equaled the five trading day closing average of the Company common stock July 31, 2004. All of the options were issued to an employee; accordingly no charge to operations was incurred as the Company follows APB 25 (See Note 3).

           In October, 2004, the Company redeemed 75,000 shares of common stock as a result of non-performance of services. These shares were originally exchanged in October 2003 for services the Company believed to be rendered, which resulted in prior charges to the statement of operations of $138,000. In conjunction with the redemption of the shares, the Company reversed the prior charges to the statement of operations in the amount of $138,000.

       12. SUBSEQUENT EVENTS
           On November 15, 2004, the Company completed a private placement of 6% Secured Convertible Debentures and warrants with four accredited investors for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen (15) months and amortize over thirteen (13) months in thirteen (13) equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. The Company may pay principal and accrued interest in cash or, at the Company's option, in shares of its common stock. If the Company elects to pay principal and interest in shares of its common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of the Company's common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten (10) trading day volume weighted average price for Company's common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of Company's common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to a full-ratchet adjustment upon the issuance by the Company of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, the Company is required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants. The Company expects to utilize the proceeds from the transaction to accelerate clinical development activities and for working capital and other general corporate purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

We have made statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2004 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward looking statements we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Business History. We are engaged primarily in the research and development of drug delivery technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator.

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

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. In the first quarter of 2005, we received a total of $142,750 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. In the fiscal quarter ended October 31, 2004, approximately 90% of our $3,395,130 in research and development expenses was attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the fiscal quarter ended October 31, 2003, approximately 79% of our $1,028,529 of research and development was expended for insulin and platform technology, and approximately 2% for morphine and fentanyl.

Approximately 9%, or $291,078 of our research and development expenses for the fiscal quarter ended October 31, 2004 were related to Antigen's immunomedicine products compared to approximately 19% or $193,050 for the fiscal quarter ended October 31, 2003. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal Quarter ended October 31, 2004
-----------------------------------------------------

On August 10, 2004 we issued an aggregate 620,000 shares of our common stock and 500,000 warrants to purchase our common stock to certain consultants in exchange for financial services recognizing expense of $1,090,800 to financial services.

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. Generex, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been filed by Sands. We will file responding materials in the near future. We expect that the motion to confirm will be heard in early 2005. Sands has advised us that it intends to seek leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Consequently, it is likely that there will be further legal proceedings with respect to this matter.

On August 26, 2004, Dr. Pankaj Modi resigned from his position as an officer with us (Vice-President, Research & Development). Also, on August 26, 2004 Dr. Modi gave notice to us that the Consulting Agreement between Dr. Modi and us will terminate effective August 25, 2005. We are obligated to pay Dr. Modi's salary and any other compensation Dr. Modi is entitled to receive under his Consulting Agreement until August 25, 2005. We do not believe that Dr. Modi's resignation or the termination of his Consulting Agreement with us will materially adversely affect us.

On October 18, 2004, we entered into a Securities Purchase Agreement to sell 800,000 shares of our common stock at $2.50 per share for gross proceeds of $2,000,000. The closing date for this transaction is to be agreed upon, but the parties anticipate that the closing will occur in January 2005.

On October 26, 2004, we granted a total of 1,942,000 options to purchase shares of common stock to certain employees and consultants at $0.94 per share and 150,000 options to an employee to purchase shares of common stock at $1.10 per share. The options issued to non employees resulted in $75,600 charge to operations.

Developments Subsequent to Fiscal Quarter Ended October 31, 2004.
----------------------------------------------------------------

On November 15, 2004, we completed a private placement of 6% Secured Convertible Debentures and warrants with four accredited investors for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen (15) months and amortize over thirteen (13) months in thirteen (13) equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten (10) trading day volume weighted average price for our common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of our common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to a full-ratchet adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, we are required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants. We expect to utilize the proceeds from the transaction to accelerate clinical development activities and for working capital and other general corporate purposes.

In connection with the transaction, we granted an Additional Investment Right to each investor. Pursuant to the terms of each Additional Investment Right, each investor has the right at any time after the 181st day following the date definitive agreements were signed and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares underlying the Debentures and the warrants has gone effective and
(ii) the two (2) year anniversary of the closing of the private placement, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such investor at the closing of the private placement. In addition, we will pay to a placement agent (i) a cash fee equal to seven percent (7%) of the gross proceeds received by Generex and (ii) warrants exercisable into approximately 145,000 shares of our common stock at the same exercise price as the investors' warrants. We undertook this offering in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

RESTATEMENT

Subsequent to the issuance of our financial statements for the year ended July 31, 2001, management determined that its Series A Preferred stock should be reclassified from stockholders' equity, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities," because the redemption feature of the Series A Preferred stock is beyond our control. This restatement did not affect net loss for the year ended July 31, 2001, nor did it affect total assets. The Series A Preferred stock should have been included outside the statement of stockholders' equity from the date of its issuance in January 2001.

Results of Operations - Three months ended October 31, 2004 and 2003
--------------------------------------------------------------------

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000. We received a total of $627,184 in research grants and consulting revenue in fiscal 2004. In the fiscal quarter ended October 31, 2004 we received $142,750 in such grants.

Our net loss for the quarter ended October 31, 2004 was $6,658,028 versus $3,612,270 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to an increase in research and development expenses of $2,366,601 and an increase in general and administrative expenses of $591,922.

The increase in research and development expenses in the three-month period ending October 31, 2004 compared to the corresponding period of the prior fiscal year reflects the additional research and development activities by Antigen, bulk insulin purchases and increased activities of regulatory consultants. The level of clinical activity in first quarter of 2004 was also higher, compared to the same quarter last year.

The increase in general and administrative expenses in the quarter ended October 31, 2004, compared to the quarter ended October 31, 2003, was the result of additional non-cash expenses incurred this year in connection with the issuance of common stock to consultants for financial services, additional litigation accrual in connection with Sands litigation and a small increase in expenses for accounting and legal services. Increased level of activities of Antigen also contributed to the increase in general and administrative expenses in this quarter compared to the same quarter last year. The increase in general and administrative expenses was lessened by a reduction in travel expenses.

Financial Condition, Liquidity and Resources
--------------------------------------------

To date we have financed our development stage activities primarily through private placements of common stock.

At October 31, 2004, we had cash and short-term investments (primarily notes of United States corporations) of approximately $1.5 million. At July 31, 2004, our cash and short term investments were approximately $5 million. The decrease was attributable to the use of cash for ongoing operations. At October 31, 2004, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 12 months based on the pace of our planned development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we were unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

CONTRACTUAL OBLIGATIONS

--------------------------------------------------------------------------------------------------------------------------
                                                 Payments Due by Period
--------------------------------------------------------------------------------------------------------------------------
                                                                    LESS THAN                                 MORE THAN
CONTRACTUAL OBLIGATIONS                                 TOTAL         1 YEAR      1-3 YEARS     3-5 YEARS      5 YEARS
--------------------------------------------------------------------------------------------------------------------------
Long-Term Debt Obligations                            2,407,362    1,472,006      935,356          0              0
--------------------------------------------------------------------------------------------------------------------------
Capital Lease Obligations                                 0            0             0             0              0
--------------------------------------------------------------------------------------------------------------------------
Operating Lease Obligations                            109,120       40,750        54,172        14,198           0
--------------------------------------------------------------------------------------------------------------------------
Purchase Obligations                                      0            0             0             0              0
--------------------------------------------------------------------------------------------------------------------------
Other Long-Term Liabilities Reflected on                  0            0             0             0              0
the Registrant's Balance Sheet under
GAAP
--------------------------------------------------------------------------------------------------------------------------
Total                                                 2,516,482    1,512,756      989,528        14,198           0
--------------------------------------------------------------------------------------------------------------------------

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

As of October 31, 2004, we have fixed rate debt totaling $2,407,362. This amount is comprised of $842,784 at a fixed interest rate of 5.8%, $328,360 at 8.5%, $ 623,033 at 9.7 %, $202,735 at 10%, and $410,450 at 11.5% per annum. These debt instruments mature from May 2005 through August 2006. As our fixed rate debt mature, we will likely refinance such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. Generex, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been filed by Sands. We will file responding materials in the near future. We expect that the motion to confirm will be heard in early 2005. Sands has advised us that it intends to seek leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Consequently, it is likely that there will be further legal proceedings with respect to this matter. At the present time, we are not able to predict the ultimate outcome of this matter or to estimate a range of possible loss. Accordingly, only $150,000 has been recorded in the accompanying financial statements.

There were no other legal proceedings which first became reportable or in which there were material developments during the fiscal quarter ended October 31, 2004.

For a full description of the foregoing legal proceeding, and all other legal proceedings against the Company, see the Company's Report on Form 10-K for the year ended July 31, 2004, which is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following transaction occurred during fiscal quarter ended October 31, 2004 and was previously reported in our annual report on Form 10-K for the fiscal year ended July 31, 2004.

     o On October 18, 2004, we entered into a Securities Agreement to sell 800,000 shares of our common stock at $2.50 per share for gross proceeds of $2,000,000. The closing date for this transaction is to be agreed upon, but the parties anticipate that the closing will occur in January 2005.

The following transaction occurred subsequent to fiscal quarter ended October 31, 2004 and was previously reported on Form 8-K and on Form 10-K for the fiscal year ended July 31, 2004.

     o On November 15, 2004, we completed a private placement of 6% Secured Convertible Debentures and warrants with four accredited investors for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen (15) months and amortize over thirteen (13) months in thirteen (13) equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten (10) trading day volume weighted average price for our common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of our common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to a full-ratchet adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, we are required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants. We expect to utilize the proceeds from the transaction to accelerate clinical development activities and for working capital and other general corporate purposes.


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

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $100,889,344 at October 31, 2004. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been filed by Sands. The Company will file responding materials in the near future. The Company expects that the motion to confirm will be heard in early 2005. Sands has advised the Company that it intends to seek leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Consequently, it is likely that there will be further legal proceedings with respect to this matter. Accordingly, only $150,000 has been recorded in the accompanying financial statements.

The case is still ongoing and our ultimate liability cannot yet be determined with certainty. Our financial condition would be materially adversely affected to the extent that Sands receives shares of our common stock for little or no consideration or substantial monetary damages as a result of this legal proceeding. Apart from $150,000 accrual, we are not able to estimate an amount or range of potential loss from this legal proceeding at the present time.

Risks Related to the Market for Our Common Stock
------------------------------------------------

If our common stock is delisted from the NASDAQ SmallCap Market and/or becomes subject to Penny Stock regulations, the market price for our stock may be reduced and it may be more difficult for us to obtain financing.

On June 5, 2003, our common stock was delisted from the NASDAQ National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on the NASDAQ SmallCap Market. The NASDAQ SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751. As a result, on November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Place Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. Although we provided to the Nasdaq Stock Market specific elements of a plan, including the proposed conversion of $14,300,000 of mezzanine equity to common equity on our balance sheet, to achieve and sustain compliance with all of The Nasdaq SmallCap Market listing requirements, there is no guarantee that we will achieve compliance with The Nasdaq SmallCap Market listing requirements, or sustain compliance with the requirements if achieved. In the event we cannot achieve or sustain compliance, our shares of common stock may be delisted from The Nasdaq SmallCap Market and begin trading on the over-the-counter bulletin board.

In addition, for continued listing on both the Nasdaq National Market and SmallCap Market, our stock price must be at least $1.00. During October and November of 2004, our stock price traded below this minimum per share requirement for thirty (30) consecutive business days. As a result, on November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. Although we have 180 calendar days, subject to extension by The Nasdaq Stock Market under certain circumstances, to regain compliance with the Rule, there is no guarantee that the bid price of our common stock will close at $1.00 per share or more for a minimum period of ten (10) consecutive business days, which is the minimum period of time The Nasdaq Stock Market requires to regain compliance.

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

Exhibits

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

____________________________
* Filed herewith. All other exhibits are incorporated by reference, as described.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: December 15, 2004

GENEREX BIOTECHNOLOGY CORPORATION


By: /s/ Rose C. Perri                           By: /s/ Anna Gluskin
---------------------                           --------------------
Principal Financial Officer                     Chief Executive Officer