Form 10-Q
period 2005-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2005-03-17
CIK 1059784

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

                 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2005

    [ ] TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934.

       FOR THE TRANSITION PERIOD FROM _________________ TO ________________

                         COMMISSION FILE NUMBER: 0-25169

                        GENEREX BIOTECHNOLOGY CORPORATION
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                         98-0178636
         -------------------------------         ------------------
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

APPLICABLE ONLY TO CORPORATE ISSUERS

The number of outstanding shares of the registrant's common stock, par value $.001, was 36,264,099 as of March 16, 2005.

                        GENEREX BIOTECHNOLOGY CORPORATION
                                      INDEX

                          PART I: FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements -- unaudited

         Consolidated Balance Sheets --
         January 31, 2005 and July 31, 2004 ....................................

         Consolidated Statements of Operations -- for the three and six month periods ended January 31, 2005 and 2004, and cumulative from
         November 2, 1995 to January 31, 2005...................................

         Consolidated Statements of Cash Flows -- For the six month periods ended January 31, 2005 and 2004, and cumulative from November 2,
         1995 to January 31, 2005...............................................

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

Item 6.  Exhibits...............................................................

Signatures......................................................................

ITEM 1.   CONSOLIDATED FINANCIAL STATEMENTS

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                           CONSOLIDATED BALANCE SHEETS

                                                                                     January 31,        July 31,
                                                                                        2005              2004
                                                                                   --------------    --------------
      ASSETS
Current Assets:
   Cash and cash equivalents                                                       $    1,992,168    $    4,950,419
   Restricted cash                                                                        226,398           206,421
   Other current assets                                                                   190,583           870,934
                                                                                   --------------    --------------
      Total Current Assets                                                              2,409,149         6,027,774

Property and Equipment, Net                                                             4,252,562         4,291,622
Assets Held for Investment, Net                                                         2,378,161         2,250,506
Patents, Net                                                                            5,654,239         5,696,905
Deferred Debt Issuance Costs                                                              311,976                --
Deposits                                                                                       --           395,889
Due From Related Party                                                                    374,784           349,294
                                                                                   --------------    --------------

      TOTAL ASSETS                                                                 $   15,380,871    $   19,011,990
                                                                                   ==============    ==============

      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued expenses                                           $    4,626,468    $    1,947,399
   Current maturities of long-term debt                                                 1,620,659         1,366,122
                                                                                   --------------    --------------
      Total Current Liabilities                                                         6,247,127         3,313,521

Long-Term Debt, Less Current Maturities                                                   726,480           858,661

Convertible Debenture, Net of Debt Discount of $2,756,554 and
 $-0- at January 31, 2005 and July 31, 2004, respectively                               1,243,446                --

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized 1,000,000 shares, stated
 at redemption value, -0- and 1,191 shares issued and outstanding at
 January 31, 2005 and July 31, 2004                                                            --        14,310,057

Stockholders' Equity:
   Special Voting Rights Preferred stock, $.001 par value; authorized, issued
    and outstanding 1,000 shares at January 31, 2005 and July 31, 2004                          1                 1
   Common stock, $.001 par value; authorized 150,000,000 shares at January 31, 2005 and July 31, 2004, issued 35,447,533 and 34,262,448 shares at January 31, 2005 and July 31, 2004, and outstanding 35,447,533 and
    34,262,448 shares at January 31, 2005 and July 31, 2004, respectively                  35,449            34,264
   Additional paid-in capital                                                         116,061,287        97,110,291
   Notes receivable - common stock                                                             --          (384,803)
   Deficit accumulated during the development stage                                  (109,482,583)      (96,526,373)
   Accumulated other comprehensive income                                                 549,664           296,371
                                                                                   --------------    --------------
      Total Stockholders' Equity                                                        7,163,818           529,751
                                                                                   --------------    --------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $   15,380,871    $   19,011,990
                                                                                   ==============    ==============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                               Cumulative From
                                              For the Three Months Ended      For the Six Months Ended        November 2, 1995
                                                      January 31,                    January 31,            (Date of Inception)
                                              ---------------------------   -----------------------------      to January 31,
                                                  2005           2004           2005            2004                2005
                                              ------------   ------------   -------------   -------------   -------------------
Revenues                                      $     76,750   $    117,503   $     219,500   $     185,564   $         1,846,684

Operating Expenses:
   Research and development                      2,181,835      1,956,588       5,576,965       2,985,117            52,744,679
   Research and development - related party             --             --              --              --               220,218
   General and administrative                    3,450,556      2,907,443       6,872,794       5,737,759            61,124,106
   General and administrative - related party           --             --              --              --               314,328
                                              ------------   ------------   -------------   -------------   -------------------
      Total Operating Expenses                   5,632,391      4,864,031      12,449,759       8,722,876           114,403,331
                                              ------------   ------------   -------------   -------------   -------------------

Operating Loss                                  (5,555,641)    (4,746,528)    (12,230,259)     (8,537,312)         (112,556,647)

Other Income (Expense):
   Miscellaneous income (expense)                       --           (164)             --          (3,862)              125,348
   Income from Rental Operations, net               27,723         33,052          74,789          37,133               169,139
   Interest income                                   3,338        (19,704)         18,776         176,613             3,390,388
   Interest expense                               (773,602)       (41,276)       (819,516)        (59,462)           (1,353,939)
                                              ------------   ------------   -------------   -------------   -------------------

Net Loss Before Undernoted                      (6,298,182)    (4,774,620)    (12,956,210)     (8,386,890)         (110,225,711)

Minority Interest Share of Loss                         --             --              --              --             3,038,185
                                              ------------   ------------   -------------   -------------   -------------------

Net Loss                                        (6,298,182)    (4,774,620)    (12,956,210)     (8,386,890)         (107,187,526)

Preferred Stock Dividend                                --        810,003              --         810,003             2,295,057
                                              ------------   ------------   -------------   -------------   -------------------

Net Loss Available to Common Shareholders     $ (6,298,182)  $ (5,584,623)  $ (12,956,210)  $  (9,196,893)  $      (109,482,583)
                                              ============   ============   =============   =============   ===================

Basic and Diluted Net Loss Per Common Share   $       (.18)  $       (.19)  $        (.37)  $        (.32)
                                              ============   ============   =============   =============

Weighted Average Number of Shares of Common
 Stock Outstanding                              35,108,460     29,167,180      34,958,009      28,534,124
                                              ============   ============   =============   =============

The Notes to Consolidated Financial Statements are an integral part of these statements.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         Cumulative From
                                                                      For the Six Months Ended          November 2, 1995
                                                                             January 31,              (Date of Inception)
                                                                  --------------------------------         January 31,
                                                                       2005              2004                 2005
                                                                  --------------    --------------    --------------------
Cash Flows From Operating Activities:
   Net loss                                                       $  (12,956,210)   $   (8,386,890)   $       (107,187,527)
   Adjustments to reconcile net loss to net cash used
    in operating activities:
     Depreciation and amortization                                       550,521           497,959               3,027,753
     Minority interest share of loss                                          --                --              (3,038,185)
     Reduction of notes receivable - common stock in exchange
      for services rendered                                                   --                --                 423,882
     Write-off of uncollectible notes receivable - common stock          391,103                --                 391,103
     Write-off of deferred offering costs                                     --                --               3,406,196
     Write-off of abandoned patents                                           --                --                   9,134
     Common stock issued for services rendered                           755,180           918,000               4,409,992
     Non-cash compensation expense                                            --            75,390                  45,390
     Stock options and warrants issued for services rendered             490,600           178,433               6,776,718
     Preferred stock issued for services rendered                             --                --                     100
     Treasury stock redeemed for non-performance of services            (138,000)               --                (138,000)
     Amortization of deferred debt issuance costs                         77,994                --                  77,994
     Amortization of discount on convertible debentures                  687,890                --                 687,890
     Founders' shares transferred for services rendered                       --                --                 353,506
     Changes in operating assets and liabilities (excluding the effects of acquisition):
       Miscellaneous receivables                                              --                --                  43,812
       Other current assets                                              704,564          (578,104)               (139,333)
       Accounts payable and accrued expenses                           2,620,395           415,774               5,239,643
       Other, net                                                             --                --                 110,317
                                                                  --------------    --------------    --------------------
         Net Cash Used in Operating Activities                        (6,815,963)       (6,879,438)            (85,499,615)

Cash Flows From Investing Activities:
   Purchase of property and equipment                                    (61,939)         (246,419)             (4,290,920)
   Costs incurred for patents                                           (139,039)         (200,688)             (1,440,596)
   Change in restricted cash                                              (4,885)           (2,982)               (195,214)
   Proceeds from maturity of short term investments                           --         4,270,942             126,687,046
   Purchases of short-term investments                                        --        (4,638,783)           (126,687,046)
   Cash received in conjunction with merger                                   --            82,232                  82,232
   Advances to Antigen Express, Inc.                                          --           (32,000)                (32,000)
   Increase in officers' loans receivable                                     --                --              (1,126,157)
   Change in deposits                                                    395,889          (495,000)               (477,194)
   Change in notes receivable - common stock                              (6,300)          (12,436)                (91,103)
   Change in due from related parties                                         --                --              (2,222,390)
   Other, net                                                                 --                --                  89,683
                                                                  --------------    --------------    --------------------
         Net Cash Provided by (Used in) Investing Activities             183,726        (1,275,134)             (9,703,659)

Cash Flows From Financing Activities:
   Proceeds from issuance of long-term debt                                   --                --               1,154,316
   Repayment of long-term debt                                           (39,770)          (37,264)             (1,148,261)
   Change in due to related parties                                           --                --                 154,541
   Proceeds from exercise of warrants                                         --                --               4,552,984
   Proceeds from exercise of stock options                                    --           126,640               1,010,440
   Proceeds from minority interest investment                                 --                --               3,038,185
   Proceeds from issuance of preferred stock                                  --                --              12,015,000
   Proceeds from issuance of convertible debentures, net               3,699,930                --               3,699,930
   Purchase of treasury stock                                                 --                --                (483,869)
   Proceeds from issuance of common stock, net                                --         2,931,988              73,283,715
   Purchase and retirement of common stock                                    --                --                (119,066)
                                                                  --------------    --------------    --------------------
         Net Cash Provided by Financing Activities                     3,660,160         3,021,364              97,157,915

Effect of Exchange Rates on Cash                                          13,826            54,414                  37,527
                                                                  --------------    --------------    --------------------

Net Increase (Decrease) in Cash and Cash Equivalents                  (2,958,251)       (5,078,794)              1,992,168

Cash and Cash Equivalents, Beginning of Period                         4,950,419        12,356,578                      --
                                                                  --------------    --------------    --------------------

Cash and Cash Equivalents, End of Period                          $    1,992,168    $    7,277,784    $          1,992,168
                                                                  ==============    ==============    ====================

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

        The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2005 of approximately $109.5 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

        The Company is in the development stage and has realized minimal revenues to date. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Management's plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings, debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

        While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

2.      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS
        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

2.      EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

        SFAS 123R permits public companies to choose between the following two adoption methods:

                1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

                2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

        As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in stock based compensation section of Note 3 below. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

        In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

3.      EMPLOYEE STOCK PLANS
        The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the three months ended January 31, 2005 and 2004, the Company recaptured/recognized $-0- of compensation expense in connection with these options. During the six months ended January 31, 2005 and 2004, the Company recaptured/recognized $-0- and $75,390, of compensation expense in connection with these options, respectively.

        The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

                                                             Three Months Ended               Six Months Ended
                                                                 January 31,                     January 31,
                                                        ----------------------------    ----------------------------
                                                            2005            2004            2005            2004
                                                        ------------    ------------    ------------    ------------
        Net Loss Available to Common
         Stockholders, as Reported                      $ (6,298,182)   $ (5,584,623)   $(12,956,210)   $ (9,196,893)

        Add: Total Stock-Based Employee
             Compensation Included in Reported
             Net Loss                                             --         (75,390)             --         (75,390)

        Deduct: Total Stock-Based Employee
           Compensation Income Determined
             Under Fair Value Based Method,
             Net of Related Tax Effect                            --       1,183,720       1,430,640       1,359,220
                                                        ------------    ------------    ------------    ------------

        Pro Forma Net Loss Available
         to Common Stockholders                         $ (6,298,182)   $ (6,692,953)   $(14,386,850)   $(10,480,723)
                                                        ============    ============    ============    ============

        Loss Per Share:
           Basic and diluted, as reported               $      (0.18)   $      (0.19)   $      (0.37)   $      (0.32)
                                                        ============    ============    ============    ============
           Basic and diluted, pro forma                 $      (0.18)   $      (0.23)   $      (0.41)   $      (0.37)
                                                        ============    ============    ============    ============

4.      COMPREHENSIVE INCOME/(LOSS)
        Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended January 31, 2005 and 2004, was $6,363,814 and $4,782,455,
        respectively, and for the six months ended January 31, 2005 and 2004, was $12,702,918 and $8,135,101, respectively.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

5.      ACCOUNTS PAYABLE AND ACCRUED EXPENSES
        Accounts payable and accrued expenses consist of the following:

                                                    January 31,     July 31,
                                                       2005           2004
                                                   ------------   ------------
        Accounts Payable                           $  2,363,820   $  1,113,127
        Accounting and Auditing                         320,674         44,775
        Accrued Legal Fees and Settlement               416,682        368,244
        Officer Compensation                          1,162,052          9,801
        Termination Agreements and Severance Pay        363,240        411,452
                                                   ------------   ------------
              Total                                $  4,626,468   $  1,947,399
                                                   ============   ============

6.      CONVERTIBLE DEBENTURES
        On November 8, 2004, the Company entered into definitive agreements with four accredited investors, pursuant to which the Company would issue convertible promissory notes for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The notes are convertible into registered common stock of the Company at a per share price equal to the 10-day Volume Weighted Average Price (VWAP) on the closing date ($0.82). The coupon and amortization payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the 20-day VWAP at as the payment date, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

        During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. As of January 31, 2004, $77,994 has been amortized as expense and the remaining $311,976 is included in deferred debt issuance costs.

        The holders of the convertible debentures also received warrants to purchase 4,878,048 of common stock at $0.91 per share. The relative fair value assignment of the fair value of the warrants, as determined by the Black Scholes pricing model (using the same assumptions as above), to the debt's total proceeds resulted in a debt discount of $1,722,222 and a beneficial conversion feature of $1,722,222 which has been allocated to additional paid in capital. These resulting debt discounts, totaling $3,444,444, are being amortized using the effective yield method over the life of the debenture. As of January 31, 2005, $687,890 has been recorded as interest expense and the remaining $2,756,554 is included as a debt discount which is net with the balance of the convertible debenture.

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

        On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been filed by Sands and was granted on February 1, 2005. Sands has not sought leave to appeal the vacaturs of the prior panel's warrant award to the New York Court of Appeals but advised the Company intentions of doing so. As such, the award may be subject to further legal proceedings. Accordingly, the Company has accrued $150,000 and it is included in the balance sheet under the caption accounts payable and accrued expenses.

        In February 2001, a former business associate of the former Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs' statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company's motion to dismiss the action of CTI and denied the plaintiffs' cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

8.      NET LOSS PER SHARE
        Basic EPS and Diluted EPS for the three and six months ended January 31, 2005 and 2004 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 22,095,502 and 14,024,396 incremental shares at January 31, 2005 and 2004, respectively, have been excluded from the computation of Diluted EPS as they are antidilutive.

               GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

9.      SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                                        For the Six Months Ended
                                                                              January 31,
                                                                      ---------------------------
                                                                          2005           2004
                                                                      ------------   ------------
        Cash paid during the period for:
           Interest                                                   $     76,220   $     53,546
           Income taxes                                               $         --   $         --

        Disclosure of non-cash investing and financing activities:

        Value of warrants issued in conjunction with capitalized
         services upon issuance of convertible debentures             $     89,900   $         --
        Sale of Series A Preferred Stock and mandatorily converted
         to common shares                                             $ 14,310,057   $         --
        Value of warrants issued in conjunction with issuance of
         convertible debentures                                       $  3,444,444   $         --
        Issuance of Series A Preferred Stock as a preferred stock
         dividend                                                     $         --   $    810,003
        Application of deposit to advances to Antigen Express, Inc.   $         --   $     25,000
        Acquisition of Antigen Express, Inc through the issuance
         of common stock and the assumption of stock options          $         --   $  4,797,409
        Retirement of treasury stock                                  $         --   $  1,610,026

10.     TRANSACTIONS WITH RELATED PARTY
        The Company's change in "Due from Related Party" for the six months ended January 31, 2005 represents only the effect of change in exchange rate for the six months ended versus that in effect at July 31, 2004.

11.     STOCKHOLDERS' EQUITY
        In August 2004, the Company issued 620,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $675,800 based on the quoted market price of the Company stock on the date of issuance.

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

        In October, 2004, the Company redeemed 75,000 shares of common stock as a result of non-performance of services. These shares were originally exchanged in October 2003 for services the Company believed to be rendered, which resulted in prior charges to the statement of operations of $138,000. In conjunction with the redemption of the shares, the Company reversed the prior charges to the statement of operations in the amount of ($138,000).

        In December 2004, the holder of the Series A Preferred Stock sold its holdings to a third party. In conjunction with sale, all of the Company's outstanding Series A Preferred Stock was automatically converted to common stock. As a result, the buyer received 534,085 shares of common stock and the Company no longer has any outstanding shares of Series A Preferred Stock.

        In December 2004, the Company issued convertible debentures. In conjunction with the issuance of the debentures, the Company issued 4,878,048 warrants with the debentures and 145,000 warrants for financial services rendered. The warrants were fully vested on date of issuance and exercisable at $0.91 each for the purchase of one share of the Company's common stock (see Note 6).

        In December 2004, the Company issued 48,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $34,080 based on the quoted market price of the Company stock on the date of issuance.

        In January 2005, the Company issued 58,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $45,300 based on the quoted market price of the Company stock on the date of issuance.

        In January 2005, the Company deemed its notes receivable - common stock in the amount of $391,103 to be uncollectible and, therefore, has taken a charge to operations for the said amount.

12.     SUBSEQUENT EVENTS
        The following events occurred subsequent to January 31, 2005:

        In February 2005, a consultant commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. The Company is of the view that the claims are wholly without merit and intends to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used herein, the terms the "Company," "we," "us," or "our" refer to Generex Biotechnology Corporation, a Delaware corporation.

FORWARD-LOOKING STATEMENTS

We have made statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2005 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward looking statements we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth below under the caption "Risk Factors". We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

In January 1998, we participated in a "reverse acquisition" with Green Mt. P. S., Inc., a previously inactive Idaho corporation formed in 1983. As a result of this transaction, our shareholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt., we became a wholly-owned subsidiary of Green Mt., Green Mt. changed its corporate name to Generex Biotechnology Corporation ("Generex Idaho"), and we changed our corporate name to GB Delaware, Inc. Because the reverse acquisition resulted in our shareholders becoming the majority holders of Generex Idaho, we were treated as the acquiring corporation in the transaction for accounting purposes. Thus, our historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 800 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 up front payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retained all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

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

In connection with the joint venture, EIS purchased 1,000 shares of a new series of our preferred stock, designated as Series A Preferred Stock, for $12,015,000, which EIS transferred, shortly thereafter, to Elan Pharmaceuticals Investment III, an affiliate of Elan ("EPIL III"). We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock were to be outstanding on January 16, 2007, we would have been required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference, either in cash, or in shares of common stock with a fair market value equal to the redemption price. Alternatively, the Series A Preferred Stock could have been converted, under certain conditions, into shares of our common stock. EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose.

On December 27, 2004, we entered into an agreement (the "Termination Agreement") with Elan, whereby we and Elan agreed to terminate the joint venture through Generex (Bermuda) Ltd. Pursuant to the terms of the Termination Agreement, (i) except for a common stock purchase warrant that was issued by us to Elan, which was amended to permit Elan or any other holder thereof to transfer the warrant without our consent, the parties agreed to terminate all agreements entered into in connection with the joint venture, and (ii) Elan agreed to transfer all shares of capital stock of Generex (Bermuda) owned by it to us. Accordingly, all rights granted by each party to the other terminated, including, without limitation, Elan's right to appoint a member to our Board of Directors, all other rights granted under the terms of the joint venture terminated, each party retained its intellectual property rights, we obtained full ownership of Generex (Bermuda), and all representatives of Elan who were officers and/or directors of Generex (Bermuda) resigned.

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock may not transfer the shares of common stock issuable upon conversion thereof and we will have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date. On or around December 15, 2004, EPIL III conducted the auction and received an offer to by the shares of Series A Preferred Stock. On or around December 31, 2004, EPIL III sold the shares of Series A Preferred Stock and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Market Place Rule 4310(c)(2)(B). (See "Developments in Fiscal Quarter ended January 31, 2005").

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

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. During the three-month period ended January 31, 2005, we received a total of $76,750 in such research grants and during the six-month period ended January 31, 2005, and we received a total of $219,500 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

We are a development stage company, and from inception through the end of fiscal quarter January 31, 2005 had not received any revenues from operations other than the up-front payment from Lilly. We have no products approved for commercial sale by drug regulatory authorities. We have begun the regulatory approval process for only three products, our oral insulin formulation, morphine and fentanyl. We believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. In the first six months of fiscal 2005, approximately 87% of our $5,576,965 in research expenses was attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the same period of fiscal 2004, approximately 90% of our $2,985,117 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 12%, or $690,718 of our research and development expenses for the six month period ended January 31, 2005 were related to Antigen's immunomedicine products compared to approximately 9% or $273,030 for the same period ended January 31, 2004. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal Quarter ended January 31, 2005

On November 12, 2004, we completed a private placement of 6% Secured Convertible Debentures and warrants with four accredited investors for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen (15) months and amortize over thirteen (13) months in thirteen (13) equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each

Debenture is based on the average of the ten (10) trading day volume weighted average price for our common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of our common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, we were required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants.

In connection with the transaction, we granted an Additional Investment Right to each investor. Pursuant to the terms of each Additional Investment Right, each investor has the right at any time after the 181st day following the date definitive agreements were signed and on or prior to January 24, 2006, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such investor at the closing of the private placement. In addition, we paid to a placement agent (i) a cash fee equal to seven percent (7%) of the gross proceeds received by us and (ii) warrants exercisable into approximately 145,000 shares of our common stock at the same exercise price as the investors' warrants.

The aggregate number of shares of common stock issuable pursuant to this transaction exceeds 19.99% of the outstanding shares of our common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the investors, whereby such insiders agreed to vote at the next meeting of our stockholders all shares of our common stock held by them in favor of authorizing the issuance of an amount of shares of our common stock in excess of 19.99% of the outstanding common stock prior to consummating the transaction.

We expect to utilize the proceeds from the transaction to accelerate clinical development activities and for working capital and other general corporate purposes. We undertook this offering in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

On November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Place Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. However, upon consummation in December 2004 of the transactions contemplated by a Termination Agreement we entered into with Elan Corporation, plc and its affiliates, as more fully described below, we regained compliance with Market Place Rule 4310(c)(2)(B).

On November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Place Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 calendar days from the date of the notice, or until May 23, 2005, to regain compliance with the Rule. If, at anytime prior to May 23, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten
(10) consecutive business days, we will regain compliance with the Rule.

In the event compliance with Market Place Rule 4310(c)(4) cannot be demonstrated by May 23, 2005, the Staff will determine whether we meet the Nasdaq SmallCap Market initial listing criteria as set forth in Market Place Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Staff will grant an additional 180 calendar day period for us to regain compliance. If we cannot regain compliance and are not eligible for an additional compliance period, the Staff will notify us that our securities will be delisted, at which time we may appeal the Staff's determination to a Listing Qualifications Panel.

On December 27, 2004, we entered into an agreement (the "Termination Agreement") with Elan, whereby we and Elan agreed to terminate the joint venture through Generex (Bermuda) Ltd. Pursuant to the terms of the Termination Agreement, (i) we agreed with Elan to terminate all agreements entered into by the parties in connection with the joint venture, except for a common stock purchase warrant that was issued by us to Elan, which was amended to permit Elan or any other holder thereof to transfer the warrant without our consent, and (ii) Elan agreed to transfer all shares of capital stock of Generex (Bermuda) owned by it to us. Accordingly, all rights granted by each party to the other terminated, including without limitation, Elan's right to appoint a member to our Board of Directors, all other rights granted under the terms of the joint venture terminated, each party retained its intellectual property rights, we obtained full ownership of Generex (Bermuda), and all representatives of Elan who were officers and/or directors of Generex (Bermuda) resigned.

In connection with negotiating the Termination Agreement, Elan Pharmaceuticals Investment III, an affiliate of Elan ("EPIL III"), which was the ultimate recipient of 1,000 shares of Series A Preferred Stock issued by us in connection with the joint venture, approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock may not transfer the shares of common stock issuable upon conversion thereof and we will have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty
(20) days immediately preceding the Closing Date. On or around December 15, 2004, EPIL III conducted the auction and received an offer to by the shares of Series A Preferred Stock. On or around December 31, 2004, EPIL III sold the shares of Series A Preferred Stock and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Market Place Rule 4310(c)(2)(B). (See "Developments in Fiscal Quarter ended January 31, 2005").

Developments Subsequent to Fiscal Quarter Ended January 31, 2005.

In February 2005, a consultant commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. The Company is of the view that the claims are wholly without merit and intends to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended July 31, 2001, management determined that its Series A Preferred stock should be reclassified from stockholders' equity to mezzanine equity on our balance sheet, in accordance with Emerging Issues Task Force Topic D-98,

"Classification and Measurement of Redeemable Securities," because the redemption feature of the Series A Preferred stock is beyond our control. This restatement did not affect net loss for the year ended July 31, 2001, nor did it affect total assets. The Series A Preferred stock should have been included outside the statement of stockholders' equity from the date of its issuance in January 2001. The Series A Preferred Stock has been converted into shares of our common stock. Accordingly, the Series A Preferred Stock has been removed as mezzanine equity from our balance and the common stock has been classified as stockholders' equity.

Results of Operations - Three and six months ended January 31, 2005 and 2004

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000. To date, we have received a total of $846,684 in research grants of which $219,500 was received during the six months ended January 31, 2005.

Our net loss for the quarter ended January 31, 2005 was $6,298,182 versus $4,774,620 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is due to an increase of $732,326 in interest expense a increase in research and development expenses of $225,247, and an increase in general and administrative expenses of $543,113. The increase in the interest expense reflects additional interest paid in connection with convertible debentures entered on November 12, 2004.

The increase in general and administrative expenses in the quarter ended January 31, 2005, compared to the quarter ended January 31, 2004, was the result of increased legal and audit and accounting expenses, write off of notes receivable, increased executive compensation and a slight increase in financial and consulting services incurred this year that were paid by the issuance of common stock. The increase in general and administrative expenses was partially offset by reduction of advertising and travel expenses incurred this year compared to the same period of last year.

The moderate increase in research and development expenses in the three-month period ending January 31, 2005 compared to the corresponding period of the prior fiscal year reflects the additional research and development activities by Antigen and increased activities of regulatory consultants.

Our net loss for the six months ended January 31, 2005 increased to $12,956,210 versus $8,386,890 for the corresponding period of the prior fiscal year. The increase in net loss was due primarily to an increase in operating expenses of $3,726,883 and additional interest expense related to convertible debenture of $760,054. This increase in operating expenses was due to research and development expenses of $5,576,965, versus $2,985,117 for the corresponding period of the prior fiscal year and general and administrative expenses of $6,872,794, versus $5,737,759 for the corresponding period of the prior fiscal year. The increase in operating expenses was related to the activities of Antigen, bulk insulin purchases, increased activities of regulatory consultants and higher clinical activity compared to the first six month of 2004. The increase also reflects an accrual of the severance paid to an employee and executive compensation and write-off of the notes receivable.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have a material effect in the foreseeable future.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of common stock.

At January 31, 2005, we had cash and short-term investments (primarily notes of United States corporations) of approximately $2 million. At July 31, 2004, our cash and short term investments were approximately $5 million. The decrease was attributable to the use of cash for ongoing operations. At January 31, 2005, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 3 months based on the pace of our planned development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

CONTRACTUAL OBLIGATIONS

                             Payments Due by Period

                                                             LESS THAN                              MORE THAN
CONTRACTUAL OBLIGATIONS                           TOTAL       1 YEAR      1-3 YEARS   3-5 YEARS      5 YEARS
--------------------------------------------   ----------   ----------   ----------   ----------   ----------
Long-Term Debt Obligations                      2,347,139    1,620,659      726,480            0            0
Capital Lease Obligations                               0            0            0            0            0
Operating Lease Obligations                        96,721       39,839       44,811       12,070            0
Purchase Obligations                                    0            0            0            0            0
Other Long-Term Liabilities Reflected on the
 Registrant's Balance Sheet under GAAP                  0            0            0            0            0
Total                                           2,443,860    1,660,498      771,291       12,070            0

At January 31, 2005, we had Convertible Debenture on our Balance Sheet valued, net of debt discount of $2,756,554, at $1,243,446.

RELATED PARTY TRANSACTIONS

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

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R "Share Based Payment." This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and amends FASB Statement No. 95, "Statement of Cash Flows". This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

SFAS 123R permits public companies to choose between the following two adoption methods:

        1. A "modified prospective" method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

        2. A "modified retrospective" method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25's intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in stock based compensation section of Notes to the Financial Statements. Accordingly, the adoption of SFAS 123R's fair value method will have a significant impact on the Company's results of operations, although it will have no impact on the Company's overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets
- an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company is currently evaluating the impact of adopting this statement.

RISK FACTORS

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

The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements. These factors are in addition to those set forth elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Condition

We have a history of losses, and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $107,187,526 at January 31, 2005. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next three months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. Because our operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds in the near future to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our clinical trials or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. Recent changes in the application of the rules of The Nasdaq Stock Market may also make it more difficult for us to raise private equity capital.

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

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been awarded to Sands. Sands has advised the Company that it intends to seek leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Consequently, it is likely that there will be further legal proceedings with respect to this matter. Accordingly, only $150,000 has been recorded in the accompanying financial statements.

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

Risks Related to the Market for Our Common Stock

Our common stock may be delisted from The Nasdaq SmallCap Market. .

On June 5, 2003, our common stock was delisted from The Nasdaq National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on The Nasdaq SmallCap Market. The Nasdaq SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751. As a result, on November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Place Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On December 22, 2004, all outstanding shares of our Series A Convertible Preferred Stock were converted to common stock, resulting in the elimination of approximately $14,300,000 of mezzanine equity and an equal amount was added to additional paid-in capital attributable to the common stock, increasing stockholders' equity by that amount. Based on this, the delisting proceeding relating to failure to meet stockholders' equity standards was terminated. Because we are still in the development stage, there is no guarantee that we will sustain compliance with this standard. In the event we cannot sustain compliance, our shares of common stock may be delisted from The Nasdaq SmallCap Market and begin trading on the over-the-counter bulletin board.

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

If our stock is delisted from NASDAQ SmallCap Market, it may become subject to Penny Stock Regulations and there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for us to obtain financing.

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

Holders of our Special Voting Rights Preferred Stock have the ability to prevent any change of control in us. Dr. Pankaj Modi, a former officer and director of Generex, owns all of our Special Voting Rights Preferred Stock. In addition, our Restated Certificate of Incorporation permits our Board of Directors to designate new series of preferred stock and issue those shares without any vote or action by our stockholders. Such newly authorized and issued shares of preferred stock could contain terms that grant special voting rights to the holders of such shares that make it more difficult to obtain stockholder approval for an acquisition of our business or increase the cost of any such acquisition.

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

As of January 31, 2005, we have fixed rate debt totaling $2,347,139. This amount is comprised of $812,574 at a fixed interest rate of 5.8%, $322,880 at 8.5%, $610,200 at 9.7%, $197,885 at 10%, and $403,600 at 11.5% per annum. These debt instruments mature from May 2005 through August 2006. As our fixed rate debt mature, we will likely refinance such debt at their existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

Subsequent to the fiscal quarter ended January 31, 2005, a consultant filed a Statement of Claim in the Ontario Superior Court of Justice, File No., 05-CV-284560 PD1 approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. The Company is of the view that it has no liability in this matter and intends to defend this action vigorously. Due to the early stage of this action, the Company is not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

For a full description of all legal proceedings against us, see our Report on Form 10-K for the year ended July 31, 2004, which is incorporated herein by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

The following transaction occurred during fiscal quarter ended January 31, 2005 and was previously reported in our quarterly report on Form 10-Q for the fiscal quarter ended October 31, 2004.

        o On November 15, 2004, we completed a private placement of 6% Secured Convertible Debentures and warrants with four accredited investors for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen (15) months and amortize over thirteen (13) months in thirteen (13) equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. Generex may pay principal and accrued interest in cash or, at Generex's option, in shares of its common stock. If Generex elects to pay principal and interest in shares of its common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the twenty
                (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of Generex's common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten (10) trading day volume weighted average price for Generex's common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of Generex's common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to a full-ratchet adjustment upon the issuance by Generex of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, Generex is required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants. We expect to utilize the proceeds from the transaction to accelerate clinical development activities and for working capital and other general corporate purposes.

        o In our Annual Report on Form 10-K for the fiscal year ended July 31, 2004 and in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2004 we reported an unregistered sale of securities pursuant to a Securities Agreement dated October 18, 2004 to sell 800,000 shares of our common stock at $2.50 per share for gross proceeds of $2,000,000. As of the date of filing, the closing conditions under this Securities Purchase Agreement were not satisfied, and we do not expect that we will receive this investment.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.   OTHER INFORMATION

DIRECTOR NOMINATIONS

The following material change to the procedures by which a certain security holder may recommend a nominee and appoint such nominee to the Board of Directors occurred during the last fiscal quarter ended January 31, 2005: pursuant to the terms and conditions of the Termination Agreement, Elan no longer has a right to appoint a member of the Company's Board of Directors. This right had been granted to Elan in connection with the Joint Venture Agreement we entered into with Elan in January 2001 although Elan has not recently exercised this right.

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

DATE: March 16, 2005

GENEREX BIOTECHNOLOGY CORPORATION

By: /s/ Rose C. Perri                           By: /s/ Anna Gluskin
    ---------------------------                     ----------------------------
    Principal Financial Officer                     Chief Executive Officer