Form 10-Q
period 2005-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2005-06-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 2054

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒] Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 39,790,346 as of June 14, 2005.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX
PART I: FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements - unaudited	3

	Consolidated Balance Sheets -	3
	April 30, 2005 and July 31, 2004

	Consolidated Statements of Operations -- for the three and nine month	4
	periods ended April 30, 2005 and 2004, and cumulative from
	November 2, 1995 to April 30, 2005

	Consolidated Statements of Cash Flows -- For the nine month	5
	periods ended April 30, 2005 and 2004, and cumulative from
	November 2, 1995 to April 30, 2005

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial	19
	Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures	40
	About Market Risk

Item 4.	Controls and Procedures	40

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	44

Item 5.	Other Information	46

Item 6.	Exhibits	47

Signatures		54

Item 1. Consolidated Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$435,874	$4,950,419
Restricted cash	226,179	206,421
Other current assets	154,089	870,934
Deferred debt issuance costs	233,982	--
Total Current Assets	1,050,124	6,027,774

Property and Equipment, Net	4,049,701	4,291,622
Assets Held for Investment, Net	2,323,618	2,250,506
Patents, Net	5,580,725	5,696,905
Deposits	--	395,889
Due From Related Party	369,026	349,294

TOTAL ASSETS	$13,373,194	$19,011,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,725,969	$1,947,399
Short-term advance	325,179	--
Current maturities of long-term debt	1,870,811	1,366,122
Convertible Debentures, Net of Debt Discount of $1,993,735 and
$-0- at April 30, 2005 and July 31, 2004, respectively	1,539,688	--
Total Current Liabilities	6,461,647	3,313,521

Long-Term Debt, Less Current Maturities	948,982	858,661

Commitments and Contingencies

Series A, Preferred stock, $.001 par value; authorized
1,000,000 shares, stated at redemption value, -0- and 1,191
shares issued and outstanding at April 30, 2005 and
July 31, 2004	--	14,310,057

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
April 30, 2005 and July 31, 2004	1	1
Common stock, $.001 par value; authorized 150,000,000 shares at April 30, 2005 and July 31, 2004, 37,831,446 and
34,262,448 shares issued and outstanding at
April 30, 2005 and July 31, 2004, respectively	37,833	34,264
Additional paid-in capital	119,598,392	97,110,291
Notes receivable - common stock	--	(384,803)
Deficit accumulated during the development stage	(114,179,253)	(96,526,373)
Accumulated other comprehensive income	505,592	296,371
Total Stockholders’ Equity	5,962,565	529,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,373,194	$19,011,990

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	April 30,		April 30,		to April 30,
	2005	2004	2005	2004	2005

Revenues	$43,750	$235,129	$263,250	$420,693	$1,890,434

Operating Expenses:
Research and development	1,009,799	2,393,167	6,586,764	5,378,284	53,754,478
Research and development - related party	--	--	--	--	220,218
General and administrative	2,358,472	2,750,055	9,231,266	8,487,814	63,482,578
General and administrative - related party	--	--	--	--	314,328
Total Operating Expenses	3,368,271	5,143,222	15,818,030	13,866,098	117,771,602

Operating Loss	(3,324,521)	(4,908,093)	(15,554,780)	(13,445,405)	(115,881,168)

Other Income (Expense):
Miscellaneous income (expense)	--	102	--	(3,760)	125,348
Income from Rental Operations, net	28,503	31,470	103,292	68,603	197,642
Interest income	3,015	13,906	21,791	190,519	3,393,403
Interest expense	(1,403,667)	(37,460)	(2,223,183)	(96,922)	(2,757,606)

Net Loss Before Undernoted	(4,696,670)	(4,900,075)	(17,652,880)	(13,286,965)	(114,922,381)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Loss	(4,696,670)	(4,900,075)	(17,652,880)	(13,286,965)	(111,884,196)

Preferred Stock Dividend	--	--	--	810,003	2,295,057

Net Loss Available to Common Shareholders	$(4,696,670)	$(4,900,075)	$(17,652,880)	$(14,096,968)	$(114,179,253)

Basic and Diluted Net Loss Per Common Share	$(.13)	$(.16)	$(.49)	$(.48)

Weighted Average Number of Shares of Common
Stock Outstanding	36,099,735	31,315,745	35,743,730	29,447,887

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months Ended		(Date of Inception)
	April 30,		April 30,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(17,652,880)	$(13,286,965)	$(111,884,196)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	827,459	754,037	3,304,691
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	391,103	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	--	9,134
Common stock issued for services rendered	1,093,528	1,356,599	4,748,340
Non-cash compensation expense	--	45,390	45,390
Stock options and warrants issued for services rendered	530,600	178,433	6,816,718
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	(138,000)	--	(138,000)
Amortization of deferred debt issuance costs	155,988	--	155,988
Amortization of discount on convertible debentures	1,849,976	--	1,849,976
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with short-term refinancing of long-term debt	105,293	--	105,293
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	--	--	43,812
Other current assets	821,442	(814,084)	(22,455)
Accounts payable and accrued expenses	2,843,052	403,794	5,462,300
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(9,172,439)	(11,362,796)	(87,856,090)

Cash Flows From Investing Activities:
Purchase of property and equipment	(62,099)	(395,468)	(4,291,080)
Costs incurred for patents	(169,573)	(251,820)	(1,471,130)
Change in restricted cash	(8,214)	(4,964)	(198,543)
Proceeds from maturity of short term investments	--	6,534,816	126,687,046
Purchases of short-term investments	--	(4,638,783)	(126,687,046)
Cash received in conjunction with merger	--	82,232	82,232
Advances to Antigen Express, Inc.	--	(32,000)	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	395,889	(360,084)	(477,194)
Change in notes receivable - common stock	(6,300)	(18,587)	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	149,703	915,342	(9,737,682)

Cash Flows From Financing Activities:
Proceeds from short-term advance	325,179	--	325,179
Proceeds from issuance of long-term debt	350,222	--	1,504,538
Repayment of long-term debt	(60,068)	(54,937)	(1,168,559)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	--	--	4,552,984
Proceeds from exercise of stock options	--	126,640	1,010,440
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Proceeds from issuance of convertible debentures, net	4,299,930	--	4,299,930
Repayments of convertible debentures	(416,513)	--	(416,513)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	4,195,988	73,283,715
Purchase and retirement of common stock	--	--	(119,066)
Net Cash Provided by Financing Activities	4,498,750	4,267,691	97,996,505

Effect of Exchange Rates on Cash	9,441	18,724	33,141

Net Increase (Decrease) in Cash and Cash Equivalents	(4,514,545)	(6,161,039)	435,874

Cash and Cash Equivalents, Beginning of Period	4,950,419	12,356,578	--

Cash and Cash Equivalents, End of Period	$435,874	$6,195,539	$435,874

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three and nine months may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2005, in the Company’s opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2005 of approximately $114 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company is in the development stage and has realized minimal revenues to date. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings, debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

2.	Effects of Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the first interim reporting period that begins after June 15, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Effects of Recent Accounting Pronouncements (Continued)

SFAS 123R permits public companies to choose between the following two adoption methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date, or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in stock based compensation section of Note 4 below. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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
The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 (“APB 25”), "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the three months ended April 30, 2005 and 2004, the Company (recaptured)/recognized $-0- and $(30,000) of compensation expense in connection with these options. During the nine months ended April 30, 2005 and 2004, the Company recaptured/recognized $-0- and $45,390, of compensation expense in connection with these options, respectively.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS 123.

	Three Months Ended		Nine Months Ended
	April 31,		April 30,
	2005	2004	2005	2004

Net Loss Available to Common
Stockholders, as Reported	$(4,696,670)	$(4,900,075)	$(17,652,880)	$(14,096,968)

Add: Total Stock-Based Employee
Compensation Included in Reported
Net Loss	--	30,000	--	(45,390)

Deduct: Total Stock-Based Employee
Compensation Income Determined
Under Fair Value Based Method,
Net of Related Tax Effect	567,500	508,500	1,998,140	1,867,720

Pro Forma Net Loss Available
to Common Stockholders	$(5,264,170)	$(5,438,575)	$(19,651,020)	$(15,919,298)

Loss Per Share:
Basic and diluted, as reported	$(0.13)	$(0.16)	$(0.49)	$(0.48)
Basic and diluted, pro forma	$(0.15)	$(0.17)	$(0.55)	$(0.54)

4.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2005 and 2004, was $4,740,742 and $5,036,597, respectively, and for the nine months ended April 30, 2005 and 2004, was $17,443,659 and $13,179,362, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30,	July 31,
	2005	2004

Accounts Payable	$1,684,676	$1,122,928
Accounting and Auditing	352,077	44,775
Accrued Legal Fees and Settlement	430,906	368,244
Termination Agreements and Severance Pay	258,310	411,452
Total	$2,725,969	$1,947,399

6.	Convertible Debentures
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

During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. As of April 30, 2004, $155,988 has been amortized as expense and the remaining $233,982 is included in deferred debt issuance costs.

The holders of the convertible debentures also received warrants to purchase 4,878,048 of common stock at $0.91 per share. The relative fair value assignment of the fair value of the warrants, as determined by the Black Scholes pricing model (using the same assumptions as above), to the debt’s total proceeds resulted in a debt discount of $1,722,222 and a beneficial conversion feature of $1,722,222 which has been allocated to additional paid in capital. These resulting debt discounts, totaling $3,444,444, are being amortized using the effective yield method over the life of the debenture. As of April 30, 2005, $1,646,435 has been recorded as interest expense and the remaining $1,798,011 is included as a debt discount which is net with the balance of the convertible debenture.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)
On March 28, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $500,000. The note bears interest at 10 percent per annum and is due on May 15, 2005. The note is convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible debenture also received warrants to purchase 1,219,512 of common stock at $0.82 per share. The relative fair value assignment of the fair value of the warrants, as determined by the Black Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life, to the debt’s total proceeds resulted in a debt discount of $245,521 and a beneficial conversion feature of $86,984 which has been allocated to additional paid in capital. These resulting debt discounts, totaling $332,505 is being amortized using the effective yield method over the life of the debenture. As of April 30, 2005, $179,141 has been recorded as interest expense and the remaining $153,363 is included as a debt discount which is net with the balance of the convertible debenture.

On April 4, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $100,000. The note bears interest at 10 percent per annum and is due on May 15, 2005. The note is convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible debenture also received warrants to purchase 243,902 of common stock at $0.82 per share. The relative fair value assignment of the fair value of the warrants, as determined by the Black Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life, to the debt’s total proceeds resulted in a debt discount of $49,104 and a beneficial conversion feature of $17,397 which has been allocated to additional paid in capital. These resulting debt discounts, totaling $66,501 is being amortized using the effective yield method over the life of the debenture. As of April 30, 2005, $24,140 has been recorded as interest expense and the remaining $42,361 is included as a debt discount which is net with the balance of the convertible debenture.

7.	Long-term Debt
On March 31, 2005, the Company, entered into a loan transaction pursuant to which the Company borrowed approximately $183,000 ($230,000 CND). The net proceeds to GPI after fees and disbursements were approximately $159,000 ($200,800 CND).  The loan is secured by real property owned by the Company.  The loan bears interest at 13.5 percent per annum, requires monthly payments of interest only and is for a term of two years. The loan was refinanced in May 2005 (see Note 14).

On April 27, 2005, the Company entered into a loan transaction pursuant to which the Company borrowed approximately $346,000 ($435,000 CND).  The net proceeds to the Company after fees and disbursements were approximately $265,000 ($333,600 CND). The loan is secured by real property owned by the Company. The loan bears interest at 16.5 percent, has a term of one year and requires interest only payments for the first two months and interest plus $10,000 principal payments beginning the third month. The loan was refinanced in May 2005 (see Note 14).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

8.	Short-term Advance
On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,200 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the November convertible debenture agreements. The Company is obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum.

9.	Pending Litigation
On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against the Company under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of the Company’s common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary of the Company that was acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17 percent of Generex Pharmaceuticals’ common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals’ common stock applies to the Company’s common stock since outstanding shares of Generex Pharmaceuticals’ common stock were converted into shares of the Company’s common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition, and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Pending Litigation (Continued)
Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company’s common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the “New York Supreme Court”). On November 10, 1999, the Company moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands’ petition to confirm the award and denied the Company’s motion to vacate the award. The Company appealed and on January 23, 2001, the New York State Appellate Division, First Department (the “Appellate Division”), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against the Company. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of the Company’s common stock. The Appellate Division held that the portion of the award directing the Company to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring the Company to issue to Sands a warrant to purchase 1,530,020 shares of the Company’s common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the New York Supreme Court to modify and confirm the arbitration panel’s award while the Company filed a motion with the court to vacate the arbitration award. On February 25, 2002, the New York Supreme Court vacated the arbitration panel’s award. The Supreme Court concluded that the arbitration panel had “disregarded the plain meaning” of the directive given by the Appellate Division in the Appellate Division’s January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel’s award “lacks a rational basis”. The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands has appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. The Company filed a cross-appeal on issues relating to the disqualification of the arbitration panel.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Pending Litigation (Continued)
On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages.  A motion to confirm this award has been filed by Sands and was granted on February 1, 2005.  Sands has not sought leave to appeal the vacaturs of the prior panel’s warrant award to the New York Court of Appeals but advised the Company intentions of doing so.  As such, the award may be subject to further legal proceedings. Accordingly, the Company has accrued $150,000 and it is included in the balance sheet under the caption accounts payable and accrued expenses.

In February 1997, an individual alleging to be a former employee of Generex Pharmaceuticals, Inc., commenced an action in the Ontario Superior Court of Justice for wrongful dismissal. The Ontario Superior Court of Justice rendered judgment in favor of the plaintiff for approximately $127,000 plus interest in November 1999 and further awarded costs to the plaintiff in March 2000. An appeal of the judgment was filed with the Court of Appeal for Ontario in April 2000. The appeal was heard on February 26, 2003, and on February 28, 2003, the Court of Appeals dismissed the appeal with costs. Generex Pharmaceuticals, Inc., has sought leave to appeal the Courts of Appeal’s decision to the Supreme Court of Canada. The appeal was dismissed. The parties have signed Minutes of Settlement in April 2004, pursuant to which the Company is required to pay the plaintiff a total of $280,000 Canadian (approximately $230,000 US) in monthly installments. The installments consist of $20,000 CND on May 1, 2004, $20,000 CND on June 1, 2004, $50,000 CND on July 1, 2004 and 7 monthly payments of $27,142.86 CND each from August 1, 2004 to February 1, 2005.

In February 2001, a former business associate of the former Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. (“CBI”) for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company’s motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company has opposed the application which is now pending before the Court. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Pending Litigation (Continued)
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

The Company is involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, the Company does not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on the Company’s financial position, operations or cash flows.

With respect to all litigation, as additional information concerning the estimates used by the Company becomes known, the Company reassesses its position both with respect to accrued liabilities and other potential exposures.

10.	Net Loss Per Share
Basic EPS and Diluted EPS for the three and nine months ended April 30, 2005 and 2004 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 26,485,026 and 14,478,070 incremental shares at April 30, 2005 and 2004, respectively, have been excluded from the computation of Diluted EPS as they are antidilutive.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	April 30,
	2005	2004

Cash paid during the period for:
Interest	$260,973	$97,701
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:

Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$89,900	$--
Sale of Series A Preferred Stock and mandatorily converted
to common shares	$14,310,057	$--
Value of warrants and beneficial conversion feature issued
in conjunction with issuance of convertible debentures	$3,843,450	$--
Satisfaction of accounts payable through the issuance of
common stock	$779,760	$--
Principal repayment of convertible debentures through the
issuance of common stock	$506,824	$--
Issuance of common stock in conjunction with convertible
debenture conversion	$143,500	$--
Issuance of below market stock options in satisfaction of
accounts payable and accrued expenses	$1,332,052	$--
Increase in receivable included in other current assets in
connection with short-term refinancing of long-term debt	$79,480	$--
Issuance of Series A Preferred Stock as a preferred stock
dividend	$--	$810,003
Application of deposit to advances to Antigen Express, Inc.	$--	$25,000
Acquisition of Antigen Express, Inc through the issuance
of common stock and the assumption of stock options	$--	$4,797,409
Retirement of treasury stock	$--	$1,610,026

12.	Transactions with Related Party
The Company’s change in “Due from Related Party” for the nine months ended April 30, 2005 represents only the effect of change in exchange rate for the nine months ended versus that in effect at July 31, 2004.

13.	Stockholders’ Equity
In August 2004, the Company issued 620,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $675,800 based on the quoted market price of the Company stock on the date of issuance.

In August 2004, the Company issued 500,000 warrants in exchange for services rendered. The warrants were fully vested on date of issuance and exercisable at $1.09 each for the purchase of one share of the Company’s common stock. The warrants, which were valued using the Black Scholes pricing model, resulted in charges to the statement of operations of $415,000.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Stockholders’ Equity (Continued)
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

In December 2004, the holder of the Series A Preferred Stock sold its holdings to a third party. In conjunction with sale, all of the Company’s outstanding Series A Preferred Stock was automatically converted to common stock. As a result, the buyer received 534,085 shares of common stock and the Company no longer has any outstanding shares of Series A Preferred Stock.

In December 2004, the Company issued convertible debentures. In conjunction with the issuance of the debentures, the Company issued 4,878,048 warrants with the debentures and 145,000 warrants for financial services rendered. The warrants were fully vested on date of issuance and exercisable at $0.91 each for the purchase of one share of the Company’s common stock (see Note 6).

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

In February 2005, the Company issued 250,910 shares of common stock in satisfaction of its required monthly repayment of convertible debentures valued at $181,513.

In February 2005, the Company issued 68,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $46,420 based on the quoted market price of the Company stock on the date of issuance.

In March 2005, the Company issued 265,228 shares of common stock in satisfaction of its required monthly repayment of convertible debentures valued at $162,462.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Stockholders’ Equity (Continued)
In March and April 2005, the Company issued convertible debentures. In conjunction with the issuance of the debentures, the Company issued 1,463,414 warrants with the debentures. The warrants were fully vested on date of issuance and exercisable at $0.82 each for the purchase of one share of the Company’s common stock (see Note 6).

In April 2005, the Company issued 314,732 shares of common stock in satisfaction of its required monthly repayment of convertible debentures valued at $162,849.

In April 2005, the Company issued 8,800 shares of common stock to employees as compensation, which resulted in charges to the statement of operations of $4,928 based on the quoted market price of the Company stock on the date of issuance.

In April 2005, the Company issued 100,000 warrants in exchange for services rendered. The warrants were fully vested on date of issuance and exercisable at $0.82 each for the purchase of one share of the Company’s common stock. The warrants, which were valued using the Black Scholes pricing model, resulted in charges to the statement of operations of $40,000.

In April 2005, the Company issued 175,316 shares of common stock resulting from the conversion of $143,500 of convertible debenture principal.

In April 2005, the Company issued 350,000 shares of common stock to consultants for services rendered, which resulted in charges to the statement of operations of $287,000 based on the quoted market price of the Company stock on the date of issuance.

In April 2005, the Company issued 950,927 shares of common stock to various vendors for the satisfaction of $779,760 of accounts payable and accrued liabilities. The shares were valued at $0.82 per share.

In April 2005, the Company granted a total of 2,239,610 options to executives and directors of the Company to purchase shares of common stock with an exercise price of $0.001 in satisfaction of accrued wages, bonuses and fees in the amount of $1,332,052. The options were issued below the quoted market price on the date of issuance of $0.56 and $0.61.

14.	Subsequent Events
On May 19, 2005, the March and April loans were consolidated and restructured. Pursuant to the revised arrangement, the Company repaid an aggregate of approximately $211,000 ($265,000 CND) leaving a principal of approximately $318,000 ($400,000 CND).  In conjunction with this transaction, the Company paid an aggregate of approximately $28,600 ($35,978 CND) in fees and disbursements.  The loan is secured by real property owned by the Company.  The loan bears interest at 16.5 percent per annum, requires payments of approximately $7,900 ($10,000 CND) in principal plus monthly interest, and has a term of 1 year.

On May 19, 2005, GPI entered into two additional mortgage loan transactions pursuant to which the Company borrowed an aggregate of approximately $644,000 ($810,000 CND). The net proceeds to the Company were approximately $377,000 ($474,369 CND).  The loan is secured by real property owned by the Company.  Both loans are for a term of 1 year with an annual interest rate of 4.924% as to $246,388 loan and 4.913% as to $397,400 loan calculated semi-annually. The loan requires monthly payments of principal and interest.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

14.	Subsequent Events (Continued)
On June 7, 2005, the Company extended the maturity date of convertible debentures issued in March and April (see Note 6) from May 15, 2005 to July 22, 2005.  As consideration for the extensions, the Company issued warrants to the holders of the convertible debentures to purchase an aggregate of 1,463,414 shares of the Company's common stock at $0.82 per share.  The warrants were fully vested on date of issuance and will expire on June 7, 2010.

In May 2005, the Company issued an aggregate of 1,165,437 shares of common stock resulting from the conversion of $954,000 of convertible debenture principal and $1,658 of accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

We have made statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2005 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this quarterly report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
•	our expectations of when different phases of clinical activity may commence; and
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
•	the inherent uncertainties associated with clinical trials of product candidates; and
•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates; and
•	the inherent uncertainties associated with commercialization of products that have received regulatory approval.

Additional factors that could affect future results are set forth below under the caption “Risk Factors.” We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

All injection therapies involve varying degrees of discomfort and inconvenience. With chronic and sub-chronic diseases, the discomfort and inconvenience associated with injection therapies frequently results in less than optimal patient acceptance of, and compliance with, the prescribed treatment plan. Poor acceptance and compliance can lead to medical complications and higher disease management costs. Also, elderly, infirm and pediatric patients with chronic or sub-chronic conditions may not be able to self-inject their medications. In such cases, assistance is required which increases both the cost and inconvenience of the therapy.

Our goal is to develop proprietary formulations of large molecule drugs that can be administered through the buccal mucosa, primarily the inner cheek walls, thereby eliminating or reducing the need for injections. We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs, and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, but to date have focused our development efforts on a buccal insulin product.

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 800 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 upfront payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retained all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three-year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

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

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock could not transfer the shares of common stock issuable upon conversion thereof and we would have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date. On or around December 15, 2004, EPIL III conducted the auction and received an offer to buy the shares of Series A Preferred Stock. On or around December 31, 2004, EPIL III sold the shares of Series A Preferred Stock, and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Market Place Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

In August 2003, we acquired Antigen Express, Inc. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. The immunomedicine products are in the pre-clinical stage of development, and trials in human patients are not expected for at least six months. Development efforts are underway in melanoma, breast cancer, prostate cancer, HIV, influenza virus, smallpox, SARS and Type I diabetes mellitus. We are establishing collaborations with clinical investigators at academic centers to advance the technology, with the ultimate goal of conducting human clinical testing.

We do not expect to receive any revenues from product sales in the current fiscal year. However, we have received and we expect to continue to receive some revenue from research grants for Antigen's immunomedicine products. During the three-month period ended April 30, 2005, we received a total of $43,750 in such research grants, $263,250 during the nine-month period ended April 30, 2005, and we received a total of $890,434 in such research grants. We do not expect the research grants to fully fund Antigen's expenses. We expect to satisfy all of our cash needs during the current year from capital raised through equity financings.

We are a development stage company, and from inception through the end of fiscal quarter April 30, 2005 had not received any revenues from operations other than the up-front payment from Lilly. We have begun the regulatory approval process for only three products, our oral insulin formulation, morphine and fentanyl. We have only one product, our oral insulin formulation, that has been approved for commercial marketing and sale by drug regulatory authorities, and that approval was obtained in Ecuador in early May 2005. We believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

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

Our insulin product, Oral-lyn™, was approved for commercial sale by drug regulatory authorities in Ecuador in early May 2005. It is our intention that our South American joint venture partner, PharmaBrand S.A., will handle the commercial launch of Oral-lyn™ in Ecuador, subject to obtaining financing needed for launch and a suitable production facility. We will require substantial amounts in additional funding to successfully launch Oral-lyn™ on a commercial basis in Ecuador.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or buccal morphine products. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. In the first nine months of fiscal 2005, approximately 85% of our $6,586,764 in research expenses was attributable to insulin and platform technology development, and approximately 1% was attributable to morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the same period of fiscal 2004, approximately 90% of our $5,378,284 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 14% or $936,223 of our research and development expenses for the nine-month period ended April 30, 2005 were related to Antigen's immunomedicine products compared to approximately 10% or $547,370 for the same period ended April 30, 2004. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues. However, we can predict that we do not expect to begin clinical trials during the current fiscal year.

Developments in Fiscal Quarter ended April 30, 2005

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

The Company entered into a Promissory Note and Agreement with Cranshire Capital, L.P. ("Cranshire") on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron Master Trust ("Omicron") on April 6, 2005 pursuant to which Cranshire and Omicron loaned the Company the principal amount of $500,000 and $100,000, respectively. As additional consideration for the loans from Cranshire and Omicron, the Company issued on April 28, 2005 a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of the Company's common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of the Company's common stock, both of which will expire on April 27, 2010. The terms and conditions of the loans from Cranshire and Omicron, as well as the rights of Cranshire and Omicron under the warrants, are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 30, 2005, the Company entered into an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, ("Eckert Seamans"), pursuant to which Eckert Seamans advanced the Company funds in the amount of $325,179.48 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Company’s 6% Secured Convertible Debentures. The terms and conditions of the Assistance Agreement with Eckert Seamans, as well as the Company’s obligations with respect to the 6% Secured Convertible Debentures, are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 31, 2005 Generex Pharmaceuticals Inc. (“GPI”), a wholly-owned subsidiary of the Company, entered into a mortgage loan transaction pursuant to which GPI borrowed approximately $183,804 ($230,000 CND) (the “March Loan”). The net proceeds to GPI after fees and disbursements were approximately $159,596 ($200,800 CND). The March Loan was secured by, inter alia, a charge registered against real property owned by GPI. The loan was for a term of two years with an annual interest rate of 13.5 % calculated monthly.
On April 12, 2005, the Company issued 175,316 shares of common stock resulting from the conversion of $143,500 of convertible debenture principal.

On April 27, 2005 GPI entered into a mortgage loan transaction pursuant to which GPI borrowed approximately $345,738 ($435,000 CND) (the “April Loan”). The net proceeds to GPI after fees and disbursements were approximately $265,145 ($333,600 CND). The April Loan was secured by, inter alia, charges registered against real property owned by GPI. The loan was for a term of one year with an annual interest rate of 16.5 % calculated monthly.

Developments Subsequent to Fiscal Quarter Ended April 30, 2005.

In May 2005, the Company issued an aggregate of 1,165,437 shares of common stock resulting from the conversion of $954,000 of convertible debenture principal and $1,658 of accrued interest.

On May 3, 2005, the Company announced that Oral-lyn™, its proprietary oral insulin spray formulation, was approved for commercial marketing and sale by the Ecuadorian Ministry of Public Health for the treatment of both Type-1 and Type-2 diabetes. Oral-lyn™ is delivered via the Company's proprietary RapidMist™ device into the human mouth where it is absorbed with no lung deposition. The Company expects that its South American joint venture partner, PharmaBrand S.A., will handle the commercial launch of Oral-lyn™ in Ecuador, subject to obtaining financing needed for launch and a suitable production facility. The Company is continuing its efforts to secure the participation of a multi-national pharmaceutical co-marketing partner for the balance of South America.

On May 19, 2005, the March Loan and the April Loan were consolidated and restructured (the “Consolidated Loan”). Pursuant to the revised arrangement, GPI repaid an aggregate of approximately $210,622 ($265,000 CND) (the “Consolidated Loan Repayment”) in respect of the March Loan and the April Loan, leaving a Consolidated Loan principal of approximately $317,920 ($400,000 CND). GPI paid an aggregate of approximately $28,595 in fees and disbursements in connection with the Consolidated Loan. The Consolidated Loan is secured by, inter alia, charges against real property owned by GPI. The loan was for a term of 1 year with an annual interest rate of 16.5 % calculated monthly.

On May 19, 2005, GPI entered into two additional mortgage loan transactions pursuant to which GPI borrowed an aggregate of approximately $643,788 ($810,000 CND) (together, the “May Loans”). The net proceeds to GPI after fees and disbursements (including fees and disbursements in connection with the Consolidated Loan) and the Consolidated Loan Repayment were approximately $377,029 ($474,369 CND). The May Loans are secured by, inter alia, charges registered against real property owned by GPI. Both loans are for a term of one year with an annual interest rate of 4.924% as to the $246388 loan and 4.913% as to the $397,400 loan calculated semi-annually.

On May 25, 2005, the Company received notice from the Staff of The Nasdaq Stock Market informing the Company that, during the 180 calendar day period ending May 23, 2005, the Company had not regained compliance with Marketplace Rule 4310(c)(4), which requires the Company to have a minimum bid price per share of at least $1.00 for 30 consecutive business days; however, the Staff noted that on May 23, 2005, the Company met all initial inclusion criteria for the SmallCap Market set forth in Marketplace Rule 4310(c), except for bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), the Company has an additional 180 calendar days, or until November 21, 2005, to regain compliance with Rule 4310(c)(4). If, at any time before November 21, 2005, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Company will regain compliance with the Rule.

In the event that the Company cannot demonstrate compliance with Marketplace Rule 4310(c)(4) by November 21, 2005 and is not eligible for an additional compliance period, the Staff will notify the Company that its securities will be delisted, at which time the Company may appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, the Company’s common stock will continue to trade on the SmallCap Market.

The Company first received notice from the Staff of the Company’s noncompliance with Rule 4310(c)(4) on November 24, 2004 and was granted an initial 180 calendar day period, or until May 23, 2005, to regain compliance.

On June 7, 2005, Cranshire agreed to extend the interest payment date and the maturity date under the March 28, 2005 Promissory Note and Agreement with the Company from May 15, 2005 to July 22, 2005. On June 7, 2005, Omicron agreed to an identical extension of the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with the Company. As consideration for the extensions from Cranshire and Omicron, the Company contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of the Company's common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of the Company's common stock, both of which will expire on June 7, 2010. The rights of Cranshire and Omicron under the June 7, 2005 warrants are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Restatement

Subsequent to the issuance of the Company’s financial statements for the year ended July 31, 2001, management determined that its Series A Preferred Stock should be reclassified from stockholders' equity to mezzanine equity on our balance sheet, in accordance with Emerging Issues Task Force Topic D-98, "Classification and Measurement of Redeemable Securities," because the redemption feature of the Series A Preferred Stock was beyond our control. This restatement did not affect net loss for the year ended July 31, 2001, nor did it affect total assets. The Series A Preferred stock should have been included outside the statement of stockholders' equity from the date of its issuance in January 2001. The Series A Preferred Stock has been converted into shares of our common stock. Accordingly, the Series A Preferred Stock has been removed as mezzanine equity from our balance sheet and the common stock has been classified as stockholders' equity.

Results of Operations - Three and nine months ended April 30, 2005 and 2004

We have been in the development stage since inception and have not generated any operating revenues to date, other than $1,000,000 in revenues received in connection with the Development and License Agreement with Lilly in the quarter ended October 31, 2000. To date, we have received a total of $890,434 in research grants of which $263,250 was received during the nine months ended April 30, 2005.

Our net loss for the quarter ended April 30, 2005 was $4,696,670 versus $4,900,075 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is due to a decrease of $1,383,368 in research and development expenses and a decrease of $391,583 in general and administrative expenses. The increase in interest expense of $1,366,207 reflects additional interest paid in connection with the Debentures issued on November 12, 2004 and has lessened the impact of the decrease of operating expenses onto net loss for the quarter.

The decrease in general and administrative expenses in the quarter ended April 30, 2005, compared to the quarter ended April 30, 2004, was the result of decreased legal, advertising and travel expenses. The decrease in general and administrative expenses was partially offset by increased executive compensation, mortgage financing costs and an increase in financial and consulting services incurred this year that were paid by the issuance of common stock.

The decrease in research and development expenses in the three-month period ending April 30, 2005 compared to the corresponding period of the prior fiscal year reflects reduced level of research and development activities of our oral insulin project, offset by additional research and development activities by Antigen and increased activities of regulatory consultants.

Our net loss for the nine months ended April 30, 2005 increased to $17,652,880 versus $13,286,965 for the corresponding period of the prior fiscal year. The increase in net loss was due primarily to an increase in operating expenses of $2,109,375 and additional interest expense related to convertible debentures of $2,126,261. The increase in operating expenses was due to research and development expenses of $6,586,764, versus $5,378,284 for the corresponding period of the prior fiscal year and general and administrative expenses of $9,231,266, versus $8,487,814 for the corresponding period of the prior fiscal year. The increase in operating expenses was related to the activities of Antigen, bulk insulin purchases, increased activities of regulatory consultants and higher clinical activity compared to the first nine months of 2004. The increase also reflects severance paid to an employee and executive compensation increase, increase in financing and consulting costs and write-off of the notes receivable.

Inflation and changing prices have not had a significant effect on continuing operations and are not expected to have a material effect in the foreseeable future.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At April 30, 2005, we had cash and short-term investments (primarily notes of United States corporations) of approximately $435,874. At July 31, 2004, our cash and short term investments were approximately $5 million. The decrease was attributable to the use of cash for ongoing operations. At April 30, 2005, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next three months based on the pace of our planned development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

The Company issued 6% Secured Convertible Debentures (the “Debentures”) and related warrants on November 12, 2004 in connection with a private placement for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on February 1, 2005. Interest on the principal amount outstanding will accrue at a rate of six percent per annum. The Company may pay principal and accrued interest in cash or, at its option, in shares of common stock. If the Company elects to pay principal and interest in shares of its common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of the Company’s common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten trading day volume weighted average price for the common stock for the ten trading day period immediately preceding the date definitive agreements for purchase of the Debentures were signed. The warrants are initially exercisable into the same number of shares of the common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to an anti-dilution adjustment upon the issuance by the Company of securities at a price per share less than the then conversion price or exercise price, as applicable.

In connection with the issuance of the Debentures, the Company granted an Additional Investment Right to holders of the Debentures. Pursuant to the terms of each Additional Investment Right, each holder has the right at any time prior to January 24, 2006, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such holder at the closing of the private placement. The Company also issued to a placement agent a warrant exercisable into approximately 145,000 shares of common stock at the same exercise price as the warrants issued to the holders of the Debentures.

The aggregate number of shares of common stock issuable pursuant to the November 2004 private placement of Debentures and related warrants exceeded 19.99% of the outstanding shares of the Company’s common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the holders of the Debentures, whereby such insiders agreed to vote at the next meeting of the Company’s stockholders all shares of common stock held by them in favor of authorizing the issuance of an amount of shares of common stock in excess of 19.99% of the outstanding common stock prior to consummating the private placement. The issuance of such shares was approved by the Company’s stockholders at the Annual Meeting of Stockholders held on April 5, 2005 as described below in Part II - Item 4. Submission of Matters to a Vote of Security Holders.

The Company entered into a Promissory Note and Agreement with Cranshire Capital, L.P. ("Cranshire") on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron Master Trust ("Omicron") on April 6, 2005 pursuant to which Cranshire and Omicron loaned the Company the principal amount of $500,000 and $100,000, respectively (the "Notes"). The outstanding principal balance under the Notes and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the Notes as described below. The Notes are subordinate to the obligations of the Company under the Debentures. The Company was obligated to use a portion of the proceeds received from Cranshire to pay two of the holders (not including Cranshire or Omicron) of the Debentures the full amount of the March 1, 2005 monthly amortization payments due under the Debentures.

On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, the Company issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of the Company's common stock and issued Omicron a warrant to purchase an aggregate of 243,902 shares of the Company's common stock, both of which will expire on April 27, 2010 (the "Warrants"). At the holders’ option, the outstanding principal balance under the Notes, together with any accrued but unpaid interest thereon, and the Warrants are convertible or exercisable into shares of common stock at the conversion/exercise price of $0.82 per share. Cranshire and Omicron have agreed that they will neither convert the Notes nor exercise the Warrants if such conversion or exercise would cause Cranshire and Omicron, together with their respective affiliates, to beneficially own more than 9.99% of the shares of common stock then outstanding. The Company has agreed to register the shares of common stock issued upon conversion of the Notes and exercise of the Warrants for resale in the next registration statement on which such shares may be registered that the Company files with the Securities and Exchange Commission (the "SEC").

Cranshire's and Omicron’s right to convert the Notes is subject to certain participation rights of Iroquois Capital, L.P. and Smithfield Fiduciary, LLC, which, together with Cranshire and Omicron, are the holders of the Debentures issued pursuant to a Securities Purchase Agreement, which closed on November 15, 2004 (the "Securities Purchase Agreement"). The Securities Purchase Agreement is discussed in and filed as an exhibit to the Company's Current Report on Form 8-K, filed November 12, 2004. The participation rights granted to the holders of the Debentures under the Securities Purchase Agreement provide that, upon any financing by the Company or any of its subsidiaries of common stock or debt or securities convertible or exercisable into common stock, each such holder will have the right to purchase up to 100% of such financing. To the Company’s knowledge, none of the other holders of Debentures have elected to exercise their participation rights with respect to the Notes.

The Company did not pay the outstanding principal balance originally due on May 15, 2005 under the Notes. Interest on the outstanding principal balance under the Notes began accruing before the maturity date at the rate of 10% per annum. On June 7, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date of each of the Notes from May 15, 2005 to July 22, 2005. In consideration for the foregoing extension, the Company contemporaneously issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of the Company's common stock and issued Omicron a warrant to purchase an aggregate of 243,902 shares of the Company's common stock, both of which will expire on June 7, 2010 (the "Amendment Warrants"). At the holder’s option, each Amendment Warrant will be exercisable into shares of the Company’s common stock at the exercise price of $0.82 per share. Each of Cranshire and Omicron has agreed that it will not exercise its Amendment Warrant if such exercise would cause it, together with its affiliates, to beneficially own more than 9.99% of the shares of the Company’s common stock then outstanding. The Company has agreed to register the shares of common stock issuable upon exercise of the Amendment Warrants for resale in the next registration statement on which such shares may be registered that the Company files with the SEC.

On March 30, 2005, the Company also entered into an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, ("Eckert Seamans"), pursuant to which Eckert Seamans advanced the Company funds in the amount of $325,179.48 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures (the "Assistance Agreement"). The Company has agreed to repay such advance without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. If the Company fails to pay any installment when due, all amounts owed to Eckert Seamans will be payable on demand, and interest on such unpaid amounts will accrue at the rate of 8% per annum. In connection with this transaction, the Company executed a release in favor of Eckert Seamans. Eckert Seamans has represented the Company in various transactions and matters since 1998 and represented the Company with respect to the Securities Purchase Agreement and certain other transactions relating to the Debentures but did not represent the Company with respect to the Assistance Agreement or the release executed in connection therewith.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that is material to investors, and the Company does not have any non-consolidated special purpose entities.

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	6,353,216	5,404,234	948,982	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	85,924	39,455	36,308	10,161	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$6,439,140	$5,443,689	$985,290	$10,161	$0

Related Party Transactions

On May 3, 2001, we advanced $334,300 to each of three senior officers, who are also our stockholders, in exchange for promissory notes. These notes bore interest at 8.5% per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these officers and secured by a pledge of 2,500,000 shares of our common stock owned by this related company. On June 3, 2002, our Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Pursuant to a decision made by the Compensation Committee as of August 30, 2002, these loans were satisfied through the application of 592,716 shares of pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and Development - related party" and "General and Administrative - related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted for as though the payments were made directly to the officers, and not as a related party transaction. With the exception of our arrangement with our management company described below, we do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

On August 7, 2002, we purchased real estate with an aggregate purchase price of approximately $1.6 million from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of Anna Gluskin, our Chairman, President and Chief Executive Officer, received a commission from the proceeds of the sale to the seller in the amount of 3% of the purchase price, or $45,714. We believe that this is less than the aggregate commission which would have been payable if a commission had been negotiated with an unaffiliated broker on an arm's length basis.

We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2004 and 2003 we paid the management company approximately $40,180 and $33,237, respectively, in management fees.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective for the next fiscal year that begins after June 15, 2005.

 SFAS 123R permits public companies to choose between the following two adoption methods:

1.
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

2.
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is described in the stock-based compensation section of Note 3 in the Notes to Consolidated Financial Statements in Part I - Financial Information of this Quarterly Report on Form 10-Q. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

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

We are a development stage company with a limited history of operations, and do not expect ongoing revenues from operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $111,884,196 at April 30, 2005. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of our oral insulin formulation which was approved for commercial sale in Ecuador in early May 2005, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

We need additional capital

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development or market.

We will require funds in excess of our existing cash resources:

•	to proceed with the development of our buccal insulin product;
•	to develop other buccal and immunomedicine products;
•	to develop new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
•	to develop or acquire other technologies or other lines of business;
•	to establish and expand our manufacturing capabilities;
•	to finance general and administrative and research activities that are not related to specific products under development; and
•	to finance the research and development activities of our new subsidiary Antigen.

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

With the exception of Oral-lyn™, our proprietary oral insulin spray formulation which has been approved for commercial marketing and sale in Ecuador for the treatment of Type-1 and Type-2 diabetes, we have no products approved for commercial sale at the present time. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable.

While over 800 patients with diabetes have been dosed with our oral insulin formulation at approved facilities in seven countries, our insulin product has only recently been approved for marketing in Ecuador. Until we can manufacture, market and distribute our oral insulin product in Ecuador and can establish that it is a commercially viable product, we will not receive revenues from ongoing operations.

We will not receive revenues from operations until we receive regulatory approval to sell our products in one or more countries other than Ecuador. Many factors impact our ability to obtain approvals for commercially viable products.

Only one of our products has been approved for commercial sale by drug regulatory authorities, and that approval was obtained in Ecuador. We have begun the regulatory approval process for our oral insulin formulation, buccal morphine and fentanyl products in other countries. Our immunomedicine products are in the pre-clinical stage of development.

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. For these reasons, it is possible we will never receive approval for one or more product candidates in any country other than Ecuador.

Delays in obtaining United States or other foreign approvals for our products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted in any country other than Ecuador, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

Also because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third party patents, we believe that the patents that we own or have applied for do not infringe any such third party patents; however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend the Company in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

Risks Related to Marketing of Our Potential Products

We may not become, or stay, profitable even if our products are approved for sale.

Even if we obtain regulatory approval to market our oral insulin product or any other product candidate in another country other than Ecuador, many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

•	acceptance of the formulation or treatment by health care professionals and diabetic patients;
•	the availability, effectiveness and relative cost of alternative diabetes or immunomedicine treatments that may be developed by competitors; and
•	the availability of third-party (i.e., insurer and governmental agency) reimbursements.

We will not receive revenues from our oral insulin formulation in Ecuador or any of our other products that may receive regulatory approval until we can successfully manufacture~~,~~ market and distribute them in the relevant market.

We will have to depend upon others for marketing and distribution of our products, including Oral-lyn™ in Ecuador, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. We may not be able to enter into beneficial contracts, and we may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

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

Sales of our oral insulin formulation in Ecuador and our potential products in other markets depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third party payers will pay for the products. Even if third party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

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

Risks Related to the Market for Our Common Stock

Our common stock may be delisted from The Nasdaq SmallCap Market. ..

On June 5, 2003, our common stock was delisted from The Nasdaq National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on The Nasdaq SmallCap Market. The Nasdaq SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751. As a result, on November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Place Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On December 22, 2004, all outstanding shares of our Series A Convertible Preferred Stock were converted to common stock, resulting in the elimination of approximately $14,300,000 of mezzanine equity and an equal amount was added to additional paid-in capital attributable to the common stock, increasing stockholders' equity by that amount. Based on this, the delisting proceeding relating to failure to meet stockholders’ equity standards was terminated. Because we are still in the development stage, there is no guarantee that we will sustain compliance with this standard. In the event we cannot sustain compliance, our shares of common stock may be delisted from The Nasdaq SmallCap Market and begin trading on the over-the-counter bulletin board.

In addition, for continued listing on both The Nasdaq National Market and SmallCap Market, our stock price must be at least $1.00. Since October of 2004, our stock price traded below this minimum per share requirement for thirty (30) consecutive business days. As a result, on November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. We had 180 calendar days, or until May 23, 2005, subject to extension by The Nasdaq Stock Market under certain circumstances, to regain compliance with the Rule.

On May 25, 2005, we received notice from the Staff of The Nasdaq Stock Market informing us that, during the 180 calendar day period ending May 23, 2005, we had not regained compliance with Marketplace Rule 4310(c)(4); however, the Staff noted that on May 23, 2005, we met all initial inclusion criteria for the SmallCap Market set forth in Marketplace Rule 4310(c), except for bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have an additional 180 calendar days to regain compliance with Rule 4310(c)(4). Although we have until November 21, 2005 to regain compliance with the Rule, there is no guarantee that the bid price of our common stock will close at $1.00 per share or more for a minimum period of ten (10) consecutive business days, which is the minimum period of time The Nasdaq Stock Market requires to regain compliance.

In the event that we cannot demonstrate compliance with Marketplace Rule 4310(c)(4) by November 21, 2005 and is not eligible for an additional compliance period, the Staff will notify us that our stock will be delisted, at which time we may appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock will continue to trade on the SmallCap Market. If we are not successful in such an appeal, our stock will likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

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

The price of Our Common Stock may be volatile.

There may be wide fluctuations in the price of our common stock. These fluctuations may be caused by several factors including:

•	announcements of research activities and technology innovations or new products by us or our competitors;
•	changes in market valuation of companies in our industry generally;
•	variations in operating results;
•	changes in governmental regulations;
•	developments in patent and other proprietary rights;
•	public concern as to the safety of drugs or treatments developed by us or others;
•	results of clinical trials of our products or our competitors' products; and
•	regulatory action or inaction on our products or our competitors' products.

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

At the present time, we maintain our cash in short-term government or government guaranteed instruments, short-term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in U.S. dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short-term operating needs in Canada. At the present time, with the exception of professional fees and costs associated with the conduct of clinical trials in the United States and Europe, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between U.S. and Canadian currencies.

As of April 30, 2005, we have fixed rate debt totaling $2,819,793. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$784,194	5.8%
$317,920	8.5%
$598,372	9.7%
$193,365	10%
$397,400	11.5%
$182,804	13.5%
$345,738	16.5%
2,819,793	Total

These debt instruments mature from July 2005 through August 2006. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In February 2005, a consultant filed a Statement of Claim in the Ontario Superior Court of Justice, File No., 05-CV-284560 PD1 seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. The Company is of the view that it has no liability in this matter and intends to defend this action vigorously. Due to the early stage of this action, the Company is not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(i) On March 28, 2005, the Company entered into a convertible promissory note in the principal amount of $500,000. On April 28, 2005, in connection therewith, the Company issued a warrant to purchase an aggregate of 1,219,512 shares of the Company's common stock. See the discussion of this transaction in this Quarterly Report on Form 10-Q above under Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources. A description of this transaction is contained in the Company’s Current Report on Form 8-K, filed with the SEC on April 1, 2005.

(ii) On April 5, 2005, the Company’s Board of Directors directed that the payment of all unpaid director fees due and owing to John P. Barratt and Brian T. McGee as of the close of business on April 4, 2005 be satisfied by the issuance under the Amended Generex Biotechnology Corporation 2001 Stock Option Plan (the “Plan”) of stock options to purchase shares of common stock at the exercise price of $0.001 per share. The number of shares awarded was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share). Accordingly, Messrs. Barratt and McGee each received options to purchase 35,714 shares of common stock in respect of such unpaid director fees. All of the options became exercisable immediately upon grant and expire on April 4, 2010. The option agreements relating to the foregoing option issuances to Messrs. Barratt and McGee are attached as Exhibits 10.6 and 10.7 to this Quarterly Report on Form 10-Q. In the event that the issuance of stock options to Messrs. Barratt and McGee in payment of unpaid director fees is deemed to be a “sale” as that term is defined under Section 2(a)(3) of the Securities Act of 1933, as amended (the “Securities Act”), each such “sale” is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Messrs. Barratt and McGee, as directors of the Company, are “accredited investors” as that term is defined in Rule 501(a) of Regulation D. The sale, if any, of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

(iii) As previously reported on the Company’s Current Report on Form 8-K filed with the SEC on April 11, 2005, the Company’s Board of Directors, on April 5, 2005, increased the annual base salaries of certain executive officers effective as of August 1, 2004. Anna E. Gluskin’s annual base salary was increased from $350,000 to $425,000; Rose C. Perri’s annual base salary was increased from $295,000 to $325,000; and Mark A. Fletcher’s annual base salary was increased from $130,000 to $250,000. The Board of Directors directed that the payment of any and all unpaid salary amounts to Ms. Gluskin, Ms. Perri and Mr. Fletcher as of April 4, 2005, including all unpaid amounts arising from such retroactive increases and any and all salary amounts foregone by Ms. Gluskin and Ms. Perri, be satisfied by the issuance under the Plan of stock options to purchase shares of common stock at the exercise price of $0.001 per share. The number of shares awarded was calculated using the closing price of the common stock on the NASDAQ SmallCap Market on April 4, 2005 ($0.56 per share). Accordingly, Ms. Gluskin, Ms. Perri and Mr. Fletcher received options to purchase 301,032, 166,916 and 142,857 shares of common stock, respectively, in respect of such retroactive salary adjustments calculated for the period from August 1, 2004 to March 31, 2005 and foregone salary accrued through March 31, 2005. All of the options became exercisable immediately upon grant and expire on April 4, 2010. The option agreements relating to the foregoing option grants to Mr. Fletcher, Ms. Gluskin and Ms. Perri are attached as Exhibits 10.12, 10.13 and 10.14, respectively, to this Quarterly Report on Form 10-Q. In the event that the issuance of stock options to Mr. Fletcher, Ms. Gluskin and Ms. Perri in satisfaction of retroactive salary adjustments and the issuance of such options to Ms. Gluskin and Ms. Perri in satisfaction of foregone salary is deemed to be a “sale” as that term is defined under Section 2(a)(3) of the Securities Act, each such “sale” is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Mr. Fletcher, Ms. Gluskin and Ms. Perri, as executive officers of the Company and, in the case of Ms. Gluskin and Ms. Perri, as directors of the Company, are “accredited investors” as that term is defined in Rule 501(a) of Regulation D. The sale, if any, of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

(iv) On April 6, 2005, the Company entered into a convertible promissory note in the principal amount of $100,000. On April 28, 2005, in connection therewith, the Company issued a warrant to purchase an aggregate of 243,902 shares of the Company's common stock. See the discussion of this transaction in this Quarterly Report on Form 10-Q above under Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources. A description of this transaction is contained in the Company’s Current Report on Form 8-K, filed with the SEC on April 12, 2005.

(v) On April 28 2005, the Company issued 250,000 shares of common stock at a per share price of $0.82 to Investor Relations International (“IRI”) in partial consideration for services to be rendered by IRI under a Letter of Engagement and Work Authorization which the Company and IRI entered into on February 18, 2005 and pursuant to which IRI agreed to conduct a retail investor marketing campaign as requested by the Company for an initial period of two months. On April 28, 2005, the Company also issued 100,000 shares of common stock at a per share price of $0.82 to IRI in partial consideration for certain investor relation and financial communication services to be rendered by IRI commencing April 1, 2005 under a separate Letter of Engagement and Work Authorization entered into by the Company and IRI on February 18, 2005 (the “Investor Relations Engagement Letter”). Pursuant to the terms of the Investor Relations Engagement Letter, the Company is obligated to issue an additional 500,000 shares of common stock in the event that the Company is not delisted from NASDAQ’s SmallCap Market. All shares of the Company’s common stock issued to IRI shall be restricted for twelve months from the date of issuance. The sales of all such shares of restricted common stock were exempt from registration under the Securities Act, in reliance upon Section 4(2) thereof. IRI has represented to the Company that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificate issued for the restricted shares of common stock was legended to indicate that the shares are restricted. The sales of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

(vi) On April 28, 2005, the Company issued to The Aethena Group, LLC (“Aethena”) a warrant to purchase up to 100,000 shares of the Company’s common stock at a price per share of $0.82 as partial consideration for Aethena’s acting as the Company’s non-exclusive finder with respect to investors for private placements sales by the Company pursuant to the terms of the Finder’s Agreement entered into by the Company and Aethena on March 22, 2005. The warrant issued to Aethena has a five-year term and provides for cashless exercise after 12 months if the Company has not registered the shares underlying the warrant under the Securities Act. The number of shares underlying the warrant will be subject to equitable adjustment for stock splits, stock dividends and similar events. Aethena has certain “piggyback” registration rights with respect to the shares of common stock underlying the warrant. The sale of the warrant to Aethena, including the shares of common stock to be issued upon exercise of the warrant, is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Aethena has represented to the Company that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The warrant is, and the certificates issued for the shares of common stock to be issued upon exercise of the warrant will be, legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

(vii) Prior to April 30, 2005, the Company issued an aggregate of 950,927 shares of restricted common stock to certain suppliers of goods and services in satisfaction of an aggregate of US $779,760 in accounts payable owed by the Company, including Instituto de Endocrinologia Metabolismo y Reproduccion in Quito, Ecuador which received 625,461 shares in satisfaction of $512,877.63 in accounts payable and Teleconsa S.A. in Quito, Ecuador which received 164,634 shares in satisfaction of $135,000 in accounts payable. The number of shares awarded was calculated using a price per share of $0.82. The sales of the restricted stock are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of the suppliers to which the Company has issued restricted shares of common stock has represented to the Company that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificates issued for the shares of common stock issued to such suppliers were legended to indicate that they are restricted. The sales of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

(viii) On June 7, 2005, Cranshire agreed to extend the interest payment date and the maturity date under the March 28, 2005 Promissory Note and Agreement with the Company from May 15, 2005 to July 22, 2005. On June 7, 2005, Omicron agreed to an identical extension of the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with the Company. As consideration for the extensions from Cranshire and Omicron, the Company contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of the Company's common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of the Company's common stock, both of which will expire on June 7, 2010. See the discussion of these transactions in this Quarterly Report on Form 10-Q above under Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources. A description of these transactions is contained in the Company’s Current Report on Form 8-K, filed with the SEC on June 10, 2005.

Item 3. Defaults Upon Senior Securities

The Company did not pay the outstanding principal balances under the $500,000 convertible promissory note entered into with Cranshire on March 28, 20005 and the $100,000 convertible promissory note entered into with Omicron on April 6, 2005 (collectively, the “Notes”). The outstanding principal balance under each of the Notes was originally due and payable on May 15, 2005, but, on June 7, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date of each Note to July 22, 2005. For more information about the Notes and a description of the conversion rights of Cranshire and Omicron under the Notes, see Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 5, 2005. At the meeting, 23,745,691 shares of common stock were represented out of 35,733,643 shares that were entitled to vote. The Company’s stockholders took the following actions at the Annual Meeting:

•	elected all seven nominees to the Board of Directors;

•	a proposal to authorize the Board of Directors to issue up to 10,000,000 shares of common stock at less than market price in excess of amounts permitted under NASDAQ rules;

•
a proposal to authorize the Board of Directors to issue up to 18,487,425 shares of common stock, in excess of the 6,962,447 shares of common stock the Board of Directors is permitted to issue without prior stockholder approval, (i)(a) as payment for outstanding principal of, and interest on, the Debentures or (b) upon conversion of the Debentures into shares of common stock, and (ii) upon exercise of warrants and additional investment rights issued in connection with the issuance of the Debentures;

•
a proposal to authorize the Board of Directors to temporarily or permanently reduce the exercise price of some or all of the Company’s warrants to a price not less than 90% of the common stock's market price at the time the exercise prices are reduced;

•
a proposal to amend the Amended Generex Biotechnology Corporation 2001 Stock Option Plan to increase the number of shares issuable upon exercise of options granted under the Plan from 8,000,000 to 12,000,000; and

•	ratified the appointment of BDO Dunwoody, LLP as independent public accountants for the Company for the fiscal year ending July 31, 2005.

The results of the vote for the Board of Directors was as follows:

Election of nominees to Board of Directors for terms expiring May 2005	Votes For	Votes Against	Abstentions
Mindy J. Allport-Settle	23,638,929	0	106,762
Peter Amanatides	23,640,366	0	105,325
John P. Barratt	23,642,554	0	103,137
Gerald Bernstein, M.D.	23,632,376	0	113,315
Anna E. Gluskin	23,559,057	0	186,634
Brian T. McGee	23,639,601	0	106,090
Rose C. Perri	23,629,706	0	115,985

The stockholders of the Company also approved the following proposals:

•
The proposal to authorize the Board of Directors, in the three-month period commencing with the date of the Annual Meeting, to issue, without prior stockholder approval, in connection with capital raising transactions, and/or acquisitions of assets, businesses or companies, up to 10,000,000 shares of common stock, including options, warrants, securities or other rights convertible into common stock, in the aggregate, in excess of the number of shares that NASDAQ's Rules 4350(i)(1)(C) and (D) permit the Company to issue in such transactions without prior stockholder approval, the issuance of such 10,000,000 shares to be upon such terms as the Board of Directors shall deem to be in the best interests of the Company, for a price of not less than 70% of the market price at the time of such issuance and for an aggregate consideration not to exceed $50,000,000, which such authorization shall include shares of common stock issued by the Company at or above market price prior to the date of the Annual Meeting (a "Prior Issuance") in the event The NASDAQ Stock Market, Inc. integrates (i) a new below market issuance by the Company within the three-month period commencing on the date of the Annual Meeting with (ii) the Prior Issuance (“Proposal 2”);

•
The proposal to authorize the Board of Directors to issue up to 18,487,425 shares of common stock, in excess of the 6,962,447 shares of common stock the Board of Directors is permitted to issue without prior stockholder approval, (i) (a) as payment for outstanding principal of, and interest on, the Debentures issued by the Company on November 10, 2004 or (b) upon conversion of the Debentures into shares of common stock, and (ii) upon exercise of warrants and additional investment rights issued in connection with the issuance of the Debentures (“Proposal 3”);

•
The proposal to authorize the Board of Directors to temporarily or permanently reduce the exercise price of some or all of the Company’s 12,789,343 outstanding common stock purchase warrants to a price not less than 90% of the common stock's market price at the time of the Board of Director's determination to reduce the exercise price (“Proposal 4”);

•
The proposal to approve the amendment of the Amended Generex Biotechnology Corporation 2001 Stock Option Plan increasing the number of shares issuable upon exercise of options from 8,000,000 to 12,000,000 (“Proposal 5”); and

•	The proposal to ratify the appointment of BDO Dunwoody, LLP as independent public accountants for the Company for the fiscal year ending July 31, 2005 (“Ratification of BDO Dunwoody, LLP”).

The results on the votes of the proposals were as follows:

Proposal	Votes For	Votes Against	Abstention	Broker Non-Votes
Proposal 2	3,683,732	377,994	457,182	19,226,783
Proposal 3	3,681,146	348,802	488,959	19,226,784
Proposal 4	3,730,137	758,329	30,440	19,226,785
Proposal 5	3,622,784	435,346	460,777	19,226,784
Ratification of BDO Dunwoody, LLP	23,225,364	72,030	448,296	1

Item 5. Other Information

(a)(i) On April 5, 2005, the Board of Directors of the Company elected Eric von Hofe as Vice-President, Product Development, and Dr. Roberto F. Cid as Vice-President, Sales and Marketing.

(ii) On March 31, 2005, Generex Pharmaceuticals, Inc. (“GPI”), a wholly-owned subsidiary of the Company entered into a mortgage loan transaction pursuant to which GPI borrowed approximately
$183,804 ($230,000 CND) (the “March Loan”). The net proceeds to GPI after fees and disbursements were approximately $159,596 ($200,800 CND). The March Loan was secured by, inter alia, a charge registered against real property owned by GPI. The March Loan was for a term of two years with an annual interest rate of 13.5 % calculated monthly. The March Loan requires monthly payments of interest only.

(iii) On April 27, 2005 GPI entered into a mortgage loan transaction pursuant to which GPI borrowed approximately $345,738 ($435,000 CND) (the “April Loan”). The net proceeds to GPI after fees and disbursements were approximately $265,145 ($333,600 CND). The April Loan was secured by, inter alia, charges registered against real property owned by GPI. The April Loan was for a term of one year with an annual interest rate of 16.5 % calculated monthly. The April Loan requires interest only payments for the first two months and interest plus $10,000 principal payments beginning the third month.

(iv) On May 19, 2005, the March Loan and the April Loan were consolidated and restructured (the “Consolidated Loan”). Pursuant to the revised arrangement, GPI repaid an aggregate of approximately $210,622 ($265,000 CND) (the “Consolidated Loan Repayment”) in respect of the March Loan and the April Loan, leaving a Consolidated Loan principal of approximately $317,920 ($400,000 CND). GPI paid an aggregate of approximately $28,595 in fees and disbursements in connection with the Consolidated Loan. The Consolidated Loan is secured by, inter alia, charges against real property owned by GPI. The Consolidated Loan was for a term of one year with an annual interest rate of 16.5 % calculated monthly and requires payments of approximately $7,900 ($10,000 CAD) in principal plus monthly interest

(v) On May 19, 2005, GPI entered into two additional mortgage loan transactions pursuant to which GPI borrowed an aggregate of approximately $643,788 ($810,000 CND) (together, the “May Loans”). The net proceeds to GPI after fees and disbursements (including fees and disbursements in connection with the Consolidated Loan) and the Consolidated Loan Repayment were approximately $377,029 ($474,369 CND). The May Loans are secured by, inter alia, charges registered against real property owned by GPI. The May Loans are for a term of one year with an annual interest rate of 4.924% as to the $246,388 loan and 4.913% as to the $397,400 loan calculated semi-annually. These loans require monthly payments of principal and interest.

Item 6. Exhibits

Exhibit Number ________	Description of Exhibit(1) _____________________
3(i)
Restated Certificate of Incorporation of Generex Biotechnology Corporation, as amended (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Report on Form 10-Q for the quarter ended January 31, 2004 filed on March 15, 2004)

3(ii)
Bylaws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2
Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 23, 2001)

4.3
Form of Warrant issued to Ladenburg Thalmann & Co., Inc. dated July 6, 2001 (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (File No. 333-67118) filed on August 8, 2001)

4.4
Form of Warrant granted to Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 6, 2001 (incorporated by reference to Exhibit 3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

4.5	Warrant granted to Capital Ventures International, dated July 3, 2001 (incorporated by reference to Exhibit 6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)
4.6
Warrant issued to Elliott International, L.P. and Elliott Associates, L.P., dated July 5, 2001 (incorporated by reference to Exhibit 9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

4.7	Form of Warrant issued to certain parties to October 2000 Private Placement (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 16, 2000)
4.8
Form of Warrant (GCR Series) held by Robert P. Carter, Harvey Kaye, Fittube, Inc., Edward Maskaly and Gulfstream Capital Group, L.C. (incorporated by reference to Exhibit 4.4.2 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)

4.9
Letter Agreement and Warrant with M. H. Meyerson & Co., Inc. dated November 17, 1998 (incorporated by reference to Exhibit 4.4.4 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)

4.10.1
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

Exhibit Number ________	Description of Exhibit(1) _____________________
4.10.2
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.3
Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.4
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.5
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.6
Form of Warrant granted to Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.7
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.11.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.11.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.11.3	Form of Warrant issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

Exhibit Number ________	Description of Exhibit(1) _____________________
4.11.4
Form of Additional Investment Right issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.12.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.12.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.12.3	Warrant issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.12.4	Additional Investment Right issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.13.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.3	Warrant issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.4	Additional Investment Right issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.14.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number ________	Description of Exhibit(1) _____________________
4.14.3	Warrant issued in connection with Exhibit 4.14.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.4	Additional Investment Right issued in connection with Exhibit 4.14.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.5
Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.1
Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.2
Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.3	Warrant issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.16 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.15.4	Additional Investment Right issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.16.1
Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.16.2
Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.16.3	Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.16.4	Additional Investment Right issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number ________	Description of Exhibit(1) _____________________
4.17.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.17.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.17.3	Form of Warrant issued in connection with Exhibit 4.17.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.17.4	Form of Additional Investment Right issued in connection Exhibit 4.17.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.18.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.4	Form of Warrant issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.18.5
Form of Additional Investment Right issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.6
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.7	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

Exhibit Number ________	Description of Exhibit(1) _____________________
4.19	Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd.
4.20	Warrant issued to The Aethena Group, LLC on April 28, 2005
4.21.1
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

4.21.2	Warrant issued to Cranshire Capital, L.P. entered into in connection with Exhibit 4.21.1
4.22.1	Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.22.2	Warrant issued to Omicron Master Trust entered into in connection with Exhibit 4.22.1
4.23.1
June 7, 2005 Amendment to Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.23.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 7, 2005 in connection with Exhibit 4.23.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.24.1	June 7, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.24.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 7, 2005 in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
10.1
Assistance Agreement, dated March 30, 2005 by and between Generex Biotechnology Corporation and Eckert Seamans Cherin & Mellott, LLC (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and Mindy J. Allport-Settle to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share

Exhibit Number ________	Description of Exhibit(1) _____________________
10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.5	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.6	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share
10.7	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share
10.8	Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share
10.9	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.10	Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.11	Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.12	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share
10.13	Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 1,120,704 shares of Common Stock at the exercise price of $0.001 per share
10.14	Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 576,752 shares of Common Stock at the exercise price of $0.001 per share
10.15	Annual Base Salaries for Certain Executive Officers Effective August 1, 2004
10.16	Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D.
10.17
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE: June 14, 2005

GENEREX BIOTECHNOLOGY CORPORATION

By: /s/ Rose C. Perri	By: /s/ Anna Gluskin
Principal Financial Officer	Chief Executive Officer

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
3(i)
Restated Certificate of Incorporation of Generex Biotechnology Corporation, as amended (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Report on Form 10-Q for the quarter ended January 31, 2004 filed on March 15, 2004)

3(ii)
Bylaws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)
4.2
Certificate of Designations, Preferences and Rights of Series A Preferred Stock (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 23, 2001)

4.3
Form of Warrant issued to Ladenburg Thalmann & Co., Inc. dated July 6, 2001 (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (File No. 333-67118) filed on August 8, 2001)

4.4
Form of Warrant granted to Cranshire Capital, L.P.; RAM Trading Ltd.; Gryphon Master Fund; Kodiak Opportunity, L.P.; Kodiak Opportunity 3C7, L.P.; Kodiak Opportunity Offshore, Ltd.; Novelly Exempt Trust; Langley Partners, L.P.; Montrose Investments, Ltd.; WEC Asset Management, LLC; ZLP Master Technology Fund, Ltd.; Alpha Capital Aktiengesellschaft; and The dotCOM Fund, LLC, dated July 6, 2001 (incorporated by reference to Exhibit 3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

4.5	Warrant granted to Capital Ventures International, dated July 3, 2001 (incorporated by reference to Exhibit 6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)
4.6
Warrant issued to Elliott International, L.P. and Elliott Associates, L.P., dated July 5, 2001 (incorporated by reference to Exhibit 9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

4.7	Form of Warrant issued to certain parties to October 2000 Private Placement (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 16, 2000)
4.8
Form of Warrant (GCR Series) held by Robert P. Carter, Harvey Kaye, Fittube, Inc., Edward Maskaly and Gulfstream Capital Group, L.C. (incorporated by reference to Exhibit 4.4.2 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)

4.9
Letter Agreement and Warrant with M. H. Meyerson & Co., Inc. dated November 17, 1998 (incorporated by reference to Exhibit 4.4.4 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)

4.10.1
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
4.10.2
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.3
Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.4
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.5
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.6
Form of Warrant granted to Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.10.7
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.11.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.11.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.11.3	Form of Warrant issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
4.11.4
Form of Additional Investment Right issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.12.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.12.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.12.3	Warrant issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.12.4	Additional Investment Right issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.13.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.3	Warrant issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.13.4	Additional Investment Right issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.14.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
4.14.3	Warrant issued in connection with Exhibit 4.14.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.4	Additional Investment Right issued in connection with Exhibit 4.14.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.14.5
Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.1
Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.2
Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.15.3	Warrant issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.16 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.15.4	Additional Investment Right issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.16.1
Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.16.2
Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.16.3	Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.16.4	Additional Investment Right issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
4.17.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.17.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.17.3	Form of Warrant issued in connection with Exhibit 4.17.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.17.4	Form of Additional Investment Right issued in connection Exhibit 4.17.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)
4.18.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.4	Form of Warrant issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
4.18.5
Form of Additional Investment Right issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.6
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.18.7	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
4.19	Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd.
4.20	Warrant issued to The Aethena Group, LLC on April 28, 2005
4.21.1
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

4.21.2	Warrant issued to Cranshire Capital, L.P. entered into in connection with Exhibit 4.21.1
4.22.1	Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.22.2	Warrant issued to Omicron Master Trust entered into in connection with Exhibit 4.22.1
4.23.1
June 7, 2005 Amendment to Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.23.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 7, 2005 in connection with Exhibit 4.23.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.24.1	June 7, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.24.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 7, 2005 in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
10.1
Assistance Agreement, dated March 30, 2005 by and between Generex Biotechnology Corporation and Eckert Seamans Cherin & Mellott, LLC (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and Mindy J. Allport-Settle to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share

Generex Biotechnology Corporation
Form 10-Q
April 30, 2005
Exhibit Index

Exhibit Number ________	Description of Exhibit(1) _____________________
10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.5	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share
10.6	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share
10.7	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share
10.8	Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share
10.9	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.10	Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.11	Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share
10.12	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share
10.13	Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 1,120,704 shares of Common Stock at the exercise price of $0.001 per share
10.14	Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 576,752 shares of Common Stock at the exercise price of $0.001 per share
10.15	Annual Base Salaries for Certain Executive Officers Effective August 1, 2004
10.16	Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D.
10.17
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.