Form 10-K
period 2005-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2005-10-31
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

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

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the prices at which the common equity was last sold as of January 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,523,075.

At October 13, 2005, the registrant had 46,830,957 shares of common stock outstanding.

Documents incorporated by reference: Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed within 120 days after the end of the fiscal year.

Generex Biotechnology Corporation
Form 10-K
July 31, 2005

As used herein, the terms the “Company,”“Generex,”“we,”“us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation

Forward-Looking Statements

We have made statements in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Annual Report on Form 10-K of Generex Biotechnology Corporation for the fiscal year ended July 31, 2005 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements we have made. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth below under the caption Item 1. Business and the subsection thereunder entitled “Certain Additional Risk Factors.” We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 1,100 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 upfront payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retained all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three-year period. The Bulk Supply Agreement establishes purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases.

In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture was being conducted. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

In connection with the joint venture, EIS purchased 1,000 shares of our Series A Preferred Stock for $12,015,000, which EIS transferred, shortly thereafter, to Elan Pharmaceuticals Investment III, an affiliate of Elan ("EPIL III"). We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock were to be outstanding on January 16, 2007, we would have been required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference, either in cash, or in shares of common stock with a fair market value equal to the redemption price. Alternatively, the Series A Preferred Stock could have been converted, under certain conditions, into shares of our common stock. EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose.

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

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock could not transfer the shares of common stock issuable upon conversion thereof and we would have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date. On or about December 15, 2004, EPIL III conducted the auction and received an offer to buy the shares of Series A Preferred Stock. On or about December 31, 2004, EPIL III sold the shares of Series A Preferred Stock, and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

In August 2003, we acquired Antigen Express, Inc. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. The immunomedicine products are in the pre-clinical stage of development except for a current Phase 1 clinical trial in human patients with stage II HER-2/neu positive breast cancer. Development efforts are underway in melanoma, prostate cancer, HIV, influenza virus, smallpox, SARS and Type I diabetes mellitus. We are seeking to establish collaborations with clinical investigators at academic centers to advance the technology.

With the anticipated launch of commercial sales of our oral insulin product in Ecuador in 2005, we expect to receive revenues from product sales in the fiscal year ending July 31, 2006. We do not expect this revenue to be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal year ended July 31, 2005, we received a total of $392,112 in such research grants, and we have received a total of $1,019,296 in such research grants. We do not expect to receive such grants on the going forward basis. We expect to satisfy the majority of our cash needs during the current year from capital raised through equity financings.

We are a development stage company, and from inception through the end of the 2005 fiscal year had not received any revenues from operations other than the up-front payment from Lilly. We have begun the regulatory approval process for only three products, our oral insulin formulation, morphine and fentanyl. We have only one product, our oral insulin formulation, that has been approved for commercial marketing and sale by drug regulatory authorities, and that approval was obtained in Ecuador in early May 2005. We believe that our buccal delivery technology is a platform technology that has application to a large number of large molecule drugs in addition to insulin. Estrogen, heparin, monoclonal antibodies, human growth hormone, fertility hormone, as well as a number of vaccines are among the compounds that we have identified as possible candidates for product development.

Buccal Delivery Technology

Our buccal delivery technology involves the preparation of a proprietary formulation in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified generally recognized as safe ("GRAS") by the United States Food and Drug Administration (the "FDA") when used in accordance with specified quantity and other limitations. The resulting formulation is aerosolized with a pharmaceutical grade chemical propellant and is administered to the patient using our proprietary RapidMist™ device. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, the patient self-administers the formulation by spraying it into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our insulin product Oral-lyn™, insulin absorption in the buccal cavity has been shown to be very efficacious. We are also evaluating the use of our RapidMist™ device for the delivery of both morphine and fentanyl.

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

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a number of studies in Ecuador in 1998, each of which involved a selection of between 8 and 10 patients. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with PharmaBrand S.A., a distributor of pharmaceutical products in Central and Latin America. In August 2004, we sought approval for the manufacturing, marketing, distribution and sale of Oral-lyn™ and the RapidMist™ Diabetes Management System from the Ecuador Ministry of Public Health. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. PharmaBrand is making preparations for the commercial launch of Oral-lyn™ in Ecuador, and we are continuing our efforts to secure the participation of a multi-national pharmaceutical co-marketing partner for the balance of South America.

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigatory New Drug submission to the Health Protection Branch in Canada (Canada's equivalent to the FDA) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigational New Drug Application with the FDA in October 1998, and received FDA approval to proceed with human trials in November 1998. Annual reports have been filed with the FDA each year since that time.

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000, we conducted clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocol in most trials involved administration of two different doses of our insulin formulation following either a liquid Sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin.

In April 2003, a Phase II-B clinical trial protocol was approved in Canada. Thereafter, a pilot trial was successfully undertaken in Ecuador (the results of which have been reported at several scientific symposia) to optimize the oral insulin formulation to transition to Phase III clinical trials. We are currently in the process of finalizing our submission to Canadian Health Authorities for the approval of initiation of Phase III trials.

We anticipate being in a position to commence Phase III clinical trials of Oral-lynTM in Europe and Canada subject to the receipt of regulatory approvals pursuant to meetings we anticipate being held before the end of the second calendar quarter of 2006. We continue to conduct limited clinical studies and seek additional collaborative partners in the United States, and other countries.

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

We seek to develop a buccal delivery formulation for morphine and fentanyl that will have a critical series of attributes well suited for the treatment of breakthrough and post operative pain and which will be cost-effective and will have a demonstrable improvement over current delivery methods. These include fast access to the circulatory system, precise dosing control and a simple, self-administration procedure.

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

During fiscal year ended July 31, 2005, we did not actively pursue our buccal morphine and buccal fentanyl projects.

Other Products

We have had discussions of possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with insulin, morphine, fentanyl and other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have also developed a proprietary formulated glucose spray, Gluco-gyn™, for the treatment of hypoglycemia in people with diabetes. Gluco-gyn™ works quickly to raise blood sugar, has no side effects, and is effective to counteract the effects of low blood sugar or insulin reaction.

We have not aggressively pursued development opportunities apart from insulin because we believe it is more advantageous to concentrate our resources, particularly our financial resources, on developing the insulin product. While the insulin product remains our first priority, we continue developmental work for buccal delivery formulation for morphine and fentanyl.

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
We have not filed an Investigational New Drug application to begin clinical trials other than a Physician’s Investigational New Drug application for a Phase 1 trial in human patients with stage II HER-2/neu positive breast cancer. Other than the breast cancer trial, our immunomedicine products are in the pre-clinical stage of development and trials in human patients are not expected for at least six months.

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

Government Regulation

Our research and development activities, and the eventual manufacturing and marketing of our products, are subject to extensive regulation by the Food and Drug Administration in the United States (the "FDA") and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have more experience in dealing with the FDA and other regulators. Also, other companies in our industry are not limited primarily to products which still need to be approved by government regulators, as we are now.

If requisite regulatory approvals are not obtained and maintained, our business will be substantially harmed. In many if not all cases, we expect that our development partners will participate extensively in the regulatory approval process once a development agreement is in place. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

United States

All aspects of our research, development and foreseeable commercial activities are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed. The steps required before a pharmaceutical product may be marketed in the United States include:

•	preclinical tests;
•	the submission to the FDA of an Investigational New Drug application, which must become effective before human clinical trials commence;
•	human clinical trials to establish the safety and efficacy of the drug;
•	the submission of a New Drug Application to the FDA; and
•	FDA approval of the New Drug Application, including approval of all product labeling and advertising.

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

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations. The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials. The successful completion of Phase III clinical trials is the precursor to the receipt of the approval of regulatory authorities for the manufacturing, marketing, and sale of products.

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

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by, the FDA. Manufacturing facilities must also comply with the FDA's Good Manufacturing Practices, and such facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA. To comply with Good Manufacturing Practices, manufacturers must expend substantial funds, time and effort in the area of production and quality control. The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA. These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been approved by the regulatory authorities in that country. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. We obtained regulatory approval to begin clinical trials of our buccal morphine product in Canada in March 2002. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. We received regulatory approval to begin clinical trials of our fentanyl product in Canada in October 2002. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Oral- lyn™ for treatment of Type 1 and Type 2 diabetes.

Marketing

We intend to rely on contracting or collaborative arrangements with one or more other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we may not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

PharmaBrand, our joint venture partner, is making preparations for the commercial launch of Oral-lynTM in Ecuador, and we are continuing our efforts to secure the participation of a multi-national pharmaceutical co-marketing partner in the commercial launch of Oral-lynTM in the balance of South America. Except for these arrangements, we do not have any agreements with any other companies for marketing or distributing our products. With respect to our insulin product, we possess the worldwide marketing rights to this product after they reverted to us upon the termination in June 2003 of the Development and License Agreement with Lilly.

Manufacturing

To date, we have produced our oral insulin formulation only on a small scale. In December 2000, we completed our pilot manufacturing facility in Toronto in the same commercial complex in which our original laboratory is located. We believe that this facility will be capable of producing our insulin product at levels necessary to supply our needs for late stage human clinical trials of the product and for initial commercial sales outside the United States. We will need to significantly increase our manufacturing capability in order to manufacture any product in significant commercial quantities. We plan to establish a manufacturing facility in Ecuador for the purposes of commercial supply and sales in that country and, as we procure other registrations, in other South American markets.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory is approximately 820 square feet and has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a commercial supply of any such products.

Components suitable for our RapidMist™ device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device will be utilized with the commercial version of our insulin product in Ecuador and other South American countries. We also expect to use the RapidMist™ device in connection with our buccal morphine and fentanyl products. We have also secured supply arrangements with the manufacturers of all other components and the propellant that we presently use in our RapidMist™ device for commercial quantities of such components and the propellant. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of a single source of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development in Europe. Upon termination in June 2003 of our license agreement with Lilly, we entered into a Bulk Supply Agreement with Lilly, pursuant to which Lilly has been contracted to provide us with human insulin crystals over a three-year period for clinical development purposes. We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist us to obtain, pharmaceutical compounds that are used in products covered under such agreements.

While morphine is a controlled substance, it is readily available for use in clinical trials. We currently have the appropriate licenses and facilities for acquiring and storing morphine in Canada. Various regulatory issues surround the import of morphine into the United States, and we will need to address these issues prior to commencing clinical trials in the United States.

Raw materials for our pre-clinical development stage immunomedicine products include amino acids (for peptide therapeutics) and oligonucleotides (for genetic constructs). These materials are readily available from commercial suppliers. We utilize the services of several commercial laboratories for the manufacturing of our pre-clinical development stage immunomedicine products.

Intellectual Property

We currently have seventeen issued U.S. patents and four pending U.S. patent applications (one of which as been allowed) pertaining to aspects of buccal delivery technology including oral administration of macromolecular formulations (including insulin) as well as pain relief medications (e.g. morphine, fentanyl).  We currently hold two issued Canadian patents and eleven pending Canadian patent applications also relating to aspects of buccal drug delivery technology.  We also hold forty-nine issued patents and forty-two pending patent applications covering our drug delivery technology in jurisdictions other than the U.S. and Canada.  In addition, we have three issued Canadian patents and two pending U.S. patent applications pertaining to delivery technologies other than our buccal delivery technology.

We also have an indirect interest in three drug delivery patents held by another company, Centrum Biotechnologies, Inc.

Our subsidiary Antigen currently holds six issued U.S. patents, two Australian patents, and a number of pending U.S. and foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Humphreys and Dr. Xu, officers of Antigen, are the listed inventors or co-inventors on all of these patents and patent applications, including those licensed from the University of Massachusetts.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights, and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe any one else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See Part I - Item 3. Legal Proceedings for a discussion of certain legal proceedings involving intellectual property issues.

We also rely on trade secrets and other unpatented proprietary information. We seek to protect this information, in part, by confidentiality agreements with our employees, consultants, advisors and collaborators.

Competition

We expect that products based upon our buccal delivery technology and any other products that we may develop will compete directly with products developed by other pharmaceutical and biotechnology companies, universities, government agencies and public and private research organizations.

Products developed by our competitors may use a different active pharmaceutical agent or treatment to treat the same medical condition or indication as our product or may provide for the delivery of substantially the same active pharmaceutical ingredient as our products using different methods of administration. For example, a number of pharmaceutical and biotechnology companies are engaged in various stages of research, development and testing of alternatives to insulin therapy for the treatment of diabetes, as well as new methods of delivering insulin. These methods, including nasal, transdermal, needle-free (high pressure) injection and pulmonary, may ultimately successfully deliver insulin to diabetic patients. Some biotechnology companies also have developed different technologies to enhance the presentation of peptide antigens. Some of our competitors and potential competitors have substantially greater scientific research and product development capabilities, as well as financial, marketing and human resources, than we do.

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

Buccal Insulin Product

Nektar Therapeutics, formerly Inhale Therapeutic Systems, Inc. ("Nektar"), is developing a customized insulin formulation that is processed into a fine, dry powder and administered to the deep lung using a proprietary inhalation device developed for this purpose.  Nektar is developing its insulin product in collaboration with Pfizer, Inc. and the sanofi-aventis Group, the world’s third largest pharmaceutical company.  On September 8, 2005, Pfizer Inc and the sanofi-aventis Group announced that a FDA advisory committee panel has recommended the approval of Exubera®, an inhaleable, dry powder insulin developed in conjunction with Nektar, for the treatment of adults with Type 1 and Type 2 diabetes.  Nektar also is developing pulmonary products with large molecule drugs other than insulin and has stated that it is investigating the use of its inhalation technology with small molecule drugs.

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

Other companies have announced development efforts relating to non-injection methods of delivering insulin or other large molecule drugs, including Alkermes Pharmaceuticals, Inc., which announced a collaboration with Lilly in April 2000 to develop a pulmonary method of administering insulin and is currently conducting Phase III clinical trials.  MannKind Corporation is developing an inhaled insulin product named Technosphere™ Insulin, which is currently conducting phase III clinical trials in the United States and in Europe.  There are also a number of companies developing alternative means of delivering insulin in the form of oral pills, transdermal patches, and intranasal methods, which are at early stages of development.

In addition to other delivery systems for insulin, there are numerous products which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

Buccal Morphine and Fentanyl Products

Cephalon, Inc. currently markets Actiq® in the United States and has recently acquired the rights to the product in Europe. Actiq® delivers buccal transmucosal fentanyl to the cheek walls through the use of a lollipop. On November 4, 1998, the FDA cleared Actiq® for marketing for use in the management of breakthrough cancer pain. The product was launched in March 1999 in the United States.

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

Immunomedicine Technology and Products

A number of companies that are engaged in the development of immunomedicines employ technologies that are competitive to our subsidiary Antigen. Zycos Inc. has developed the Biotope® technology, Cel-Sci Corporation has developed the LEAPS delivery technology, and Epimmune Inc. has developed the PADRE® technology. These companies have initiated early stage clinical trials for several products for the treatment of cancer, autoimmune, and allergic diseases. These companies also have established collaborations with academic centers and other companies for the development of certain products. We have not initiated clinical trials with any of our immunomedicine products, nor have we established commercial collaborations to date.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2005, our expenditures on research and development were $55,138,663. These included $7,750,731 in the year ended July 31, 2005, $8,522,984 in the year ended July 31, 2004 and $5,150,075 in the year ended July 31, 2003. The decrease in our research and development activities in 2005 compared to 2004 is due primarily to reduction of our level of research and development activities, offset by increased activities of Antigen and regulatory consultants. The increase in our research and development expenses in 2004 compared to 2003 was due principally to activities of Antigen and our increased development of oral insulin formulation compared to the prior year, including the purchase of bulk insulin.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented Note 19 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2005, we had twenty-one full-time employees, including our executive officers and other individuals who work for us full-time but are employed by management companies that provide their services, and ten employees of our subsidiary Antigen. Twelve of our employees are executive and administrative, seven are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and two are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We do not have fixed term agreements with any of our key management or scientific staff, other than Dr. Pankaj Modi who, on August 26, 2004, resigned from his position as Vice President, Research and Development. While Dr. Modi’s resignation was effective immediately, pursuant to the terms of the Consulting Agreement, the effective date of termination of the Consulting Agreement was August 25, 2005. For more information about the termination of Dr. Modi’s Consulting Agreement, see "Developments in Fiscal 2005" under Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Officers and Directors

Name	Age	Position Held with Generex
Anna E. Gluskin	54	Chairman, President, Chief Executive Officer and Director
Rose C. Perri	38	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director
Gerald Bernstein, M.D.	72	Director, Vice President Medical Affairs
Mark Fletcher, Esquire	40	Executive Vice President and General Counsel
John P. Barratt	61	Director
Mindy J. Allport-Settle	38	Director
Brian T. McGee	44	Director
Peter G. Amanatides	41	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anna E. Gluskin: Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairman since November 2002. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Rose C. Perri. Director since September 1997. Ms. Rose Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She served as Acting Chief Financial from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Gerald Bernstein, M.D. Director since October 2002. Dr. Bernstein has served as Vice President Medical Affairs of Generex since October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein has been an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York since 1999. He was president of the American Diabetes Association from 1997 to 1998.

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

John P. Barratt. Director since March 2003. Mr. Barratt currently serves as the Chief Operating Officer of The Caldwell Partners International, a role he commenced in April 2005. The Caldwell Partners International is a Canadian based human capital professional services company. Mr. Barratt continues, concurrently, as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reports to the bankruptcy court and to the U.S. Trustee’s Office. The Beyond.com case is expected to be granted final decree by the end of 2005 at which point the Chapter 11 case will terminate as will his duties to the court and the U.S. Trustee’s Office. From September 2000 until the date of its Chapter 11 bankruptcy filing in January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including GLP NT Corporation and BNN Split Corporation, and is a member of the Board of Directors and Chairman of the Board Credit Committee of the Bank of China (Canada). Mr. Barratt also serves on the Advisory Boards of the following Brascan SoundVest funds: Diversified Income Fund, Total Return Fund, Rising Distribution Split Trust and Focused Business Trust. In addition, Mr. Barratt is a member of the Advisory Board of the Brascan Adjustable Rate Trust I.

Mindy J. Allport-Settle. Director since February 2004. Ms. Allport-Settle has been President and Chief Executive Officer of Integrated Development, LLC ("Integrated") since 1998.  Integrated is an independent consulting firm to the pharmaceutical industry, providing informed guidance in operational, project and contract management, new business development and regulatory compliance.  In addition to her position with Integrated, Ms. Allport-Settle has been a Vice-President of Impact Management Services, Inc. ("IMS") from 2003 to 2005, which also provides consulting services to the pharmaceutical industry.  In her positions at Integrated and IMS, Ms. Allport-Settle has worked with several major pharmaceutical companies. From 2001 to 2002, Ms. Allport-Settle was Director of Client Services for Scriptorium Publishing Services.  From 1992 to 1994, Ms. Allport-Settle was an Eye Bank Technician/Organ Procurement Surgeon for the NC Eye & Human Tissue Bank; and from 1991 to 1998, Ms. Allport-Settle was a healthcare and general medical compliance training consultant and a contract writer and photographer.  Ms. Allport-Settle holds a Bachelor’s degree from the University of North Carolina, a Master of Business Administration in Global Management from the University of Phoenix, and completed Harvard Business School's executive education program Compensation Committees: Preparing for the Challenges Ahead.

Brian T. McGee. Director since March 2004. Mr. McGee has been a partner of Zeifman & Company, LLP ("Zeifman") since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifman is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.

Peter G. Amanatides. Director since April 2005. Mr. Amanatides has been working in the pharmaceutical and biotechnology industry since 1988. Since November 2004, Mr. Amanatides has been President and Chief Operating Officer of Pharmalogika, Inc., a North Carolina-based service provider for the pharmaceutical and biotechnology industry. Since April 2002, Mr. Amanatides has held the positions of Director, and most recently, Vice President within the Quality Organization for DSM Pharmaceuticals and DSM Biologics, both divisions of DSM Pharmaceutical Products, Inc. From February 1999 to April 2002, Mr. Amanatides served as Director of Quality Systems for Celera Genomics, a division of Applied Biosystems involved in genomics and pharmaceutical discovery. Mr. Amanatides received a B.S. degree in biology from Regents College, Albany, New York and a M.S. degree in Biotechnology and Molecular Biology from Hood College, Frederick, Maryland. Mr. Amanatides has also held ASQ Certification as a certified Quality Manager.

Mr. Amanatides filled the vacancy of J. Michael Rosen who declined to stand for re-election at Generex’s Annual Meeting of Stockholders held on April 5, 2005.

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

Dr. Robert E. Humphreys, M.D., Ph.D., is currently Executive Vice-President and Chief Operating Officer of our subsidiary, Antigen. Dr. Humphreys founded Antigen in 1996 and was its President. He has extensive experience in the National Institute of Health arthritis, cancer and diabetes study sections. Dr. Humphreys is an inventor on six awarded U.S. patents and has over 150 peer-reviewed publications. Prior to founding Antigen, Dr. Humphreys was Professor of Medicine and Pharmacology at University of Massachusetts Medical School. He received his M.D. and Ph.D. degrees from Yale University and was a post-doctoral fellow in biochemistry at Harvard University. He also received his clinical training at Bethesda Naval Hospital and was an Officer at the Naval Medical Research Institute.

Eric von Hofe, Ph.D., is currently Vice President of Technology Development of Antigen. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in twenty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company’s chief experimentalist.

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

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do expect to receive some revenue from the sale of our oral insulin product in Ecuador in fiscal 2006. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $118,233,051 at July 31, 2005. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We need additional capital.

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development or market.

We will require funds in excess of our existing cash resources:

•	to proceed with the development of our buccal insulin product;
•	to develop other buccal and immunomedicine products;
•	to develop new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
•	to develop or acquire other technologies or other lines of business;
•	to establish and expand our manufacturing capabilities;
•	to finance general and administrative and research activities that are not related to specific products under development;
•	to finance the research and development activities of our subsidiary Antigen; and
•	to otherwise carry on business.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2005 and our consolidated statements of operation, stockholder’s equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors have expressed a substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Our research and development and marketing efforts may be highly dependent on corporate collaborators and other third parties who may not devote sufficient time, resources and attention to our programs, which may limit our efforts to successfully develop and market potential products.

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

Risks Related to Our Technologies

With the exception of Oral-lyn™, our technologies and products are at an early stage of development and we cannot expect revenues in respect thereof in the foreseeable future.

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

While over 1,100 patients with diabetes have been dosed with our oral insulin formulation at approved facilities in seven countries, our insulin product has only recently been approved for marketing in Ecuador. Until we can manufacture, market and distribute our oral insulin product in Ecuador and can establish that it is a commercially viable product, we will not receive revenues from ongoing operations.

Until we receive regulatory approval to sell our products in one or more countries other than Ecuador, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Only one of our products has been approved for commercial sale by drug regulatory authorities, and that approval was obtained in Ecuador. We have begun the regulatory approval process for our oral insulin formulation, buccal morphine and fentanyl products in other countries. Our immunomedicine products are in the pre-clinical stage of development, with the exception of our Phase 1 trial in human patients with stage II HER-2/neu positive breast cancer.

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

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Annual Report on Form 10-K regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

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

Also because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third-party patents, we believe that the patents that we own or have applied for do not infringe any such third-party patents; however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend the Company in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

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

We will not receive revenues from our oral insulin formulation in Ecuador or any of our other products that may receive regulatory approval until we can successfully manufacture, market and distribute them in the relevant market.

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

Numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations are engaged in the development of alternatives to our technologies. Some of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

If government programs and insurance companies do not agree to pay for or reimburse patients for our products, our success will be impacted.

Sales of our oral insulin formulation in Ecuador and our potential products in other markets depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

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

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands versus us, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been awarded to Sands. In September 2005, Sands filed a motion seeking leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Accordingly, $150,000 has been recorded in the accompanying financial statements, but the case may be subject to further legal proceedings.

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

On June 5, 2003, our common stock was delisted from The Nasdaq National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on The Nasdaq SmallCap Market. The Nasdaq SmallCap Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751. As a result, on November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On December 22, 2004, all outstanding shares of our Series A Convertible Preferred Stock were converted to common stock, resulting in the elimination of approximately $14,300,000 of mezzanine equity and an equal amount was added to additional paid-in capital attributable to the common stock, increasing stockholders' equity by that amount. Based on this, the delisting proceeding relating to failure to meet stockholders’ equity standards was terminated. Because we are still in the development stage, there is no guarantee that we will sustain compliance with this standard. In the event we cannot sustain compliance, our shares of common stock may be delisted from The Nasdaq SmallCap Market and begin trading on the over-the-counter bulletin board.

In addition, for continued listing on both The Nasdaq National Market and SmallCap Market, our stock price must be at least $1.00. Since October of 2004, our stock price has traded below this minimum per share requirement for thirty (30) consecutive business days. As a result, on November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Market Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. We had 180 calendar days, or until May 23, 2005, subject to extension by The Nasdaq Stock Market under certain circumstances, to regain compliance with the Rule.

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

In the event that we cannot demonstrate compliance with Marketplace Rule 4310(c)(4) by November 21, 2005 and are not eligible for an additional compliance period, the Staff will notify us that our stock will be delisted, at which time we may appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock will continue to trade on the SmallCap Market. If we are not successful in such an appeal, our stock will likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

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

We own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin product in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet. We also own all additional units in the same building where our pilot manufacturing facility is located. These units are currently leased to third parties and one is being used for storage. These units are reflected in Assets Held for Investments on accompanying consolidated balance sheets. All of these spaces could be used for manufacturing facilities if necessary. We have obtained regulatory approval for the laboratory facility, and we are currently in the process of obtaining regulatory approval for the pilot manufacturing facility.

We have mortgages on our Toronto properties totaling $3,307,362 at July 31, 2005. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate $30,511 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $2,571,530 in fiscal 2006 and $735,832 in fiscal 2007.

We lease approximately 1,710 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of $94,085. This space is sufficient for Antigen’s present activities.

We do not expect to need additional manufacturing capabilities in Canada related to our insulin product beyond our pilot facility before the end of the current fiscal year. We own an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto, for ultimate use in manufacturing. We have done preliminary work on these facilities, but we do not expect to make a substantial investment in improving and equipping them for manufacturing operations until our requirements in this area are better defined. Both properties are currently leased to third parties.

We could use our other properties to expand research, development or testing of our buccal and immunomedicine products if current facilities prove inadequate for our needs.

Item 3.  Legal Proceedings.

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On October 2, 1998, Sands Brothers & Co. Ltd., a New York City-based investment banking and brokerage firm, initiated an arbitration against us under New York Stock Exchange rules. Sands alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands based its claim upon an October 1997 letter agreement that was purported by Sands to confirm an agreement appointing Sands as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange, the letter agreement purported to grant Sands the right to acquire 17% of Generex Pharmaceuticals’ common stock for nominal consideration. Sands claimed that its right to receive shares of Generex Pharmaceuticals’ common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals’ common stock were converted into shares of our common stock in the acquisition. Sands' claims also included additional shares allegedly due as a fee related to that acquisition and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

Pursuant to an arbitration award dated September 22, 1999, the arbitration panel that heard this case awarded Sands $14,070 and issued a declaratory judgment requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock pursuant to and in accordance with the terms of the purported October 1997 letter agreement. On October 13, 1999, Sands commenced a special proceeding to confirm the arbitration award in the Supreme Court of the State of New York, County of New York (the "New York Supreme Court"). On November 10, 1999, we moved to vacate the arbitration award. On March 20, 2000, the New York Supreme Court granted Sands’ petition to confirm the award and denied our motion to vacate the award. We appealed, and on January 23, 2001, the New York State Appellate Division, First Department (the "Appellate Division"), modified the judgment of the New York Supreme Court that had confirmed the arbitration award against us. The Appellate Division affirmed the portion of the New York Supreme Court judgment that had confirmed the granting of monetary relief of $14,070 to Sands but modified the judgment to vacate the portion of the arbitration award directing the issuance to Sands of a warrant to purchase 1,530,020 shares of our common stock. The Appellate Division held that the portion of the award directing us to issue warrants to Sands is too indefinite to be enforceable and remanded the matter to the arbitration panel for a final and definite award with respect to such relief or its equivalent (including possibly an award of monetary damages). The arbitration panel commenced hearings on the matters remanded by the Appellate Division in June 2001. On November 7, 2001, the arbitration panel issued an award again requiring us to issue to Sands a warrant to purchase 1,530,020 shares of our common stock purportedly pursuant to and in accordance with the terms of the October 1997 letter agreement. Thereafter, Sands submitted a motion to the New York Supreme Court to modify and confirm the arbitration panel’s award, while we filed a motion with the court to vacate the arbitration award. On February 25, 2002, the New York Supreme Court vacated the arbitration panel’s award. The Supreme Court concluded that the arbitration panel had "disregarded the plain meaning" of the directive given by the Appellate Division in the Appellate Division’s January 23, 2001 decision that remanded the matter of the warrant for reconsideration by the panel. The Supreme Court found that the arbitration panel’s award "lack[ed] a rational basis". The Supreme Court also remanded the matter to the New York Stock Exchange on the issue of whether the arbitration panel should be disqualified. Sands appealed the February 25, 2002 order of the Supreme Court to the Appellate Division. We filed a cross-appeal on issues relating to the disqualification of the arbitration panel.

On October 29, 2002, the Appellate Division issued a decision and order unanimously modifying the lower court's order by remanding the issue of damages to a new panel of arbitrators and otherwise affirming the lower court's order. The Appellate Division's decision and order limited the issue of damages before the new panel of arbitrators to reliance damages which would not to include an award of lost profits. Reliance damages are out-of-pocket damages incurred by Sands. The Appellate Division stated that the lower court properly determined that the arbitration award, which had granted Sands warrants for 1,530,020 shares of the registrant's stock, was incorrect.

On March 18, 2003, the Appellate Division of the Supreme Court of New York denied a motion by Sands for re-argument of the October 29, 2002 decision, or, in the alternative, for leave to appeal to the Court of Appeals. A new arbitration took place in early June 2004.

On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands versus us, awarding Sands $150,000 in reliance damages. A motion to confirm this award has been awarded to Sands. In September 2005, Sands filed a motion seeking leave from the New York Court of Appeals to appeal the prior orders of the Appellate Division vacating the prior Arbitration Panel's warrant awards. Accordingly, $150,000 has been recorded in the accompanying financial statements, but the case may be subject to further legal proceedings.

Subash Chandarana et al. v. Generex Biotechnology Corporation. In February 2001, a former business associate of Dr. Pankaj Modi ("Modi") and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and Modi that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by CTI. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The court granted our motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Modi and us. We opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and us. A statement of claim was served in July 2004. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Pankaj Modi vs. Generex Biotechnology Corporation. In February 2005, a consultant filed a Statement of Claim in the Ontario Superior Court of Justice, File No., 05-CV-284560 PD1, seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. We are of the view that we have no liability in this matter and intend to defend this action vigorously. Due to the early stage of this action, we are not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

We are involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, we do not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on our financial position, operations or cash flows.

With respect to all litigation matters, as additional information concerning the estimates used by us becomes known, we reassess each matter’s position both with respect to accrued liabilities and other potential exposures.

Item 4.  Submission of Matters to a Vote of Security Holders.

None

PART II

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer
Purchases of Equity Securities.

Market Information

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

The table below also sets forth the high and low closing "bid" prices for our common stock reported on the NASDAQ SmallCap Market for each fiscal quarter in the prior two years ended July 31, 2005. High and low closing "bid" prices, which represent prices between dealers, do not include retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Prices
	High	Low

Fiscal 2004
First Quarter	$2.47	$1.12
Second Quarter	$2.32	$1.23
Third Quarter	$2.02	$1.26
Fourth Quarter	$1.86	$1.00

Fiscal 2005
First Quarter	$1.25	$0.80
Second Quarter	$0.90	$0.60
Third Quarter	$0.89	$0.52
Fourth Quarter	$0.98	$0.58

The closing “bid” price for our common stock reported on October 13, 2005 was $0.73.

At October 13, 2005, there were 720 holders of record of our common stock.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of July 31, 2005 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

	(a)	(b)	(c)

Equity compensation plans approved by security holders

2000 Stock Option Plan	240,000	$7.19	1,760,000

2001 Stock Option Plan	11,367,269	$1.39	632,731

Total	11,607,269	$1.51	2,392,731

Equity compensation plans not approved by security holders	0	0	0

Total	11,607,269	$1.51	2,392,731

Sales of Unregistered Securities

In the fiscal year ended July 31, 2005 and the subsequent period, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as we have reported on Current Reports on Form 8-K and on Quarterly Reports on Form 10-Q filed during the period covered by this Annual Report on Form 10-K and the subsequent period. In addition, during the fiscal quarter ended July 31, 2005, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act as follows:

In June 2005, we issued G&H Associates LTD (“G&H”) 63,207 shares of our common stock as consideration for G&H’s financial consulting services pursuant to the terms of the Corporate Consulting Agreement entered into by us and G&H on November 4, 2004. The sale of the shares to G&H was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that G&H is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock were legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

On July 22, 2005, Cranshire Capital, L.P. (“Cranshire”) agreed to extend the interest payment date and the maturity date under the March 28, 2005 Promissory Note and Agreement with us from July 22, 2005 to September 20, 2005. On the same date, Omicron Master Trust (“Omicron”) agreed to extend the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with us from July 22, 2005 to September 20, 2005. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on July 22, 2010. The rights of Cranshire and Omicron under the July 22 2005 warrants are described in this Annual Report on Form 10-K below under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of the July 22, 2005 warrants, including shares of common stock into which the July 22, 2005 warrants are exercisable, by us to Cranshire and Omicron was exempt from registration under Section 4(2) of the Securities Act. Each of Cranshire and Omicron has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Any certificates issued representing the July 22, 2005 warrants and shares of common stock issued upon exercise of the July 22, 2005 warrants will be legended to indicate that they are restricted. No sale of these securities involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the Securities.

In the fiscal quarter ended July 31, 2005, we issued 910,447 shares of restricted common stock to certain suppliers of goods and services in satisfaction of an additional aggregate amount of US $746,566 representing accounts payable owed by us. The number of shares awarded was calculated using a price per share of $0.82. The sales of the restricted stock were exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of the suppliers to which we have issued restricted shares of common stock has represented to us that he or it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificates issued for the shares of common stock issued to such suppliers were legended to indicate that they are restricted. The sales of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2005.

Item 6.   Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2005, 2004 and 2003 were audited by BDO Dunwoody, LLP. Our financial statements for the years ended July 31, 2002 and 2001 were audited by Deloitte & Touche LLP.

in thousands	2005	2004	2003	2002	2001

Operating Results:

Revenue	$392	$627	--	--	$1,000

Net Loss	(24,002)	$(18,363)	$(13,262)	$(13,693)	$(27,097)

Net Loss Available to Common Stockholders	(24,002)	$(19,173)	$(14,026)	$(14,414)	$(27,097)

Cash Dividends per share Common Stockholders	--	--	--	--	--

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(.66)	(.64)	(.67)	(.70)	(1.44)

Financial Positions:

Total Assets	$13,466	$19,012	$22,639	$28,161	$42,666

Long-Term Debt	$3,288	$2,225	$1,895	$663	$693

Convertible Debentures	$1,315	--	--	--	--

Series A, Preferred Stock	--	$14,310	$13,501	$12,736	$12,015

Stockholder's Equity	$6,127	$530	$5,857	$12,863	$27,307

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of
Operations.

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

Business History

We are engaged primarily in the research and development of drug delivery technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator.

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the "Development and License Agreement") to develop this product with Eli Lilly and Company ("Lilly"). To date, over 1,100 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 upfront payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retained all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the "Bulk Supply Agreement") for the sale of human insulin crystals by Lilly to us over a three-year period.

In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture was being conducted. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

In connection with the joint venture, EIS purchased 1,000 shares of our Series A Preferred Stock for $12,015,000, which EIS transferred, shortly thereafter, to Elan Pharmaceuticals Investment III, an affiliate of Elan ("EPIL III"). We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock were to be outstanding on January 16, 2007, we would have been required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference, either in cash, or in shares of common stock with a fair market value equal to the redemption price. Alternatively, the Series A Preferred Stock could have been converted, under certain conditions, into shares of our common stock. EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose.

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

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock could not transfer the shares of common stock issuable upon conversion thereof and we would have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date. On or about December 15, 2004, EPIL III conducted the auction and received an offer to buy the shares of Series A Preferred Stock. On or about December 31, 2004, EPIL III sold the shares of Series A Preferred Stock, and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

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

With the anticipated launch of commercial sales of our oral insulin product in Ecuador in 2005, we expect to receive revenues from product sales in the fiscal year ending July 31, 2006. We do not expect this revenue to be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal year ended July 31, 2005, we received a total of $392,112 in such research grants, and we have received a total of $1,019,296 in such research grants. We do not expect to receive such grants on the going forward basis. We expect to satisfy the majority of our cash needs during the current year from capital raised through equity financings.

Disclosure Regarding Research and Development Projects

Our major research and development projects are the refinement of our basic buccal delivery technology, our buccal insulin project and our buccal morphine product.

Both our insulin product and our morphine product are in clinical trials. During last fiscal year we did not expend resources to further our buccal morphine product. In Canada, we are in the process of finalizing submission to Canadian HPB to start Phase III trials for our insulin. In order to obtain FDA and Canadian HPB approval for any of our product candidates, we will be required to complete "Phase III" trials which involve testing our product with a large number of patients over a significant period of time. The conduct of Phase III trials will require significantly greater funds than we either have on hand or have experience in raising in any year or two years' time. We will therefore need to receive funding from a corporate collaborator, or engage in fundraising on a scale with which we have no experience.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. During fiscal 2005, approximately 84% of our $7,750,731 in research expenses was attributable to insulin and platform technology development, and did not spend any money on morphine and fentanyl projects. As morphine and fentanyl are both narcotic painkillers, the research is related. In the same period of fiscal 2004, approximately 90% of our $8,522,984 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 16% or $1,210,512 of our research and development expenses for the fiscal year ended July 31, 2005 were related to Antigen's immunomedicine products compared to approximately 11% or $937,385 for the fiscal year ended July 31, 2004. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Developments in Fiscal 2005

On August 10, 2004, we issued an aggregate 620,000 shares of our common stock and 500,000 warrants to purchase our common stock to certain consultants in exchange for financial services recognizing expense of $1,090,800 to financial services.

On August 26, 2004, Dr. Pankaj Modi resigned from his position as an officer of Generex. Also, on August 26, 2004, Dr. Modi notified us that the Consulting Agreement between Dr. Modi and us would terminate effective August 25, 2005. We do not believe that Dr. Modi's resignation or the termination of his Consulting Agreement with us has, or will, materially adversely affect us.

On October 26, 2004, we granted a total of 1,942,000 options to purchase shares of our common stock to certain employees and consultants at $0.94 per share and 150,000 options to an employee to purchase shares of our common stock at $1.10 per share. The options issued to non-employees resulted in $75,600 charge to operations.

On November 10, 2004, we entered into a Securities Purchase Agreement with four accredited investors for a private placement of 6% Secured Convertible Debentures (the “Debentures”) and warrants for an aggregate purchase price of $4,000,000. We completed this private placement on November 12, 2004. The Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of six percent (6%) per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten (10) trading day volume weighted average price for our common stock for the ten (10) trading day period immediately preceding the date definitive agreements were signed. The warrants are initially exercisable into the same number of shares of our common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. In accordance with the terms of the private placement, we were required to register for resale the shares of common stock issuable upon conversion of the Debentures and upon exercise of the warrants. On December 15, 2004, we filed a Registration Statement on Form S-3 (File No. 333-121309) in connection with this transaction. The Registration Statement became effective on January 24, 2005.

In connection with the November 12, 2004 transaction, we granted an Additional Investment Right to each investor. Pursuant to the terms of each Additional Investment Right, each investor has the right at any time prior to January 24, 2006, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such investor at the closing of the private placement. In addition, we paid to a placement agent (i) a cash fee equal to seven percent (7%) of the gross proceeds received by us and (ii) warrants exercisable into approximately 145,000 shares of our common stock at the same exercise price as the investors' warrants.

The aggregate number of shares of common stock issuable pursuant to the November 12, 2004 transaction exceeds 19.99% of the outstanding shares of our common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the investors, whereby such insiders agreed to vote at the 2005 Annual Meeting of Stockholders all shares of our common stock held by them in favor of authorizing the issuance of an amount of shares of our common stock in excess of 19.99% of the outstanding common stock prior to consummating the transaction. As discussed above in Part I - Item 4. Submission of Matters to a Vote of Security Holders, at the 2005 Annual Meeting of Stockholders, this proposal was approved by our stockholders. We undertook this offering in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act.

On November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we did not comply with Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. However, upon consummation in December 2004 of the transactions contemplated by a Termination Agreement we entered into with Elan, as more fully described below, we regained compliance with Marketplace Rule 4310(c)(2)(B).

On November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we did not comply with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 calendar days from the date of the notice, or until May 23, 2005, to regain compliance with the Rule. As more fully described below, because we met all initial inclusion criteria for the SmallCap Market set forth in Marketplace Rule 4310(c), except for bid price, as of May 23, 2005, we have until November 21, 2005 to regain compliance with Marketplace Rule 4310(c)(4).

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

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the "Closing Date"), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock could not transfer the shares of common stock issuable upon conversion thereof and we would have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date. On or about December 15, 2004, EPIL III conducted the auction and received an offer to buy the shares of Series A Preferred Stock. On or about December 31, 2004, EPIL III sold the shares of Series A Preferred Stock, and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock as approximately $14,300,000 of mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

In February 2005, a consultant commenced an action in the Ontario Superior Court of Justice against us seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. We are of the view that the claims are wholly without merit and intends to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or estimate an amount or range of potential loss, if any, from this legal proceeding.

We entered into a Promissory Note and Agreement with Cranshire Capital, L.P. ("Cranshire") on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron Master Trust ("Omicron") on April 6, 2005 pursuant to which Cranshire and Omicron loaned us the principal amount of $500,000 and $100,000, respectively. As additional consideration for the loans from Cranshire and Omicron, we issued on April 28, 2005 a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on April 27, 2010. The terms and conditions of the loans from Cranshire and Omicron, as well as the rights of Cranshire and Omicron under the warrants, are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 30, 2005, we entered into an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, ("Eckert Seamans"), pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under our 6% Secured Convertible Debentures. The terms and conditions of the Assistance Agreement with Eckert Seamans, as well as our obligations with respect to the 6% Secured Convertible Debentures, are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On March 31, 2005 Generex Pharmaceuticals, Inc. (“GPI”), our wholly-owned subsidiary, entered into a mortgage loan transaction pursuant to which GPI borrowed approximately $183,804 ($230,000 CND) (the “March GPI Loan”). The net proceeds to GPI after fees and disbursements were approximately $159,596 ($200,800 CND). The March GPI Loan was secured by, inter alia, a charge registered against real property owned by GPI. The loan was for a term of two years with an annual interest rate of 13.5 % calculated monthly.

On April 5, 2005, our Board of Directors granted stock options to purchase shares of our common stock under our 2001 Stock Option Plan, as amended, to the following officers and directors of the Company:

Anna E. Gluskin, Chairman of the Board of Directors, President and Chief Executive Officer	250,000 shares
Rose C. Perri, Chief Operating Officer, Chief Financial Officer, Treasurer Secretary and Director	250,000 shares
Mark Fletcher, Executive Vice President and General Counsel	250,000 shares
Dr. Gerald Bernstein, Vice President of Medical Affairs and Director	100,000 shares

The effective date of the grant of all of the above-mentioned options is December 13, 2004, and the exercise price is $0.61 per share, which represents the closing price of our common stock on The Nasdaq SmallCap Market on such date. All of the options became exercisable immediately upon grant and expire on December 13, 2009. The option grant to Dr. Bernstein was made pursuant to the terms of his employment agreement with us, dated April 1, 2002, in respect of contract years ending March 31, 2004 and 2005.

On April 5,2005, in recognition of Company management achievements, our Board of Directors also awarded bonuses to certain of our executive officers and directors in the form of stock options to purchase shares of our common stock under the 2001 Stock Option Plan as follows: Ms. Gluskin - 819,672 shares; Ms. Perri - 409,836 shares; and Mr. Fletcher - 327,869 shares. The exercise price for the foregoing options is $0.001 per share. All of the options became exercisable immediately upon grant and expire on April 4, 2010. Our Board of Directors also increased the annual base salaries of certain executive officers effective as of August 1, 2004. Ms. Gluskin’s annual base salary was increased from $350,000 to $425,000; Ms. Perri’s annual base salary was increased from $295,000 to $325,000; and Mr. Fletcher’s annual base salary was increased from $130,000 to $250,000. These were the first salary adjustments for Ms. Gluskin and Ms. Perri since August 1, 2002 and for Mr. Fletcher since April 1, 2003. The Board directed that the payment of any and all unpaid salary amounts to Ms. Gluskin, Ms. Perri and Mr. Fletcher as of April 4, 2005, including all unpaid amounts arising from such retroactive increases and any and all salary amounts foregone by Ms. Gluskin and Ms. Perri, be satisfied by the issuance under the 2001 Stock Option Plan of stock options to purchase shares of our common stock at the exercise price of $0.001 per share. The number of shares awarded was calculated using the closing price of our common stock on The Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share). Accordingly, Ms. Gluskin, Ms. Perri and Mr. Fletcher received options to purchase 301,032, 166,916 and 142,857 shares of our common stock, respectively, in respect of such retroactive salary adjustments calculated for the period from August 1, 2004 to March 31, 2005 and salary accrued through March 31, 2005. All of the options became exercisable immediately upon grant and expire on April 4, 2010.

On April 5, 2005, our Board of Directors also awarded a cash bonus to Dr. Bernstein in the amount of $82,500 that was paid through monthly advances against potential cash bonuses pursuant to the terms of his employment agreement, dated April 1, 2002. On April 5, 2005, we and Dr. Bernstein also agreed to amend Dr. Bernstein’s employment agreement, which expired on March 31, 2005, as follows: the term was extended for three years until March 31, 2008; Dr. Bernstein’s annual base compensation was increased from $150,000 to $200,000 effective April 1, 2005; and the provision entitling Dr. Bernstein to monthly advances against cash bonuses in the amount of $2,500 was deleted as of April 1, 2005.

On April 5, 2005, our Board of Directors also awarded each of our non-employee directors, John P. Barratt, Mindy J. Allport-Settle, Brian T. McGee and Peter G. Amanatides, an option to purchase 100,000 shares of our common stock under the 2001 Stock Option Plan at an exercise price equal to the closing price of our common stock on The Nasdaq SmallCap Market as of April 4, 2005 ($0.56 per share). Each such option became exercisable immediately upon grant and will be exercisable until the fifth anniversary of the date of grant.

On April 12, 2005, we issued 175,316 shares of common stock resulting from the conversion of $143,500 of convertible debenture principal.

On April 27, 2005, GPI entered into a mortgage loan transaction pursuant to which GPI borrowed approximately $345,738 ($435,000 CND) (the “April GPI Loan”). The net proceeds to GPI after fees and disbursements were approximately $265,145 ($333,600 CND). The April GPI Loan was secured by, inter alia, charges registered against real property owned by GPI. The loan was for a term of one year with an annual interest rate of 16.5 % calculated monthly.

In May 2005, we issued an aggregate of 1,163,573 shares of common stock resulting from the conversion of $954,000 of convertible debenture principal and $130 of accrued interest.

On May 3, 2005, we announced that Oral-lyn™, our proprietary oral insulin spray formulation, was approved for commercial marketing and sale by the Ecuadorian Ministry of Public Health for the treatment of both Type-1 and Type-2 diabetes. Oral-lyn™ is delivered via our proprietary RapidMist™ device into the human mouth where it is absorbed with no lung deposition. We expect that our South American joint venture partner, PharmaBrand S.A., will handle the commercial launch of Oral-lyn™ in Ecuador, subject to obtaining financing needed for launch and a suitable production facility. We are continuing our efforts to secure the participation of a multi-national pharmaceutical co-marketing partner for the balance of South America.

On May 19, 2005, the March GPI Loan and the April GPI Loan were consolidated and restructured (the “Consolidated GPI Loan”). Pursuant to the revised arrangement, GPI repaid an aggregate of approximately $210,622 ($265,000 CND) (the “Consolidated GPI Loan Repayment”) in respect of the March GPI Loan and the April GPI Loan, leaving a Consolidated GPI Loan principal of approximately $317,920 ($400,000 CND). GPI paid an aggregate of approximately $28,595 in fees and disbursements in connection with the Consolidated GPI Loan. The Consolidated GPI Loan is secured by, inter alia, charges against real property owned by GPI. The loan was for a term of 1 year with an annual interest rate of 16.5 % calculated monthly.

On May 19, 2005, GPI entered into two additional mortgage loan transactions pursuant to which GPI borrowed an aggregate of approximately $643,788 ($810,000 CND) (together, the “May GPI Loans”). The net proceeds to GPI after fees and disbursements (including fees and disbursements in connection with the Consolidated GPI Loan) and the Consolidated GPI Loan Repayment were approximately $377,029 ($474,369 CND). The May GPI Loans are secured by, inter alia, charges registered against real property owned by GPI. Both loans are for a term of one year with an annual interest rate of 4.924% as to the $246,388 loan and 4.913% as to the $397,400 loan calculated semi-annually.

On May 25, 2005, we received notice from the Staff of The Nasdaq Stock Market that, during the 180 calendar day period ending May 23, 2005, we had not regained compliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for 30 consecutive business days; however, the Staff noted that on May 23, 2005, we met all initial inclusion criteria for the SmallCap Market set forth in Marketplace Rule 4310(c), except for bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we have additional 180 calendar days, or until November 21, 2005, to regain compliance with Rule 4310(c)(4). If, at any time before November 21, 2005, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, we will regain compliance with the Rule. In the event that we cannot demonstrate compliance with Marketplace Rule 4310(c)(4) by November 21, 2005 and we are not eligible for an additional compliance period, the Staff will notify us that our securities will be delisted, at which time we may appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock will continue to trade on the SmallCap Market.

On June 7, 2005, Cranshire agreed to extend the interest payment date and the maturity date under the March 28, 2005 Promissory Note and Agreement with us from May 15, 2005 to July 22, 2005. On June 7, 2005, Omicron agreed to an identical extension of the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with us. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on June 7, 2010. The rights of Cranshire and Omicron under the June 7, 2005 warrants are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 16, 2005, we and each of the investors party to the November 12, 2004 private placement described above entered into Amendment No. 1 to the Securities Purchase Agreement, dated November 10, 2004, and the Registration Rights Agreement, dated November 10, 2004 (“Amendment No. 1”), pursuant to which the investors agreed to exercise of 50% of their Additional Investment Rights in the aggregate amount of $2,000,000. As of June 17, 2005, funding of the transaction occurred, and the closing conditions specified under Amendment No. 1 were satisfied. In consideration for the investors’ exercise of their Additional Investment Rights:

•
we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and reduced the conversion of the AIR Debentures from $0.82 as originally agreed to $0.60; but such reduction in the conversion price of the AIR Debentures will not trigger any anti-dilution adjustments to the existing Debentures and warrants;

•	we issued the investors warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share (the “AIR Warrants”);

•
we granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (a) additional AIR Debentures in principal amount equal to the principal amount of AIR Debentures issuable to each investor upon the AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (b) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the AIR Debentures contemplated in clause (a) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional Investment Rights) (the “Additional AIR Warrants”).

Under the terms of Amendment No. 1, we also agreed to provide registration rights with respect to the securities issuable upon conversion/exercise of the AIR Debentures, the Additional AIR Debentures and the Additional AIR Warrants consistent with the investors’ existing registration rights under the Registration Rights Agreement, dated November 10, 2004. On July 15, 2005, we filed a Registration Statement on Form S-3 (File No. 333-126624) in connection therewith. This Registration Statement was declared effective on July 29, 2005 by the Securities and Exchange Commission (the “SEC”).

The terms of the AIR Debentures, including the interest rate at which they will accrue, their payment terms and the material terms under which they may be accelerated and increased, are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The AIR Warrants will be initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each AIR Warrant will be equal to $0.82. The conversion price of the AIR Debentures and the exercise price of the AIR Warrants will be subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Additional AIR at any time after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the AIR Debentures and AIR Warrants has gone effective and (ii) June 17, 2007.

In addition, in connection with the transactions contemplated by Amendment No. 1, we issued to a placement agent (i) 170,732 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the AIR Warrants.

As we obtained shareholder approval at our April 5, 2005 Annual Meeting of Stockholders for the issuance of up to an aggregate of 10,000,000 shares of common stock or securities convertible into common stock for a price of not less than 70% of the market price at the time of issuance and for aggregate consideration not to exceed $50,000,000, in excess of the number of shares that NASDAQ’s Marketplace Rules 4350(i)(1)(c) and (D) permit us to issue without prior stockholder approval, no further stockholder approval was necessary in connection with the transactions contemplated by Amendment No. 1. We undertook the offer and sale of the AIR Debentures, AIR Warrants and Additional AIRs in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act.

In June 2005, we issued an aggregate of 483,594 shares of common stock resulting from the conversion of $290,000 of convertible debenture principal and $156 of accrued interest.

On July 22, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date under the March 28, 2005 and April 6, 2005 Promissory Note and Agreements with us from July 22, 2005 to September 20, 2005. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on July 22, 2010. The rights of Cranshire and Omicron under the July 22 2005 warrants are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In July 2005, we issued an aggregate of 153,398 shares of common stock resulting from the conversion of $92,000 of convertible debenture principal and $199 of accrued interest.

Developments Subsequent to Fiscal 2005

On September 8, 2005, we and each of the investors party to the November 12, 2004 private placement and Amendment No. 1 described above entered into an Amendment No. 2 to the Securities Purchase Agreement, dated November 10, 2004 as amended, and the Registration Rights Agreement, dated November 10, 2004 as amended (“Amendment No. 2”), pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of Additional Investment Rights (the “Second AIR Exercise”). In connection with this investment:

•
we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and reduced the conversion price of the AIR Debentures from $0.82 as originally agreed to $0.60; but such reduction in the conversion price of the AIR Debentures will not trigger any anti-dilution adjustments to the outstanding Debentures and Warrants;

•
we issued the investors warrants to purchase an aggregate of 2,439,024 shares of the Company’s common stock at the exercise price of $0.82 per share (the “AIR Warrants”); exercisable for five years commencing six months following the issuance thereof;

•
we granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (a) additional AIR Debentures in principal amount equal to the principal amount of AIR Debentures issuable to each investor upon the Second AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (b) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (a) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional Investment Rights), being $0.82 (the “Additional AIR Warrants”).

Under the terms of Amendment No. 2, we agreed to register for resale the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants, as well as additional shares issuable upon conversion of the AIR Debentures due to the decrease in conversion price, consistent with the investors’ existing registration rights under the Registration Rights Agreement, dated November 10, 2004, with the exception that we would have 45 days to file the registration statement rather than 30 days.

The AIR Debentures issued in connection with Amendment No. 2 are identical to the AIR Debentures issued in connection with Amendment No. 1, except that the principal amount outstanding under each AIR Debenture, at the option of the holder, is initially convertible at any time after the closing of Amendment No. 2 into shares of our common stock at a conversion price of $0.60. The terms of the AIR Debentures issued in connection with Amendment No. 1 are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of an Event of Default with respect to an AIR Debenture issued in connection with Amendment No. 2 will have the same effect as an Event Default with respect to an AIR Debenture issued in connection with Amendment No. 1 as discussed below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The AIR Warrants issued in connection with Amendment No. 2 are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each AIR Warrant is equal to $0.82. The conversion price of the AIR Debentures and the exercise price of the AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Additional AIR issued in connection with Amendment No. 2 at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the AIR Debentures and AIR Warrants has gone effective and (ii) September 8, 2007.

In addition, in connection with the transactions contemplated Amendment No. 2, we issued to a placement agent (i) 170,732 shares of our common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the AIR Warrants. We are seeking to register these shares, along with the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants issued in connection with Amendment No. 2 and additional shares issuable upon conversion of the AIR Debentures due to the decrease in conversion price, for resale on a Registration Statement on Form S-3 (File No. 333-128328) filed with the SEC on September 15, 2005 and became effective on September 28, 2005.

We undertook the offer and sale of the AIR Debentures, AIR Warrants and Additional AIRs in connection with Amendment No. 2 in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act.

In September and October 2005, we issued an aggregate of 4,763,856 shares of common stock resulting from the conversion of $2,938,419 of convertible debentures principal and interest.

On September 20, 2005, we failed to pay the outstanding principal balances under the $500,000 convertible promissory note entered into with Cranshire on March 28, 2005 and the $100,000 convertible promissory note entered into with Omicron on April 6, 2005. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its note ($528,082 in total) into 664,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its note ($105,644 in total) into 128,834 shares of our common stock. The terms and conditions of the notes are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

On October 1, 2005, we failed to pay the first installment due under the Assistance Agreement with Eckert Seamans pursuant to which we borrowed $325,179. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. As of October 1, 2005, all amounts due thereunder became payable on demand, and interest began accruing at the rate of 8% per annum. The total arrearage to date under the Assistance Agreement, as well as the terms and conditions of the Assistance Agreement with Eckert Seamans, are described below under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois Capital L.P. (“Iroquois”) in connection with their purchase of our 6% Secured Convertible Debentures pursuant to the Securities Purchase Agreement dated November 10, 2004, we issued a five-year warrant to purchase 300,000 shares of our common stock at $1.20 per share to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock at $1.20 per share to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The rights of Cranshire and Iroquois under the October 2005 warrants are described in this Annual Report on Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued to the holders of our 6% Secured Convertible Debentures pursuant to the Securities Purchase Agreement dated November 10, 2004, we issued to three of the holders five-year warrant to purchase an aggregate of 1,529,289 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with the exercise of holder’s outstanding warrants to purchase shares of our common stock. The rights of the holders of these warrants are described in this Annual Report on Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Year Ended July 31, 2005 Compared to Year Ended July 31, 2004

We had a net loss of $24,001,735 for the year ended July 31, 2005 (fiscal 2005) compared to a net loss of $18,362,583 in the year ended July 31, 2004 (fiscal 2004). The net loss for fiscal 2005 and 2004 excludes $0 and $810,003, respectively, in non-cash stock dividend on preferred shares. The main reason for the increase in net loss for the year is attributed to interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered during 2005 fiscal year. Our operation loss for the year decreased to $18,558,421 compared to $18,565,341 in operating loss for the fiscal year ended July 31, 2004. The decrease in our fiscal 2005 operating loss resulted from a decrease in research and development expenses (to $7,750,731 from $8,522,984), despite an increase in general and administrative expenses (to $11,199,802 from $10,669,541). Our revenue had also decreased from $627,184 in 2004 to $392,112 in the fiscal year ended July 31, 2005.

The increase in general and administrative expenses for fiscal 2005 reflects the increase in legal, audit and accounting, financial and consulting services and executive compensation. The increase in general and administrative expenses was partially offset by a decrease in level of participation in industry shows and seminars, travel associated with shows and financing activities, as well as decreased advertising and fewer payments on termination agreements.

The decrease in research and development expenses for fiscal 2005 reflects decreased level of research and development activities despite the increase in activities of Antigen. Numbers for fiscal 2004 also reflected bulk insulin purchases that were absent this year.

Our interest expense in fiscal 2005 increased to $4,300,512 compared to interest expense of $116,473 in fiscal 2004 due to interest paid in connection with convertible debentures entered into during the current fiscal year. Our interest and miscellaneous income decreased to $93,213 in 2005 compared to $245,671 l in fiscal 2004 primarily due to lower cash and short term investments balances during the current fiscal year. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $1,346,341 in 2005 compared to $0 in fiscal 2004. We received higher income from rental operations (net of expense) of $110,326 in fiscal 2005 compared to $73,560 in fiscal 2004.

Results of Operations
Year Ended July 31, 2004 Compared to Year Ended July 31, 2003

We had a net loss of $18,362,583 for the year ended July 31, 2004 (fiscal 2004) compared to a net loss of $13,261,764 in the year ended July 31, 2003 (fiscal 2003). The net loss for fiscal 2004 and 2003 excludes $810,003 and $764,154, respectively, in non-cash stock dividend on preferred shares. The increase in our fiscal 2004 net loss resulted from an increase in research and development expenses (to $8,522,984 from $5,150,075) and an increase in general and administrative expenses (to $10,669,541 from $8,698,615).

The increase in research and development expenses for fiscal 2004 reflects research and development activities of Antigen, the increase in activities of regulatory consultants, bulk insulin purchases and an increase in depreciation of the patents due to additional patents acquired in the acquisition of Antigen. The increase in general and administrative expenses for fiscal 2004 reflects the increase in consulting services, increased level of participation in industry shows and seminars, travel associated with shows and financing activities, increased insurance and depreciation expenses as well as termination agreements. The increase in general and administrative expenses was partially offset by a decrease in legal and litigation expenses and a reduction in executive compensation.

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

At July 31, 2005, we had cash and short-term investments of approximately $586,530. At July 31, 2004, our cash and short term investments were approximately $5,000,000. The decrease was attributable to the use of cash for ongoing operations. At July 31, 2005, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next three months based on the pace of our planned development activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

We entered into a Securities Purchase Agreement dated November 10, 2004 (the “Securities Purchase Agreement”) and issued 6% Secured Convertible Debentures (the “Debentures”) and related warrants on November 12, 2004 in connection with a private placement for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on February 1, 2005. Interest on the principal amount outstanding will accrue at a rate of six percent per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten trading day volume weighted average price for the common stock for the ten trading day period immediately preceding the date definitive agreements for purchase of the Debentures were signed. The warrants are initially exercisable into the same number of shares of the common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant is equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

In connection with the issuance of the Debentures, we granted an Additional Investment Right to holders of the Debentures. Pursuant to the terms of each Additional Investment Right, each holder has the right at any time prior to January 24, 2006, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such holder at the closing of the private placement. We also issued to a placement agent a warrant exercisable into approximately 145,000 shares of common stock at the same exercise price as the warrants issued to the holders of the Debentures.

The aggregate number of shares of common stock issuable pursuant to the November 2004 private placement of Debentures and related warrants exceeded 19.99% of the outstanding shares of our common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the holders of the Debentures, whereby such insiders agreed to vote at the next meeting of the Company’s stockholders all shares of common stock held by them in favor of authorizing the issuance of an amount of shares of common stock in excess of 19.99% of the outstanding common stock prior to consummating the private placement. The issuance of such shares was approved by our stockholders at the Annual Meeting of Stockholders held on April 5, 2005 as described above in Part I - Item 4. Submission of Matters to a Vote of Security Holders.

We entered into a Promissory Note and Agreement with Cranshire Capital, L.P. ("Cranshire") on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron Master Trust ("Omicron") on April 6, 2005 pursuant to which Cranshire and Omicron loaned us the principal amount of $500,000 and $100,000, respectively (the "Notes"). The outstanding principal balance under the Notes and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the Notes as described below. The Notes are subordinate to our obligations under the Debentures. We were obligated to use a portion of the proceeds received from Cranshire to pay two of the holders (not including Cranshire or Omicron) of the Debentures the full amount of the March 1, 2005 monthly amortization payments due under the Debentures.

On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on April 27, 2010. At the holders’ option, the outstanding principal balance under the Notes, together with any accrued but unpaid interest thereon, and the April 28, 2005 warrants are convertible or exercisable into shares of common stock at the conversion/exercise price of $0.82 per share. Cranshire and Omicron have agreed that they will neither convert the Notes nor exercise the April 28, 2005 warrants if such conversion or exercise would cause Cranshire and Omicron, together with their respective affiliates, to beneficially own more than 9.99% of the shares of common stock then outstanding. We have registered the shares of common stock issued upon conversion of the Notes and exercise of the April 28, 2005 warrants for resale on the Registration Statement on Form S-3 (File No. 333-126624) that became effective on July 29, 2005.

Cranshire's and Omicron’s right to convert the Notes is subject to certain participation rights of Iroquois Capital, L.P. and Smithfield Fiduciary, LLC, which, together with Cranshire and Omicron, are the holders of the Debentures issued pursuant to the Securities Purchase Agreement. The Securities Purchase Agreement is discussed in, and filed as an exhibit to, our Current Report on Form 8-K, filed November 12, 2004. The participation rights granted to the holders of the Debentures under the Securities Purchase Agreement provide that, upon any financing by us or any of our subsidiaries of common stock or debt or securities convertible or exercisable into common stock, each such holder will have the right to purchase up to 100% of such financing. To our knowledge, none of the other holders of Debentures elected to exercise their participation rights with respect to the Notes.

We did not pay the outstanding principal balances originally due on May 15, 2005 under the Notes. Interest on the outstanding principal balances under the Notes began accruing before the maturity date at the rate of 10% per annum. On June 7, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date of each of the Notes from May 15, 2005 to July 22, 2005. In consideration for the foregoing extension, we contemporaneously issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on June 7, 2010. At the holder’s option, each of the June 7, 2005 warrants will be exercisable into shares of our common stock at the exercise price of $0.82 per share. Each of Cranshire and Omicron has agreed that it will not exercise its June 7, 2005 warrant if such exercise would cause it, together with its affiliates, to beneficially own more than 9.99% of the shares of our common stock then outstanding. We registered the shares of common stock issuable upon exercise of the Amendment Warrants on the Registration Statement on Form S-3 (File No. 333-126624) that became effective on July 29, 2005.

On July 22, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date under the Notes from July 22, 2005 to September 20, 2005. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on July 22, 2010. At the holder’s option, each of the July 22, 2005 warrants will be exercisable into shares of our common stock at the exercise price of $0.82 per share. Each of Cranshire and Omicron has agreed that it will not exercise its July 22, 2005 warrant if such exercise would cause it, together with its affiliates, to beneficially own more than 9.99% of the shares of our common stock then outstanding.

On September 20, 2005, we failed to pay the outstanding principal balances under the Notes. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its Note ($528,082 in total) into 664,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its Note ($105,644 in total) into 128,834 shares of common stock.

On March 30, 2005, we entered into an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, ("Eckert Seamans"), pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures (the "Assistance Agreement"). In connection with this transaction, we executed a release in favor of Eckert Seamans. Eckert Seamans has represented us in various transactions and matters since 1998 and represented us with respect to the Securities Purchase Agreement and certain other transactions relating to the Debentures but did not represent us with respect to the Assistance Agreement or the release executed in connection therewith.

Under the terms of the Assistance Agreement, we agreed to repay such advance without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. On October 1, 2005, we failed to pay the first installment of $108,393 due under the Assistance Agreement. As of such date, all amounts owed to Eckert Seamans became payable on demand, and interest on such unpaid amounts began accruing at the rate of 8% per annum. Attached financial statements reflect interest accrual on this advance as of July 31, 2005. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. The total arrearage to date under the Assistance Agreement is approximately $15,000.

On June 16, 2005, we and each of the investors party to the November 12, 2004 private placement described above entered into Amendment No. 1 to the Securities Purchase Agreement and the Registration Rights Agreement, dated November 10, 2004 (“Amendment No. 1”), pursuant to which the investors agreed to exercise of 50% of their Additional Investment Rights in the aggregate amount of $2,000,000. As of June 17, 2005, funding of the transaction occurred, and the closing conditions specified under Amendment No. 1 were satisfied. In consideration for the investors’ exercise of their Additional Investment Rights:

•
we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and reduced the conversion of the AIR Debentures from $0.82 as originally agreed to $0.60; but such reduction in the conversion price of the AIR Debentures will not trigger any anti-dilution adjustments to the existing Debentures and warrants;

•	we issued the investors warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share (the “AIR Warrants”);

•
we granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (a) additional AIR Debentures in principal amount equal to the principal amount of AIR Debentures issuable to each investor upon the AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (b) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the AIR Debentures contemplated in clause (a) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional Investment Rights) (the “Additional AIR Warrants”).

The AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.60 and (ii) ninety percent (90%) of the average of the twenty trading day volume weighted average price for the common stock for the twenty trading day period immediately preceding the date of payment. At the option of the holder of each AIR Debenture, the principal amount outstanding under each AIR Debenture will be initially convertible at any time after the closing of Amendment No. 1 into shares of our common stock at a conversion price of $0.60.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such AIR Debentures. The interest rate on the AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the AIR Debentures from the due date to the date of payment.

The AIR Warrants are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each AIR Warrant is equal to $0.82. The conversion price of the AIR Debentures and the exercise price of the AIR Warrants are subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Additional AIR at any time after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the AIR Debentures and AIR Warrants has gone effective and (ii) June 17, 2007.

In addition, in connection with the transactions contemplated by Amendment No. 1, we issued to a placement agent (i) 170,732 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the AIR Warrants.

As we obtained shareholder approval at our April 5, 2005 Annual Meeting of Stockholders for the issuance of up to an aggregate of 10,000,000 shares of common stock or securities convertible into common stock for a price of not less than 70% of the market price at the time of issuance and for aggregate consideration not to exceed $50,000,000, in excess of the number of shares that NASDAQ’s Marketplace Rules 4350(i)(1)(c) and (D) permit us to issue without prior stockholder approval, no further stockholder approval was necessary in connection with the transactions contemplated by Amendment No. 1.

On September 8, 2005, we and each of the investors party to the November 12, 2004 private placement and Amendment No. 1 described above entered into an Amendment No. 2 to the Securities Purchase Agreement, as amended, and the Registration Rights Agreement, dated November 10, 2004 as amended (“Amendment No. 2”), pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of Additional Investment Rights (the “Second AIR Exercise”). In connection with the Second AIR Investment:

•
we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and reduced the conversion price of the AIR Debentures from $0.82 as originally agreed to $0.60; but such reduction in the conversion price of the AIR Debentures will not trigger any anti-dilution adjustments to the outstanding Debentures and Warrants;

•
we issued the investors warrants to purchase an aggregate of 2,439,024 shares of the Company’s common stock at the exercise price of $0.82 per share (the “AIR Warrants”); exercisable for five years commencing six months following the issuance thereof;

•
we granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (a) additional AIR Debentures in principal amount equal to the principal amount of AIR Debentures issuable to each investor upon the Second AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (b) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (a) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional Investment Rights), being $0.82 (the “Additional AIR Warrants”).

The AIR Debentures issued in connection with Amendment No. 2 are identical to the AIR Debentures issued in connection with Amendment No. 1 as described above, except that the principal amount outstanding under each AIR Debenture, at the option of the holder, is initially convertible at any time after the closing of Amendment No. 2 into shares of our common stock at a conversion price of $0.60. The occurrence of an Event of Default with respect to an AIR Debenture issued in connection with Amendment No. 2 will have the same effect as an Event Default with respect to an AIR Debenture issued in connection with Amendment No. 1 as discussed above.

The AIR Warrants issued in connection with Amendment No. 2 are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each AIR Warrant is equal to $0.82. The conversion price of the AIR Debentures and the exercise price of the AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Additional AIR issued in connection with Amendment No. 2 at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the AIR Debentures and AIR Warrants has gone effective and (ii) September 8, 2007.

In addition, in connection with the transactions contemplated Amendment No. 2, we issued to a placement agent (i) 170,732 shares of our common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the AIR Warrants.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois Capital L.P. (“Iroquois”) in connection with their purchase of our Debentures pursuant to the Securities Purchase Agreement, we issued a five-year warrant to pur     chase 300,000 shares of our common stock to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. At the holder’s option, each of the October 2005 warrants is exercisable into shares of common stock at the exercise price of $1.20 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the October 2005 warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its October 2005 warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our shares of common stock then outstanding.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued pursuant to the Securities Purchase Agreement, we issued to Cranshire, Omicron and Smithfield Fuduciary LLC five-year warrants to purchase an aggregate of 1,529,289 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with their exercise of outstanding warrants to purchase shares of our common stock. At the holder’s option, each of the October 2005 warrants is exercisable into shares of common stock at the exercise price of $1.25 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the October 2005 warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its October 2005 warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our shares of common stock then outstanding.

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

Going Concern Uncertainty

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2005 and our consolidated statements of operation, stockholder’s equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception and had an accumulated deficit at July 31, 2005 of approximately $120 million. We have funded our activities to date almost exclusively from debt and equity financings.

We are in the development stage and have realized minimal revenues to date. We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet our operating cash flow requirements include financing activities such as private placement of our common stock, preferred stock offerings, debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

While we believe that we will be successful in obtaining the necessary financing to fund our operations, there are no assurances that such additional funding will be achieved and that we will succeed in our future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should we be unable to continue in existence.

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

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	6,730,755	5,994,915	735,840	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	78,241	40,586	29,047	8,608	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$6,808,996	$6,035,501	$764,887	$8,608	$0

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

We utilize a management company to manage all of our real properties. The property management company is owned by Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, Anna Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2005 and 2004 we paid the management company approximately $44,024 and $40,180, respectively, in management fees.

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

•
A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of SFAS 123R that remain unvested on the effective date; or

•
A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

As permitted by SFAS 123, we currently account for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, we generally recognize no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had we adopted SFAS 123, is described in the stock-based compensation section of Note 2 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, we have not yet completed the analysis of the ultimate impact that this new pronouncement will have on our results of operations, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We are currently evaluating the impact of adopting this statement.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We are currently evaluating the impact of adopting this statement.

Item. 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As of July 31, 2005, we have fixed rate debt totaling $3,307,362. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$790,337	5.8%
$407,790	4.913%
$252,830	4.924%
$612,524	6.85%
$327,040	8.5%
$197,353	10%
$408,800	11.5%
$310,688	16.5%
$3,307,362	Total

These debt instruments mature from October 2005 through August 2006. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

Item 8.  Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE

Report of Independent Registered Public Accounting Firm	60

Consolidated Balance Sheets
July 31, 2005 and 2004	61

Consolidated Statements of Operations
For the Years Ended July 31, 2005, 2004 and 2003
and Cumulative From Inception to July 31, 2005	62

Consolidated Statements of Changes in Stockholders’ Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2005	63-72

Consolidated Statements of Cash Flows
For the Years Ended July 31, 2005, 2004 and 2003
and Cumulative From Inception to July 31, 2005	73

Notes to Consolidated Financial Statements	74-102

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a development stage company) as of July 31, 2005 and 2004 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended July 31, 2005 and for the period from November 2, 1995 (date of inception) to July 31, 2005. We have also audited the Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule II are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule II, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation (a development stage company) at July 31, 2005 and 2004 and the results of its operations and its cash flows for each of the three years in the period ended July 31, 2005 and for the period from November 2, 1995 (date of inception) to July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, Schedule II presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring net losses and negative cash flows from operations and has a working capital deficiency. These matters raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Dunwoody LLP
Toronto, Ontario
September 30, 2005

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2005	2004
ASSETS
Current Assets
Cash and cash equivalents	$586,530	$4,950,419
Restricted cash	204,734	206,421
Other current assets	165,586	870,934
Deferred debt issuance costs	337,798	--
Total Current Assets	1,294,648	6,027,774

Property and Equipment, Net	3,976,742	4,291,622
Assets Held for Investment, Net	2,371,749	2,250,506
Patents, Net	5,443,094	5,696,905
Deposits	--	395,889
Due From Related Party	379,612	349,294

TOTAL ASSETS	$13,465,845	$19,011,990

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilites
Accounts payable and accrued expenses	$2,410,846	$1,947,399
Short-term advance	325,179	--
Current maturities of long-term debt	2,571,530	1,366,122
Convertible Debentures, Net of Debt Discount of $2,108,459 and
$-0- at July 31, 2005 and 2004, respectively	1,314,926	--
Total Current Liabilities	6,622,481	3,313,521

Long-Term Debt, Net	716,361	858,661

Commitments and Contingencies
1,000,000 shares, stated at redemption value,
-0- and 1,191 shares issued and outstanding
at July 31, 2005 and 2004, respectively	--	14,310,057

Stockholders’ Equity
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
July 31, 2005 and 2004	1	1
Common stock, $.001 par value; authorized 150,000,000 shares at
July 31, 2005 and 2004; 41,933,898 and 34,262,448 shares issued
and outstanding	41,935	34,264
Additional paid-in capital	126,044,326	97,110,291
Notes receivable - common stock	--	(384,803)
Deficit accumulated during the development stage	(120,528,108)	(96,526,373)
Accumulated other comprehensive income	568,849	296,371
Total Stockholders’ Equity	6,127,003	529,751

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,465,845	$19,011,990

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
	For the Years Ended			(Date of Inception)
	July 31,			to July 31,
	2005	2004	2003	2005

Revenues	$392,112	$627,184	$--	$2,019,296

Operating Expenses:
Research and development	7,750,731	8,522,984	5,150,075	54,918,445
Research and development - related party	--	--	--	220,218
General and administrative	11,199,802	10,669,541	8,698,615	65,451,114
General and administrative - related party	--	--	--	314,328
Total Operating Expenses	18,950,533	19,192,525	13,848,690	120,904,105

Operating Loss	(18,558,421)	(18,565,341)	(13,848,690)	(118,884,809)

Other Income (Expense):
Miscellaneous income (expense)	70,345	(3,593)	94,376	195,693
Income from Rental Operations, net	110,326	73,560	20,790	204,676
Interest income	22,868	249,264	543,336	3,394,480
Interest expense	(4,300,512)	(116,473)	(72,201)	(4,834,935)
Loss on extinguishment of debt	(1,346,341)	--	--	(1,346,341)

Net Loss Before Undernoted	(24,001,735)	(18,362,583)	(13,262,389)	(121,271,236)

Minority Interest Share of Loss	--	--	625	3,038,185

Net Loss	(24,001,735)	(18,362,583)	(13,261,764)	(118,233,051)

Preferred Stock Dividend	--	810,003	764,154	2,295,057

Net Loss Available to Common Shareholders	$(24,001,735)	$(19,172,586)	$(14,025,918)	$(120,528,108)

Basic and Diluted Net Loss Per Common Share	$(.66)	$(.64)	$(.67)

Weighted Average Number of Shares of
Common Stock Outstanding	36,537,318	30,167,535	20,885,164

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance November 2, 1995
(Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash,
February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash,
February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash,
February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash,
March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash,
April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash,
May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash,
May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash,
May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash,								-
July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777		-	-	13,383
Issuance of common stock for cash,
July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash,
July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash,
July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common
stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624
Issuance of common stock for cash,
September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash,
December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash,
January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash,
March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash,
May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash,
May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common
stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash,
May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash,
June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash,
June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash,
June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash,
June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash,
July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common
stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for
services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange
for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange
for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998
reverse merger between GBC-Delaware, Inc.
and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March
1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April
1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange
for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May
1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange
for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for
services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June
1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June
1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange
for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299
Issuance of common stock for cash, August
1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August
1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash,
September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash,
September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August -
October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for
services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for
services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange
for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for
services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for
services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for
services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash,
November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange
for services rendered, November 1998 -
January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash,
November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash,
November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for
services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash,
February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for
services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash,
March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash,
April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for
services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for
services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000
Issuance of warrants in exchange for
services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500
Issuance of warrants in exchange for
services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash,
May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for
services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50	-	-	388,375	389	-		1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note
receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services
rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant
exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered,
June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
Adjustment for exercise of warrants recorded
June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash,
September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement,
January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services
rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services
rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered,
January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private
placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services,
June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services
rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered
August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line
agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement, October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December 2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December 2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee
compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to
private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement,
January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation
settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services
rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services
rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash,
February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note
receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services
rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services
rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000
Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750
Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to
private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement, July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered,
July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered, July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash,
August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash
October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee
compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash
March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash
April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash									-
July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as
settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash
October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services
rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services
receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation, January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002, $2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)

Issuance of common stock in exchange for services rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to
private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement, May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to
private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation, June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen
Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction
with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003,
$1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services
rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003,
$2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services,
November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement,
January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee
compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services
rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to
private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement, July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2005
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services
rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services
rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services, Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing,
Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services
rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004
$25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of
$143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee
compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services
rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000
Issuance of common stock in satisfaction of
accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of
$300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of $410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000,
June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible
debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of
$190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of
accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures, July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of
accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505

Granting of stock options in exchange for services, July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
	For the Years Ended			(Date of Inception)
	July 31,			to July 31,
	2005	2004	2003	2005
Cash Flows From Operating Activities:
Net loss	$(24,001,735)	$(18,362,583)	$(13,261,764)	$(118,233,051)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,103,948	1,014,572	589,836	3,581,180
Minority interest share of loss	--	--	(625)	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	--	423,882
Write-off of uncollectible notes receivable - common stock	391,103	--		391,103
Write-off of deferred offering costs	--	--	--	3,406,196
Write-off of abandoned patents	66,952	--	9,134	76,086
Loss on extinguishment of debt	1,346,341	--	--	1,346,341
Common stock issued for services rendered	1,131,452	1,359,973	153,675	4,786,264
Non-cash compensation expense	--	45,390	--	45,390
Stock options and warrants issued for services rendered	547,755	178,433	1,159,910	6,833,873
Preferred stock issued for services rendered	--	--	--	100
Treasury stock redeemed for non-performance of services	(138,000)	--	--	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	248,107	--	--	248,107
Amortization of discount on convertible debentures	3,734,811	--	--	3,734,811
Common stock issued as interest payment on convertible debentures	76,996			76,996
Founders’ shares transferred for services rendered	--	--	--	353,506
Fees in connection with short-term refinancing of long-term debt	105,300	--	--	105,300
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	--	--	13,192	43,812
Other current assets	731,656	(538,795)	(78,886)	(112,241)
Accounts payable and accrued expenses	3,255,169	421,052	(553,606)	5,874,417
Other, net	--	--	--	110,317
Net Cash Used in Operating Activities	(11,400,145)	(15,881,958)	(11,969,134)	(90,083,796)

Cash Flows From Investing Activities:
Purchase of property and equipment	(63,735)	(646,383)	(506,108)	(4,292,716)
Costs incurred for patents	(193,429)	(285,350)	(108,576)	(1,494,986)
Change in restricted cash	19,333	(7,246)	(177,488)	(170,996)
Proceeds from maturity of short term investments	--	7,000,854	20,570,283	126,687,046
Purchases of short-term investments	--	(4,638,783)	(10,069,597)	(126,687,046)
Cash received in conjunction with merger	--	82,232	--	82,232
Advances to Antigen Express, Inc.	--	(32,000)	--	(32,000)
Increase in officers’ loans receivable	--	--	(12,073)	(1,126,157)
Change in deposits	395,889	(395,889)	107,755	(477,194)
Change in notes receivable - common stock	(6,300)	(24,805)	(23,113)	(91,103)
Change in due from related parties	--	32,807	--	(2,222,390)
Other, net	--	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	151,758	1,085,437	9,781,083	(9,735,627)

Cash Flows From Financing Activities:
Proceeds from short-term advance	325,179	--	--	325,179
Proceeds from issuance of long-term debt	815,832	161,167	--	1,970,148
Repayment of long-term debt	(98,447)	(73,140)	(60,004)	(1,206,938)
Change in due to related parties	--	--	--	154,541
Proceeds from exercise of warrants	--	--	2,296,502	4,552,984
Proceeds from exercise of stock options	--	126,640	111,300	1,010,440
Proceeds from minority interest investment	--	--	625	3,038,185
Proceeds from issuance of preferred stock	--	--	--	12,015,000
Proceeds from issuance of convertible debentures, net	6,299,930	--	--	6,299,930
Repayments of convertible debentures	(461,358)	--	--	(461,358)
Purchase of treasury stock	--	--	(88,338)	(483,869)
Proceeds from issuance of common stock, net	--	7,154,739	4,129,682	73,283,715
Purchase and retirement of common stock	--	--	--	(119,066)
Net Cash Provided by (Used in) Financing Activities	6,881,136	7,369,406	6,389,767	100,378,891

Effect of Exchange Rates on Cash	3,362	20,956	23,399	27,062

Net Increase (Decrease) in Cash and Cash Equivalents	(4,363,889)	(7,406,159)	4,225,115	586,530

Cash and Cash Equivalents, Beginning of Period	4,950,419	12,356,578	8,131,463	--

Cash and Cash Equivalents, End of Period	$586,530	$4,950,419	$12,356,578	$586,530

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

The Company’s subsidiary, Antigen Express, Inc. (Antigen), is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.  The Company’s immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). The immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are expected to greatly boost immune cell responses which diagnose and treat the ailments and conditions.

During the year ended July 31, 2005, the Company acquired the minority interest in Generex (Bermuda), Ltd., making it a wholly-owned subsidiary of the Company (see Note 20).

The Company is a development stage company, which has a limited history of operations and has not generated any revenues from operations prior to the acquisition of Antigen (see Note 3) with the exception of the $1 million received in conjunction with the execution of a development agreement. Subsequent to the acquisition of Antigen, the Company has grant revenue from government agencies related to Antigen’s operations. During the year ended July 31, 2005, the Company received $50,000 in conjunction with the execution of a licensing agreement (see Note 10). The Company has no products approved for commercial sale at the present time with the exception of its oral insulin formulation which was approved for commercial sale in Ecuador in early May 2005. The Company’s products candidates are in research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at July 31, 2005 of approximately $120 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries where the Company ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interests. All significant intercompany transactions and balances have been eliminated.

Development Stage Corporation
The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

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

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of patents under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and fair value.

Convertible Debentures
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the Convertible Notes. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Convertible Debentures (Continued)
In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"), the Company recognized the value attributable to the warrants to additional paid-in capital and a discount against the convertible debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

Revenue Recognition
Revenue is derived principally from grants provided by government agencies. The Company recognizes revenue from restricted grants in the period which the Company has incurred the expenditures in compliance with the specific restrictions.

Included in miscellaneous income are fees received under licensing agreements. Nonrefundable fees received under licensing agreements are recognized as revenue when received if the Company has not continuing obligations to the other party.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes.” Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock-Based Compensation
The Company has elected to continue to account for its stock compensation plans under the recognition and measurement principles of Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under APB 25, no compensation cost is generally recognized for fixed stock options in which the exercise price is greater than or equal to the market price on the grant date. In connection with the termination of certain employees, the company repriced 1,240,000 options. The repriced options are accounted for under variable accounting and compensation cost is recognized for the difference between the exercise price and the market price of the common shares until such options are exercised, expired or forfeited. During the years ended July 31, 2005, 2004 and 2003, the Company recognized $-0-, $45,390 and $-0- of compensation expense in connection with these options, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Stock-Based Compensation (Continued)
The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123.

	For the Years Ended July 31

	2005	2004	2003

Net Loss Available to Common
Stockholders, as Reported	$(24,001,735)	$(19,172,586)	$(14,025,918)

Add: Total Stock-Based Employee
Compensation Expense Included
In Reported Net Loss	--	(45,930)	--

Deduct: Total Stock-Based Employee
Compensation Expense Determined
Under Fair Value Based Method	2,199,300	1,786,920	3,335,731

Pro Forma Net Loss Available
to Common Stockholders	$(26,201,035)	$(20,913,576)	$(17,361,649)

Loss Per Share:
Basic and diluted, as reported	$(0.66)	$(0.64)	$(0.67)
Basic and diluted, pro forma	$(0.72)	$(0.69)	$(0.83)

In the event the Company utilizes equity instruments to acquire goods or services in share-based payment transactions, the fair value of the equity instrument is recorded in the statement of operations, in the underlying expense, and stockholders’ equity.

Net Loss Per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Refer to Note 17 for methodology for determining net loss per share.

Comprehensive Loss
Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders’ Equity.

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation. Management monitors the soundness of these institutions and considers the Company’s risk negligible.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Foreign Currency Translation
Foreign denominated assets and liabilities of the Company are translated into U.S. dollars at the prevailing exchange rates in effect at the end of the reporting period. Income statement accounts are translated at a weighted average of exchange rates which were in effect during the period. Translation adjustments that arise from translating the foreign subsidiary’s financial statements from local currency to U.S. currency are recorded in the other comprehensive loss component of stockholders’ equity.

Financial Instruments
The carrying values of miscellaneous receivables, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Due from related party approximates its fair value as it is due on demand and long-term debt approximates its fair value based upon the borrowing rates available for the nature of the underlying debt.

The Company follows the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement requires companies to record derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting.

Effects of Recent Accounting Pronouncements
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R “Share Based Payment.” This statement is a revision to SFAS 123 and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends FASB Statement No. 95, “Statement of Cash Flows”. This statement requires a public entity to expense the cost of employee services received in exchange for an award of equity instruments using the fair-value-based method. This statement also provides guidance on valuing and expensing these awards, as well as disclosure requirements of these equity arrangements. This statement is effective as of the beginning of the interim reporting period or the annual reporting period that begins after June 15, 2005.

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
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Effects of Recent Accounting Pronouncements (Continued)
As permitted by SFAS 123, the Company currently accounts for share-based payments to employees using APB Opinion 25’s intrinsic value method and, as such, the Company generally recognizes no compensation cost for employee stock options. The impact of the adoption of SFAS 123R cannot be predicted at this time because it will be depend on levels of share-based payments granted in the future. However, valuation of employee stock options under SFAS 123R is similar to SFAS 123, with minor exceptions. The impact on the results of operations and earnings per share had the Company adopted SFAS 123, is previously described in the stock based compensation section of this Note. Accordingly, the adoption of SFAS 123R’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. SFAS 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. Due to timing of the release of SFAS 123R, the Company has not yet completed the analysis of the ultimate impact that this new pronouncement will have on the results of operations, nor the method of adoption for this new standard.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect that the adoption of SFAS No. 153 will have a significant impact on the Company’s consolidated financial position or results of operations.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting for and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a significant impact on the consolidated results of operations or financial position of the Company.

Note 3 - Acquisitions:
On August 8, 2003, the Company acquired all of the outstanding capital stock of Antigen Express, Inc. pursuant to an Agreement and Plan of Merger (“Merger Agreement”) and Antigen became a wholly-owned subsidiary of the Company.

Antigen's facilities and headquarters are located in Worcester, Massachusetts. Antigen is engaged in research and development efforts focused on the development of immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Acquisitions (Continued):

The acquisition of Antigen brought two additional platform technologies to the Company. The immunomedicines based on these technologies allow for specific modulation of the immune system to allow for activation and re-activation against cancer and infectious agents and de-activation in the case of if allergy and autoimmune disease. The delivery technologies currently possessed by the Company, when used with Antigen’s active immunotherapies may provide for breakthrough therapeutics.

The Merger Agreement provided that each holder of Antigen common stock and each holder of each of the four outstanding series of Antigen preferred stock received shares of the Company’s common stock, par value $0.001 per share, for each share of Antigen common stock or preferred stock held by such holder. The Merger Agreement established exchange rates for the conversion of Antigen common and the various series of preferred stock into the Company’s common stock. An aggregate of 2,779,974 shares of the Company’s common stock was issued to the former Antigen stockholders in connection with the Merger. These shares were valued based upon the average trading price as quoted on the NASDAQ for the five days prior and subsequent to the announcement of the acquisition for a total of $4,645,059 or $1.6709 per share. In addition, pursuant to the Merger Agreement, the Company assumed Antigen common stock purchase options. The option holders received 105,000 shares of the Company’s common stock.

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

Current assets	$100,558
Property and equipment	10,026
Patents	4,878,012

Total assets acquired	$4,988,596

Current liabilities	191,187
Net assets acquired	$4,797,409

The results of operations of Antigen have been included in the consolidated financial statements since the date of acquisition.

The following unaudited pro forma financial information assumes that the acquisition consummated in 2003 had occurred as of the beginning of each period:

	July 31,
	2004	2003
Total Revenue	$627,184	$584,475
Net Loss Available to Common Stockholders	$19,172,586	$14,286,258
Basic and Diluted Net Loss per Common Share	$(0.64)	$(0.60)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2005	2004
Land	$367,478	$338,129
Buildings and Improvements	2,325,813	2,140,055
Furniture and Fixtures	87,524	83,957
Office Equipment	141,209	125,289
Lab Equipment	3,763,869	3,576,570

Total Property and Equipment	6,685,893	6,264,000
Less Accumulated Depreciation	2,709,151	1,972,378
Property and Equipment, Net	$3,976,742	$4,291,622

Depreciation expense amounted to $631,134, $575,709 and $474,764 for the years ended July 31, 2005, 2004 and 2003, respectively.

Note 5 - Property Held for Investment, Net:

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2005	2004
Assets Held For Investment	$2,581,703	$2,375,507

Less: Accumulated Depreciation	209,954	125,001

Assets Held For Investment, Net	$2,371,749	$2,250,506

Depreciation expense amounted to $73,077, $59,715 and $57,877 for the years ended July 31, 2005, 2004 and 2003, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $315,514, $237,040 and $252,416 of rental income and $205,188, $163,480 and $231,626 of rental expenses, including interest charges of $75,531, $49,693 and $77,033, for the years ended July 31, 2005, 2004 and 2003, respectively.

Note 6 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2005	2004
Patents	$6,338,104	$6,199,402

Less: Accumulated Amortization	895,010	502,497

Patents, Net	$5,443,094	$5,696,905

Weighted Average Life	15.1 years	16.4 years

Amortization expense amounted to $399,737, $377,719 and $57,195 for the years ended July 31, 2005, 2004 and 2003, respectively. Amortization expense is expected to be approximately $400,000 per year for the years ended July 31, 2006, 2007, 2008, 2009 and 2010. During the year ended July 31, 2005, the Company wrote off approximately $67,000 of patents to general and administrative expenses.

(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $20,937,976 and $15,357,321 for the years ended July 31, 2005 and 2004, respectively. Pretax losses arising from foreign operations (Canada and Bermuda) were $3,063,759 and $3,815,265 for the years ended July 31, 2005 and 2004, respectively. As of July 31, 2005, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $68,554,295, which expire in 2014 through 2025, and in Generex Pharmaceuticals Inc. of approximately $26,801,162, which expire in 2007 through 2012. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

For the years ended July 31, 2005, 2004 and 2003, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:
	July 31,
	2005	2004
Deferred Tax Assets:
Net operating loss carry forwards	$32,989,041	$27,417,561
Other timing difference	3,567,485	1,769,094
Total Deferred Tax Assets	36,556,526	29,186,655

Valuation Allowance	(34,950,200)	(27,443,257)

Deferred Tax Liabilities
Intangible assets	(1,449,881)	(1,552,501)
Other timing difference	(156,445)	(190,897)
Total Deferred Tax Liabilities	(1,606,326)	(1,743,398)

Net Deferred Income Taxes	$--	$--

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Federal statutory rate	(34.0)%	(34.0)%	(34.0)
Increase (decrease) in income taxes resulting from:

Imputed interest income on intercompany receivables
from foreign subsidiaries	--	1.6	1.4
Foreign taxes booked at different rates	--	--	.7
Nondeductible items	3.0	1.8	1.9
Other	--	--	.7
Change in valuation allowance	31.0	30.6	29.3

Effective tax rate	--%	--%	--%

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2005	2004

Accounts Payable	$999,726	$1,173,609
Accrued Legal and Settlements	599,461	252,537
Termination Agreements and Severance Pay	265,720	411,452
Audit and Accounting	274,627	100,000
Executive Compensation	271,312	9,801
Total	$2,410,846	$1,947,399

Note 9 - Short-Term Advance:

On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,000 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the November convertible debenture agreements. The Company is obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum. As of July 31, 2005, the Company has accrued approximately $9,000 in interest expense on the outstanding advance.

Note 10 - Commitments and Contingent Liabilities:

Consulting Services
The Company’s Consulting Agreement with its Vice President of Research and Development (the V.P.), as amended and supplemented, continues through July 31, 2010, subject to termination without cause by the V.P. or the Company at any time after January 31, 2003 upon 12 months prior written notice. The Consulting Agreement provides for an annual base compensation of $250,000 per year (starting August 1, 2000), subject to annual increases. In addition, the Consulting Agreement provides for certain bonus compensation to be paid to the V.P. for achievement of certain milestones under the Company’s development agreements with pharmaceutical companies. During the 2001 fiscal year, the Company paid the V.P. $300,000 for his involvement in securing a development agreement for a specific product with a pharmaceutical company. The Consulting Agreement also provides for the V.P. to be granted options to purchase 150,000 shares of common stock in each of the next 10 fiscal years, starting with the 2001 fiscal year. The options must be granted under option plans approved by the Company’s stockholders.

In connection with amending and supplementing the Consulting Agreement in January 1998, the Company issued 1,000 shares of Special Voting Rights Preferred Stock to the V.P. See Note 15 for description of Special Voting Rights Preferred Stock.

On August 26, 2004, the Vice President of Research and Development resigned from his position as an officer of the Company. The V.P. also gave notice to the Company that the Consulting Agreement between the V.P. and the Company will terminate effective August 25, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

Leases
The Company has entered into various operating lease agreements for the use of vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2005 are as follows:

Year	Amount

2006	$40,586
2007	21,669
2008	7,378
2009	7,378
2010	1,230
Thereafter	--
Total Minimum Lease Payments	$78,241

Lease expense amounted to $37,400, $40,239 and $42,504 for the years ended July 31, 2005, 2004 and 2003, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company leases a portion of the floor that it owns in an office building located in Toronto, Canada, as well as two commercial buildings. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2005:

Year	Amount

2006	$134,644
2007	121,429
2008	79,990
2009	33,033
Thereafter	--
Total	$369,096

Property Held for Investment
The Company leases units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2005:

Year	Amount
2006	$183,961
2007	158,595
2008	102,108
2009	29,469
Thereafter	--
Total	$474,133

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

Supply Agreements
The Company has a supply agreement with Valois, S.A. and Valois of America, Inc. (collectively Valois), to supply the Company with certain products developed and manufactured by Valois. Pursuant to the agreement, the Company shall pay milestone payments to Valois within 30 days of July 19 beginning in fiscal 2001 for the next five years. These milestone payments are based on exceeding certain specified levels of product purchases. If the milestone obligations are not met after a five-year period, the Company may elect to pay Valois an annual payment of $50,000 until the milestone obligation is met in order to maintain exclusive rights under the agreement. In the event the Company chooses to end the agreement after the fifth anniversary, the Company shall pay Valois a one-time payment of $350,000. There were no milestone payments required by the agreement in the years ended July 31, 2005, 2004 and 2003.

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

On November 5, 2003, the Company entered into a Bulk Supply Agreement with a pharmaceutical company for the sale of human insulin crystals to the Company over a three year period. The Bulk Supply Agreement established purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases. The prepayment was expensed as purchases were made. As of July 31, 2005 and 2004, $-0- and $495,000, respectively, is included in other current assets.

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

Note 10 - Commitments and Contingent Liabilities (Continued):

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

Pending Litigation (Continued)
On August 17, 2004, the Arbitration Panel of the New York Stock Exchange issued a final award in the case of Sands vs. the Company, awarding Sands $150,000 in reliance damages.  A motion to confirm this award has been filed by Sands and was granted on February 1, 2005.  In September 2005 Sands filed a motion seeking leave from the New York Court of Appeals to appeal to the prior orders of the Appellate Division vacating the prior Arbitration Panel’s warrant award. As such, the award may be subject to further legal proceedings. The Company has accrued $150,000 and it is included in the balance sheet under the caption accounts payable and accrued expenses.

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

Note 10 - Commitments and Contingent Liabilities (Continued):

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

On August 6, 2003, in conjunction with the Antigen acquisition, (see Note 3) the Company entered into at will employment agreements with five Antigen employees requiring the Company to pay an annual aggregate salary of $621,500 to the five employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement. On November 19, 2003, the Company terminated an employment agreement with one of these individuals. Subsequent to the termination, the Company is required to pay an annual aggregate salary of $456,500 to the remaining four employees.

On April 5, 2005, the Company agreed to extend an employment agreement, which expired March 31, 2005, whereby, the Company is required to pay an annual base salary of $200,000, effective April 1, 2005. In the event the agreement is terminated within the three-year term, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee the remaining amounts of base compensation, for the lesser of twelve months or the remainder of the term of this agreement, as well as any other compensation earned by the employee that payment was deferred.

License Agreements
On June 15, 2005 the Company entered into a five-year product licensing and distribution agreement with MedGen Corp.(MedGen) for assistance in the application to the Lebanese Ministry of Public Health seeking approval for the commercial sale of Oral-lyn™. The agreement also sets forth terms including product registration, manufacturing marketing and promotion, selling price and payment and minimum purchase obligations.

In conjunction with the execution of this license agreement, MedGen is obligated to pay the Company a license fee of $500,000, to be received as follows: (i) non-refundable $50,000 fee payable upon execution of the agreement, (ii) $200,000 on or before July 25, 2005 (which was subsequently postponed until November 2005), and (iii) $250,000 on or before the date of certain milestones as stated in the agreement. During the fiscal year end July 31, 2005 the Company received $50,000 under this agreement, which is included in miscellaneous income as all necessary requirements have been satisfied.

Termination Agreements
On March 9, 2004, the Company entered into a Memorandum of Agreement as a result of the termination of one of its employees whereby the Company has committed to pay approximately $432,000 ($575,000 Canadian dollars), the unpaid portion of $265,720 ($325,000 Canadian dollars) is included in accounts payable and accrued expenses at July 31, 2005, and issue options to purchase 450,000 shares of common stock at an exercise price of $1.47.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

Termination Agreements (Continued)
On December 17, 2004, the Company and Elan International Services, Ltd. (EIS) agreed to terminate their joint venture through Generex (Bermuda) Ltd. EIS has agreed to transfer all shares of capital stock or Generex (Bermuda) owned by it to the Company. (See Note 20)

Note 11 - Related Party Transactions:

The amount due from a related party at July 31, exclusive of the officers’ loans receivable, is as follows:

EBI, Inc.

Beginning Balance, August 1, 2003	$362,779
Payment Made During 2004	(32,807)
Effect of Foreign Currency Translation Adjustments	19,322
Ending Balance, July 31, 2004	349,294
Effect of Foreign Current Transaction Adjustment	30,318
Ending Balance, July 31, 2005	$379,612

This amount, which is due from EBI, Inc., is non-interest bearing, unsecured and has no fixed terms of repayment. EBI, Inc. is a shareholder of the Company and is controlled by the estate of the Company’s former Chairman of the Board.

The Company estimates the following additional amounts would have been recorded if such transaction was consummated under arms-length agreements:

	For the Years Ended July 31,
	2005	2004	2003
Interest Income	$15,854	$19,012	$12,207

The interest income amounts were computed at estimated prevailing rates based on the average receivable balance outstanding during the periods reflected.

During the years ended July 31, 2005 and 2004, the Company’s three senior officers, and during the year ended July 31, 2003, the Company’s four senior officers, who are also shareholders of the Company, were compensated indirectly by the Company through management services contracts between the Company and management firms of which they are owners. The amounts paid to these management firms amounted to $183,319, $927,523, and $1,319,238 for the years ended July 31, 2005, 2004 and 2003, respectively.

See Note 10 for a discussion of the consulting agreement with the Company’s Vice President of Research and Development.

The Company utilizes a management company to manage all of its real properties. The property management company is owned by two of the Company’s senior officers and the estate of the Company’s former Chairman of the Board. For the years ended July 31, 2005, 2004 and 2003, the Company has paid the management company $44,024, $40,180 and $33,237, respectively, in management fees.

 GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2005	2004
Mortgage payable - interest at 4.924 percent per annum, monthly principal and interest payments of $1,655, final payment due June 2006, secured by real property located at 98 Stafford Drive, Brampton, ON	$252,830	$--

Mortgage payable - interest at 16.5 percent per annum, monthly principal payments of $8,176 plus interest, final payment due May 2006, secured by real property located at Brampton and Mississauga, ON	310,688	--

Mortgage payable - interest at 4.913 percent per annum, monthly principal and interest payments of $2,667, final payment due June 2006, secured by real property located at 1740 Sismet Road, Mississauga, ON	407,790	--

Mortgage payable - interest at 6.85 percent per annum, monthly payments of principal and interest of $4,678, final payment due May 2006, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	612,524	573,184

Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $2,140, final payment due October 2005, secured by real property located at 11 Carlaw Avenue, Toronto, Canada	197,353	187,127

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,316, principal payment due August 2006, secured by real property located at 11 Carlaw Avenue, Toronto, Canada	327,040	300,920

Demand Term Loan payable - interest at 5.8 percent per annum, monthly principal and interest payments of $5,451, final payment due November 2005, secured by real property located at 11 Carlaw Avenue, Toronto, Canada and restricted cash of $204,734	790,337	787,402

Mortgage payable - interest at 11.5 percent per annum, monthly interest payments of $3,428, principal due August 1, 2006, secured by secondary rights to real property located at 11 Carlaw Avenue, Toronto, Canada	408,800	376,150

Total Debt	3,307,362	2,224,783
Less Loan Origination Fees, Net	19,471	--
Total Debt, Net of Loan Origination Fees	$3,287,891	$2,224,783

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Long-Term Debt (Continued):

	July 31,
	2005	2004
Total Debt, Net of Loan Origination Fees	$3,287,891	$2,224,783
Less Current Maturities of Long-Term Debt, Net of
Loan Origination Fees of $19,471 and $-0-, respectively	2,552,059	1,366,122
Total Long-Term Debt	$735,832	$858,661

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount

2006	$2,571,530
2007	735,832
Thereafter	--
Total	$3,307,362

Note 13 - Convertible Debentures:

$4 Million Convertible Debenture
On November 8, 2004, the Company entered into four definitive agreements with accredited investors, pursuant to which the Company would issue four $1,000,000 convertible promissory notes (“convertible debentures”) for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the average of the 20-day VWAP at as the payment date, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. As of July 31, 2005 $233,982 has been amortized as expense and the remaining $155,988 is included in deferred debt issuance costs.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

$4 Million Convertible Debenture (Continued)
The holders of the convertible debentures also received warrants to purchase 4,878,048 of common stock at $0.91 per share. In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments ("EITF 00-27"), the Company recognized the value attributable to the warrants in the amount of $1,722,222 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized the value attributable to the beneficial conversion feature, valued at $1,722,222, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $2,060,068 for the year ended July 31, 2005. As of July 31, 2005, the Company has issued 1,338,415 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions totaling $1,097,500. In conjunction with the conversions, the Company recognized $753,923 of the unamortized debt discount attributed to the beneficial conversion feature and the value of the warrants as interest expense.

The Company has repaid the note holders $506,564 of the principal and interest in cash and $1,311,829 of the principal and interest in 1,988,731 shares of common stock as of July 31, 2005.

$500,000 Convertible Debenture
On March 28, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $500,000. The note bears interest at 10 percent per annum payable in common stock at the holders option and was due on May 15, 2005. The note is convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible debenture also received warrants to purchase 1,219,512 of common stock at $0.82 per share. In accordance with EITF 00-27 the Company recognized the value attributable to the warrants, in the amount of $245,521, to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5, the Company recognized the value attributable to the beneficial conversion feature valued at $86,984, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

$500,000 Convertible Debenture (Continued)
The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $332,505 for the year ended July 31, 2005.

On June 7, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible debenture to July 22, 2005. In consideration for the holder’s agreement to amend the original convertible debenture the Company granted a warrant to purchase 1,219,512 shares of common stock at $0.82 per share with an expiration of June 10, 2010. In accordance with EITF 98-5 the fair value of the warrants, $597,561, was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that new debt did not have a beneficial conversion feature.

On July 22, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible debenture to September 20, 2005. In consideration for the holder’s agreement to amend the original convertible debenture the Company granted a warrant to purchase 1,219,512 shares of common stock at $0.82 per share with an expiration of July 22, 2010. In accordance with EITF 98-5 the fair value of the warrants, $524,390, was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that new debt did not have a beneficial conversion feature.

$100,000 Convertible Debenture
On April 4, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $100,000. The note bears interest at 10 percent per annum payable in common stock at the holders option and is due on May 15, 2005. The note is convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible debenture also received warrants to purchase 243,902 of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $49,104 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5, the Company recognized the value attributable to the beneficial conversion feature valued at $17,397, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $66,501 for the year ended July 31, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

$100,000 Convertible Debenture (Continued)
On June 7, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible debenture to July 22, 2005. In consideration for the holder’s agreement to amend the original convertible debenture the Company granted a warrant to purchase 243,902 shares of common stock at $0.82 per share with an expiration of June 10, 2010. In accordance with EITF 98-5 the fair value of the warrants, $119,512 was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that new debt did not have a beneficial conversion feature.

On July 22, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible debenture to September 20, 2005. In consideration for the holder’s agreement to amend the original convertible debenture the Company granted a warrant to purchase 243,902 shares of common stock at $0.82 per share with an expiration of July 22, 2010. In accordance with EITF 98-5 the fair value of the warrants, $104,878 was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that new debt did not have a beneficial conversion feature.

$2 Million Convertible Debenture
On June 17, 2005, the holders of the $4 million convertible debenture exercised 50 percent of their additional investment right “AIR Exercise” resulting in four $500,000 convertible promissory notes (“convertible debentures”) for an aggregate proceeds of $2,000,000. The notes carry a 6% coupon and a 15 month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, in registered stock valued at a 10% discount to the average of the 20-day VWAP at as the payment date, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction. In consideration of the AIR Exercise the Company reduced the conversion price of the convertible debentures issuable upon the AIR Exercise from $0.82 to $0.60 per share.

Proceeds related to the AIR Exercise, net of issuance costs of $160,300, amounted to $1,839,700. Included in the issuance costs were warrants to purchase 35,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $20,300 using the Black Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. As of July 31, 2005 $5,171 has been amortized as expense and the remaining $155,129 is included in deferred debt issuance costs.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

$2 Million Convertible Debenture (Continued)
The holders of the convertible debentures also received warrants to purchase 2,439,024 of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $828,571 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,171,429, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $522,378 for the year ended July 31, 2005. As of July 31, 2005, the Company has issued 636,992 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions totaling $382,000 and related accrued interest of $195. In conjunction with the conversions, the Company recognized $382,033 of the unamortized debt discount attributed to the beneficial conversion feature and the value of the warrants as interest expense.

Note 14 - Series A Preferred Stock:

During 2001, the Company issued 1,000 shares of Series A Preferred Stock (Series A) with a par value of $.001 per share. The holder had the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company; the number of shares of common stock issuable upon conversion was variable based on a formula which reflects the common stock price. The holder also had the option to exchange the shares of the Company’s Series A Preferred stock for 3,612 shares of the Company’s convertible preferred shares of Generex (Bermuda), Ltd. which represents 30.1 percent of the Company’s equity ownership in Generex (Bermuda) Ltd. Upon exercise, the holder and the Company would each own 50 percent of Generex (Bermuda) Ltd. (See Note 20 for discussions of Generex (Bermuda), Ltd.) Holders of Series A shares were not entitled to vote. In addition, the holders of Series A shares were entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock, and were also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share. This dividend was to be compounded each anniversary of the date of issuance of the Series A shares and payable by issuance of additional Series A shares valued at the original issue price. Any Series A shares outstanding on January 16, 2007, were to be redeemed for cash or shares of common stock.

On January 15, 2002, the Company paid a 6 percent stock dividend on the Company’s Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $720,900, which was calculated based upon the original issue price of the preferred shares.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Series A Preferred Stock (Continued):

On January 15, 2003, the Company paid a 6 percent stock dividend on the Company’s Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $764,154, which was calculated based upon the original issue price of the preferred shares.

On January 15, 2004, the Company paid a 6 percent stock dividend on the Company’s Series A Preferred Stock. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit of $810,003, which was calculated based upon the original issue price of the preferred shares.

In December 2004, the holder of the Series A Preferred Stock sold its holdings to a third party. In conjunction with sale, all of the Company’s outstanding Series A Preferred Stock was automatically converted to common stock. As a result, the buyer received 534,085 shares of common stock and the Company no longer has any outstanding shares of Series A Preferred Stock. (See Note 20)

At July 31, 2005 and 2004, the Series A had an aggregate liquidation preference of $-0- and $14,310,057, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stockholders’ Equity:

Warrants
As of July 31, 2005, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price Per Share	Expiration Date
214,484	$6.50	September 29, 2005
114,055	$6.60	September 29, 2005
239,222	$11.13	September 29, 2005
226	$12.99	September 29, 2005
75,000	$25.15	January 16, 2006
666,667	$1.80	June 6, 2006
188,656	$5.09	July 6, 2006
124,859	$10.18	July 6, 2006
50,000	$12.99	March 18, 2007
1,269,519	$1.71	May 27, 2007
70,000	$1.25	November 29, 2007
60,000	$1.88	November 29, 2007
505,000	$2.50	November 29, 2007
30,000	$3.00	November 29, 2007
20,000	$2.50	October 30, 2008
425,170	$1.86	January 9, 2009
57,143	$2.20	January 9, 2009
13,889	$2.25	January 9, 2009
166,667	$1.89	February 13, 2009
23,438	$2.02	February 13, 2009
17,169	$2.10	February 13, 2009
1,967,213	$1.68	July 12, 2009
500,000	$1.09	August 10, 2009
5,023,048	$0.91	November 10, 2009
1,563,414	$0.82	April 27, 2010
1,463,414	$0.82	June 7, 2010
1,463,414	$0.82	July 22, 2010
2,474,024	$0.82	December 15, 2010

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stockholders’ Equity (Continued):

Notes Receivable - Common Stock
Notes receivable - common stock consist of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note, which was originally due on December 1, 1999, was initially extended until October 1, 2000, and then extended until June 1, 2001. On July 31, 2001, the uncollected balance on this note, including accrued interest at 7 percent per annum, was $57,720 and a new promissory note was signed. Under the terms of the July 31, 2001 note, the principal of $57,720, together with accrued interest at 7 percent per annum, was due July 31, 2002. On July 31, 2002, the uncollected balance on this note, including accrued interest, was $61,867 and a new promissory note was signed. Under the terms of the July 31, 2002 note, the principal of $61,867, together with accrued interest at 7 percent per annum, was due July 31, 2003. On July 31, 2003, the uncollected balance on this note, including accrued interest, was $66,198 and a new promissory note was signed. Under the terms of the July 31, 2003 note, the principal of $66,198, together with accrued interest at 7 percent per annum, is due July 31, 2004. As of July 31, 2004, the outstanding balance on this note, including accrued interest at 7 percent per annum, was $70,857. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $72,107.

The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note was originally due on March 15, 2002, when a new promissory note was signed, effectively extending the due date to March 15, 2003. On March 15, 2003 a new promissory note was signed, effectively extending the due date to March 15, 2004. As of July 31, 2004, the outstanding balance on this note, including accrued interest at 7 percent per annum, was $313,946. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $318,996.

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof.

Special Voting Rights Preferred Stock
In 1997, the Company issued 1,000 shares of Special Voting Rights Preferred Stock (SVR Shares) with a par value of $.001. The Company has the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share. Holders of SVR Shares are not entitled to vote, except as specifically required by applicable law or in the event of change in control, as defined. In addition, holders of SVR Shares are entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation:

Stock Option Plans
The Company has three stock option plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 1,500,000 shares of common stock are reserved for issuance under the 1998 Stock Option Plan (the 1998 Plan), a total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan).

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

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.” The options granted by the Board in connection with its adoption of the Plans are Non-Qualified Options.

The following is a summary of the common stock options granted, canceled or exercised under the Plan:

		Weighted Average
	Shares	Exercise Price Per Share

Outstanding - August 1, 2002	4,882,159	$6.18
Granted	2,860,000	$1.85
Canceled	1,077,000	$5.95
Exercised	70,000	$1.59
Outstanding - July 31, 2003	6,595,159	$4.38
Granted	1,846,000	$1.63
Canceled	1,181,600	$5.61
Exercised	45,400	$1.88
Outstanding - July 31, 2004	7,214,159	$3.49
Granted	6,046,110	$0.50
Canceled	1,653,000	$6.49
Exercised	--	$ --
Outstanding - July 31, 2005	11,607,269	$1.51

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation (Continued):

Stock Option Plans (Continued)
The following table summarizes information on stock options outstanding at July 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
	Number	Average	Weighted	Number	Weighted
	Outstanding	Contractual	Average	Exercisable	Average
Range of	at	Life	Exercise	at	Exercise
Exercise Price	July 31, 2005	(Years)	Price	July 31, 2005	Price
$0.001	2,239,610	4.68	$0.001	2,239,610	$0.001
$0.56 - $0.94	3,656,500	4.42	$0.78	3,028,500	$0.75
$1.00 - $2.19	4,706,000	2.60	$1.74	4,706,000	$1.74
$5.15 - $6.54	680,159	1.04	$5.20	680,159	$5.20
$7.50 - $8.70	225,000	1.09	$8.31	225,000	$8.31
$10.21	100,000	0.50	$10.21	100,000	$10.21

Options typically vest over a period of two years and have a contractual life of five years.

Options exercisable at July 31, are as follows:

	Number of	Weighted Average
Year	Options	Exercise Price

2003	5,858,659	$ 4.62
2004	6,654,659	$ 3.65
2005	10,979,269	$ 1.54

During the years ended July 31, 2005, 2004 and 2003, $-0-, $45,390, and $-0-, respectively, was charged to compensation expense with respect to options granted to employees and directors of the Company.

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2005	2.32%	5.00	1.0215	--
July 31, 2004	1.00%	5.01	1.0604	--
July 31, 2003	0.90%	4.29	1.0219	--

The weighted average fair value of the Company’s stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended July 31, 2005, 2004 and 2003 was $0.59, $1.24 and $1.35 per share, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation (Continued):

Stock Option Plans (Continued)
During the year ended July 31, 2005 the Company issued 2,239,610 options at an exercise price of $0.001 for outstanding executive compensation. Accordingly, the Company has included a charge for the fair value of these options in the amount of $1,332,052 in the statement of operations.

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2005, 2004 and 2003, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

Note 17 - Net Loss Per Share:
Basic EPS and Diluted EPS for the years ended July 31, 2005, have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants, options and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 35,291,316 incremental shares, have been excluded from the 2005 computation of Diluted EPS as they are antidilutive due to the losses generated.

Basic EPS and Diluted EPS for the years ended July 31, 2004 and 2003 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants, options and shares to be issued upon conversion of Series A Preferred stock, representing approximately 15,058,348 and 12,741,679 incremental shares, have been excluded from the 2004 and 2003, respectively, computation of Diluted EPS as they are antidilutive due to the losses generated.

Note 18 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$184,655	$166,166	$149,233
Income taxes	$--	$--	$--

Disclosure of non-cash investing and financing activities:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Supplemental Disclosure of Cash Flow Information (Continued):

Year Ended July 31, 2005
Costs associated with convertible debentures paid from proceeds	$300,070
Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$140,000
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$110,200
Sale of Series A Preferred Stock and mandatorily converted
to common shares	$14,310,057
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion feature	$5,843,450
Satisfaction of accounts payable through the issuance of
common stock	$1,526,326
Principal repayment of convertible debentures through the
issuance of common stock	$1,235,577
Issuance of common stock in conjunction with convertible
debenture conversions	$1,479,500
Issuance of below market stock options in satisfaction of
accounts payable and accrued expenses	$1,332,052
Costs paid from proceeds of issuance of long-term debt	$54,466
Non-cash repayment of long-term debt from proceeds
of refinancing	$323,301

Year Ended July 31, 2004
Issuance of Series A Preferred Stock as preferred stock dividend	$810,003
Application of deposit to advances to Antigen Express, Inc.	$25,000
Acquisition of Antigen Express, Inc through the issuance of common
stock and the assumption of stock options	$4,797,409
Retirement of treasury stock	$1,610,026
Purchase of assets held for investment in exchange for long-term debt	$138,001

Year Ended July 31, 2003
Issuance of Series A Preferred Stock as preferred stock dividend	$764,154
Settlement of officer loans receivable in exchange for shares of
common stock held in treasury	$1,126,157
Assumption of long-term debt in conjunction with building purchase	$1,080,486
Utilization of deposit in conjunction with building purchase	$501,839

Note 19 - Segment Information:

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131). SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers.

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Segment Information (Continued):

The regions in which the Company had identifiable assets and revenues are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area.

	2005	2004	2003
Identifiable Assets

Canada	$8,722,630	$14,006,834		$22,638,708
United States	4,743,215	5,005,156		--
Total	$13,465,845	$19,011,990		$22,638,708

Revenue

Canada	$--	$--		$--
United States	392,112	627,184		--
Total	$392,112	$627,184	$	- -

Note 20 - Collaborative Agreements:

The Company has a collaboration agreement with Stallergenes, S.A., a European firm in immunological treatments and asthma. Through the collaboration the parties agreed to pursue the design and test of li-key/allergen epitope hybid pepticles to create a novel approach for the control of both dangerous forms of asthma and functionally disabling allergic reactions.

The Company had a joint venture with Elan International Services, Ltd. (“EIS”), a wholly owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as “Elan”). Through the joint venture, the parties agreed to pursue the application of certain of the Company’s and Elan’s drug delivery technologies, including the Company’s platform technology for the buccal delivery of large molecule drugs, to pharmaceutical products for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, the parties expanded the joint venture agreement to include buccal morphine for the management of pain. The parties conducted the joint venture through Generex (Bermuda), Ltd. (Generex Bermuda), a Bermuda limited liability company.

The Company applied the $12,015,000 that it received from Elan for the shares of the Company’s Series A Preferred Stock (see Note 14) to form Generex Bermuda. The Company’s interest in this company consists of 6,000 shares of Generex Bermuda common stock and 3,612 shares of convertible preferred stock, representing an 80.1 percent equity ownership interest in Generex Bermuda. At the same time, Elan remitted $2,985,000 to purchase 2,388 shares of Generex Bermuda convertible preferred stock, representing a 19.9 percent equity ownership interest in Generex Bermuda. The Series A Preferred stock had an exchange feature which allowed Elan to acquire an additional 30.1 percent equity ownership interest in Generex Bermuda. As of July 31, 2005, 2004 and 2003, the minority interest has been reduced to $-0- due to their share of Generex Bermuda’s net loss.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Collaborative Agreements (Continued):

Generex Bermuda was granted rights to use the Company’s buccal delivery technology and certain Elan drug delivery technologies for purposes of the joint venture. Using the funds from the initial capitalization, Generex Bermuda paid a nonrefundable license fee of $15,000,000 to Elan in consideration for being granted rights to use the Elan drug delivery technologies during the year ended July 31, 2001. The Company expensed the entire cost of the license as a research and development expense because of the uncertainties surrounding the future realization of revenue from the use of the license. During the years ended July 31, 2003 and 2002, Generex Bermuda continued to incur research and development and operational expenses in conjunction with the joint venture’s operations. There has been no research and development and operational activity for the years ended July 31, 2005 and 2004.

On December 17, 2004, the Company entered into a Termination Agreement with Elan. Pursuant to the terms of the Termination Agreement, (i) the parties have agreed to terminate the Joint Venture Agreements and the Securities Agreements, except for the Warrant, which was amended to permit Elan or any other holder thereof to transfer the Warrant without the consent of the Company, and (ii) Elan agreed to transfer all shares of capital stock of Generex (Bermuda) owned by it to the Company. All rights granted by each party to the other terminate, including without limitation, Elan’s right to appoint a member to the Company’s Board of Directors, all other rights granted under the terms of the joint venture terminate, each party retains its intellectual property rights, the Company obtains full ownership of Generex (Bermuda), and all representatives of Elan who are officers and directors of Generex (Bermuda) were required to resign pursuant to the terms of the Termination Agreement.

In connection with negotiating the Termination Agreement, Elan approached the Company for consent to transfer the Series A Preferred Stock by way of an auction process. The Company responded to Elan request by delivering a proposal letter describing the terms and conditions pursuant to which the Company would consent to the transfer of the Series A Preferred Stock (the Proposal). The Proposal required that (i) the auction process conclude no later than December 15, 2004 and the Elan’s disposition of the shares conclude no later than December 31, 2004 (the Closing Date), (ii) the buyer immediately convert the preferred stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the preferred stock resulting in the issuance of 534,085 shares of common stock), (iii) Elan’s registration rights may not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock may not transfer the shares of common stock issuable upon conversion thereof of the Company shall have the right to redeem the shares of common stock at a per share price of 150 percent of the average closing price of the common stock on the Nasdaq SmallCap Market for the twenty (20) days immediately preceding the Closing Date.

Subsequently, the purchaser of the Series A Preferred Stock converted all outstanding shares into 534,085 shares of common stock of the Company and, the Company no longer has any outstanding shares of Series A Preferred Stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2005. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2005:
Contract research revenue	$142,750	$76,750	$43,750	$128,862
Operating loss	$(6,674,618)	$(5,555,641)	$(3,324,521)	$(3,003,641)
Net loss	$(6,658,028)	$(6,298,182)	$(4,696,670)	$(6,348,855)
Net loss available to common
stockholders	$(6,658,028)	$(6,298,182)	$(4,696,670)	$(6,348,855)
Net loss per share	$(.19)	$(.18)	$(.13)	$(.16)

Fiscal Year July 31, 2004:
Contract research revenue	$68,061	$117,503	$235,129	$206,491
Operating loss	$(3,790,784)	$(4,746,528)	$(4,908,093)	$(5,119,936)
Net loss	$(3,612,270)	$(4,774,620)	$(4,900,075)	$(5,075,618)
Net loss available to common
stockholders	$(3,612,270)	$(5,584,623)	$(4,900,075)	$(5,075,618)
Net loss per share	$(.13)	$(.19)	$(.16)	$(.17)

Fiscal Year July 31, 2003:
Contract research revenue	$--	$--	$--	$--
Operating loss	$(2,805,371)	$(4,700,645)	$(2,763,741)	$(3,578,933)
Net loss	$(2,668,662)	$(4,575,030)	$(2,607,871)	$(3,410,201)
Net loss available to common
stockholders	$(2,668,662)	$(5,331,975)	$(2,607,871)	$(3,417,410)
Net loss per share	$(.13)	$(.27)	$(.13)	$(.14)

Note 22 - Subsequent Events:

In August 2005, the Company entered into an agreement with a consultant to provide investor relation services for a term of one year in exchange for 225,000 shares of the Company’s restricted common stock plus an additional 7,143 shares of the Company’s restricted common stock as monthly payments. The issuance of the above shares is subject to the approval by the Company’s Board of Directors.

In September and October 2005, the Company issued an aggregate of 2,363,353 shares of common stock resulting from the conversion of $1,418,012 of principal and accrued interest of the original $2,000,000 convertible debenture (see Note 13).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 22 - Subsequent Events (Continued):

In September 2005, the Company and each of the holders of the $4 million convertible debenture (see Note 13) entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of Additional Investment Rights (AIR). In connection with this investment, the Company agreed to reduce the conversion price from $0.82 to $0.60 per share, issue warrants to purchase an aggregate of 2,439,024 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR. In addition, in connection with the transaction contemplated by Amendment No. 2, the Company will issue to a placement agent (i) 170,732 shares of common stock in lieu of a cash fee equal to 7 percent of the gross proceeds received by the Company and (ii) warrants exercisable into approximately 60,000 shares of common stock at the same exercise price as the AIR warrants.

In September and October 2005, the Company issued an aggregate of 2,036,390 shares of common stock resulting from the conversion of $1,221,834 of principal and accrued interest of the aforementioned additional $2,000,000 convertible debenture.

Subsequent to year-end, the Company issued 473,649 shares of common stock to various vendors for the satisfaction of $388,392 of accounts payable and accrued liabilities. The shares were valued at $0.82 per share.

In October 2005, the Company issued an aggregate of 364,113 shares of common stock resulting from the conversion of $298,573 of principal and accrued interest of the original $4,000,000 convertible debenture (see Note 13).

In October 2005, the $500,000 convertible debenture (see Note 13) exercised its right to convert the principal and accrued interest amount of $528,082 as of the date of conversion into 644,003 shares of our stock at $0.82 per share.

In October 2005, the Company issued an aggregate of 909,756 warrants to certain financial consultants. All warrants have a five year term and have an exercise price of $1.20 per share.

In October 2005, the $100,000 convertible debenture (see Note 13) exercised its right to convert the principal and accrued interest amount of $105,644 as of the date of conversion into 128,834 shares of our stock at $0.82 per share.

In October 2005, the Company issued an aggregate of 1,529,289 warrants to certain financial consultants. All warrants have a five year term and have an exercise price of $1.25 per share.

In October 2005, the Company received aggregate cash proceeds of approximately 6.4 million from an exercise of the existing warrants. The Company issued 7,804,966 shares of common stock as a result of these transactions.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures

Based on our management's evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this Annual Report on Form 10-K, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There was no change in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In January 2005 we issued DP Morton and Associates LLC (“DP Morton”) 40,000 shares of our common stock as consideration for DP Morton’s financial consulting services pursuant to the terms of the Corporate Consulting Agreement entered into by us and DP Morton on January 18, 2005. Under the Corporate Consulting Agreement, we agreed to register the shares of common stock issued to DP Morton for resale. The sale of the shares to DP Morton was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that DP Morton is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock were legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

In June 2005, we issued G&H Associates LTD (“G&H”) 63,207 shares of our common stock as consideration for G&H’s financial consulting services pursuant to the terms of the Corporate Consulting Agreement entered into by us and G&H on November 4, 2004. The sale of the shares to G&H was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that G&H is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock were legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

On June 15, 2005, we entered into a five-year product licensing and distribution agreement with MedGen Corp.(“MedGen”) for assistance in the application to the Lebanese Ministry of Public Health seeking approval for the commercial sale of Oral-lyn™. The agreement also sets forth terms including product registration, manufacturing marketing and promotion, selling price and payment and minimum purchase obligations. Under the terms of the agreement, MedGen is obligated to pay the Company a license fee in the aggregate amount of $500,000, $50,000 of which was paid upon execution of the agreement.

In August 2005, we entered into an agreement with CEOcast, Inc., a consultant, to provide investor relation services for a term of one year in exchange for 225,000 shares of our restricted common stock plus an additional 7,143 shares of our restricted common stock as monthly payments. The issuance of these shares is subject to approval by our Board of Directors. The sale of such shares is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On July 22, 2005, Cranshire Capital, L.P. (“Cranshire”) agreed to extend the interest payment date and the maturity date under the March 28, 2005 Promissory Note and Agreement with us from July 22, 2005 to September 20, 2005. On the same date, Omicron Master Trust (“Omicron”) agreed to extend the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with us from July 22, 2005 to September 20, 2005. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on July 22, 2010. The rights of Cranshire and Omicron under the July 22 2005 warrants are described in this Annual Report on Form 10-K above under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of the July 22, 2005 warrants, including shares of common stock into which such warrants are exercisable, by us to Cranshire and Omicron was exempt from registration under Section 4(2) of the Securities Act. Each of Cranshire and Omicron has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Any certificates issued representing the July 22, 2005 warrants and shares of common stock issued upon exercise of such warrants will be legended to indicate that they are restricted. No sale of these securities involved the use of underwriters, and no commissions were paid in connection with the issuance or sale of the securities.

On September 20, 2005, we failed to pay the outstanding principal balances under the $500,000 convertible promissory note entered into with Cranshire on March 28, 2005 and the $100,000 convertible promissory note entered into with Omicron on April 6, 2005. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its note ($528,082 in total) into 664,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its Note ($105,644 in total) into 128,834 shares of common stock. Terms and conditions of the note, are described in this Annual Report on Form 10-K above under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

On October 1, 2005, we failed to pay the first installment of $108,393 due under the Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC (“Eckert Seamans”) pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under our 6% Secured Convertible Debentures. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. As of October 1, 2005, all amounts due thereunder became payable on demand, and interest began accruing at the rate of 8% per annum. The total arrearage to date, as well as the terms and conditions of the Assistance Agreement with Eckert Seamans, are described in this Annual Report on Form 10-K above under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

On October 20, 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois Capital L.P. (“Iroquois”) in connection with their purchase of our 6% Secured Convertible Debentures pursuant to the Securities Purchase Agreement dated November 10, 2004, we issued a five-year warrant to purchase 300,000 shares of our common stock at $1.20 per share to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock at $1.20 per share to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The rights of Cranshire and Iroquois under the October 2005 warrants are described in this Annual Report on Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of such warrants, including the shares of common stock into which such warrants are exercisable, are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of Cranshire and Iroquois has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Any certificates representing such warrants and shares of common stock issued upon exercise of such warrants will be legended to indicate that they are restricted. The sale of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On October 28, 2005, in consideration for their exercise of certain outstanding warrants previously issued pursuant to the Securities Purchase Agreement dated November 10, 2004, we issued to Cranshire, Omicron and Smithfield Fiduciary LLC ("Smithfield") five-year warrants to purchase an aggregate of 1,529,289 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with their exercise of holder’s outstanding warrants to purchase shares of our common stock. The rights of holders of these warrants are described in this Annual Report on Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of such warrants, including the shares of common stock into which such warrants are exercisable, are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of Cranshire, Omicron and Smithfield has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Any certificates representing such warrants and shares of common stock issued upon exercise of such warrants will be legended to indicate that they are restricted. The sale of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

As previously reported on our Quarterly Report on Form 10-Q for the period ending April 30, 2005, prior to April 30, 2005, we issued an aggregate of 950,927 shares of restricted common stock to certain suppliers of goods and services in satisfaction of an aggregate of US $779,760 in accounts payable owed by us. Subsequent to April 30, 2005 and prior to July 31, 2005, we issued an additional 910,447 shares of restricted common stock to certain suppliers of goods and services in satisfaction of an additional aggregate amount of US $746,566 representing accounts payable owed by us. In the period subsequent to year-end, we issued additional 473,649 restricted shares in satisfaction of $388,392 in accounts payable. The number of shares awarded was calculated using a price per share of $0.82. The sales of the restricted stock were exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of the suppliers to which we have issued restricted shares of common stock has represented to us that he or it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificates issued for the shares of common stock issued to such suppliers were legended to indicate that they are restricted. The sales of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Item 13.  Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

(a) 1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 59.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2005 and 2004
Consolidated Statements of Operations for the Year Ended July 31, 2005, 2004 and 2003 and Cumulative from Inception to July 31, 2005
Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2005
Consolidated Statements of Cash Flows for the Years Ended July 31, 2005, 2004 and 2003 and Cumulative from Inception to July 31, 2005

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page 123

3. Exhibits

Exhibit Number	Description of Exhibit(1)

2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(I)
Restated Certificate of Incorporation of Generex Biotechnology Corporation, as amended (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on March 15, 2004)

3(II)
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

4.5	Warrant granted to Capital Ventures International, dated July 3, 2001 (incorporated by reference to Exhibit 6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

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

4.13.3	Warrant issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.13.4	Additional Investment Right issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number	Description of Exhibit(1)

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

4.16.3	Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number	Description of Exhibit(1)

4.16.4	Additional Investment Right issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
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

4.18.7	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

Exhibit Number	Description of Exhibit(1)

4.19
Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.20	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.21.1
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

4.21.2
Warrant issued to Cranshire Capital, L.P. entered into in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.21.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.22.1
Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.22.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.22.2
Warrant issued to Omicron Master Trust entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.22.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.23.1
June 7, 2005 Amendment to Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.23.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 7, 2005 in connection with Exhibit 4.23.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.24.1
June 7, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.24.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.24.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 7, 2005 in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.25.1
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.25.2	Form of AIR Debenture issued in connection with Exhibit 4.25.1

Exhibit Number	Description of Exhibit(1)

4.25.3	Form of AIR Warrant issued in connection with Exhibit 4.25.1
4.25.4	Form of Additional AIR issued in connection with Exhibit 4.25.1
4.26.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.26.2	Form of Air Debenture issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.26.3	Form of AIR Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.26.4	Form of Additional AIR issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.27.1	July 22, 2005 Amendment to Promissory Note and Agreement, entered into March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P.
4.27.2	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on July 22, 2005 in connection with Exhibit 4.27.1
4.28.1	June 22, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.28.2	Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on July 22, 2005 in connection with Exhibit 4.28.1
4.29	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on October 20, 2005
4.30	Warrant issued by Generex Biotechnology Corporation to Iroquois Capital, L.P. on October 20, 2005
4.31	Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005.
9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
10.1
Assistance Agreement, dated March 30, 2005 by and between Generex Biotechnology Corporation and Eckert Seamans Cherin & Mellott, LLC (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

Exhibit Number	Description of Exhibit(1)

10.2
Stock Option Agreement by and between Generex Biotechnology Corporation and Mindy J. Allport-Settle to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3
Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.6
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.7
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.8
Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.9
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.10
Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.11
Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

Exhibit Number	Description of Exhibit(1)

10.12
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.13
Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 1,120,704 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.14
Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 576,752 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.15
Annual Base Salaries for Certain Executive Officers Effective August 1, 2004 (incorporated by reference to Exhibit 10.15 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.16
Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.17
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

10.18	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*
10.19	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*
10.20	2001 Stock Option Plan (incorporated by reference to Exhibit 4.2.3 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*
10.21	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*
10.22
Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada and Consulting Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.1.1 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)*

10.23
Assignment and Assumption Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Registration Statement on Form 10/A filed on February 24, 1999)*

Exhibit Number	Description of Exhibit(1)

10.24
Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi (incorporated by reference to Exhibit 10.1.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*

10.25
Amended and Restated License Agreement dated January 15, 2002 between Generex Biotechnology Corporation and Generex (Bermuda) Ltd. (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-K/A filed on September 9, 2003)

10.26
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

21	Subsidiaries of the Registrant
23.1	Consent of BDO Dunwoody, LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.
(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2005.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and Director (Principal	October 28, 2005
Anna E. Gluskin	Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary	October 28, 2005
Rose C. Perri	and Director (Principal Financial and Accounting Officer)

/s/ Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	October 28, 2005
Gerald Bernstein, M.D.

/s/ Mindy J. Allport-Settle	Director	October 28, 2005
Mindy J. Allport-Settle

/s/ Brian T. McGee	Director	October 28, 2005
Brian T. McGee

/s/ John P. Barratt	Director	October 28, 2005
John P. Barratt

/s/ Peter G. Amanatides	Director	October 28, 2005
Peter G. Amanatides

/s/ Slava Jarnitskii	Controller	October 28, 2005
Slava Jarnitskii

SCHEDULE II

	Balance at	Additions			Balance
	Beginning	Charged	Other		at End of
	Of Period	to Expenses	Additions	Deductions	Period

Year Ended July 31, 2003 Valuation Allowance on Deferred Tax Asset	$15,558,091	--	$4,197,557	--	$19,755,648

Year Ended July 31, 2004 Valuation Allowance on Deferred Tax Asset	$19,755,648	--	$7,687,609	--	$27,443,257

Year Ended July 31, 2005 Valuation Allowance on Deferred Tax Asset	$27,443,257	--	$7,506,943	--	$34,950,200

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(I)
Restated Certificate of Incorporation of Generex Biotechnology Corporation, as amended (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on March 15, 2004)

3(II)
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

4.5	Warrant granted to Capital Ventures International, dated July 3, 2001 (incorporated by reference to Exhibit 6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 17, 2001)

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

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

4.13.3	Warrant issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.13.4	Additional Investment Right issued in connection with Exhibit 4.13.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number	Description of Exhibit(1)

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

4.16.3	Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit Number	Description of Exhibit(1)

4.16.4	Additional Investment Right issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
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

4.18.7	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

Exhibit Number	Description of Exhibit(1)

4.19
Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.20	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)
4.21.1
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

4.21.2
Warrant issued to Cranshire Capital, L.P. entered into in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.21.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.22.1
Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.22.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.22.2
Warrant issued to Omicron Master Trust entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.22.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.23.1
June 7, 2005 Amendment to Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.23.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 7, 2005 in connection with Exhibit 4.23.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.24.1
June 7, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.24.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.24.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 7, 2005 in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 10, 2005)

4.25.1
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.25.2	Form of AIR Debenture issued in connection with Exhibit 4.25.1

Exhibit Number	Description of Exhibit(1)

4.25.3	Form of AIR Warrant issued in connection with Exhibit 4.25.1
4.25.4	Form of Additional AIR issued in connection with Exhibit 4.25.1
4.26.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.26.2	Form of Air Debenture issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.26.3	Form of AIR Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.26.4	Form of Additional AIR issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)
4.27.1	July 22, 2005 Amendment to Promissory Note and Agreement, entered into March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P.
4.27.2	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on July 22, 2005 in connection with Exhibit 4.27.1
4.28.1	June 22, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust
4.28.2	Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on July 22, 2005 in connection with Exhibit 4.28.1
4.29	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on October 20, 2005
4.30	Warrant issued by Generex Biotechnology Corporation to Iroquois Capital, L.P. on October 20, 2005
4.31	Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005.
9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
10.1
Assistance Agreement, dated March 30, 2005 by and between Generex Biotechnology Corporation and Eckert Seamans Cherin & Mellott, LLC (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

Exhibit Number	Description of Exhibit(1)

10.2
Stock Option Agreement by and between Generex Biotechnology Corporation and Mindy J. Allport-Settle to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3
Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.6
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.7
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.8
Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.9
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.10
Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.11
Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

Exhibit Number	Description of Exhibit(1)

10.12
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.13
Stock Option Agreement by and between Generex Biotechnology Corporation and Anna E. Gluskin to purchase 1,120,704 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.14
Stock Option Agreement by and between Generex Biotechnology Corporation and Rose C. Perri to purchase 576,752 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.15
Annual Base Salaries for Certain Executive Officers Effective August 1, 2004 (incorporated by reference to Exhibit 10.15 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.16
Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.17
Promissory Note and Agreement, dated March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 1, 2005)

10.18	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*
10.19	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*
10.20	2001 Stock Option Plan (incorporated by reference to Exhibit 4.2.3 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*
10.21	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*
10.22
Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada and Consulting Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.1.1 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)*

10.23
Assignment and Assumption Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Registration Statement on Form 10/A filed on February 24, 1999)*

Exhibit Number	Description of Exhibit(1)

10.24
Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi (incorporated by reference to Exhibit 10.1.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*

10.25
Amended and Restated License Agreement dated January 15, 2002 between Generex Biotechnology Corporation and Generex (Bermuda) Ltd. (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-K/A filed on September 9, 2003)

10.26
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

21	Subsidiaries of the Registrant
23.1	Consent of BDO Dunwoody, LLP, independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.
(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.