Form 10-K/A
period 2005-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2005-11-28
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2005

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Common Stock, par value $.001 per share
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

Indicated by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the prices at which the common equity was last sold as of January 31, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $20,523,075.

At November 21, 2005, the registrant had 61,748,052 shares of common stock outstanding.

Documents incorporated by reference: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 31, 2005.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2005

As used herein, the terms the “Company,”  “Generex,”  “we,”  “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2005 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2005 filed by the Company on October 31, 2005 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 31, 2005 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

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

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers.

Anna E. Gluskin: Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairman since November 2002. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Rose C. Perri. Director since September 1997. Ms. Rose Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She served as Acting Chief Financial Officer from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

John P. Barratt. Director since March 2003. Mr. Barratt currently serves as the Chief Operating Officer of The Caldwell Partners International, a role he commenced in April 2005. The Caldwell Partners International is a Canadian based human capital professional services company. Mr. Barratt continues, concurrently, as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reports to the bankruptcy court and to the U.S. Trustee’s Office. The Beyond.com case is expected to be granted final decree by the end of 2005 at which point the Chapter 11 case will terminate as will his duties to the court and the U.S. Trustee’s Office. From September 2000 until the date of its Chapter 11 bankruptcy filing in January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including GLP NT Corporation and BNN Split Corporation, and is a member of the Board of Directors and Chairman of the Board’s Credit Committee of the Bank of China (Canada). Mr. Barratt also serves on the Advisory Boards of the following Brascan SoundVest funds: Diversified Income Fund, Total Return Fund, Rising Distribution Split Trust and Focused Business Trust. In addition, Mr. Barratt is a member of the Advisory Board of the Brascan Adjustable Rate Trust I.

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

Dr. Robert E. Humphreys, M.D., Ph.D., is currently Executive Vice-President and Chief Scientific Officer of our subsidiary, Antigen. Dr. Humphreys founded Antigen in 1996 and was its President. He has extensive experience in the National Institute of Health arthritis, cancer and diabetes study sections. Dr. Humphreys is an inventor on six awarded U.S. patents and has over 150 peer-reviewed publications. Prior to founding Antigen, Dr. Humphreys was Professor of Medicine and Pharmacology at University of Massachusetts Medical School. He received his M.D. and Ph.D. degrees from Yale University and was a post-doctoral fellow in biochemistry at Harvard University. He also received his clinical training at Bethesda Naval Hospital and was an Officer at the Naval Medical Research Institute.

Eric von Hofe, Ph.D., has been President of Antigen Express since April 2005. He joined Antigen in November 2003 as Vice President of Technology Development of Antigen. He has extensive experience with technology development projects, including his previous positions at Millennium Pharmaceuticals first as Program Director for Target Validation and later as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in twenty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception in 1996 and is the company’s chief experimentalist.

Audit Committee

Generex has a separately-designated standing Audit Committee, which was established on March 1, 2000 in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During fiscal 2005, the Audit Committee was initially composed of Mr. Barratt, who was the chairman of the Audit Committee, Mr. McGee and our former director, Mr. Rosen. As a result of Mr. Rosen’s decision not to stand for re-election at Generex’s 2005 Annual Meeting of Stockholders, the full Board of Directors appointed Mindy J. Allport-Settle to the Audit Committee to fill Mr. Rosen’s vacancy on April 5, 2005. The Audit Committee is currently composed of Mr. McGee, who now serves as the chairman, Mr. Barratt and Ms. Allport-Settle.

Audit Committee Financial Expert

The Board of Directors at Generex has determined that at least one person serving on its Audit Committee is an "audit committee financial expert" as defined under Item 401(h) of Regulation S-K. Mr. McGee, a member of the Audit Committee and its chairman, is an audit committee financial expert and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act and NASDAQ Rules 4200(a)(15) and 4350(d).

Code of Ethics

Generex has adopted a code of ethics that applies to its Chief Executive Officer, Chief Financial Officer and Controller. The Generex Code of Ethics has been posted on Generex's Internet website - www.generex.com.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2005 were filed on a timely basis, with the exception of the following reports. The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Peter G. Amanatides on April 15, 2005 (the “Form 4 Report”) was filed late. Mr. Amanatides was elected as a director of Generex on April 5, 2005, and, at the time of the filing of the Form 4 Report, had been a director for only 10 days. The transactions disclosed on the Form 4 Report included Mr. Amanatides’ purchase on April 5, 2005 of 1,000 shares of Generex’s common stock and the grant on April 5, 2005 to him of stock options to purchase 100,000 shares of Generex’s common stock approved by Generex’s Board of Directors. The April 5, 2005 stock option grant to Mr. Amanatides was disclosed on a timely basis on Generex’s Current Report on Form 8-K filed with the SEC on April11, 2005. In addition, the Statement of Changes in Beneficial Ownership of Securities on Form 4 filed on behalf of each of Messrs. Barratt and McGee on April 7, 2005 did not disclose the grant to each of them of options to purchase 35,714 shares of Generex’s common stock in satisfaction of certain outstanding director fees owed to them.

Item 11. Executive Compensation.

The following table sets forth, for Generex's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three most highly compensated executive and non-executive officers of Generex, other than the CEO, whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2005.

Summary Compensation Table
ANNUAL COMPENSATION	LONG-TERM COMPENSATION
	AWARDS	PAYOUTS

Name and Principal Position	Year Ended July 31	Salary ($) (2)	Bonus ($)	Other Annual Compensa-tion	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts	All Other Compensation ($)

Anna E. Gluskin (1), President and Chief Executive Officer	2005 2004 2003	425,000(3) 350,000 350,000	500,000(4) 0 0	* * *	0 0 0	250,000(5) 100,000(6) 350,000(7)	0 0 0	0 0 0

Rose C. Perri (1), Chief Operating Officer, Chief Financial Officer, Treasure and Secretary	2005 2004 2003	325,000(8) 295,000 295,000	250,000(9) 0 0	* * *	0 0 0	250,000(5) 100,000(6) 300,000(7)	0 0 0	0 0 0

Mark Fletcher, Executive Vice President and General Counsel	2005 2004 2003	250,000(10) 100,000 100,000	200,000(11) 30,000(12) 15,000(12)	* * *	0 0 0	250,000(5) 0 250,000(13)	0 0 0	0 0 0

Gerald Bernstein, M.D. Vice President, Medical Affairs	2005 2004 2003	180,000(14) 150,000 150,000	0 30,000(15) 30,000(15)	* * *	0 0 0	100,000(16) 0 50,000	0 0 0	0 0 0

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin and Ms. Rose Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which, at July 31, 2005, Ms. Gluskin and Ms. Rose Perri were equal owners.

(2) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2005, 2004 and 2003, respectively.

(3) On April 5, 2005, the Board of Directors approved the increase in Ms. Gluskin’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment and unpaid salary amounts accrued through March 31, 2005 ($168,578) were satisfied by the issuance under the Generex Biotechnology Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), of stock options to purchase 301,032 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share).

(4) The bonus awarded to Ms. Gluskin on April 5, 2005 was in the form of stock options to purchase 819,672 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on December 13, 2004 ($0.61 per share).

(5) These options were granted under the 2001 Plan on April 5, 2005 with an effective date as of December 13, 2004 and an exercise price of $0.61 per share, which represents the closing price of the common stock on The Nasdaq SmallCap Market on December 13, 2004.

(6) These options were granted under the 2001 Plan on November 18, 2003 with an effective date as of November 18, 2003.

(7) These options were granted under the 2001 Plan on November 26, 2002 with an effective date as of November 26, 2002.

(8) On April 5, 2005, the Board of Directors approved the increase in Ms. Perri’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment and unpaid salary amounts foregone by Ms. Perri in fiscal year 2005 accrued through March 31, 2005 ($93,473) were satisfied by the issuance under the 2001 Plan of stock options to purchase 166,916 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share).

(9) The bonus awarded to Ms. Perri on April 5, 2005 was in the form of stock options to purchase 409,836 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on December 13, 2004 ($0.61 per share).

(10) On April 5, 2005, the Board of Directors approved the increase in Mr. Fletcher’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment accrued through March 31, 2005 ($80,000) was satisfied by the issuance under the 2001 Plan of stock options to purchase 142,857 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share).

(11) The bonus awarded to Mr. Fletcher on April 5, 2005 was in the form of stock options to purchase 327,869 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The Nasdaq SmallCap Market on December 13, 2004 ($0.61 per share). This bonus includes the $30,000 annual guaranteed bonus specified under Mr. Fletcher’s contract.

(12) Mr. Fletcher's employment agreement guaranteed him a bonus of $30,000 annually, payable in quarterly installments. This bonus was eliminated effective April 5, 2005.

(13) These options were granted on March 19, 2003 with an effective date as of April 21, 2003 pursuant to the terms of Mr. Fletcher's employment agreement. These options were granted under the 2001 Plan.

(14) On April 5, 2005, in connection with the amendment of Dr. Bernstein’s employment agreement with Generex, the Board of Directors approved the increase in Dr. Bernstein’s annual base salary to $180,000 effective as of April 1, 2005. With the increase in his annual base salary, the annual bonus of $30,000 under Dr. Bernstein’s employment agreement was eliminated.

(15) Dr. Bernstein’s employment agreement guaranteed him a bonus of $30,000 annually, payable monthly. This bonus was eliminated effective April 5, 2005 in connection with the amendment of Dr. Bernstein’s employment agreement.

(16) Pursuant to the terms of his employment agreement with Generex in respect of contract years ending March 31, 2004 and 2005, these options were granted to Dr. Bernstein under the 2001 Plan on April 5, 2005 with an effective date as of December 13, 2004 and an exercise price of $0.61 per share, which represents the closing price of the common stock on The Nasdaq SmallCap Market on December 13, 2004.

Employment Agreements

Neither Ms. Gluskin nor Ms. Perri has an employment or severance agreement with Generex, and each such executive officer’s employment may be terminated at any time at the discretion of our Board of Directors.

Mr. Fletcher is compensated through an employment agreement, dated March 17, 2003, between Mr. Fletcher and Generex. Pursuant to the terms of the employment agreement, Mr. Fletcher holds the position of Executive Vice President and General Counsel. The employment agreement provides for Mr. Fletcher's term of service to extend through March 16, 2008, subject to (i) termination without cause by Generex upon 30 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice. The employment agreement provides that Mr. Fletcher will receive annual base compensation and, during each year of the employment agreement, a cash bonus of $30,000, payable in quarterly installments. This bonus under the employment agreement was eliminated on April 5, 2005. Under the employment agreement, Mr. Fletcher may receive additional cash bonuses at the discretion of the Board of Directors. Upon entering into the employment agreement Mr. Fletcher received options to purchase 250,000 shares of common stock. On April 5, 2005, our Board of Directors increased the annual base salaries of certain executive officers effective as of August 1, 2004, and Mr. Fletcher’s annual base salary was increased from $130,000 (including guaranteed bonus of $30,000) to $250,000. The Board of Directors also directed that the payment of any and all unpaid salary amounts to Mr. Fletcher as of April 4, 2005 be satisfied by the issuance under our 2001 Stock Option Plan, as amended, of stock options to purchase shares of common stock at the exercise price of $0.001 per share. The number of shares that Mr. Fletcher received was calculated using the closing price of the common stock on the Nasdaq SmallCap Market on April 4, 2005 ($0.56 per share). Accordingly, Mr. Fletcher received options to purchase 142,857 shares of common stock in respect of such retroactive salary adjustments calculated for the period from August 1, 2004 to March 31, 2005. Mr. Fletcher’s options became exercisable immediately upon grant and expire on April 4, 2010.

Dr. Bernstein is compensated pursuant to his employment agreement with us. In April 2002, Generex entered into an employment agreement with Dr. Bernstein, which was subsequently amended in April 2005. The term of the employment agreement commenced April 1 ,2002 and, pursuant to the 2005 amendment, extends until March 31, 2008, subject to (i) termination without cause by Dr. Bernstein or Generex upon 90 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice. Pursuant to the terms of his employment agreement, Dr. Bernstein holds the position of Vice President of Medical Affairs. Dr. Bernstein’s current annual base compensation is $180,000. Under the employment agreement, as amended, Dr. Bernstein is entitled to receive options to purchase 50,000 shares of common stock for each year of employment, but he is no longer entitled to monthly advances against potential cash bonuses in the amount of $2,500. On April 5, 2005, our Board of Directors granted options to purchase 100,000 shares of our common stock pursuant to the terms of his employment agreement in respect of contract years ending March 31, 2004 and 2005. The effective date of the option grant to Dr. Bernstein was December 13, 2004, and the exercise price was $0.61 per share, which represents the closing price of the common stock on the Nasdaq SmallCap Market on such date. The options became exercisable immediately upon grant and expire on December 13, 2009.

Option Grants in 2005 Fiscal Year

The following tables set forth information related to options to purchase common stock granted to the CEO and the named executive officers during the fiscal year ended July 31, 2005.

Individual Grants						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name (a)	Number of Securities Underlying Options Granted (#) (b)	Percent of Total Options Granted to Employees in Fiscal Year (%) (c)	Exercise Price ($/Sh) (d)	Market Price on the Date of Grant (3)	Expiration Date (e)	5%($) (f)	10%($) (g)	0%
Anna E. Gluskin	250,000(1) 1,120,704(4)	4.1% 18.5%	0.61(2) 0.001	0.61 0.56	12/13/2009 04/04/2010	42,133	93,103	N/A 668,578

Rose C. Perri	250,000(1) 576,752(4)	4.1% 9.5%	0.61(2) 0.001	0.61 0.56	12/13/2009 04/04/2010	42,133	93,103	N/A 343,473

Mark Fletcher	250,000(1) 470,726(4)	4.1% 7.8%	0.61(2) 0.001	0.61 0.56	12/13/2009 04/04/2010	42,133	93,103	N/A 280,000

Gerald Bernstein, M.D.	100,000(1)	1.7%	0.61(2)	0.61	12/13/2009	16,853	37,241	N/A

(1)	These options were granted under the 2001 Plan on April 5, 2005 with an effective date as of December 13, 2004.

(2)	The exercise price of $0.61 per share represents the closing price of Generex’s common stock on The Nasdaq SmallCap Market on December 13, 2005.

(3)	The closing price of Generex’s common stock on The Nasdaq SmallCap Market on April 4, 2005, the day before the date of grant, was $0.56 per share.

(4)	These options were granted under the 2001 Plan on April 5, 2005 with an effective date as of April 4, 2005. These options were awarded in part as bonuses, in part as payment for retroactive salary increases accrued from August 1, 2004 through March 31, 2005 and, in the case of Ms. Gluskin and Ms. Perri, in part as payment for unpaid salary amounts accrued from August 1, 2004 through March 31, 2005. See the Summary Compensation Table above in this Part III. Item 11. Executive Compensation.

Option Exercises in 2005 Fiscal Year and Fiscal Year End Option Values

No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2005. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of securities underlying unexercised options at July 31, 2005 (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options at July 31, 2005(1) ($) Exercisable/ Unexercisable
Anna E. Gluskin	-0-	-0-	1,820,704 / 0	$723,630 / 0
Rose C. Perri	-0-	-0-	1,226,752 / 0	$376,045 / 0
Mark Fletcher	-0-	-0-	971,726 / 0	$308,294/ 0
Gerald Bernstein, M.D.	-0-	-0-	155,159 / 0	$3,000/ 0

(1) The closing price of Generex’s common stock on The Nasdaq SmallCap Market on July 31, 2005 was $0.64 per share.

Other Benefit Plans

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named officers.

Directors' Compensation

It is our policy to compensate members of our Board of Directors as follows:

•
Directors who are not officers or employees of Generex receive cash compensation of $10,000 each fiscal quarter and are reimbursed for expenses incurred in connection with attendance at Board and committee meetings.

•
At the discretion of the full Board of Directors, directors who are not officers or employees of the Company may receive stock options to purchase shares of the Company's common stock, par value $0.001 per share, each fiscal year. The number and terms of such options is within the discretion of the full Board of Directors.

•	Directors who are officers or employees of the Company do not receive separate consideration for their service on the Board of Directors.

On April 5, 2005, in consideration of their service on committees of the Board of Directors our Board of Directors awarded each of our non-employee directors, John P. Barratt, Mindy J. Allport-Settle, Brian T. McGee and Peter G. Amanatides, an option to purchase 100,000 shares of our common stock under the 2001 Plan at an exercise price equal to the closing price of our common stock on The Nasdaq SmallCap Market as of April 4, 2005 ($0.56 per share). Each such option became exercisable immediately upon grant and will be exercisable until the fifth anniversary of the date of grant.

In addition, on April 5, 2005, our Board of Directors awarded each of John P. Barratt and Brian T. McGee options to purchase shares of our common stock in satisfaction of certain director fees due and owing to each of them as of such date. Each of these non-employee directors received an option to purchase 35,714 shares of our common stock under the 2001 Plan at an exercise price of $0.001 per share. Each option became exercisable immediately upon grant and will expire on April 4, 2010.

Dr. Bernstein also is compensated pursuant to his employment agreement with us. See the description of Dr. Bernstein’s employment agreement above under the heading Employment Agreements in this Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of three non-employee directors: Brian T. McGee, Mindy J. Allport-Settle and Peter G. Amanatides. None of the members of the Compensation Committee was an officer or employee of Generex or any of its subsidiaries during last fiscal year. They did not previously serve as an officer of Generex or any of its subsidiaries. Mr. McGee, Ms. Allport-Settle and Mr. Amanatides have had no relationship with Generex that was required to be disclosed under Item 404 of Regulation S-K under the Exchange Act.

No executive officer of Generex has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of Generex (excluding entities that are wholly owned by one or more of the executive officers).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The tables on the following pages set forth information regarding the beneficial ownership of the common stock by:

•	Our executive officers and directors;

•	All directors and executive officers as a group; and

•	Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in these tables is as of November 21, 2005. At that date, we had 61,748,052 shares of common stock outstanding.

In addition to common stock, we have outstanding 1,000 shares of Special Voting Rights Preferred Stock. All of the shares of Special Voting Rights Preferred Stock are owned by Dr. Pankaj Modi, our former director and Vice President, Research and Development. The Special Voting Rights Preferred Stock generally does not have voting rights and is not convertible into shares of our common stock.

In January 2001 in connection with our joint venture with Elan International Services, Ltd. (“Elan”), we issued 1,000 shares of our Series A Preferred Stock. On or about December 31, 2004, Elan Pharmaceuticals Investment III, an affiliate of Elan, sold all outstanding shares of our Series A Preferred Stock with our consent. The purchaser of the shares of our Series A Preferred Stock immediately converted such shares into shares of our common stock. Our Series A Preferred Stock was generally non-voting.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

BENEFICIAL OWNERSHIP

Name of Beneficial Owner	Number of Shares	Percent of Class

(i) Directors and Executive Officers

Peter G. Amanatides (1)	101,000	*
John P. Barratt (2)	345,714	*
Gerald Bernstein, M.D. (3)	158,628	*
Mark Fletcher (4)	971,726	*
Anna E. Gluskin (5)	2,790,998	4.5%
Rose C. Perri (6)	5,331,554	8.6%
Mindy J. Allport-Settle (8)	170,000	*
Brian T. McGee (9)	205,714	*
Officers and Directors as a group (9 persons)	10,075,334	16.3%

(ii) Other Beneficial Owners (and their addresses)

EBI, Inc. In Trust(10) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,441,496	2.3%

GHI, Inc. In Trust (11) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,907,334	3.1%

* Less than one percent.

(1) Includes 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 1,000 shares purchased on April 5, 2005.

(2) Includes 70,000 shares issuable upon exercise of stock options granted on March 19, 2003, 70,000 shares issuable upon exercise of stock options granted on October 30, 2003, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation.

(3) Includes 3,469 shares held by Dr. Bernstein, 50,000 shares issuable upon exercise of stock options granted in November, 2002, 5,159 shares issuable upon exercise of stock options granted on December 31, 2001, and 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and pursuant to Dr. Bernstein's employment agreement with Generex.

(4) Includes 250,000 shares issuable upon the exercise of stock options granted on March 19, 2003 with an effective date as of April 21, 2003, 250,000 shares issuable upon the exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 1,000 shares issuable upon exercise of stock options granted on January 21, 2001 under Generex's 2000 Stock Option Plan.

(5) Includes 16,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 450,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan and 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan.

(6) Includes 204,726 shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Rose Perri, 400,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan and 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Rose Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for 200,000 shares which survived Mr. Perri's death. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Rose Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Rose Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(8) Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004 and 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan.

(9) Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation.

(10) All of these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Rose Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(11) Ms. Gluskin and Ms. Rose Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Rose Perri because she has the sole power to vote the shares.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

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

Item 13.  Certain Relationships and Related Transactions.

Generex acquired Generex Pharmaceuticals, Inc. in October 1997. Prior to Generex's acquisition of Generex Pharmaceuticals, it was a private Canadian corporation majority-owned and controlled by the following persons: Anna Gluskin, our Chairman, President, Chief Executive Officer and director; Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and director; and Mark Perri, our former Chairman of the Board of Directors and deceased husband of Rose Perri. Unless otherwise indicated, the transactions described below occurred prior to the acquisition of Generex Pharmaceuticals or pursuant to contractual arrangements entered into prior to that time. Generex presently has a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in Generex. Generex presently has a policy requiring the approval by the Audit Committee for any transactions in which a director has a material interest apart from such director's interest in Generex.

Real Estate Financing Transactions: In May 1997, EBI, Inc., a company controlled by Mark Perri, acquired shares of common stock of Generex Pharmaceuticals for $3 million (CAD) which, based on the exchange rate then in effect, represented approximately $2.1 million (US). Generex Pharmaceutical's use of those funds was restricted to acquiring an insulin research facility. Subsequently this restriction was eased to permit use of the funds to acquire properties used for manufacturing Generex Pharmaceutical's oral insulin product and other proprietary drug delivery products, and related testing, laboratory and administrative services. Under the terms of the investment, Generex Pharmaceuticals was required to lend these funds back to EBI until they were needed for the purposes specified. The entire amount was loaned back to EBI and was outstanding at July 31, 1997. During the period ended July 31, 1998, a total of $2,491,835 (CAD) was repaid by EBI. There was a repayment of approximately $33,000 made in the year ended July 31, 2004. There were no repayments made in the years ended July 31, 2005, 2003, 2002 and 2001. The balance due from EBI at July 31, 2005, was approximately $379,612 (US) based on the exchange rate then in effect. These funds are due on demand by Generex Pharmaceuticals, provided they are used for the purchase and/or construction or equipping of oral insulin manufacturing and testing facilities. The amounts repaid by EBI were used primarily to purchase and improve certain of the real estate and buildings owned by Generex Pharmaceuticals.

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

Although the above-listed transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and Development - related party" and "General and Administrative - related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted for as though the payments were made directly to the officers, and not as a related party transaction. With the exception of our arrangement with our management company described below, we do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

We utilize a management company to manage all of our real properties. The property management company is owned by Anna Gluskin, Rose Perri and the estate of Mark Perri. In the fiscal years ended July 31, 2005 and 2004 we paid the management company approximately $44,024 and $40,180, respectively, in management fees.

Loans to Executive Officers: On May 3, 2001, Rose Perri, Anna Gluskin and Mark Perri each received advances in the amount of $334,300 in exchange for promissory notes. These notes bore interest at 8.5 percent per annum and were payable in full on May 1, 2002. These notes were guaranteed by a related company owned by these individuals and secured by a pledge of 2,500,000 shares of Generex's common stock owned by this related company. On June 3, 2002, Generex's Board of Directors extended the maturity date of the loans to October 1, 2002. The other terms and conditions of the loans and guaranty remained unchanged and in full force and effect. As of July 31, 2002, the balance outstanding on these notes, including accrued interest, was $1,114,084. Subsequent to July 31, 2002, pursuant to a decision made as of August 30, 2002, these loans were satisfied by application of the pledged stock, at a value of $1.90 per share, which represented the lowest closing price during the sixty days prior to August 30, 2002.

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

Joint Venture with Elan International Services, Ltd/Elan Corporation, plc: In January 2001, we established a joint venture with Elan International Services, Ltd. ("EIS"), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as "Elan"), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture was being conducted. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

Pursuant to the Securities Purchase Agreement, dated January 16, 2001, between Generex, Elan and EIS, EIS has the right to nominate one director to Generex's Board of Directors for so long as EIS or its affiliates own at least 1.0% of the issued and outstanding shares of common stock. Dr. Lieberburg was the nominee of EIS thereunder. Dr. Lieberburg resigned effective August 1, 2002, and EIS did not subsequently inform Generex as to its nominee to replace Dr. Lieberburg.

In connection with the transaction, EIS purchased 344,116 shares of Generex's common stock for $5,000,000, and was issued a warrant to acquire 75,000 shares of Generex's common stock at $25.15 per share. In addition, EIS purchased 1,000 shares of our Series A Preferred Stock for $12,015,000, which EIS transferred, shortly thereafter, to Elan Pharmaceuticals Investment III, an affiliate of Elan ("EPIL III"). We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock were to be outstanding on January 16, 2007, we would have been required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference, either in cash, or in shares of common stock with a fair market value equal to the redemption price. Alternatively, the Series A Preferred Stock could have been converted, under certain conditions, into shares of our common stock. EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose.

On December 27, 2004, we entered into an agreement (the "Termination Agreement") with Elan, whereby we and Elan agreed to terminate the joint venture through Generex (Bermuda) Ltd. Pursuant to the terms of the Termination Agreement, (i) except for the common stock purchase warrant that was issued by us to Elan, which was amended to permit Elan or any other holder thereof to transfer the warrant without our consent, the parties agreed to terminate all agreements entered into in connection with the joint venture, and (ii) Elan agreed to transfer all shares of capital stock of Generex (Bermuda) owned by it to us. Accordingly, all rights granted by each party to the other terminated, including, without limitation, Elan's right to appoint a member to our Board of Directors, all other rights granted under the terms of the joint venture terminated, each party retained its intellectual property rights, we obtained full ownership of Generex (Bermuda), and all representatives of Elan who were officers and/or directors of Generex (Bermuda) resigned.

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

The conversion of the Series A Preferred Stock was particularly critical because the mandatory redemption feature required us to classify the Series A Preferred Stock of approximately $14,300,000 as mezzanine equity. Upon conversion of the Series A Preferred Stock, however, we were able to reclassify the approximately $14,300,000 of mezzanine equity as common equity on our balance sheet. This, in turn, allowed us to regain compliance with NASDAQ's Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years.

Transactions with Omicron Master Trust and Iroquois Capital, L.P.: Since the beginning of our last fiscal year, we have engaged in the following transactions with Omicron Master Trust (“Omicron”) and Iroquois Capital, L.P. (“Iroquois”), both of which were listed as beneficial owners of five percent or more of our outstanding shares of common stock as of the end of our fiscal year ended July 31, 2004.

On November 10, 2004, we entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Omicron and Iroquois and two other accredited investors for a private placement of 6% Secured Convertible Debentures (the “Debentures”) and warrants for an aggregate purchase price of $4,000,000, or $1,000,000 per investor. We completed this private placement on November 12, 2004. In connection with this transaction, we granted an Additional Investment Right to each investor. Brief descriptions of this transaction and the terms, conditions and conversion features of the Debentures, related warrants and Additional Investment Rights are set forth in the Form 10-K under the caption Developments in Fiscal 2005 and the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. A copy of the Securities Purchase Agreement was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on November 12, 2004.

On April 6, 2005, we entered into a Promissory Note and Agreement with Omicron (the “April 6, 2005 Promissory Note and Agreement”) pursuant to which Omicron loaned us the principal amount of $100,000. As additional consideration for the loan from Omicron, we issued on April 28, 2005 a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, which will expire on April 27, 2010. The terms and conditions of the loan from Omicron, as well as the rights of Omicron under the April 28, 2005 warrant, are described in the Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. A copy of the April 6, 2005 Promissory Note and Agreement was filed as Exhibit 4.22.1 to our Quarterly Report on Form 10-Q filed on June 14, 2005 (the “Form 10-Q”).

We did not pay the outstanding principal balance originally due on May 15, 2005 under the April 6, 2005 Promissory Note and Agreement. On June 7, 2005, Omicron agreed to extend the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with us from May 15, 2005 to July 22, 2005. As consideration for the extension, we contemporaneously issued a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, which will expire on June 7, 2010. The rights of Omicron under the June 7, 2005 warrant are described in the Form 10-K under the caption Financial Condition, Liquidity and Resources of this Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated herein by reference. A copy of the amendment to the April 6, 2005 Promissory Note and Agreement was filed as Exhibit 4.24.1 to the Form 10-Q, and a copy of the June 7, 2005 warrant issued to Omicron was filed Exhibit 4.3 to our Current Report on Form 8-K filed on June 10, 2005.

On June 16, 2005, we and each of the investors party to the Securities Purchase Agreement, including Omicron and Iroquois, entered into Amendment No. 1 to the Securities Purchase Agreement (“Amendment No. 1”), pursuant to which the investors agreed to exercise of 50% of their Additional Investment Rights in the aggregate amount of $2,000,000, or $500,000 per investor. Funding of this transaction occurred on June 17, 2005. In consideration for the investors’ exercise of their Additional Investment Rights, we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and warrants to purchase an aggregate of 2,439,024 shares of our common stock (the “AIR Warrants”) and granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”). Brief descriptions of this transaction and the terms, conditions and conversion features of the AIR Debentures, AIR Warrants and Additional AIRs are set forth in the Form 10-K under the caption Developments in Fiscal 2005 and the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. A copy of Amendment No. 1 was filed as Exhibit 4.1 to our Current Report on Form 8-K filed on June 17, 2005 (the “June 17, 2005 Form 8-K”).

On July 22, 2005, Omicron agreed to extend the interest payment date and the maturity date under the April 6, 2005 Promissory Note and Agreement with us from July 22, 2005 to September 20, 2005. As consideration for this extension, we contemporaneously issued on a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock, which will expire on July 22, 2010. A brief description of this transaction is set forth in the Form 10-K under the caption Sales of Unregistered Securities of Part II. Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, which disclosures are incorporated by reference herein. The rights of Omicron under the July 22 2005 warrant are described in the Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. Copies of the amendment to the April 6, 2005 Promissory Note and Agreement and the July 22, 2005 warrant issued to Omicron were filed as Exhibits 4.28.1 and 4.28.2, respectively, to the Form 10-K.

On September 8, 2005, we and each of the investors party to the Securities Purchase Agreement and Amendment No. 1, including Omicron and Iroquois, entered into an Amendment No. 2 to the Securities Purchase Agreement, dated November 10, 2004 as amended, and the Registration Rights Agreement, dated November 10, 2004 as amended (“Amendment No. 2”), pursuant to which the investors agreed to exercise an additional $2,000,000 (or $500,000 each) in principal amount of Additional Investment Rights (the “Second AIR Exercise”). In connection with this investment, we issued the investors Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”) and warrants to purchase an aggregate of 2,439,024 shares of the Company’s common stock (the “AIR Warrants”) and granted each investor a further Additional Investment Right (each an “Additional AIR” and collectively, the “Additional AIRs”). Brief descriptions of this transaction and the terms, conditions and conversion features of the AIR Debentures, AIR Warrants and Additional AIRs are set forth in the Form 10-K under the caption Developments Subsequent to Fiscal 2005 and the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. A copy of Amendment No. 2 was filed as Exhibit 4.2 to our Current Report on Form 8-K filed on September 9, 2005.

On September 20, 2005, we failed to pay the outstanding principal balance under the April 6, 2005 Promissory Note and Agreement with Omicron. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its note ($105,644 in total) into 128,834 shares of our common stock.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued to Iroquois in connection with the Securities Purchase Agreement, we issued Iroquois a five-year warrant to purchase 609,756 shares of our common stock at $1.20 per share. We received aggregate proceeds of $1,000,000 in connection with Iroquois’ exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The rights of Iroquois under the October 2005 warrant are described in the Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. A copy of the October 2005 warrant issued to Iroquois was filed as Exhibit 4.30 to the Form 10-K.

In October 2005, in consideration for the exercise of certain outstanding warrants previously issued Omicron in connection with the Securities Purchase Agreement, we issued Omicron a five-year warrant to purchase an aggregate of 609,756 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $1,000,000 in connection with the exercise of Omicron’s outstanding warrant to purchase shares of our common stock. The rights of Omicron under the October 2005 warrant are described in the Form 10-K under the caption Financial Condition, Liquidity and Resources of Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which disclosures are incorporated by reference herein. The form of the October 2005 warrant issued to Omicron was filed as Exhibit 4.31 to the Form 10-K.

On October 26, 2005, we and Omicron, Iroquois and the other two investors party to Amendment No. 1 amended the terms of the AIR Warrants issued in connection with Amendment No. 1 (the “Warrant Amendments”). In connection with the Warrant Amendments, we agreed to accelerate the initial exercise dates of the AIR Warrants in consideration of the exercise by each of the investors of not less than 100% of its Air Warrant and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Each of the investors timely delivered the aforementioned Notice of Exercise, satisfying the conditions specified in each of the Warrant Amendments. We received aggregate proceeds of approximately $2,000,000 in connection with the investors’ exercise of the AIR Warrants. In consideration of each of the investors’ exercise of its AIR Warrant, we issued each investor a five-year warrant to purchase 304,878 shares of our common stock. Brief descriptions of the Warrant Amendments and the rights of Omicron and Iroquois and the other two investors under the October 26, 2005 warrants are set forth in our Current Report on Form 8-K filed on October 31, 2005 (the “October 31, 2005 Form 8-K”), which disclosures are incorporated by reference herein. The form of the October Warrant was attached to the October 31, 2005 Form 8-K as Exhibit 4.5. Copies of the Warrant Amendments entered into with Omicron and Iroquois were filed as Exhibits 4.1 and 4.4, respectively, to the October 31, 2005 Form 8-K.

Additionally, on October 27, 2005, we and Omicron amended the Additional AIR granted to Omicron in connection with Amendment No. 1 (the “AIR Amendment”) to accelerate the initial exercise date in consideration of the exercise by Omicron of its Additional AIR and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Omicron timely delivered its Notice of Exercise, satisfying the conditions specified in the AIR Amendment In connection with Omicron’s exercise of the Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its Additional AIR, Omicron purchased a $500,000 principal amount AIR Debenture with a conversion price of $0.82 and AIR Warrants entitling Omicron to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the $500,000 AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR). A brief description of the AIR Amendment is set forth in the October 31, 2005 Form 8-K, which disclosures are incorporated by reference herein. The terms, conversion/exercise features and acceleration provisions of the AIR Debenture and AIR Warrants received by Omicron are described in detail in the June 17, 2005 Form 8-K, which disclosures are incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

BDO Dunwoody, LLP (“BDO Dunwoody”) has served as independent auditors for Generex since July 1, 2003, when the Audit Committee of our Board of Directors approved their engagement. On July 1, 2003, the Audit Committee of our Board of Directors dismissed Deloitte & Touche, LLP (“Deloitte & Touche”) as our independent auditors. The fiscal year ended July 31, 2002 was the last fiscal year during which Deloitte & Touche served as our independent auditors.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2004 and July 31, 2005 to our independent auditors:

	Fiscal Year Ended July 31, 2004		Fiscal Year Ended July 31, 2005

Audit Fees	$185,672	(1)	$291,390	(2)
Audit-Related Fees	$42,360	(3)	$0
Tax Fees	$0		$0
All Other Fees	$0	(4)	$0	(4)

(1) Represents charges of BDO Dunwoody, Generex's auditor for fiscal year ended July 31, 2004.

(2) Represents charges of BDO Dunwoody, Generex's auditor for fiscal year ended July 31, 2005.

(3) Represents amounts billed by Deloitte & Touche for review of financial statements contained in Generex's Annual Reports on Form 10-K, and review of registration statements incorporating by reference their reports.

(4) Neither Deloitte & Touche nor BDO Dunwoody billed amounts for any other services.

Policy for Pre-Approval of Audit and Non-Audit Services

The Audit Committee’s policy is to pre-approve all audit services and all non-audit services that Generex’s independent auditor is permitted to perform for Generex under applicable federal securities regulations. As permitted by the applicable regulations, the Audit Committee’s policy utilizes a combination of specific pre-approval on a case-by-case basis of individual engagements of the independent auditor and general pre-approval of certain categories of engagements up to predetermined dollar thresholds that are reviewed annually by the Audit Committee. Specific pre-approval is mandatory for the annual financial statement audit engagement, among others.

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

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

3. Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28 day of November 2005.

GENEREX BIOTECHNOLOGY CORPORATION

Date:	By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer	November 28, 2005
Anna E. Gluskin	and Director
(Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial	November 28, 2005
Rose C. Perri	Officer, and Treasurer,
Secretary and Director (Principal
Financial Accounting Officer)

/s/ Gerald Bernstein, M.D.	Vice President Medical Affairs	November 28, 2005
Gerald Bernstein, M.D.	and Director

/s/ Mindy J. Allport-Settle	Director	November 28, 2005
Mindy J. Allport-Settle

/s/ Brian T. McGee	Director	November 28, 2005
Brian T. McGee

/s/ John P. Barratt	Director	November 28, 2005
John P. Barratt

/s/ Peter G. Amanatides	Director	November 28, 2005
Peter G. Amanatides

/s/ Slava Jarnitskii	Controller	November 28, 2005
Slava Jarnitskii

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002