Form 10-Q
period 2005-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2005-12-15
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 63,532,395 as of December 7, 2005.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

	(Unaudited) Consolidated Balance Sheets - October 31, 2005 and July 31, 2005	3

	Consolidated Statements of Operations -- for the three month periods ended October 31, 2005 and 2004, and cumulative from November 2, 1995 to October 31, 2005	4

	Consolidated Statements of Cash Flows -- For the three month periods ended October 31, 2005 and 2004, and cumulative from November 2, 1995 to October 31, 2005	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	53

Item 4.	Controls and Procedures	53

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	54

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	54

Item 3.	Defaults Upon Senior Securities	56

Item 4.	Submission of Matters to a Vote of Security Holders	56

Item 5.	Other Information	56

Item 6.	Exhibits	56

Signatures		64

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	Unaudited
	October 31,	July 31,
	2005	2005
ASSETS
Current Assets:
Cash and cash equivalents	$7,880,081	$586,530
Restricted cash	183,311	204,734
Other current assets	302,064	165,586
Deferred debt issuance costs	432,056	337,798
Total Current Assets	8,797,512	1,294,648

Property and Equipment, Net	2,825,911	3,976,742
Assets Held for Investment, Net	3,552,218	2,371,749
Patents, Net	5,373,573	5,443,094
Due From Related Party	394,702	379,612

TOTAL ASSETS	$20,943,916	$13,465,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,525,405	$2,410,846
Short-term advance	340,503	325,179
Current maturities of long-term debt	2,571,530	2,571,530
Convertible Debentures, Net of Debt Discount of $1,162,838 and
$2,108,459 at October 31, 2005 and July 31, 2005, respectively	293,023	1,314,926
Total Current Liabilities	5,730,461	6,622,481

Long-Term Debt, Net	799,993	716,361

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
October 31, 2005 and July 31, 2005, respectively	1	1
Common stock, $.001 par value; authorized 150,000,000 shares at
October 31, 2005 and July 31, 2005; 58,318,489 and 41,933,898
shares issued and outstanding, respectively	58,319	41,935
Additional paid-in capital	143,728,962	126,044,326
Subscription receivable	(500,000)	—
Deficit accumulated during the development stage	(129,531,326)	(120,528,108)
Accumulated other comprehensive income	657,506	568,849
Total Stockholders’ Equity	14,413,462	6,127,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,943,916	$13,465,845

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2005	2004	2005

Revenues	$43,750	$142,750	$2,063,046

Operating Expenses:
Research and development	676,379	3,395,130	55,594,824
Research and development - related party	—	—	220,218
General and administrative	1,474,856	3,422,238	66,925,970
General and administrative - related party	—	—	314,328
Total Operating Expenses	2,151,235	6,817,368	123,055,340

Operating Loss	(2,107,485)	(6,674,618)	(120,992,294)

Other Income (Expense):
Miscellaneous income (expense)	—	—	195,693
Income from Rental Operations, net	4,853	47,066	209,529
Interest income	1,337	15,438	3,395,817
Interest expense	(6,739,575)	(45,914)	(11,574,510)
Loss on extinguishment of debt	(162,348)	—	(1,508,689)

Net Loss Before Undernoted	(9,003,218)	(6,658,028)	(130,274,454)

Minority Interest Share of Loss	—	—	3,038,185

Net Loss	(9,003,218)	(6,658,028)	(127,236,269)

Preferred Stock Dividend	—	—	2,295,057

Net Loss Available to Common Shareholders	$(9,003,218)	$(6,658,028)	$(129,531,326)

Basic and Diluted Net Loss Per Common Share	$(.20)	$(.19)

Weighted Average Number of Shares of
Common Stock Outstanding	45,798,108	34,810,981

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2005	2004	2005
Cash Flows From Operating Activities:
Net loss	$(9,003,218)	$(6,658,028)	$(127,236,269)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	279,984	271,738	3,861,164
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	1,278	—	77,364
Loss on extinguishment of debt	162,348	—	1,508,689
Common stock issued for services rendered	(27,211)	675,800	4,759,053
Amortization of prepaid services in conjunction with common stock issuance	46,125	—	46,125
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	490,600	6,833,873
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	(138,000)	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	147,630	—	395,737
Amortization of discount on convertible debentures	3,415,992	—	7,150,803
Common stock and warrants issued as interest payment	3,151,489	—	3,228,485
Interest on short-term advance	6,658	—	15,324
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	—	105,300
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	—	—	43,812
Other current assets	5,562	604,905	(106,679)
Accounts payable and accrued expenses	173,525	1,048,260	6,039,276
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(1,639,838)	(3,704,725)	(91,723,634)

Cash Flows From Investing Activities:
Purchase of property and equipment	(13)	(42,140)	(4,292,729)
Costs incurred for patents	(22,795)	(58,983)	(1,517,781)
Change in restricted cash	29,295	(2,476)	(141,701)
Proceeds from maturity of short term investments	—	—	126,687,046
Purchases of short-term investments	—	—	(126,687,046)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	395,889	(477,194)
Change in notes receivable - common stock	—	(6,300)	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	6,487	285,990	(9,729,140)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Proceeds from issuance of long-term debt	—	—	1,970,148
Repayment of long-term debt	(52,693)	(19,269)	(1,259,631)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	6,391,999	—	10,944,983
Proceeds from exercise of stock options	101,545	—	1,111,985
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Proceeds from issuance of convertible debentures, net	2,485,000	—	8,784,930
Repayments of convertible debentures	—	—	(461,358)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	73,283,715
Purchase and retirement of common stock	—	—	(119,066)
Net Cash Provided by (Used in) Financing Activities	8,925,851	(19,269)	109,304,742

Effect of Exchange Rates on Cash	1,051	16,091	28,113

Net Increase (Decrease) in Cash and Cash Equivalents	7,293,551	(3,421,913)	7,880,081

Cash and Cash Equivalents, Beginning of Period	586,530	4,950,419	—

Cash and Cash Equivalents, End of Period	$7,880,081	$1,528,506	$7,880,081

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2006. In the Company’s opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at October 31, 2005 of approximately $129 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company is in the development stage and has realized minimal revenues to date. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

2.	Effects of Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (“SFAS 123(R)”), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS 123(R), including interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement SFAS 123(R) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of SFAS 123(R) and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note 3 - "Stock Based Compensation" for further information and the required disclosures under SFAS 123(R) and SAB 107, including the impact of the implementation on our results of operations.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

2.	Effects of Recent Accounting Pronouncements (Continued)
In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29.” The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of this statement did not have a significant impact on the consolidated results of operations or financial position of the Company.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections.” This statement replaces APB No. 20 and SFAS No. 3 and changes the requirements for the accounting and reporting of a change in accounting principle. APB No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of voluntary changes in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect that the adoption of SFAS No. 154 will have a significant impact on the consolidated results of operations or financial position of the Company.

3.	Stock-Based Compensation
As of October 31, 2005, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,795,000 and 632,731 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of October 31, 2005.

The 2000 and 2001 Plans (the Plans) are administered by the Compensation Committee (the Committee). The Committee is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Committee is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Committee.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)
Prior to August 1, 2005, the Company accounted for the share-based compensation granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations (“APB 25”). In accordance with APB 25, the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for its stock option awards to employees in its Consolidated Statement of Operations prior to August 1, 2005, as all option exercise prices were equal to the fair market value of the Company stock on the date the options were granted. Effective August 1, 2005, the Company implemented the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) (“SFAS 123 (R)”), “Share Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock Based Compensation,” and SAB 107 for all share-based compensation that was not vested as of July 31, 2005.

For the three months ended October 31, 2005, no compensation expense was recorded for options outstanding as of August 1, 2005. There were no options granted during the three months ended October 31, 2005.

The following table illustrates the pro forma effect on net income and earnings per share for the first quarter of fiscal 2005, assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such quarter. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions listed below. The estimated fair value of options granted is expensed at the date of grant. Share-based employee compensation, in the current period of $-0- (net of related tax), is included in the October 31, 2005 net loss of $9,003,218. The following table represents the impact had the treatment been adopted at August 1, 2004.

Three Months
Ended
October 31,
2004

Net Loss Available to Common Stockholders, as Reported	$(6,658,028)

Add: Total Stock-Based Employee Compensation Included in Reported Net Loss	—

Deduct: Total Stock-Based Employee Compensation Income
Determined Under Fair Value Based Method, Net of
Related Tax Effect	1,430,640

Pro Forma Net Loss Available to Common Stockholders	$(8,088,668)

Loss Per Share:
Basic and diluted, as reported	$(0.19)
Basic and diluted, pro forma	$(0.23)

The implementation of the provisions of SFAS 123(R) and SAB 107 during the first quarter of fiscal 2006 did not have a material impact on the Company’s cash flow from operations or cash flow from financing activities during the first quarter of fiscal 2006.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)
The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and vesting over two years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted to employees during the fiscal quarter ended October 31, 2005.

The summary of the stock option activity during the fiscal quarter ended October 31, 2005 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Share	Term (Years)

Outstanding, August 1, 2005	11,607,269	$1.51	3.66
Granted	—	$—	—
Cancelled	(35,000)	$7.56	—
Exercised	(141,500)	$0.72	—
Outstanding, October 31, 2005	11,430,769	$1.50	3.44

The summary of the status of the Company’s non-vested as of October 31, 2005, as changes during the fiscal quarter then ended is as follows:

Weighted
Average
Grant Date
	Shares	Fair Value

Non-vested Stock Options, August 1, 2005	628,000	$0.72
Granted	—	$—
Cancelled	—	$—
Vested	(628,000)	$0.72
Exercised		$—
Non-vested Stock Options, October 31, 2005	—	$—

As of October 31, 2005, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

4.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2005 and 2004, was $8,914,561 and $6,339,104, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	October 31,	July 31,
	2005	2005

Accounts Payable	$1,031,205	$999,726
Accounting and Auditing	293,846	274,627
Accrued Legal Fees and Settlement	511,908	599,461
Termination Agreements and Severance Pay	276,283	265,720
Executive Compensation and Directors Fees	412,163	271,312
Total	$2,525,405	$2,410,846

6.	Convertible Debentures

$4 Million Convertible Debenture
On November 8, 2004, the Company entered into four definitive agreements with four accredited investors, pursuant to which the Company would issue four $1,000,000 convertible promissory notes (“convertible debentures”) for aggregate gross proceeds of $4,000,000. The notes carry a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the three months ended October 31, 2005 $77,994 has been amortized as interest expense and the remaining unamortized balance of $77,994 is included in deferred debt issuance costs.

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

$4 Million Convertible Debenture (Continued)
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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $312,158 during the three months ended October 31, 2005. During the three months ended October 31, 2005, the Company has issued 364,113 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversion of principal and interest totaling $298,573. In conjunction with the conversions, the Company recognized $179,162 of the unamortized debt discount attributed to the beneficial conversion feature and the value of the warrants as interest expense.

The Company has repaid the note holders $605,109 of the principal and interest in 1,061,607 shares of common stock during the three months ended October 31, 2005. This repayment resulted in a charge of $109,655 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

$500,000 Convertible Debenture
On March 28, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $500,000. The note bore interest at 10 percent per annum payable in common stock at the holders option and was due on May 15, 2005. The note was convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible debenture also received warrants to purchase 1,219,512 of common stock at $0.82 per share. In accordance with EITF 00-27 the Company recognized the value attributable to the warrants, in the amount of $245,521, to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5, the Company recognized the value attributable to the beneficial conversion feature valued at $86,984, to additional paid-in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period as interest expense using the effective yield method.

The Company fully amortized the convertible note debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $332,505 during the year ended July 31, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$500,000 Convertible Debenture (Continued)
On June 7, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible note to July 22, 2005. In consideration for the holder’s agreement to amend the original convertible note the Company granted a warrant to purchase 1,219,512 shares of common stock at $0.82 per share with an expiration of June 10, 2010. In accordance with EITF 98-5 the fair value of the warrants, $597,561, was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that the new debt did not have a beneficial conversion feature.

On July 22, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible note to September 20, 2005. In consideration for the holder’s agreement to amend the original convertible note the Company granted a warrant to purchase 1,219,512 shares of common stock at $0.82 per share with an expiration of July 22, 2010. In accordance with EITF 98-5 the fair value of the warrants, $524,390, was recorded as a loss on extinguishment of the debt. It was then determined that the new debt did not have a beneficial conversion feature.

During the three months ended October 31, 2005, the Company issued 644,003 shares of common stock to the holder of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $528,082.

$100,000 Convertible Debenture
On April 4, 2005, the Company entered into a definitive agreement pursuant to which the Company would issue a convertible promissory note for aggregate gross proceeds of $100,000. The note bore interest at 10 percent per annum payable in common stock at the holders option and was due on May 15, 2005. The note was convertible into registered common stock of the Company at a per share price equal $0.82.

The holder of the convertible note also received warrants to purchase 243,902 of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $49,104 to additional paid-in capital and a discount against the convertible note. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 2.78 percent, an expected volatility of 1.0054 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible note’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5, the Company recognized the value attributable to the beneficial conversion feature valued at $17,397, to additional paid-in capital and a discount against the convertible note. The debt discount attributed to the beneficial conversion feature is amortized over the convertible note's maturity period as interest expense using the effective yield method.

The Company fully amortized the convertible note debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $66,501 during the year ended July 31, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$100,000 Convertible Debenture (Continued)
On June 7, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible note to July 22, 2005. In consideration for the holder’s agreement to amend the original convertible note the Company granted a warrant to purchase 243,902 shares of common stock at $0.82 per share with an expiration of June 10, 2010. In accordance with EITF 98-5 the fair value of the warrants, $119,512 was determined to be the reacquisition price on the debt on the extinguishment date and was recorded as a loss on extinguishment of the debt. It was then determined that the new debt did not have a beneficial conversion feature.

On July 22, 2005 the Company entered into an agreement with the note holder to extend the maturity date of the convertible note to September 20, 2005. In consideration for the holder’s agreement to amend the original convertible note the Company granted a warrant to purchase 243,902 shares of common stock at $0.82 per share with an expiration of July 22, 2010. In accordance with EITF 98-5 the fair value of the warrants, $104,878, was recorded as a loss on extinguishment of the debt. It was then determined that the new debt did not have a beneficial conversion feature.

During the three months ended October 31, 2005, the Company issued 128,834 shares of common stock to the holders of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $105,644.

$2 Million Convertible Debenture
On June 17, 2005, the holders of the $4 million convertible debenture exercised 50 percent of their additional investment right “AIR Exercise” resulting in four $500,000 convertible promissory notes (“convertible debentures’) for an aggregate proceeds of $2,000,000. The notes carry a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction. In consideration of the AIR Exercise the Company reduced the conversion price of the convertible debentures issuable upon the AIR Exercise from $0.82 to $0.60 per share.

Proceeds related to the AIR Exercise, net of issuance costs of $160,300, amounted to $1,839,700. Included in the issuance costs were warrants to purchase 35,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $20,300 using the Black Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the three months ended October 31, 2005, $31,026 has been amortized as interest expense and the remaining unamortized balance of $124,103 is included in deferred debt issuance costs.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$2 Million Convertible Debenture (Continued)
The holders of the convertible debentures also received warrants to purchase 2,439,024 shares of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $828,571 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,171,429, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $53,181 for the three months ended October 31, 2005. During the three months ended October 31, 2005, the Company has issued 2,363,352 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,418,012. In conjunction with the conversions, the Company recognized $1,415,692 of the unamortized debt discount attributed to the beneficial conversion feature and the value of the warrants as interest expense.

The Company has repaid the note holders $215,270 of the principal and interest in 390,322 shares of common stock during the three months ended October 31, 2005. This repayment resulted in a charge of $52,693 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

Second $2 Million Convertible Debenture
On September 8, 2005, the holders of the $2 million convertible debenture exercised their additional investment right “AIR Exercise” resulting in four $500,000 convertible promissory notes (“convertible debentures’) for an aggregate proceeds of $2,000,000. The notes carry a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction. In consideration of the AIR Exercise the Company reduced the conversion price of the convertible debentures issuable upon the AIR Exercise from $0.82 to $0.60 per share.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

Second $2 Million Convertible Debenture (Continued)
Proceeds related to the AIR Exercise, net of issuance costs of $185,600, amounted to $1,814,400. Included in the issuance costs were warrants to purchase 60,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $30,600 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9232 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the three months ended October 31, 2005, $23,948 has been amortized as interest expense and the remaining unamortized balance of $161,652 is included in deferred debt issuance costs.

The holders of the convertible debentures also received warrants to purchase 2,439,024 shares of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $785,185 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9232 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,185,185, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $209,768 for the three months ended October 31, 2005. During the three months ended October 31, 2005, the Company has issued 2,286,390 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,373,788. In conjunction with the conversions, the Company recognized $1,246,030 of the unamortized debt discount attributed to the beneficial conversion feature and the value of the warrants as interest expense.

$500,000 Convertible Debenture
On October 27, 2005, one of the debenture holders exercised its additional investment right “AIR Exercise” resulting in a $500,000 convertible promissory note (“convertible debenture’) for an aggregate proceeds of $500,000. The convertible debenture carries a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debenture is convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$500,000 Convertible Debenture (Continued)
Proceeds related to the AIR Exercise, net of issuance costs of $49,250, amounted to $450,750. Included in the issuance costs were warrants to purchase 15,000 shares of common stock at $0.95 per share and commissions of $35,000 issued to a third party. The fair value of the warrant was determined to be $14,250 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9322 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $35,000 of issuance costs associated with the shares of common stock issued are being amortized over the life of the debt as a deferred debt issuance cost. During the three months ended October 31, 2005, $318 has been amortized as interest expense and the remaining unamortized balance of $48,932 is included in deferred debt issuance costs.

The holder of the convertible debenture also received warrants to purchase 609,756 shares of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $270,950 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9232 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $229,050, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $-0- for the three months ended October 31, 2005. During the three months ended October 31, 2005, the Company has not issued any shares of common stock to the holders of the convertible debenture as the Company has received no notice of conversion.

7.	Short-term Advance
On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,200 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the $4,000,000 convertible debenture agreements. The Company is obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum. The Company did not make the first required installment, therefore, has accrued interest in the amount of $15,324, $6,658 of which is included in the consolidated statement of operations for the three months ended October 31, 2005.

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
In February 2001, a former business associate of the former Vice President of Research and Development (VP), and an entity called Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by the company called CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. (“CBI”) for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company’s motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against the VP and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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
Basic EPS and Diluted EPS for the three months ended October 31, 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 29,821,353 and 17,650,348 incremental shares at October 31, 2005 and 2004, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	October 31,
	2005	2004
Cash paid during the period for:
Interest	$56,427	$45,914
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:

Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$140,000	$—
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$44,850	$—
Increase in deferred debt issuance costs included in
accounts payable and accrued expenses in conjunction
with capitalized services upon issuance of convertible
debentures	$35,000	$—
Costs paid from proceeds in conjunction with capitalized
services upon issuance of convertible debentures	$15,000	$—
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion
feature	$2,470,370	$—
Satisfaction of accounts payable through the issuance of
common stock	$133,605	$—
Principal repayment of convertible debentures through the
issuance of common stock	$782,308	$—
Issuance of common stock in conjunction with convertible
debenture conversion	$3,685,217	$—
Increase in subscription receivable as a result of warrant
exercises	$500,000	$—
Increase in other current assets for the prepayment of services
through the issuance of common stock	$184,500	$—

11.	Transactions with Related Party
The Company’s change in “Due from Related Party” for the three months ended October 31, 2005 represents only the effect of change in quarter end exchange rate versus that in effect at July 31, 2005.

12.	Stockholders’ Equity
In August 2005, the Company issued 265,929 shares of common stock to various consultants for services rendered in the amount of $157,289. The shares were valued at $0.59 to $0.61 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

In September 2005, the Company issued 162,933 shares of common stock to various vendors for the satisfaction of $113,605 of accounts payable and accrued liabilities. The shares were valued at $0.81 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 2005, the Company issued an aggregate of 1,061,607 shares of common stock as monthly principal and interest payments totaling $714,761 of the $4,000,000 convertible debenture (see Note 6).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
In October 2005, the Company issued an aggregate of 364,113 shares of common stock resulting from the conversion of $298,573 of principal and accrued interest of the $4,000,000 convertible debenture (see Note 6).

During September and October 2005, the Company issued an aggregate of 390,322 shares of common stock as monthly principal and interest payments totaling $267,963 of the $2,000,000 convertible debenture (see Note 6).

During September and October 2005, the Company issued an aggregate of 2,363,352 shares of common stock resulting from the conversion of $1,418,012 of principal and accrued interest of the $2,000,000 convertible debenture (see Note 6).

In September 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of Additional Investment Rights (AIR) (“Second $2 Million Convertible Debenture”). In connection with this investment, the Company agreed to issue warrants to purchase an aggregate of 2,439,024 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR. In addition, in connection with the transaction contemplated by Amendment No. 2, the Company issued a placement agent (i) 170,732 shares of common stock in lieu of a cash fee equal to 7 percent of the gross proceeds received by the Company and (ii) warrants exercisable into approximately 60,000 shares of common stock at the same exercise price as the AIR warrants (see Note 6).

During the September and October 2005, the Company issued an aggregate of 2,286,390 shares of common stock resulting from the conversion of $1,373,788 of principal and accrued interest of the Second $2,000,000 Convertible Debenture (see Note 6).

In October 2005 one of the debenture holders exercised its additional investment right “AIR Exercise” resulting in a $500,000 convertible promissory note (“$500,000 Convertible Debenture’) for an aggregate proceeds of $500,000. In connection with this investment, the Company agreed to issue warrants to purchase an aggregate of 609,756 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof. In addition, in connection with the transaction, the Company issued a placement agent warrants to purchase 15,000 shares of common stock (see Note 6).

In October 2005, the holder of a $500,000 promissory note exercised its right to convert the principal and accrued interest amount of $528,082 as of the date of conversion into 644,003 shares of common stock at $0.82 per share (see Note 6).

In October 2005, the holder of a $100,000 promissory note exercised its right to covert the principal and accrued interest amount of $105,644 as of the date of conversion into 128,834 shares of common stock at $0.82 per share (see Note 6).

In October 2005, the Company issued an aggregate of 909,756 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $1.20 per share and were valued at $0.63. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 93.22 percent and risk free interest of 3.76 percent, resulted in charges to the interest expense of $573,146.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
In October 2005, the Company issued an aggregate of 2,748,780 to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $1.25 per share and were valued at $0.91. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 93.22 percent and risk free interest of 3.76 percent, resulted in charges to the interest expense of $2,501,390.

In October 2005, the Company received aggregate cash proceeds of approximately $6.4 million and a subscription receivable of $500,000 from exercises of existing warrants. The Company issued 8,404,876 shares of common stock as a result of these transactions. The subscription receivable of $500,000 was received subsequent to the period end.

In October 2005, the Company received aggregate cash proceeds of $101,545 from exercises of stock options. The Company issued 141,500 shares of common stock as a result of these transactions.

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Conversions	5,786,692	$5,787	$3,718,313	$3,724,100
Convertible Debenture Monthly
Repayments	1,451,929	1,452	981,272	982,724
Warrants and Stock Options Exercised
for Cash	8,546,376	8,546	6,984,997	6,993,543
Issuance for Services and Accounts
Payable	599,594	600	410,294	410,894

Total	16,384,591	$16,385	$12,094,876	$12,111,261

13.	Subsequent Events
In December 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement (the “Amendment No. 3”), pursuant to which (i) all but one of the Investors agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional AIRs granted to such Investors in connection with the First AIR Exercise and (ii) all of the Investors agreed to exercise an aggregate of $2,000,000 in principal amount of the Additional AIRs granted to the Investors in connection with the Second AIR Exercise. In connection with this investment, the Company agreed to issue warrants to purchase an aggregate of 4,268,292 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor a further AIR. In addition, in connection with the transaction contemplated by Amendment No. 3, the Company is required to pay a placement agent (i) $245,000 of a cash fee equal to 7 percent of the gross proceeds received by the Company and (ii) warrants exercisable into 105,000 shares of common stock at $0.82 per share.

During December 2005, the Company issued an aggregate of 1,281,830 shares of common stock resulting from the conversion of $1,051,100 of principal and accrued interest of the December 2005 Convertible Debentures.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Subsequent Events (Continued)
In December 2005, the Company issued an aggregate of 193,115 shares of common stock to certain employees. The shares were valued at $0.90 per share based on the quoted market price of the Company’s common stock on the date of the issuances.

In December 2005, the Company issued a warrant for 1,829,268 shares to one debenture holder as an incentive to exercise its existing warrants. All warrants have a five year term, an exercise price of $1.25 per share and were valued at $0.61. The warrant, which were valued using the Black-Scholes pricing model with expected volatility of 92.54% and risk free interest of 4.02%, resulted in charges to the interest expense of $1,115,854

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,”  “Generex,”  “we,”  “us,” or  “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2005 that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Act”). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “expects,”  “plans,”  “intends,”  “believes,”  “will,”  “estimates,”  “forecasts,”  “projects” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval; and

•	our ability to obtain the necessary financing to fund our operations.

Additional factors that could affect future results are set forth below under the caption Risk Factors. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Quarterly Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

In January 1998, we participated in a “reverse acquisition” with Green Mt. P. S., Inc., a previously inactive Idaho corporation formed in 1983. As a result of this transaction, our shareholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt., we became a wholly-owned subsidiary of Green Mt., Green Mt. changed its corporate name to Generex Biotechnology Corporation (“Generex Idaho”), and we changed our corporate name to GB Delaware, Inc. Because the reverse acquisition resulted in our shareholders becoming the majority holders of Generex Idaho, we were treated as the acquiring corporation in the transaction for accounting purposes. Thus, our historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

In April 1999, we completed a reorganization in which we merged with Generex Idaho. In this transaction, all outstanding shares of Generex Idaho were converted into our shares, Generex Idaho ceased to exist as a separate entity, and we changed our corporate name back to “Generex Biotechnology Corporation.” This reorganization did not result in any material change in our historical financial statements or current financial reporting.

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

Our first product is an insulin formulation that is administered as a fine spray into the oral cavity using a hand-held aerosol spray applicator. Between January 1999 and September 2000, we conducted limited clinical trials on this product in the United States, Canada and Europe. In September 2000, we entered into an agreement (the “Development and License Agreement”) to develop this product with Eli Lilly and Company (“Lilly”). To date, over 1,100 patients with diabetes have been dosed with our oral insulin product at approved facilities in seven countries. We conducted several clinical trials with insulin supplied by Lilly under our Development and License Agreement. Lilly did not, however, authorize or conduct any clinical trials or provide financial support for those trials. We did receive a $1,000,000 upfront payment from Lilly. On May 23, 2003, we announced that we had agreed with Lilly to end the Development and License Agreement for the development and commercialization of buccal delivery of insulin. On November 5, 2003, we entered into a termination agreement with Lilly terminating the Development and License Agreement, effective as of June 2, 2003. In accordance with the termination agreement, we retained all of the intellectual property and commercialization rights with respect to buccal spray drug delivery technology, and we have the continuing right to develop and commercialize the product. We also entered into a Bulk Supply Agreement (the “Bulk Supply Agreement”) for the sale of human insulin crystals by Lilly to us over a three-year period.

In January 2001, we established a joint venture with Elan International Services, Ltd. (“EIS”), a wholly-owned subsidiary of Elan Corporation, plc (EIS and Elan Corporation, plc being collectively referred to as “Elan”), to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products, for the treatment of prostate cancer, endometriosis and/or the suppression of testosterone and estrogen. In January 2002, we and Elan agreed to expand the joint venture to encompass the buccal delivery of morphine for the treatment of pain and agreed to pursue buccal morphine as the initial pharmaceutical product for development under Generex (Bermuda) Ltd., the entity through which the joint venture was being conducted. This expansion of the joint venture occurred after we successfully completed a proof of concept clinical study of morphine delivery using our proprietary buccal delivery technology.

In connection with the joint venture, EIS purchased 1,000 shares of our Series A Preferred Stock for $12,015,000, which EIS transferred, shortly thereafter, to Elan Pharmaceuticals Investment III, an affiliate of Elan (“EPIL III”). We applied the proceeds from the sale of the Series A Preferred Stock to subscribe for an 80.1% equity ownership interest in Generex (Bermuda), Ltd. EIS paid in capital of $2,985,000 to subscribe for a 19.9% equity ownership interest in the joint venture entity. In accordance with the terms of the Series A Preferred Stock, if any shares of Series A Preferred Stock were to be outstanding on January 16, 2007, we would have been required to redeem the shares of Series A Preferred Stock at a redemption price equal to the aggregate Series A Preferred Stock liquidation preference, either in cash, or in shares of common stock with a fair market value equal to the redemption price. Alternatively, the Series A Preferred Stock could have been converted, under certain conditions, into shares of our common stock. EIS also purchased 344,116 shares of our common stock for $5,000,000. We were permitted to use the proceeds of this sale for any corporate purpose.

On December 27, 2004, we entered into an agreement (the “Termination Agreement”) with Elan, whereby we and Elan agreed to terminate the joint venture through Generex (Bermuda) Ltd. Pursuant to the terms of the Termination Agreement, (i) except for a common stock purchase warrant that was issued by us to Elan, which was amended to permit Elan or any other holder thereof to transfer the warrant without our consent, the parties agreed to terminate all agreements entered into in connection with the joint venture, and (ii) Elan agreed to transfer all shares of capital stock of Generex (Bermuda) owned by it to us. Accordingly, all rights granted by each party to the other terminated, including, without limitation, Elan's right to appoint a member to our Board of Directors, all other rights granted under the terms of the joint venture terminated, each party retained its intellectual property rights, we obtained full ownership of Generex (Bermuda), and all representatives of Elan who were officers and/or directors of Generex (Bermuda) resigned.

In connection with negotiating the Termination Agreement, EPIL III approached us for consent to transfer the Series A Preferred Stock by way of an auction process. Although we provided our consent to the transfer, it was contingent upon EPIL III agreeing to satisfy the following conditions: (i) the auction process could conclude no later than December 15, 2004 and EPIL III's disposition of the shares could conclude no later than December 31, 2004 (the “Closing Date”), (ii) the buyer had to immediately convert the Series A Preferred Stock at the voluntary conversion price of $25.77 (calculated pursuant to the terms of the certificate of designation for the Series A Preferred Stock resulting in the issuance of 534,085 shares of common stock), (iii) EPIL III's registration rights could not be transferred, and (iv) for a period of two (2) years after the Closing Date, the purchaser of the Series A Preferred Stock could not transfer the shares of common stock issuable upon conversion thereof and we would have the right to redeem the shares of common stock at a per share price of 150% of the average closing price of the common stock on The Nasdaq Capital Market for the twenty (20) days immediately preceding the Closing Date. On or about December 15, 2004, EPIL III conducted the auction and received an offer to buy the shares of Series A Preferred Stock. On or about December 31, 2004, EPIL III sold the shares of Series A Preferred Stock, and the purchaser thereof immediately converted the Series A Preferred Stock into shares of our common stock.

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

With the anticipated launch of commercial sales of our oral insulin product in Ecuador in 2005, we expect to receive revenues from product sales in the fiscal year ending July 31, 2006. We do not expect this revenue to be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended October 31, 2005, we received a total of $43,750 in such research grants, and we have received a total of $1,063,046 in such research grants. We do not expect to receive such grants on the going forward basis. We expect to satisfy the majority of our cash needs during the current year from capital raised through equity financings.

Disclosure Regarding Research and Development Projects

Our major research and development projects are the refinement of our basic buccal delivery technology, our buccal insulin project and our buccal morphine product.

Both our insulin product and our morphine product are in clinical trials. During the last fiscal year, we did not expend resources to further our buccal morphine product. In Canada, we are in the process of finalizing submission to Canadian HPB to start Phase III trials for our insulin. In order to obtain FDA and Canadian HPB approval for any of our product candidates, we will be required to complete “Phase III” trials which involve testing our product with a large number of patients over a significant period of time. The conduct of Phase III trials will require significantly greater funds than we either have on hand or have experience in raising in any year or two years' time. We will therefore need to receive funding from a corporate collaborator, or engage in fundraising on a scale with which we have no experience.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential products. During the fiscal quarter ended October 31, 2005, approximately 64% of our $676,379 in research expenses was attributable to insulin and platform technology development, and did not spend any money on morphine and fentanyl projects. In the same period of fiscal 2004, approximately 90% of our $3,395,130 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 36% or $246,358 of our research and development expenses for the fiscal quarter ended October 31, 2005 were related to Antigen's immunomedicine products compared to approximately 9% or $291,078 for the fiscal quarter ended October 31, 2004. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Developments in Fiscal Quarter Ended October 31, 2005

On September 8, 2005, we and four accredited investors entered into a transaction related to (i) the Securities Purchase Agreement, dated November 10, 2004 (the “Securities Purchase Agreement”), and Registration Rights Agreement, dated November 10, 2004 (the “Registration Rights Agreement”), pursuant to which the four accredited investors purchased our 6% Secured Convertible Debentures (the “Debentures”) and related warrants for an aggregate purchase price of $4,000,000 and (ii) Amendment No. 1 to the Securities Purchase Agreement and the Registration Rights Agreement, dated June 16, 2005 (“Amendment No. 1”), pursuant to which the four accredited investors agreed to exercise 50% of their Additional Investment Rights acquired in connection with the Securities Purchase Agreement in the aggregate amount of $2,000,000 (the “First AIR Exercise”) and received Debentures in the aggregate amount of $2,000,000 (the “AIR Debentures”), warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share (the “AIR Warrants”), and further Additional Investment Rights (the “Additional AIRs”). The Securities Purchase Agreement is discussed in, and filed as an exhibit to, our Current Report on Form 8-K, filed on November 12, 2004. Amendment No. 1 is discussed in, and filed as an exhibit to, our Current Report on Form 8-K filed on June 17, 2005.

In the September 8, 2005 transaction, we and the four accredited investors entered into Amendment No. 2 to the Securities Purchase Agreement, as amended, and the Registration Rights Agreement, as amended (“Amendment No. 2”), pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of their Additional Investment Rights (the “Second AIR Exercise”) acquired pursuant to the Securities Purchase Agreement. In connection with this investment:

•
we issued the investors Debentures in the aggregate amount of $2,000,000 (the “Second AIR Debentures”) and reduced the conversion price of the Second AIR Debentures from $0.82 as originally agreed to $0.60; but such reduction in the conversion price of the Second AIR Debentures did not trigger any anti-dilution adjustments to the outstanding Debentures and related warrants;

•
we issued the investors warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share, which warrants are exercisable for five years commencing six months following the issuance thereof (the “Second AIR Warrants”); and

•
we granted each investor a further Additional Investment Right (each a “Second Additional AIR” and collectively, the “Second Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (i) additional AIR Debentures in principal amount equal to the principal amount of Second AIR Debentures issuable to each investor upon the Second AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (ii) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (i) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Second Additional AIRs), being $0.82 (the “Additional AIR Warrants”).

Under the terms of Amendment No. 2, we agreed to register for resale the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants, as well as additional shares issuable upon conversion of the Second AIR Debentures due to the decrease in conversion price, consistent with the investors’ existing registration rights under the Registration Rights Agreement with the exception that we would have 45 days to file the registration statement rather than 30 days. On September 15, 2005, we filed a Registration Statement on Form S-3 (File No. 333-128328) in connection with this transaction. The Registration Statement became effective on November 3, 2005.

The Second AIR Debentures issued in connection with Amendment No. 2 are identical to the AIR Debentures issued in connection with Amendment No. 1. The terms of the Second AIR Debentures issued in connection with Amendment No. 2 are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The occurrence of an Event of Default with respect to a Second AIR Debenture issued in connection with Amendment No. 2 will have the same effect as an Event Default with respect to an AIR Debenture issued in connection with Amendment No. 1 and is discussed below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Second AIR Warrants issued in connection with Amendment No. 2 are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each Second AIR Warrant is equal to $0.82. The conversion price of the Second AIR Debentures and the exercise price of the Second AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Second Additional AIR issued in connection with Amendment No. 2 at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the Second AIR Debentures and Second AIR Warrants has gone effective and (ii) September 8, 2007.

In addition, in connection with the transactions contemplated by Amendment No. 2, we issued to a placement agent (i) 170,732 shares of our common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the Second AIR Warrants. We have registered these shares, along with the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants issued in connection with Amendment No. 2 and additional shares issuable upon conversion of the Second AIR Debentures due to the decrease in conversion price, for resale on a Registration Statement on Form S-3 (File No. 333-128328), which was filed with the Securities and Exchange Commission (the “SEC”) on September 15, 2005 and became effective on November 3, 2005.

In September and October 2005, we issued an aggregate of 5,013,855 shares of common stock resulting from the conversion of $3,090,374 of convertible debentures principal and interest.

On September 20, 2005, we did not pay the outstanding principal balances under the $500,000 convertible promissory note entered into with Cranshire Capital, L.P. (“Cranshire”) on March 28, 2005 and the $100,000 convertible promissory note entered into with Omicron Master Trust (“Omicron”) on April 6, 2005. On October 19, 2005, Cranshire converted outstanding principal and accrued interest on its note ($528,082 in total) into 644,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its note ($105,644 in total) into 128,834 shares of our common stock. The terms and conditions of the notes are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 1, 2005, we did not pay the first installment due under the Assistance Agreement, dated March 30, 2005 (the “Assistance Agreement”), which we entered into with Eckert Seamans Cherin & Mellott, LLC (“Eckert Seamans”) and pursuant to which we borrowed $325,179. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. As of October 1, 2005, all amounts due thereunder became payable on demand, and interest began accruing at the rate of 8% per annum. The total arrearage to date under the Assistance Agreement, as well as the terms and conditions of the Assistance Agreement with Eckert Seamans, are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The Assistance Agreement was filed as Exhibit 10 to our Current Report on Form 8-K filed on April 1, 2005.

On October 20, 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois Capital L.P. (“Iroquois”) in connection with their purchase of the Debentures pursuant to the Securities Purchase Agreement, we issued a five-year warrant to purchase 300,000 shares of our common stock at $1.20 per share to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock at $1.20 per share to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The rights of Cranshire and Iroquois under the warrants issued to them in connection with this transaction are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 26, 2005, we and the holders of the AIR Warrants issued pursuant to Amendment No. 1 amended the AIR Warrants (the “Warrant Amendments”), pursuant to which we agreed to accelerate the initial exercise date (defined as the 181st day following the date of issuance) in consideration of the exercise by each of the investors of not less than 100% of its AIR Warrant and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Each of the investors timely delivered the aforementioned Notice of Exercise, satisfying the conditions specified in each of the Warrant Amendments, which are attached to this Quarterly Report as Exhibits 4.32, 4.33, 4.34 and 4.35. We received aggregate proceeds of approximately $2,000,000 in connection with the investors’ exercise of the AIR Warrants. In consideration of each of the investor’s exercise of its AIR Warrant, we issued each investor a five-year warrant to purchase 304,878 shares of our common stock. The rights of the holders of these warrants are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 27, 2005, in consideration for the exercise of certain outstanding warrants previously issued to the holders of the Debentures pursuant to the Securities Purchase Agreement, we issued to three of the Debenture holders five-year warrants to purchase an aggregate of 1,529,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with the exercise of the holder’s outstanding warrants to purchase shares of our common stock. The rights of the holders of these warrants are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 27, 2005, we and Omicron amended the Additional AIR granted to Omicron pursuant to Amendment No. 1 (the “AIR Amendment”) to accelerate the initial exercise date (defined as the 181st day following the date of issuance) in consideration of the exercise by Omicron of its Additional AIR and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Omicron timely delivered its Notice of Exercise, satisfying the conditions specified in the AIR Amendment, which is attached to this Quarterly Report as Exhibit 4.36. In connection with Omicron’s exercise of the Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its Additional AIR, Omicron purchased a $500,000 principal amount AIR Debenture with a conversion price of $0.82 and AIR Warrants entitling Omicron to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR). The terms, conversion/exercise features and acceleration provisions of the AIR Debenture and AIR Warrants received by Omicron are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In connection with this transaction, we issued to a placement agent warrants exercisable into approximately 15,000 shares of our common stock at the same exercise price as the AIR Warrants.

Developments Subsequent to Fiscal Quarter Ended October 31, 2005

On November 14, 2005, we received written confirmation from the Staff of The Nasdaq Stock Market that we had achieved compliance with the continued listing requirements in accordance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for 30 consecutive business days. Although we have regained compliance with the minimum bid price requirement, there is no guarantee that the bid price of our common stock will remain at or above $1.00 per share. In the event that the price of our common stock falls below $1.00 per share for thirty (30) consecutive business days, we would likely receive a notice from The Nasdaq Stock Market informing us of our noncompliance with Market Rule 4310(c)(4) and giving us 180 calendar days, subject to extension, to regain compliance with the Rule. In the event that we could not demonstrate compliance with Marketplace Rule 4310(c)(4) by the specified deadline and were not eligible for an additional compliance period, the Staff would notify us that our stock would be delisted, at which time we could appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock would continue to trade on the Capital Market. If we were not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

On December 4, 2005, we and the four accredited investors party to Amendment No. 2 entered into Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement (“Amendment No. 3”), pursuant to which (i) the all of the investors except Omicron agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional AIRs granted to them in connection with the First AIR Exercise and (ii) all of the investors, including Omicron, agreed to exercise an aggregate of $2,000,000 in principal amount of the Second Additional AIRs granted to them in connection with the Second AIR Exercise.

In connection with Amendment No. 3, we and the investors, excluding Omicron, amended the Additional AIRs granted to such investors in connection with the First AIR Exercise (the “First AIR Amendment”) to accelerate the initial exercise date of the Additional AIRs (the 181st day following the date of issuance) in consideration of the exercise by such investors of their Additional AIRs and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on December 5, 2005. In addition, we and all four of the investors amended the Second Additional AIRs granted to the investors in connection with the Second AIR Exercise (the “Second AIR Amendment”) to accelerate the initial exercise date of the Second Additional AIRs (the 181st day following the date of issuance) in consideration of the exercise by the investors of their Second Additional AIRs and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on December 5, 2005.

Each investor timely delivered its Notice of Exercise, satisfying the conditions specified in the First AIR Amendments and/or Second AIR Amendments, as applicable. In connection with the exercise of each Additional AIR on December 5, 2005, each investor purchased a $500,000 principal amount AIR Debenture with a conversion price of $0.82 (collectively, the “Third AIR Debentures”) and AIR Warrants entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Third AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR) (the “Third AIR Warrants”). Accordingly, we issued to the investors Third AIR Debentures in the aggregate principal amount of $3,500,000 and Third AIR Warrants to purchase an aggregate of 4,268,292 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $3,500,000 in connection with the investors’ exercise of their Additional AIRs pursuant to the First and Second AIR Amendments.

The terms of the Third AIR Debentures granted in connection with Amendment No. 3 are identical to those of the Second AIR Debentures. The terms of the Third AIR Debentures are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Third AIR Warrants issued to the investors on December 5, 2005 are initially exercisable into an aggregate of 4,268,292 shares of our common stock, and the exercise price of each Third AIR Warrant is equal to $0.82. The conversion price of the Third AIR Debentures and the exercise price of the Third AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

In addition, in consideration of each investor’s exercise of its Additional AIR granted in connection with the First and Second AIR Exercises, including Omicron’s October 2005 exercise of its Additional AIR granted in connection with the First AIR Exercise, we granted to each investor a further Additional Investment Right (each a “Third Additional AIR” and collectively, the “Third Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (a) additional AIR Debentures in principal amount of $1,000,000 with a conversion price of $1.25 (the “Additional AIR Debentures”) and (b) additional AIR Warrants entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (a) above, at an exercise price equal to $1.25 (the “Additional AIR Warrants”).

Each investor may exercise its Third Additional AIR at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the Third AIR Debentures and Third AIR Warrants has gone effective and (ii) the two year anniversary of the closing of the transactions contemplated by Amendment No. 3.

Under the terms of Amendment No. 3, we also agreed to register for resale the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants, consistent with the investors’ existing registration rights under the Registration Rights Agreement

In addition, in connection with the transactions contemplated by Amendment No. 3 and Omicron’s October 2005 exercise of its Additional AIR granted in connection with the First AIR Exercise, we are required to pay to a placement agent (i) $280,000 in cash that represents 7% of the gross proceeds received by us (to be paid in 224,000 shares of the Company’s common stock) and (ii) warrants exercisable into 120,000 shares of common stock at the same exercise price as the Third AIR Warrants. These shares will also be registered for resale.

On December 9, 2005, in consideration for the exercise of certain outstanding warrants previously issued to Cranshire in connection with the extension of the maturity date of its $500,000 Promissory Note and Agreement, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $3,000,000 in connection with the exercise of Cranshire’s outstanding warrants to purchase shares of our common stock. The rights of Cranshire under this warrant are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
Three Months Ended October 31, 2005 Compared to Three Months Ended October 31, 2004

Our net loss for the quarter ended October 31, 2005 was $9,003,218 versus $6,658,028 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to an increase in interest expense incurred in connection with convertible debentures. Our operating loss for the quarter decreased to $2,107,485 compared to $6,674,618 in the first fiscal quarter of 2005. The decrease is a result of the lower research and development expenses ($676,379 versus $3,395,130 last year) and a decrease in our general and administrative expenses (to $1,474,856 from $3,422,238) and lower revenue received this quarter ($43,750) versus the same quarter of last year ($142,750).

The decrease in general and administrative expenses for the first fiscal quarter of 2006 is primarily attributable to the non-cash expense incurred last year associated with the issuance of common stock for financial services and additional litigation accrual that were absent this year. A reduction in the activities of Antigen, lower legal, financial and consulting and travel expenses also contributed to a decrease in general and administrative expenses, despite a slight increase in audit and accounting expenses in this quarter, compared to the same quarter last year.

The substantial decrease in research and development expenses for the fiscal quarter ending October 31, 2005 reflects decreased level of research and development activities on the development of our buccal delivery technology and Antigen research and development activities. Expenses in the first fiscal quarter of 2005 also reflected bulk insulin purchases that were absent this quarter.

Our interest expense in the first fiscal quarter of 2006 increased to $6,739,575 compared to interest expense of $45,914 in the first fiscal quarter of 2005 due to interest paid in connection with convertible debentures entered during last fiscal year and current quarter and interest expense associated with the value of warrants issued to convertible debenture holders as an incentive to exercise their existing warrants. Our interest and income from rental operations decreased to $6,190 in the first fiscal quarter of 2006 compared to $62,504 in the same quarter last year due to the reallocation of certain properties to rental operations and higher mortgages on properties held for investments. In addition, this fiscal quarter we incurred $162,348 in losses on extinguishment of debt in connection with the repayment monthly amortization payments due on convertible debentures which amount represents the difference between quoted market price of our stock and 10% discount to the average of the 20-day VWAP that was used to determine the number of shares issued.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the fiscal quarter ended October 31, 2005, we engaged in several capital-raising transactions with certain of our stockholders as described below and above under the caption Developments in Fiscal Quarter Ended October 31, 2005 in this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. At October 31, 2005, we had cash and short-term investments of approximately $7,880,081, an increase of $7,293,551 from the balance as of the end of the prior fiscal year. The increase is attributable to the proceeds received in connection with warrants exercises during the first quarter of 2006. At October 31, 2005, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 12 months based on the pace of our planned activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At October 31, 2005, we had 6% Secured Convertible Debentures (the “Debentures”) outstanding in the aggregate principal amount of $1,455,861 which were issued in connection with Securities Purchase Agreement, Amendment No. 1, Amendment No. 2 and exercise of an Additional Investment Right received in connection with Amendment No. 1. At such date, we had issued an aggregate of 10,424,299 shares of common stock resulting from the conversion of an aggregate of $7,121,065 of Debenture principal and approximately $164,207 of accrued interest.

At October 31, 2005, we had Additional Investment Rights granted in connection with Amendment No. 1 and Amendment No. 2 outstanding pursuant to which the holders of the Debentures have the right to purchase Debentures in the aggregate principal amount of $3,500,000 and related warrants to purchase an aggregate of 4,268,292 shares of our common stock.

At October 31, 2005, we had outstanding warrants issued to the holders of the Debentures issued in connection with Amendment No. 2 to purchase an aggregate of 3,048,780 shares of our common stock at the initial exercise price of $0.82 per share. At such date, we also had outstanding warrants to purchase an aggregate of 3,658,536 shares of our common stock at various exercise prices that were issued in connection with the exercise of warrants and/or Additional Investment Rights granted in connection with the Securities Purchase Agreement, Amendment No. 1 and Amendment No. 2 as described below.

Securities Purchase Agreement

We entered into the Securities Purchase Agreement on November 10, 2004 and closed the transaction on November 12, 2004. Pursuant to the Securities Purchase Agreement, we issued Debentures and related warrants for an aggregate purchase price of $4,000,000. The Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on February 1, 2005. Interest on the principal amount outstanding will accrue at a rate of six percent per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) the conversion price ($0.82) and (ii) ninety percent (90%) of the average of the twenty (20) trading day volume weighted average price for the common stock for the twenty (20) trading day period immediately preceding the date of payment. At the option of the holder of each Debenture, the principal amount outstanding under each Debenture is initially convertible at any time after the closing of the private placement into shares of our common stock at a conversion price of $0.82. The conversion price of each Debenture is based on the average of the ten trading day volume weighted average price for the common stock for the ten trading day period immediately preceding the date definitive agreements for purchase of the Debentures were signed. The warrants issued in connection with the Securities Purchase Agreement were initially exercisable into the same number of shares of the common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant was equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. The warrants issued in connection with the Securities Purchase Agreement were exercised in late October 2005 as described below under the caption Exercise of Outstanding Warrants Issued Pursuant to Securities Purchase Agreement at $0.82 per share.

In connection with the Securities Purchase Agreement, we granted an Additional Investment Right to holders of the Debentures. Pursuant to the terms of each Additional Investment Right, each holder has the right at any time prior to January 24, 2006, to purchase on the same terms and conditions as the private placement, up to the same number of Debentures and warrants purchased by such holder at the closing of the private placement.

In connection with the Securities Purchase Agreement, we also issued to a placement agent a warrant exercisable into approximately 145,000 shares of common stock at the same exercise price as the warrants issued to the holders of the Debentures.

The aggregate number of shares of common stock issuable upon conversion or exercise of the Debentures and related warrants issued pursuant to the Securities Purchase Agreement exceeded 19.99% of the outstanding shares of our common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the holders of the Debentures, whereby such insiders agreed to vote at the next meeting of our stockholders all shares of common stock held by them in favor of authorizing the issuance of an amount of shares of common stock in excess of 19.99% of the outstanding common stock prior to consummating the private placement. The issuance of such shares was approved by our stockholders at the Annual Meeting of Stockholders held on April 5, 2005.

AIR Exercise Pursuant to Amendment No. 1

On June 16, 2005, we and each of the four accredited investors party to the Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement and the Registration Rights Agreement (“Amendment No. 1”), pursuant to which the investors agreed to exercise of 50% of their Additional Investment Rights in the aggregate amount of $2,000,000. This transaction closed on June 17, 2005. In consideration for the investors’ exercise of their Additional Investment Rights (the “Air Exercise”), we issued the investors:

•
Debentures in the aggregate amount of $2,000,000, with a reduced conversion price ($0.60) which reduced conversion price did not trigger any anti-dilution adjustments to the outstanding Debentures and related warrants (the “AIR Debentures”);

•
warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share, which are exercisable for five years commencing six months following the issuance thereof (the “AIR Warrants”); and

•
further Additional Investment Rights (“Additional AIRs”), pursuant to which each investor will have the right to purchase detachable units consisting of (i) additional AIR Debentures in principal amount equal to the principal amount of AIR Debentures issuable to each investor upon the AIR Exercise with a conversion price of $0.82 (the “Additional AIR Debentures”) and (ii) additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the AIR Debentures contemplated in clause (i) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional Investment Rights (the “Additional AIR Warrants”).

The AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) the conversion price ($0.60) and (ii) ninety percent (90%) of the average of the twenty trading day volume weighted average price for the common stock for the twenty trading day period immediately preceding the date of payment. At the option of the holder of each AIR Debenture, the principal amount outstanding under each AIR Debenture will be initially convertible at any time after the closing of Amendment No. 1 into shares of our common stock at a conversion price of $0.60.

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

The AIR Warrants are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each AIR Warrant is equal to $0.82. The conversion price of the AIR Debentures and the exercise price of the AIR Warrants are subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. The AIR Warrants were amended and exercised in late October 2005 as described below under the caption Exercise of Outstanding AIR Warrants.

Each investor may exercise its Additional AIR at any time after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the AIR Debentures and AIR Warrants has gone effective and (ii) June 17, 2007. As described below under the caption Omicron’s Exercise of Additional AIR, we and one of the investors, Omicron, agreed to amend the terms of Omicron’s Additional AIR permitting Omicron to exercise its Additional AIR in late October 2005.

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

Second AIR Exercise Pursuant to Amendment No. 2

On September 8, 2005, we and the investors party to the Securities Purchase Agreement and Amendment No. 1 entered into Amendment No. 2, pursuant to which the investors agreed to exercise an additional $2,000,000 in principal amount of their Additional Investment Rights acquired pursuant to the Securities Purchase Agreement. In connection with the Second AIR Exercise, we issued the investors:

•
the Second AIR Debentures in the aggregate amount of $2,000,000, with a reduced conversion price ($0.60) which reduced conversion price did not trigger any anti-dilution adjustments to the outstanding Debentures and related warrants;

•
the Second AIR Warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share, which are exercisable for five years commencing six months following the issuance thereof; and

•
the Second Additional AIRs, pursuant to which each investor will have the right to purchase detachable units consisting of (i) Additional AIR Debentures in principal amount equal to the principal amount of Second AIR Debentures issuable to each investor upon the Second AIR Exercise with a conversion price of $0.82 and (ii) Additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (i) above, at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Second Additional AIRs), being $0.82 .

The Second AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) the conversion price ($0.60) and (ii) ninety percent (90%) of the average of the twenty trading day volume weighted average price for the common stock for the twenty trading day period immediately preceding the date of payment. At the option of the holder of each Second AIR Debenture, the principal amount outstanding under each Second AIR Debenture will be initially convertible at any time after the closing of Amendment No. 2 into shares of our common stock at a conversion price of $0.60.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each Second AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any Second AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of Second AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of Second AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Second AIR Debentures. The interest rate on the Second AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the Second AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the Second AIR Debentures from the due date to the date of payment.

The Second AIR Warrants issued in connection with Amendment No. 2 are initially exercisable into an aggregate of 2,439,024 shares of our common stock, and the initial exercise price of each Second AIR Warrant is equal to $0.82. The conversion price of the Second AIR Debentures and the exercise price of the Second AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

Each investor may exercise its Second Additional AIR issued in connection with Amendment No. 2 at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the Second AIR Debentures and Second AIR Warrants has gone effective and (ii) September 8, 2007.

In addition, in connection with the transactions contemplated Amendment No. 2, we issued to a placement agent (i) 170,732 shares of our common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the Second AIR Warrants.

Cranshire and Omicron Notes and Related Warrants

We entered into a Promissory Note and Agreement with Cranshire on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron on April 6, 2005 pursuant to which Cranshire and Omicron loaned us the principal amount of $500,000 and $100,000, respectively (the "Notes"). The outstanding principal balance under the Notes and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the Notes as described below. The Notes were subordinate to our obligations under the Debentures. We were obligated to use a portion of the proceeds received from Cranshire to pay two of the holders (not including Cranshire or Omicron) of the Debentures the full amount of the March 1, 2005 monthly amortization payments due under the Debentures.

On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock, both of which will expire on April 27, 2010. At the holders’ option, the outstanding principal balance under the Notes, together with any accrued but unpaid interest thereon, and the April 28, 2005 warrants are convertible or exercisable into shares of common stock at the conversion/exercise price of $0.82 per share. Cranshire and Omicron agreed that they would neither convert the Notes nor exercise the April 28, 2005 warrants if such conversion or exercise would cause Cranshire and Omicron, together with their respective affiliates, to beneficially own more than 9.99% of the shares of common stock then outstanding.

Cranshire's and Omicron’s right to convert the Notes was subject to certain participation rights of Iroquois and Smithfield Fiduciary, LLC (“Smithfield”), which, together with Cranshire and Omicron, are the holders of the Debentures issued pursuant to the Securities Purchase Agreement. The participation rights granted to the holders of the Debentures under the Securities Purchase Agreement provide that, upon any financing by us or any of our subsidiaries of common stock or debt or securities convertible or exercisable into common stock, each such holder will have the right to purchase up to 100% of such financing. To our knowledge, none of the other holders of Debentures elected to exercise their participation rights with respect to the Notes.

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

On September 20, 2005, we did not pay the outstanding principal balances under the Notes. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its Note ($528,082 in total) into 644,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its Note ($105,644 in total) into 128,834 shares of common stock.

In October and November 2005, Cranshire exercised the outstanding warrants previously issued to it in connection with its Note. We received aggregate proceeds of approximately $3,000,000 in connection with Cranshire’s exercise of its outstanding warrants to purchase shares of our common stock. On December 9, 2005, in consideration of such exercise, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. At Cranshire’s option, this warrant is exercisable into shares of common stock at the exercise price of $1.25 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of this warrant, there is no effective registration statement registering for resale the shares of common stock into which the warrant is exercisable, Cranshire may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Cranshire has agreed that it will not exercise its warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our shares of common stock then outstanding.

Assistance Agreement with Eckert Seamans

On March 30, 2005, we entered into an Assistance Agreement with Eckert Seamans, pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures. Under the terms of the Assistance Agreement, we agreed to repay such advance without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. On October 1, 2005, we did not pay the first installment of $108,393 due under the Assistance Agreement. As of such date, all amounts owed to Eckert Seamans became payable on demand, and interest on such unpaid amounts began accruing at the rate of 8% per annum. Attached financial statements reflect interest accrual on this advance as of October 31, 2005. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. The total arrearage to date under the Assistance Agreement is approximately $15,324.

Exercise of Outstanding Warrants Issued Pursuant to Securities Purchase Agreement

On October 20, 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois in connection with their purchase of our Debentures pursuant to the Securities Purchase Agreement, we issued a five-year warrant to purchase 300,000 shares of our common stock to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. At the holder’s option, each of the warrants granted to Cranshire and Iroquois in connection with this transaction is exercisable into shares of common stock at the exercise price of $1.20 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of these warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each of Cranshire and Iroquois has agreed that it will not exercise the warrant issued to in connection with this transaction if such exercise would cause it, together with its respective affiliates, to beneficially own more than 4.99% of our shares of common stock then outstanding.

On October 27, 2005, in consideration for the exercise of certain outstanding warrants previously issued pursuant to the Securities Purchase Agreement, we issued to Cranshire, Omicron and Smithfield five-year warrants to purchase an aggregate of 1,529,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with their exercise of outstanding warrants to purchase shares of our common stock. At the holder’s option, each warrant issued in connection with this transaction is exercisable into shares of common stock at the exercise price of $1.25 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of these warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our shares of common stock then outstanding.

Exercise of Outstanding AIR Warrants

On October 26, 2005, we and the holders of the AIR Warrants issued pursuant to Amendment No. 1 amended the AIR Warrants, pursuant to which we agreed to accelerate the initial exercise date (the 181st day following the date of issuance) in consideration of the exercise by each of the investors of not less than 100% of its Air Warrant and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Each of the investors timely delivered the aforementioned Notice of Exercise, satisfying the conditions specified in each of the Warrant Amendments. We received aggregate proceeds of approximately $2,000,000 in connection with the investors’ exercise of the AIR Warrants. In consideration of the investors’ exercise of their AIR Warrants, we issued the investors five-year warrants. Each such warrant permits the holder to purchase 304,878 shares of our common stock. At the holder’s option, each warrant is exercisable into shares of common stock at the exercise price of $1.25 per share. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our common stock then outstanding. The form of the warrants issued in connection with this transaction is attached to this Quarterly Report as Exhibit 4.31.

Omicron’s Exercise of Additional AIR

On October 27, 2005, we and Omicron amended the Additional AIR granted to Omicron pursuant to Amendment No. 1 to accelerate the initial exercise date (defined as the 181st day following the date of issuance) in consideration of the exercise by Omicron of its Additional AIR and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Omicron timely delivered its Notice of Exercise, satisfying the conditions specified in the AIR Amendment. In connection with Omicron’s exercise of the Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its Additional AIR, Omicron purchased (i) a $500,000 principal amount Additional AIR Debenture with a conversion price of $0.82 and (ii) Additional AIR Warrants entitling Omicron to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR). The Additional AIR Debenture issued to Omicron is identical to the Second AIR Debentures issued in connection with Amendment No. 2, except that the principal amount outstanding under the Additional AIR Debenture, at the option of the holder, is initially convertible into shares of our common stock at a conversion price of $0.82 per share. The terms of the Second AIR Debentures issued in connection with Amendment No. 2 are described above in under this caption Financial Condition, Liquidity and Resources. The occurrence of an Event of Default with respect to the Additional AIR Debenture issued to Omicron will have the same effect as an Event Default with respect to a Second AIR Debenture issued in connection with Amendment No. 2, which is discussed above under this caption Financial Condition, Liquidity and Resources. The Additional AIR Warrants received by Omicron are initially exercisable as of April 26, 2006 into an aggregate of 609,756 shares of our common stock, and the initial exercise price is equal to $0.82 per share. The conversion price of the Additional AIR Debenture and the exercise price of the Additional AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. The Additional AIR Debenture and the Additional AIR Warrants issued to Omicron are attached to this Quarterly Report as Exhibits 4.37 and 4.38, respectively.

Third AIR Exercise Pursuant to Amendment No. 3

On December 4, 2005, we and the four accredited investors party to Amendment No. 2 entered into Amendment No. 3, pursuant to which (i) the all of the investors except Omicron agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional AIRs granted to them in connection with the First AIR Exercise and (ii) all of the investors, including Omicron, agreed to exercise an aggregate of $2,000,000 in principal amount of the Second Additional AIRs granted to them in connection with the Second AIR Exercise.

In connection with Amendment No. 3, we and the investors, excluding Omicron, entered into the First AIR Amendments to accelerate the initial exercise date of the Additional AIRs (the 181st day following the date of issuance) in consideration of the exercise by such investors of their Additional AIRs and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on December 5, 2005. In addition, we and all four of the investors entered into the Second AIR Amendments to accelerate the initial exercise date of the Second Additional AIRs (the 181st day following the date of issuance) in consideration of the exercise by the investors of their Second Additional AIRs and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on December 5, 2005.

Each investor timely delivered its Notice of Exercise, satisfying the conditions specified in the First AIR Amendments and/or Second AIR Amendments, as applicable. In connection with the exercise of each Additional AIR on December 5, 2005, each investor purchased a $500,000 principal amount Third AIR Debenture with a conversion price of $0.82 and Third AIR Warrants entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Third AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR). Accordingly, we issued to the investors Third AIR Debentures in the aggregate principal amount of $3,500,000 and Third AIR Warrants to purchase an aggregate of 4,268,292 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $3,500,000 in connection with the investors’ exercise of their Additional AIRs pursuant to the First and Second AIR Amendments.

The Third AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding will accrue at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each Third AIR Debenture, the principal amount outstanding under each Third AIR Debenture is initially convertible at any time after the closing of the Amendment No. 3 into shares of our common stock at a conversion price of $0.82.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each Third AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any Third AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of Third AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of Third AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Third AIR Debentures. The interest rate on the Third AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the Third AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the Third AIR Debentures from the due date to the date of payment.

The Third AIR Warrants issued to the investors on December 5, 2005 are initially exercisable into an aggregate of 4,268,292 shares of our common stock, and the exercise price of each Third AIR Warrant is equal to $0.82. The conversion price of the Third AIR Debentures and the exercise price of the Third AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

In addition, in consideration of each investor’s exercise of its Additional AIR granted in connection with the First and Second AIR Exercises, including Omicron’s October 2005 exercise of its Additional AIR granted in connection with the First AIR Exercise, we granted to each investor a Third Additional AIR, pursuant to which each investor will have the right to purchase detachable units consisting of (a) Additional AIR Debentures in principal amount of $1,000,000 with a conversion price of $1.25 and (b) Additional AIR Warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (a) above, at an exercise price equal to $1.25.

Each investor may exercise its Third Additional AIR at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the Third AIR Debentures and Third AIR Warrants has gone effective and (ii) the two year anniversary of the closing of the transactions contemplated by Amendment No. 3.

In addition, in connection with the transactions contemplated by Amendment No. 3 and Omicron’s October 2005 exercise of its Additional AIR granted in connection with the First AIR Exercise, we are required to pay to a placement agent (i) $280,000 in cash that represents 7% of the gross proceeds received by us (to be paid in 224,000 shares of the Company’s common stock) and (ii) warrants exercisable into 120,000 shares of common stock at the same exercise price as the Third AIR Warrants. These shares will also be registered for resale.

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

Going Concern Uncertainty

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2005 and our consolidated statement of operation, stockholder’s equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors have expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception and had an accumulated deficit at October 31, 2005 of approximately $127,236,269. We have funded our activities to date almost exclusively from debt and equity financings.

We are in the development stage and have realized minimal revenues to date. We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet our operating cash flow requirements include financing activities such as private placement of our common stock, preferred stock offerings, debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing.

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

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	5,318,156	4,132,900	1,185,256	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	70,802	31,650	30,202	8,950	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$5,388,958	$4,164,550	$1,215,458	$8,950	$0

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

We utilize a management company to manage all of our real properties. The property management company is owned by Anna Gluskin, Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended October 31, 2005 and 2004, we paid the management company approximately $8,600 and $10,702, respectively, in management fees.

New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123(R), including interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement SFAS 123(R) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of SFAS 123(R) and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note 3 - "Stock Based Compensation" for further information and the required disclosures under SFAS 123(R) and SAB 107, including the impact of the implementation on our results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. This adoption of this statement did not have a significant impact on our consolidated results of operations or our financial position.

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

Risk Factors

In addition to historical facts or statements of current condition, this Quarterly Report on Form 10-Q contains forward-looking statements. Forward-looking statements provide our current expectations or forecasts of future events.

The following discussion outlines certain factors that we think could cause our actual outcomes and results to differ materially from our forward-looking statements. These factors are in addition to those set forth elsewhere in this Quarterly Report on Form 10-Q.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do expect to receive some revenue from the sale of our oral insulin product in Ecuador in fiscal 2006. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $127,236,269 at October 31, 2005. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next 12 months. However, this expectation is based on our current operating plan, which could change as a result of many factors, and we may need additional funding sooner than anticipated. Because our operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds in the near future to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our clinical trials or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available. Recent changes in the application of the rules of The Nasdaq Stock Market may also make it more difficult for us to raise private equity capital.

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

In their audit opinion issued in connection with our consolidated balance sheets as of July 31, 2005 and our consolidated statement of operations, stockholder’s equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors have expressed a substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

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

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Quarterly Report on Form 10-Q regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

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

Risks Related to the Market for Our Common Stock

Our common stock could be delisted from The Nasdaq Capital Market.

On June 5, 2003, our common stock was delisted from The Nasdaq National Market because of our failure to maintain a minimum of $10,000,000 in stockholders' equity. On June 5, 2003, our stock began trading on The Nasdaq Capital Market. The Nasdaq Capital Market has its own standards for continued listing, including a minimum of $2.5 million stockholders' equity. As of July 31, 2004, our stockholders' equity was $529,751. As a result, on November 19, 2004, we received notice from The Nasdaq Stock Market informing us that we do not comply with Marketplace Rule 4310(c)(2)(B), which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. On December 22, 2004, all outstanding shares of our Series A Convertible Preferred Stock were converted to common stock, resulting in the elimination of approximately $14,300,000 of mezzanine equity and an equal amount was added to additional paid-in capital attributable to the common stock, increasing stockholders' equity by that amount. Based on this, the delisting proceeding relating to failure to meet stockholders’ equity standards was terminated. Because we are still in the development stage, there is no guarantee that we will sustain compliance with this standard. In the event we cannot sustain compliance, our shares of common stock may be delisted from The Nasdaq Capital Market and begin trading on the over-the-counter bulletin board.

In addition, for continued listing on both The Nasdaq National Market and SmallCap Market, our stock price must be at least $1.00. From October of 2004 until October 2005, our stock price traded below this minimum per share requirement for thirty (30) or more consecutive business days. As a result, on November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we did not comply with Market Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. We had 180 calendar days, or until May 23, 2005, subject to extension by The Nasdaq Stock Market under certain circumstances, to regain compliance with the Rule.

On May 25, 2005, we received notice from the Staff of The Nasdaq Stock Market informing us that, during the 180 calendar day period ending May 23, 2005, we had not regained compliance with Marketplace Rule 4310(c)(4); however, the Staff noted that on May 23, 2005, we met all initial inclusion criteria for the SmallCap Market set forth in Marketplace Rule 4310(c), except for bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we had an additional 180 calendar days to regain compliance with Rule 4310(c)(4).

On November 14, 2005, we received written confirmation from The Nasdaq Stock Market that we achieved compliance with the continued listing requirements in accordance with the minimum bid price requirement under Nasdaq Marketplace Rule 4310(c)(4).

Although we have regained compliance with the minimum bid price requirement, there is no guarantee that the bid price of our common stock will remain at or above $1.00 per share. In the event that the price of our common stock falls below $1.00 per share for thirty (30) consecutive business days, we would likely receive a notice from The Nasdaq Stock Market informing us of our noncompliance with Market Rule 4310(c)(4) and giving us 180 calendar days, subject to extension, to regain compliance with the Rule. In the event that we could not demonstrate compliance with Marketplace Rule 4310(c)(4) by the specified deadline and were not eligible for an additional compliance period, the Staff would notify us that our stock would be delisted, at which time we could appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock would continue to trade on the SmallCap Market. If we were not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

If we fail to maintain compliance with applicable Nasdaq Marketplace Rules and our stock is delisted from the Nasdaq Capital Market, it may become subject to Penny Stock Regulations and there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for us to obtain financing.

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

As of October 31, 2005, we have fixed rate debt totaling $3,385,661. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$804,751	5.8%
$420,822	4.913%
$260,913	4.924%
$633,013	6.85%
$340,040	8.5%
$203,537	10%
$425,050	11.5%
$297,535	16.5%
$3,385,661	Total

These debt instruments mature from November 2005 through November 2008. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended October 31, 2005, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as we have reported on Current Reports on Form 8-K filed during the period covered by this Quarterly Report on Form 10-Q. In addition, during the fiscal quarter ended October 31, 2005, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act as follows:

In August 2005, we agreed to issue 19,500 shares of our restricted common stock to Yes International for financial services. This issuance represents monthly payments in restricted common stock and is made pursuant to the letter agreement dated June 7, 2005. The sale of such shares is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Yes International. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

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

On October 20, 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois in connection with their purchase of Debentures pursuant to the Securities Purchase Agreement, we issued a five-year warrant to purchase 300,000 shares of our common stock at $1.20 per share to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock at $1.20 per share to Iroquois. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The rights of Cranshire and Iroquois under these warrants are described in this Quarterly Report on Form 10-Q under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of such warrants, including the shares of common stock into which such warrants are exercisable, are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of Cranshire and Iroquois has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The certificates representing such warrants and shares of common stock issued upon exercise of such warrants will be legended to indicate that they are restricted. The sale of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On October 27, 2005, in consideration for their exercise of certain outstanding warrants previously issued pursuant to the Securities Purchase Agreement, we issued to Cranshire, Omicron and Smithfield five-year warrants to purchase an aggregate of 1,529,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $2,508,000 in connection with their exercise of outstanding warrants to purchase shares of our common stock. The rights of holders of these warrants are described in this Quarterly Report on Form 10-Q under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The offer and sale of such warrants, including the shares of common stock into which such warrants are exercisable, are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of Cranshire, Omicron and Smithfield has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. The certificates representing such warrants and shares of common stock issued upon exercise of such warrants will be legended to indicate that they are restricted. The sale of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On October 27, 2005, we and Omicron entered into the AIR Amendment to accelerate the initial exercise date of the Additional AIR granted in connection with Amendment No. 1 (defined as the 181st day following the date of issuance) in consideration of the exercise by Omicron of its Additional AIR and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Omicron timely delivered its Notice of Exercise, satisfying the conditions specified in the AIR Amendment. In connection with Omicron’s exercise of the Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its Additional AIR, Omicron purchased a $500,000 principal amount AIR Debenture with a conversion price of $0.82 and AIR Warrants entitling Omicron to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the AIR Debenture at an exercise price equal to the “AIR Warrant Exercise Price” (as such term is defined in the Additional AIR). The terms, conversion/exercise features and acceleration provisions of the AIR Debenture and AIR Warrants received by Omicron are described above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. In connection with this transaction, we agreed to pay a placement agent fee of $35,000 and issue warrants to a placement agent warrants exercisable into approximately 15,000 shares of our common stock at the same exercise price as the AIR Warrants. We undertook the offer and sale of the AIR Debenture and AIR Warrants to Omicron, as well as offer and sale of the warrants to the placement agent, including the shares of common stock into which such securities are exercisable, are exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Omicron has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act, and the placement agent has represented and warranted to us that it is a registered broker-dealer. Any certificates representing the warrants and shares of common stock issued upon exercise thereof will be legended to indicate that they are restricted.

As previously reported on our Quarterly Report on Form 10-Q for the period ending April 30, 2005 and our Annual Report on Form 10-K for the period ending July 31, 2005, we have issued shares of restricted common stock to certain suppliers of goods and services in satisfaction of certain accounts payable owed by us. In the fiscal quarter ending October 31, 2005, we issued additional 162,933 restricted shares in satisfaction of $133,605 in accounts payable. The number of shares awarded was calculated using a price per share of $0.82. The sales of the restricted stock were exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of the suppliers to which we have issued restricted shares of common stock has represented to us that he or it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificates issued for the shares of common stock issued to such suppliers were legended to indicate that they are restricted. The sales of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended October 31, 2005.

Item 3. Defaults Upon Senior Securities.

On September 20, 2005, we did not pay the outstanding principal balances under the $500,000 convertible promissory note entered into with Cranshire on March 28, 2005 and the $100,000 convertible promissory note entered into with Omicron on April 6, 2005. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its note ($528,082 in total) into 644,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its note ($105,644 in total) into 128,834 shares of common stock. Terms and conditions of the notes are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On October 1, 2005, we did not pay the first installment of $108,393 due under the Assistance Agreement with Eckert Seamans pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. As of October 1, 2005, all amounts due thereunder became payable on demand, and interest began accruing at the rate of 8% per annum. The total arrearage to date is approximately $15,324. The terms and conditions of the Assistance Agreement with Eckert Seamans, are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The disclosures set forth under Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Part II - Item 3. Defaults Upon Senior Securities are incorporated herein by reference.

Item 6. Exhibits.

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

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

Exhibit Number	Description of Exhibit(1)
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

4.25.2	Form of AIR Debenture issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)
4.25.3	Form of AIR Warrant issued in connection with Exhibit 4.25.1(incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

Exhibit Number	Description of Exhibit(1)
4.25.4	Form of Additional AIR issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)
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
4.27.1
July 22, 2005 Amendment to Promissory Note and Agreement, entered into March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.27.1 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.27.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on July 22, 2005 in connection with Exhibit 4.27.1 (incorporated by reference to Exhibit 4.27.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.28.1
June 22, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.28.1 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.28.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on July 22, 2005 in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.28.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.29
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on October 20, 2005 (incorporated by reference to Exhibit 4.29 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.30
Warrant issued by Generex Biotechnology Corporation to Iroquois Capital, L.P. on October 20, 2005 (incorporated by reference to Exhibit 4.30 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.31
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.32
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

Exhibit Number	Description of Exhibit(1)
4.33
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Smithfield Fiduciary LLC on June 17, 2005 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.34
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 17, 2005 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.35
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology to Iroquois Capital LP on June 17, 2005 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.36
Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.37	Additional AIR Debenture issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.36
4.38	Additional AIR Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.36
4.39
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.40	Form of AIR Debentures issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.41	Form of AIR Warrants issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.42	Form of Additional AIRs issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.43
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on June 17, 2005 in connection with the First AIR Exercise (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.44
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on September 8, 2005 in connection with the Second AIR Exercise (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.45	Form of Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on December 9, 2005
9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: December 15, 2005	By:	/s/ Anna E. Gluskin
Anna E. Gluskin Chairman, President and Chief Executive Officer

Date: December 15, 2005	By:	/s/ Rose C. Perri
Rose C. Perri Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Generex Biotechnology Corporation
Form 10-Q
October 31, 2005
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

4.1	Form of common stock certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

Exhibit Number	Description of Exhibit(1)
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

4.25.2	Form of AIR Debenture issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)
4.25.3	Form of AIR Warrant issued in connection with Exhibit 4.25.1(incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

Exhibit Number	Description of Exhibit(1)
4.25.4	Form of Additional AIR issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)
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
4.27.1
July 22, 2005 Amendment to Promissory Note and Agreement, entered into March 28, 2005 by and between Generex Biotechnology Corporation and Cranshire Capital, L.P. (incorporated by reference to Exhibit 4.27.1 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.27.2
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on July 22, 2005 in connection with Exhibit 4.27.1 (incorporated by reference to Exhibit 4.27.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.28.1
June 22, 2005 Amendment to Promissory Note and Agreement, entered into April 6, 2005 by and between Generex Biotechnology Corporation and Omicron Master Trust (incorporated by reference to Exhibit 4.28.1 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.28.2
Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on July 22, 2005 in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.28.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.29
Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on October 20, 2005 (incorporated by reference to Exhibit 4.29 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.30
Warrant issued by Generex Biotechnology Corporation to Iroquois Capital, L.P. on October 20, 2005 (incorporated by reference to Exhibit 4.30 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.31
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.32
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

Exhibit Number	Description of Exhibit(1)
4.33
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Smithfield Fiduciary LLC on June 17, 2005 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.34
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on June 17, 2005 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.35
Amendment to the Common Stock Purchase Warrant issued by Generex Biotechnology to Iroquois Capital LP on June 17, 2005 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.36
Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.37	Additional AIR Debenture issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.36
4.38	Additional AIR Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.36
4.39
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.40	Form of AIR Debentures issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.41	Form of AIR Warrants issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.42	Form of Additional AIRs issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)
4.43
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on June 17, 2005 in connection with the First AIR Exercise (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.44
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on September 8, 2005 in connection with the Second AIR Exercise (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.45	Form of Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on December 9, 2005
9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.