Form 10-Q
period 2006-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2006-03-16
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from_________________ to ________________

COMMISSION FILE NUMBER: 0-25169

GENEREX BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State of other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

33 HARBOUR SQUARE, SUITE 202
TORONTO, ONTARIO
CANADA M5J 2G2

(Address of principal executive offices)

416/364-2551

(Registrant's telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year
if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 88,974,933 as of March 6, 2006.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

(Unaudited)
Consolidated Balance Sheets -
January 31, 2006 and July 31, 2005	1

Consolidated Statements of Operations -- for the three and six month periods ended January 31, 2006 and 2005, and cumulative from
November 2, 1995 to January 31, 2006	2

Consolidated Statements of Cash Flows -- For the six month
periods ended January 31, 2006 and 2005, and cumulative from
November 2, 1995 to January 31, 2006	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	24

Item 3. Quantitative and Qualitative Disclosures
About Market Risk	53

Item 4. Controls and Procedures	54

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	55

Item 3. Defaults Upon Senior Securities	55

Item 4. Submission of Matters to a Vote of Security Holders	55

Item 5. Other Information	55

Item 6. Exhibits	56

Signatures	63

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$15,552,084	$586,530
Restricted cash	156,434	204,734
Short-term investments	6,000,000	--
Other current assets	214,142	165,586
Deferred debt issuance costs	448,375	337,798
Total Current Assets	22,371,035	1,294,648

Property and Equipment, Net	2,793,161	3,976,742
Assets Held for Investment, Net	3,610,875	2,371,749
Patents, Net	5,272,863	5,443,094
Due From Related Party	404,545	379,612

TOTAL ASSETS	$34,452,479	$13,465,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,436,926	$2,410,846
Short-term advance	347,369	325,179
Current maturities of long-term debt	3,041,719	2,571,530
Convertible Debentures, Net of Debt Discount of $4,252,277 and
$2,108,459 at January 31, 2006 and July 31, 2005, respectively	1,132,338	1,314,926
Total Current Liabilities	8,958,352	6,622,481

Long-Term Debt, Net	365,476	716,361

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
January 31, 2006 and July 31, 2005, respectively	1	1
Common stock, $.001 par value; authorized 150,000,000 shares at
January 31, 2006 and July 31, 2005; 73,881,774 and 41,933,898
shares issued and outstanding, respectively	73,883	41,935
Additional paid-in capital	168,269,852	126,044,326
Deficit accumulated during the development stage	(143,931,923)	(120,528,108)
Accumulated other comprehensive income	716,838	568,849
Total Stockholders’ Equity	25,128,651	6,127,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,452,479	$13,465,845

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
					Cumulative From
					November 2, 1995
	For the Three Months Ended		For the Six Months Ended		(Date of Inception)
	January 31,		January 31,		to January 31,
	2006	2005	2006	2005	2006

Revenues	$43,750	$76,750	$87,500	$219,500	$2,106,796

Operating Expenses:
Research and development	1,317,115	2,181,835	1,993,494	5,576,965	56,911,939
Research and development -
related party	--	--	--	--	220,218
General and administrative	3,910,887	3,450,556	5,385,743	6,872,791	70,836,857
General and administrative -
related party	--	--	--	--	314,328
Total Operating Expenses	5,228,002	5,632,391	7,379,237	12,449,756	128,283,342

Operating Loss	(5,184,252)	(5,555,641)	(7,291,737)	(12,230,256)	(126,176,546)

Other Income (Expense):
Miscellaneous income (expense)	500	--	500	--	196,193
Income from Rental Operations, net	30,987	27,723	35,840	74,789	240,516
Interest income	14,759	338	16,096	18,776	3,410,576
Interest expense	(8,490,956)	(773,602)	(15,230,531)	(819,516)	(20,065,466)
Loss on extinguishment of debt	(771,635)	--	(933,983)	--	(2,280,324)

Net Loss Before Undernoted	(14,400,597)	(6,301,182)	(23,403,815)	(12,956,207)	(144,675,051)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Loss	(14,400,597)	(6,301,182)	(23,403,815)	(12,956,207)	(141,636,866)

Preferred Stock Dividend	--	--	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(14,400,597)	$(6,301,182)	$(23,403,815)	$(12,956,207)	$(143,931,923)

Basic and Diluted Net Loss Per
Common Share	$(.23)	$(.18)	$(.43)	$(.37)

Weighted Average Number of Shares
of Common Stock Outstanding	63,906,552	35,108,460	54,852,364	34,958,009

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months Ended		(Date of Inception)
	January 31,		to January 31,
	2006	2005	2005
Cash Flows From Operating Activities:
Net loss	$(23,403,815)	$(12,956,210)	$(141,636,866)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	566,445	550,521	4,147,625
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	391,103	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	1,278	--	77,364
Loss on extinguishment of debt	933,983	--	2,280,324
Common stock issued for services rendered	54,071	755,180	4,840,335
Amortization of prepaid services in conjunction with common stock issuance	92,250	--	92,250
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	7,300,145	490,600	14,134,018
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	(138,000)	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	777,967	77,994	1,026,074
Amortization of discount on convertible debentures	6,943,339	687,890	10,678,150
Common stock issued as interest payment on convertible debentures	112,688	--	189,684
Interest on short-term advance	13,524	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with short-term refinancing of long-term debt	--	--	105,300
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	--	--	43,812
Other current assets	49,118	704,564	(63,123)
Accounts payable and accrued expenses	2,097,117	2,620,395	7,962,868
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(4,461,890)	(6,815,963)	(94,545,686)

Cash Flows From Investing Activities:
Purchase of property and equipment	(76,665)	(61,939)	(4,369,381)
Costs incurred for patents	(16,959)	(139,039)	(1,511,945)
Change in restricted cash	60,721	(4,885)	(110,275)
Proceeds from maturity of short term investments	--	--	126,687,046
Purchases of short-term investments	(6,000,000)	--	(132,687,046)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	395,889	(477,194)
Change in notes receivable - common stock	--	(6,300)	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	(6,032,903)	183,726	(15,768,530)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Proceeds from issuance of long-term debt	--	--	1,970,148
Repayment of long-term debt	(107,352)	(39,770)	(1,314,290)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	15,399,998	--	19,952,982
Proceeds from exercise of stock options	202,790	--	1,213,230
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Proceeds from issuance of convertible debentures, net	9,955,000	3,699,930	16,254,930
Repayments of convertible debentures	--	--	(461,358)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	73,283,715
Purchase and retirement of common stock	--	--	(119,066)
Net Cash Provided by (Used in) Financing Activities	25,450,436	3,660,160	125,829,327

Effect of Exchange Rates on Cash	9,911	13,826	36,973

Net Increase (Decrease) in Cash and Cash Equivalents	14,965,554	(2,958,251)	15,552,084

Cash and Cash Equivalents, Beginning of Period	586,530	4,950,419	--

Cash and Cash Equivalents, End of Period	$15,552,084	$1,992,168	$15,552,084

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2006 of approximately $144 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

In February 2006, the FASB issued SFAS No. 155,”Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on the consolidated results of operations or financial position of the Company.

3.	Stock-Based Compensation
As of January 31, 2006, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,690,000 and 457,981 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of January 31, 2006.

The 2000 and 2001 Plans (the Plans) are administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

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

Prior to August 1, 2005, the Company accounted for the share-based compensation granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). In accordance with APB 25, the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for its stock option awards to employees in its Consolidated Statement of Operations prior to August 1, 2005, as all option exercise prices were equal to the fair market value of the Company stock on the date the options were granted. Effective August 1, 2005, the Company implemented the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) ("SFAS 123 (R)"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and SAB 107 for all share-based compensation that was not vested as of July 31, 2005.

For the three and six months ended January 31, 2006, no compensation expense was recorded for options outstanding as of August 1, 2005. There were no options granted during the three and six months ended January 31, 2006.

The following table illustrates the pro forma effect on net income and earnings per share for the three and six months ended January 31, 2005, assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions listed below. The estimated fair value of options granted is expensed at the date of grant. Share-based employee compensation for the three and six months ended January 31, 2006 in the amount of $-0- (net of related tax), is included in the net loss of $14,091,721 and $23,094,939, respectively. The following table represents the impact had the treatment been adopted at August 1, 2004.

	Six Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2005	2005
Net Loss Available to Common Stockholders,
as Reported	$(12,956,210)	$(6,298,182)

Add: Total Stock-Based Employee Compensation
Included in Reported Net Loss	--	--

Deduct: Total Stock-Based Employee Compensation
Income Determined Under Fair Value Based Method,
Net of Related Tax Effect	1,430,640	--

Pro Forma Net Loss Available to Common Stockholders	$(14,386,850)	$(6,298,182)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)

	Six Months	Three Months
	Ended	Ended
	January 31,	January 31,
	2005	2005
Loss Per Share:
Basic and diluted, as reported	$(0.37)	$(0.18)
Basic and diluted, pro forma	$(0.41)	$(0.18)

The implementation of the provisions of SFAS 123(R) and SAB 107 during the three and six months ended January 31, 2006 did not have a material impact on the Company’s cash flow from operations or cash flow from financing activities.

The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and vesting over two years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted to employees during the three and six months ended January 31, 2006.

The summary of the stock option activity for the six months ended January 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining
		Price	Contractual
	Shares	Share	Term (Years)

Outstanding, August 1, 2005	11,607,269	$1.51	3.65
Granted	--	$--	--
Cancelled	(140,000)	$8.41	--
Exercised	(253,000)	$0.80	--
Outstanding, January 31, 2006	11,214,269	$1.43	3.41

The summary of the status of the Company’s non-vested as of January 31, 2006, as changes during the six months then ended is as follows:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested Stock Options, August 1, 2005	628,000	$0.72
Granted	--	$--
Cancelled	--	$--
Vested	(620,500)	$0.72
Exercised	(7,500)	$0.72
Non-vested Stock Options, January 31, 2006	--	$--

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)
As of January 31, 2006, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

4.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended January 31, 2006 and 2005, was $14,341,265 and $6,363,814, respectively and for the six months ended January 31, 2006 and 2005 was $23,255,826 and $12,702,918, respectively.

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	January 31,	July 31,
	2006	2005

Accounts Payable	$1,346,246	$999,726
Accounting and Auditing	250,187	274,627
Accrued Legal Fees and Settlement	517,320	599,461
Termination Agreements and Severance Pay	283,173	265,720
Executive Compensation and Directors Fees	2,040,000	271,312
Total	$4,436,926	$2,410,846

6.	Convertible Debentures

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

During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 2006, $155,988 has been amortized as interest expense and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $630,451 during the six months ended January 31, 2006. During the six months ended January 31, 2006, the Company has issued 646,834 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversion of principal and interest totaling $530,403. This conversion resulted in a charge of $42,409 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $693,671 of the principal and interest in 1,169,613 shares of common stock during the six months ended January 31, 2006. This repayment resulted in a charge of $147,457 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

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

During the six months ended January 31, 2006, the Company issued 644,003 shares of common stock to the holder of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $528,082.

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

During the six months ended January 31, 2006, the Company issued 128,834 shares of common stock to the holders of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $105,644.

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

$2 Million Convertible Debenture (Continued)
Proceeds related to the AIR Exercise, net of issuance costs of $160,300, amounted to $1,839,700. Included in the issuance costs were warrants to purchase 35,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $20,300 using the Black Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 3006, the Company has amortized the remaining balance of deferred debt issuance costs in the amount of $124,103 as non-cash interest expense resulting from the convertible debenture being fully repaid.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $62,316 for the six months ended January 31, 2006. During the six months ended January 31, 2006, the Company has issued 2,363,352 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,418,011.

The Company has repaid the note holders $225,322 of the principal and interest in 407,075 shares of common stock during the six months ended January 31, 2006. This repayment resulted in a charge of $62,242 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

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

Proceeds related to the AIR Exercise, net of issuance costs of $185,600, amounted to $1,814,400. Included in the issuance costs were warrants to purchase 60,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $30,600 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9232 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 2006, $172,130 has been amortized as interest expense and the remaining unamortized balance of $13,470 is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $1,634,884 for the six months ended January 31, 2006. During the six months ended January 31, 2006, the Company has issued 2,365,490 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,421,249. This conversion resulted in a charge of $47,157 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

Second $2 Million Convertible Debenture (Continued)
The Company has repaid the note holders $172,739 of the principal and interest in 287,899 shares of common stock during the six months ended January 31, 2006. This repayment resulted in a charge of $96,627 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

Second $500,000 Convertible Debenture
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

Proceeds related to the AIR Exercise, net of issuance costs of $49,250, amounted to $450,750. Included in the issuance costs were warrants to purchase 15,000 shares of common stock at $0.95 per share and commissions of $35,000 issued to a third party. The fair value of the warrant was determined to be $14,250 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9322 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $35,000 of issuance costs associated with the shares of common stock issued are being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 2006, $9,849 has been amortized as interest expense and the remaining unamortized balance of $39,401 is included in deferred debt issuance costs.

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

Second $500,000 Convertible Debenture (Continued)
The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $119,364 for the six months ended January 31, 2006. During the six months ended January 31, 2006, the Company has not received any notice of conversions of principal and interest.

The Company has repaid the note holders $43,962 of the principal and interest in 53,612 shares of common stock during the six months ended January 31, 2006. This repayment resulted in a gain of ($536) to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

$3,500,000 Convertible Debenture
On December 4, 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which (i) all but one of the Investors agreed to exercise an aggregate of $1,500,000 in principal amount (“$3.5 Million Convertible Debenture”) of the Additional AIRs granted to such Investors in connection with the First AIR Exercise resulting in a $3,500,000 convertible promissory note (“convertible debenture’) for an aggregate proceeds of $3,500,000. The convertible debenture carries a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debenture is convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

Proceeds related to the AIR Exercise, net of issuance costs of $15,000, amounted to $3,485,000. Included in the issuance costs were warrants to purchase 105,000 shares of common stock at $0.82 per share and 224,000 shares of common stock valued at $0.95 per share issued to a third party. The fair value of the warrant was determined to be $76,650 using the Black Scholes pricing model assuming a risk-free rate of 4.02 percent, an expected volatility of 0.9288 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $212,800 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 2006, $237,457 has been amortized as interest expense and the remaining unamortized balance of $33,743 is included in deferred debt issuance costs.

The holder of the convertible debenture also received warrants to purchase 4,268,292 shares of common stock at $0.82 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $1,648,387 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 4.02 percent, an expected volatility of 0.9288 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$3,500,000 Convertible Debenture (Continued)
In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,851,613, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $3,080,631 for the six months ended January 31, 2006. During the six months ended January 31, 2006, the Company has issued 3,673,632 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $3,012,376. This conversion resulted in a charge of $538,629 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

During the six months ended January 31, 2006, the Company has not repaid monthly principal and interest through the issuance of shares of common stock.

Second $4,000,000 Convertible Debenture
On January 20, 2006, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the investors agreed to exercise an additional $4,000,000 in principal amount of Additional Investment Rights (AIR) (“Second $4 Million Convertible Debenture”) of the Additional AIRs granted to such Investors in connection with the First AIR Exercise resulting in a $4,000,000 convertible promissory note (“convertible debenture’) for an aggregate proceeds of $4,000,000. The convertible debenture carries a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debenture is convertible into registered common stock of the Company at $1.05 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

Proceeds related to the AIR Exercise, net of issuance costs of $15,000, amounted to $3,985,000. Included in the issuance costs were warrants to purchase 120,000 shares of common stock at $1.05 per share and 266,667 shares of common stock valued at $1.00 per share issued to a third party. The fair value of the warrant was determined to be $88,800 using the Black Scholes pricing model assuming a risk-free rate of 4.23 percent, an expected volatility of 0.9210 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $266,667 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the six months ended January 31, 2006, $7,887 has been amortized as interest expense and the remaining unamortized balance of $362,580 is included in deferred debt issuance costs.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

Second $4,000,000 Convertible Debenture (Continued)
The holder of the convertible debenture also received warrants to purchase 3,809,524 shares of common stock at $1.05 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $1,653,631 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 4.23 percent, an expected volatility of 0.9210 and a five year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,463,155, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

During the six months ended January 31, 2006, the Company has not received any notice of conversions of principal and interest.

During the six months ended January 31, 2006, the Company has not repaid monthly principal and interest through the issuance of shares of common stock.

7.	Short-term Advance
On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,200 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the first $4,000,000 convertible debenture agreements. The Company is obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum. The Company did not make the required installments, therefore, has accrued interest in the amount of $22,190, $6,658 and $13,732 of which is included in the consolidated statements of operations for the three and six months ended January 31, 2006, respectively, and $-0- for the three and six months ended January 31, 2005.

8.	Pending Litigation
On October 2, 1998, Sands Brothers & Co. Ltd. (“Sands”), a New York City-based investment banking and brokerage firm, initiated an arbitration proceeding against the Company under the rules of the New York Stock Exchange in respect of an alleged contractual relationship between Sands and the Company.

On August 17, 2004, following various arbitration and court proceedings in the case, the Arbitration Panel of the New York Stock Exchange issued a final award in the case, awarding Sands $150,000 in damages.  A motion to confirm this award was granted on February 1, 2005.  In September 2005 Sands filed a motion seeking leave from the New York Court of Appeals to appeal certain prior orders of the Appellate Division in the case. On January 10, 2006 the New York Court of Appeals denied the motion.. In March, 2006 the Company paid $150,000 plus $10,541 in interest to Sands in satisfaction of the judgment.

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
Basic EPS and Diluted EPS for the three months and six months ended January 31, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 37,791,029 and 22,095,502 incremental shares at January 31, 2006 and 2005, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	January 31,
	2006	2005

Cash paid during the period for:
Interest	$56,427	$$76,220
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:

Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$619,467	$--
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$210,300	$89,900
Costs paid from proceeds in conjunction with capitalized
services upon issuance of convertible debentures	$45,000	$--
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion
feature	$9,087,156	$3,444,444
Satisfaction of accounts payable through the issuance of
common stock	$133,605	$--
Principal repayment of convertible debentures through the
issuance of common stock	$1,075,764	$--
Issuance of common stock in conjunction with convertible
debenture conversion	$6,963,007	$--
Sale of Series A Preferred Stock and mandatorily converted
to common shares	$--	$14,310,057

11.	Transactions with Related Party
The Company’s change in “Due from Related Party” for the six months ended January 31, 2006 represents only the effect of change in exchange rate for the six months ended versus that in effect at July 31, 2005.

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

In October 2005, the Company issued an aggregate of 2,748,780 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $1.25 per share and were valued at $0.91. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 93.22 percent and risk free interest of 3.76 percent, resulted in charges to the interest expense of $2,501,390.

In October 2005, the Company received aggregate cash proceeds of approximately $6,891,998. The Company issued 8,404,876 shares of common stock as a result of these transactions.

In October 2005, the Company received aggregate cash proceeds of $101,545 from exercises of stock options. The Company issued 141,500 shares of common stock as a result of these transactions.

In November 2005, the Company received aggregate cash proceeds of $94,945 from exercises of stock options. The Company issued 101,500 shares of common stock as a result of these transactions.

In November 2005, the Company received aggregate cash proceeds of $2,508,000 from exercises of stock warrants. The Company issued 3,058,536 shares of common stock as a result of these transactions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
In November 2005, the Company issued 83,787 shares of common stock to consultants for services rendered in the amount of $81,274. The shares were valued at $0.97 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

In December 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which (i) all but one of the Investors agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional AIRs granted to such Investors in connection with the First AIR Exercise and (ii) all of the Investors agreed to exercise an aggregate of $2,000,000 in principal amount of the Additional AIRs granted to the Investors in connection with the Second AIR Exercise (“$3.5 Million Convertible Debenture”). In connection with the $3.5 Million Convertible Debenture, the Company agreed to issue warrants to purchase an aggregate of 4,268,292 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR. In addition, in connection with the transaction contemplated by Amendment No. 2, the Company issued a placement agent (i) 224,000 shares of common stock in lieu of a cash comission and (ii) warrants exercisable into approximately 105,000 shares of common stock at the same exercise price as the AIR warrants (see Note 6).

In December 2005, the Company issued an aggregate of 1,829,268 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $1.25 per share and were valued at $0.61. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 0.9254 percent and risk free interest of 4.02 percent, resulted in charges to the interest expense of $1,115,853.

In January 2006, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the investors agreed to exercise an additional $4,000,000 in principal amount of Additional Investment Rights (AIR) (“Second $4 Million Convertible Debenture”). In connection with this investment, the Company agreed to issue warrants to purchase an aggregate of 3,809,524 shares of the Company’s common stock at the exercise price of $1.05 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR. In addition, in connection with the transaction contemplated by Amendment No. 2, the Company issued a placement agent (i) 266,667 shares of common stock in lieu of a cash fee equal to 7 percent of the gross proceeds received by the Company and (ii) warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the AIR warrants (see Note 6).

In January 2006, the Company received aggregate cash proceeds of $6,300 from exercises of stock options. The Company issued 10,000 shares of common stock as a result of these transactions.

In January 2006, the Company received aggregate cash proceeds of $5,999,999 from exercises of stock warrants. The Company issued 7,317,072 shares of common stock as a result of these transactions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
In January 2006, the Company issued an aggregate of 3,658,536 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $1.60 per share and were valued at $0.85. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 0.9210 percent and risk free interest of 4.23 percent, resulted in charges to the interest expense of $3,109,756.

During the six months ended January 31, 2006, the Company issued an aggregate of 1,918,199 shares of common stock as monthly principal and interest payments totaling $1,442,484 of convertible debentures (see Note 6).

During the six months ended January 31, 2006, the Company issued an aggregate of 9,822,145 shares of common stock resulting from the conversion of $7,643,960 of principal and accrued interest of convertible debentures (see Note 6).

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Conversions	9,822,145	$9,822	$7,634,140	$7,643,962
Convertible Debenture Monthly
Repayments	1,918,199	1,918	1,439,565	1,441,483
Warrants and Stock Options Exercised
for Cash	19,033,484	19,033	15,583,754	15,602,787
Issuance for Services and Accounts
Payable	1,174,048	1,174	970,460	971,634

Total	31,947,876	$31,947	$25,627,919	$25,659,866

13.	Subsequent Events
During February 2006, the Company secured a commercial mortgage in the amount of $1,300,000, interest at 6.07 percent per annum and maturing March 2009. The proceeds from the mortgage were used to pay off existing debt as well as fees associated with obtaining the mortgage.

During February 2006, the Company received an aggregate of $11 million as a result of the exercise by existing Company investors of previously issued warrants.

During February 2006, the Company issued an aggregate of 4,770,617 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $3.00 per share and were valued at $1.74. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 0.9380 percent and risk free interest of 4.49 percent, resulted in charges to the interest expense of $8,294,141.

On February 28, 2006, each of the holders of additional investment rights (“AIR”) received in connection with Second 4 million Convertible Debenture exercised 100% of the AIRs (for aggregate gross proceeds to the Company of $4,000,000) in exchange for the acceleration of the exercise periods from July 20, 2006 to February 28, 2006.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

13.	Subsequent Events (Continued)
On March 6, 2006, the Company and the holders of the convertible debentures amended the terms of outstanding warrants received in conjunction with the transaction dated February 28, 2006 to purchase common stock to accelerate their exercise date to March 6, 2006. These warrants consist of warrants for 1,600,000 shares issued on February 28, 2006, and initially exercisable on August 31, 2006. The Investors agreed to immediately exercise the full amount of these warrants (for aggregate gross proceeds to the Company of $2,000,000) in exchange for (a) the acceleration of the exercise period, and (b) the issuance of additional warrants equal to 50% of the exercised Warrants (an aggregate of at least 800,000 shares). The new warrants will have an exercise price of $3.00 per share and will be exercisable for five years from September 6, 2006. The warrants were valued at $1.62 using the Black-Scholes pricing model with expected volatility of 0.9377 percent and risk free interest of 4.49 percent, resulting in charges to the interest expense of $1,293,953.

In February and March 2006, the Company issued an aggregate of 2,390,111 shares of common stock resulting from the conversion of $2,509,540 of the principal and accrued interest of the Second $4,000,000 Convertible Debenture (See Note 6).

In March 2006, the Company issued an aggregate of 2,280,592 shares of common stock resulting from the conversion of $2,850,740 of the principal and accrued interest of convertible debenture entered pursuant to the exercise of AIRs on February 28, 2006.

In February and March 2006, the Company issued an aggregate of 1,503,454 shares of common stock resulting from the exercise of outstanding warrants and stock options for cash. The Company received an aggregate amount of approximately $2,270,804 in proceeds as a result of these transactions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2006 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
•	our expectations of when different phases of clinical activity may commence or be completed;
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and
•	our expectations in respect of the timing and results of commercialization activities.

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

Our immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by a former executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. Phase 1 clinical testing in humans has commenced at The Walter Reed Army Medical Center in respect of a vaccine designed to stimulate an immune response against the tumor-causing gene HER-2/neu, which occurs in a significant percentage of patients with breast cancer as well as other cancers. The other immunomedicine products, including a vaccine for avian influenza, are in the pre-clinical stage of development, and trials in human patients are not expected for at least six months. Development efforts are underway in melanoma, breast cancer, prostate cancer, HIV, the avian influenza virus, smallpox, SARS and Type I diabetes mellitus. We are establishing collaborations with clinical investigators at academic centers to advance the technology, with the ultimate goal of conducting human clinical testing.

With the anticipated commencement of commercial sales of our oral insulin product, Generex Oral-lyn™, in Ecuador in the fourth quarter of our fiscal 2006, we expect to receive revenues from product sales in the fiscal year ending July 31, 2006. We do not expect this revenue to be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended January 31, 2006, we received a total of $43,750 in such research grants, and we have received a total of $87,500 in such grants in fiscal 2006. We do not expect to receive such grants on a going forward basis. We expect to satisfy the majority of our cash needs during the current year from capital raised through debt and equity financings.

Disclosure Regarding Research and Development Projects

Our major research and development projects (in addition to the Antigen Express projects referenced above) are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™),our buccal morphine product, our buccal glucose project (Glucose RapidSpray™, an over-the-counter confectionary), and our buccal metoformin project (metformin gum).

Our insulin product is in clinical trials. During the last fiscal year, we did not expend resources to further our buccal morphine product. In Canada, we are in the process of finalizing work for a New Drug Submission (NDS) to the Biologics and Genetic Therapeutics Directorate of Health Canada for approval for the marketing and sale of Generex Oral-lyn™ in Canada. We expect that the NDS will be a blueprint for similar applications to the United States Food and Drug Administration (FDA) and the European Agency for the Evaluation of Medicinal Products (EMEA) however we cannot predict at this time when such applications will be made, what additional work will be required by us before such applications are granted, how long such work will take, or how much funding will be required to complete such work.

Our insulin product, Generex Oral-lyn™, was approved for commercial sale by drug regulatory authorities in Ecuador in early May 2005 for the treatment of patients with either Type-1 or Type-2 diabetes mellitus.. It is our intention that our South American joint venture partner, PharmaBrand S.A., will handle the commercial production and sale of Generex Oral-lyn™ in Ecuador. We expect that commercial sales of Generex Oral-lyn™ will commence in Ecuador before the end of current calendar year.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin product or the other products presently under development. These uncertainties include the success of current studies, our ability to obtain the required financing, the time required to obtain regulatory approval even if our research and development efforts are completed and successful, and the availability of and our access to production facilities and distribution channels. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which is expected to benefit all of our potential products. During the six month ended January 31, 2006, approximately 74% of our $1,993,494 in research expenses was attributable to insulin and platform technology development, and did not spend any money on morphine and fentanyl projects. In the comparable period ended January 31, 2005, approximately 87% of our $5,576,965 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 26% or $512,446 of our research and development expenses for the six months ended January 31, 2006 were related to Antigen's immunomedicine products compared to approximately 12% or $690,718 for the same period last year. Because these products are in a very early, pre-clinical stage of development (other than the breast cancer vaccine which is in Phase 1 trials), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from the Antigen Express is technology, or when products from this technology might begin producing revenues.

Developments in Fiscal Quarter Ended January 31, 2006

On November 14, 2005, we received written confirmation from the Staff of The Nasdaq Stock Market that we had achieved compliance with the continued listing requirements in accordance with Marketplace Rule 4310(c)(4), which requires us to have a minimum closing bid price per share of at least $1.00 for 30 consecutive trading days. Although we have regained compliance with the minimum closing bid price requirement, there is no guarantee that the closing bid price of our common stock will remain at or above $1.00 per share. In the event that the closing bid price of our common stock falls below $1.00 per share for thirty (30) consecutive trading days, we would likely receive a notice from The Nasdaq Stock Market informing us of our noncompliance with Marketplace Rule 4310(c)(4) and giving us 180 calendar days, subject to extension, to regain compliance with the Rule. In the event that we could not demonstrate compliance with Marketplace Rule 4310(c)(4) by the specified deadline and were not eligible for an additional compliance period, the Staff would notify us that our stock would be delisted, at which time we could appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock would continue to trade on the Nasdaq Capital Market. If we were not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

On December 4, 2005, the Company and four accredited investors entered into Amendment No. 3 (“Amendment No. 3”) to the November 10, 2004 Securities Purchase Agreement (the “Securities Purchase Agreement”) and the November 10, 2004 Registration Rights Agreement (the “Registration Rights Agreement”) pursuant to which (i) the all of the investors except Omicron Master Trust (“Omicron”) agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional Investment Rights (the “June AIRs”) granted to them in connection with their investment and exercise of previous Additional Investment Rights in June 2005 (Omicron had previously exercised its companion Additional Investment Right) and (ii) all of the investors, including Omicron, agreed to exercise an aggregate of $2,000,000 in principal amount of a second Additional Investment Right (the “Sept AIRs”) granted to them in connection with their investment and exercise of previous Additional Investment Rights in September 2005. Amendment No. 3, and the prior transactions under the Securities Purchase Agreement and Amendment No. 1 thereto and Amendment No. 2 thereto are described in full in our Current Report on Form 8-K filed with the SEC on December 5, 2005, and in our Quarterly Report on Form 10-Q in respect of our second fiscal quartered ended October 31, 2005 under Item 2- Management’s Discussion and Analysis of Financial Condition and results of Operation - Developments Subsequent to the Quarter Ended October 31, 2005.

Pursuant to Amendment No. 3, we and the investors, excluding Omicron, amended the June AIRs (the “June AIR Amendment”) to accelerate the initial exercise date in respect thereof (the 181st day following the date of issuance) in consideration of the full and immediate exercise by such investors of their June AIRs and the delivery to us of Notices of Exercise in respect thereof on or before the close of business on December 5, 2005. In addition, we and all four of the investors amended the Sept AIRs (the “Sept AIR Amendment”) to accelerate the initial exercise date in respect thereof (the 181st day following the date of issuance) in consideration of the full and immediate exercise by the investors of their Sept AIRs and the delivery to us of Notices of Exercise in respect thereof on or before the close of business on December 5, 2005.

The investors timely delivered Notices of Exercise, satisfying the conditions specified in the June AIR Amendments and/or Sept AIR Amendments, as applicable. In connection with the exercise of the June AIRs and the Sept AIRs on December 5, 2005, each investor purchased a $1,000,000 principal amount AIR Debenture (except for Omicron which purchased a $500,000 principal amount AIR Debenture (previously, on October 27, 2005, Omicron had purchased an additional $500,000 principal amount AIR Debenture)) with a conversion price of $0.82 (collectively, the “December AIR Debentures”) and AIR Warrants entitling the investors to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion of the December AIR Debentures in full at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82 per share (the “December AIR Warrants”). Accordingly, we issued to the investors December AIR Debentures in the aggregate principal amount of $3,500,000 and December AIR Warrants to purchase an aggregate of 4,268,292 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $3,500,000 in connection with the investors’ exercise of their June AIRs and their Sept AIRs.

The terms of the December AIR Debentures granted in connection with Amendment No. 3 are identical to those of the debentures previously issued under the auspices of the Securities Purchase Agreement. The terms of the December AIR Debentures are described below under the caption Financial Condition, Liquidity and Resources of this Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The December AIR Warrants issued to the investors on December 5, 2005 were initially exercisable into an aggregate of 4,268,292 shares of our common stock, and the initial exercise price of each December AIR Warrant was equal to $0.82.

In addition, in consideration of each investor’s exercise of its June AIRs and its Sept AIRs, including Omicron’s October 2005 exercise of its June AIR, we granted to each investor a further Additional Investment Right (each an “Amendment No. 3 AIR” and collectively, the “Amendment No. 3 AIRs”), pursuant to which each investor had the right to purchase detachable units consisting of (a) additional debentures in the principal amount of $1,000,000 each with a conversion price of $1.25 per share (the “Additional AIR Debentures”) and (b) additional warrants entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $1.25 per share conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) of the Additional AIR Debentures contemplated in clause (a) above, at an exercise price equal to $1.25 per share (the “Additional AIR Warrants”).

Each investor was entitled to exercise its Amendment No. 3 AIR at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying Amendment No. 3 went effective and (ii) the two year anniversary of the closing of the transactions contemplated by Amendment No. 3.

Under the terms of Amendment No. 3, we also agreed to register for resale the securities issuable upon conversion/exercise of the Additional AIR Debentures and the Additional AIR Warrants, consistent with the investors’ existing registration rights under the Registration Rights Agreement. On February 1, 2006, we filed with the SEC a Registration Statement on Form S-3 (File No. 333-131430) in connection with Amendment No. 3. The Registration Statement became effective on February 24, 2006.

In addition, in connection with the transactions contemplated by Amendment No. 3 and Omicron’s October 2005 exercise of its June AIR, we were required to pay to a placement agent (i) $245,000 in cash (7% of the gross proceeds received by us), which amount was actually converted into stock at $1.25 per share, and (ii) warrants exercisable into 105,000 shares of common stock at the same exercise price as the December AIR Warrants. These shares were also registered for resale in the Registration Statement.

On December 9, 2005, in consideration for the exercise of certain outstanding warrants previously issued to Cranshire Capital, L.P. (“Cranshire”) (otherwise than in connection with the Securities Purchase Agreement), one of the investors under the Securities Purchase Agreement, and in connection with the extension of the maturity date of its $500,000 Promissory Note and Agreement, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $3,000,000 in connection with the exercise of Cranshire’s outstanding warrants to purchase shares of our common stock. The rights of Cranshire under this warrant are described below under the caption Financial Condition, Liquidity and Resources of this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Exercise of Amendment No. 3 AIR Pursuant to Amendment No. 4

On January 19, 2006, we and each of the investors entered into Amendment No. 4 to the Securities Purchase Agreement and Registration Rights Agreement (the “Amendment No. 4”) pursuant to which the investors agreed to exercise the full amount of its Amendment No. 3 AIR to acquire an aggregate of $4,000,000 in principal amount of Additional AIR Debentures. Pursuant to each such Amendment No. 3 AIR granted in connection with Amendment No. 3, each investor had the right to purchase detachable units consisting of (a) Additional AIR Debentures in the principal amount of $1,000,000 with a conversion price of $1.25 per share and (b) Additional AIR Warrants entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full at a $1.25 conversion price of the Additional AIR Debentures (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share.

Pursuant to Amendment No. 4, we amended the terms of the Amendment No. 3 AIRs to accelerate the initial exercise dates thereof to January 19, 2006 in consideration of their full and immediate exercise by the investors.

In connection with the exercise of each Amendment No. 3 AIR, each investor purchased a $1,000,000 principal amount Additional AIR Debenture with a conversion price of $1.05 (reduced from $1.25) and Additional AIR Warrants entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the Additional AIR Debenture at a reduced conversion price of $1.05 (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.05 per share (reduced from $1.25). Accordingly, we issued to the investors Additional AIR Debentures in the aggregate amount of $4,000,000 and Additional AIR Warrants to purchase an aggregate of 3,809,524 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. Under the terms of Amendment No. 4, the reduction in the conversion price of the Additional AIR Debentures and the exercise price of the Additional AIR Warrants did not trigger any anti-dilution adjustments to any outstanding securities held by the investors.

We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their Amendment No. 3 AIRs.

The Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and/or interest in shares of our common stock, the value of each share of common stock is equal to the lesser of (i) $1.05 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each Additional AIR Debenture, the principal amount outstanding under each Additional AIR Debenture is initially convertible at any time after the closing of Amendment No. 4 into shares of the our common stock at a conversion price of $1.05.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each Additional AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default will be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any Additional AIR Debentures will be equal to the sum of (i) the greater of: (A) 130% of the principal amount of Additional AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, and (B) the principal amount of Additional AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereon, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Additional AIR Debentures. The interest rate on the Additional AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the Additional AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the Additional AIR Debentures from the due date to the date of payment.

The Additional AIR Warrants issued to the Investors on January 19, 2006 are initially exercisable into an aggregate of 3,809,524 shares of the Company’s common stock, and the initial exercise price of each Additional AIR Warrant is equal to $1.05 per share. The conversion price of the Additional AIR Debentures and the exercise price of the Additional AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

In addition, in consideration of each investor’s exercise of its Amendment No. 3 AIR, we granted to each investor further additional investment rights (each an “Amendment No. 4 AIR” and collectively, the “Amendment No. 4 AIRs”) pursuant to which each investor has the right to purchase detachable units consisting of (a) additional debentures in the principal amount of $1,000,000 with a conversion price of $1.25 per share (the “A4 Additional AIR Debentures”) and (b) additional warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debentures at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share (the “A4 Additional AIR Warrants”).

Under the terms of Amendment No. 4, we also agreed to register for resale the securities issuable upon conversion/exercise of the A4 Additional AIR Debentures and the A4 Additional AIR Warrants, consistent with the investors’ existing registration rights under the Registration Rights Agreement. We agreed to include such securities in the Registration Statement contemplated by Amendment No 3 which became effective on February 24, 2006.

Each investor was entitled exercise its A4 Additional AIR at any time on or after the 181st day after closing and on or prior to the earlier of (i) the close of business on the one-year anniversary after the registration statement for the shares of common stock underlying the A4 Additional AIR Debentures and A4 Additional AIR Warrants went effective and (ii) the two year anniversary of the closing of the transactions contemplated by Amendment No. 4.

In addition, in connection with the transactions contemplated by Amendment No. 4, the Company issued to a placement agent (i) 266,667 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by the Company, and (ii) warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the Additional AIR Warrants. These shares were also registered for resale in the registration statement which became effective on February 24, 2006.

On January 23, 2006, we agreed with the four investors holding Additional AIR Warrants to amend the terms thereof, together with the terms of certain other warrants held by the investors in connection with the Securities Purchase Agreement (such other warrants and the Additional AIR Warrants are hereinafter collectively called the “Exercised Warrants”) to accelerate their exercise dates to January 23, 2006 in consideration of the full and immediate exercise thereof. These Exercised Warrants consisted of warrants for an aggregate of 2,439,024 shares issued in connection with Amendment No. 2 to the Securities Purchase Agreement (initially exercisable on March 8, 2006) and warrants for an aggregate of 4,878,048 shares issued in connection with Amendment No. 3 (initially exercisable beginning June 5, 2006). The investors agreed to immediately exercise 100% of these warrants (for aggregate gross proceeds to the Company of $6,000,000) in exchange for (a) the acceleration of the exercise period , and (b) the issuance of additional warrants equal to 50% of the Exercised Warrants (an aggregate of 3,658,536 shares) (the “January Inducement Warrants”). The January Inducement Warrants have an exercise price of $1.60 per share and will be exercisable for five years commencing on July 23, 2006. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the January Inducement Warrants, there is no effective registration statement registering for resale the shares of common stock into which the January Inducement Warrants are exercisable, each holder may exercise its January Inducement Warrant through a cashless exercise. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the volume weighted average price (VWAP) of our common stock on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its January Inducement Warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our common stock then outstanding. The January Inducement Warrants and the shares of our common issuable upon the exercise thereof are included in the Registration Statement declared effected February 24, 2006.

Developments Subsequent to Fiscal Quarter Ended January 31, 2006

On February 27, 2006 the we and the fours investors under the Securities Purchase Agreement, Iroquois Capital LP (“Iroquois”), Cranshire, Smithfield Fiduciary LLC (“Smithfield”) and Omicron amended the terms of certain outstanding warrants to purchase common stock issued in connection with the Securities Purchase Agreements (the “February Exercised Warrants”) to accelerate their exercise date to February 27, 2006 in consideration of the full and immediate exercise thereof. These February Exercised Warrants consisted of warrants issued (i) to Omicron on July 22, 2005 for 243,902 shares of the Company’s common stock at $0.82 per share and then currently exercisable; (ii) to Cranshire on October 20, 2005 for 300,000 shares of the Company’s common stock at $1.20 per share (originally exercisable on April 20, 2006); (iii) to Iroquois on October 20, 2005 for 609,756 shares of the Company’s common stock at $1.20 per share (originally exercisable on April 20, 2006); (iv) to Cranshire on October 27, 2005 for 309,756 shares of the Company’s common stock at $1.25 per share (originally exercisable on April 27, 2006); (v) to Omicron and Smithfield on October 27, 2006 for 609,756 shares each of the Company’s common stock at $1.25 per share (originally exercisable on April 27, 2006); (vi) to each of the investors on October 27, 2005 for 304,878 shares each of the Company’s common stock at $1.25 per share (originally exercisable on April 27, 2006); (vii) to Cranshire on December 9, 2005 for 1,829,268 shares of the Company’s common stock at $1.25 per share (originally exercisable on June 9, 2006); and (viii) to each of the investors on January 20, 2006 for 952,381 shares each of the Company’s common stock at $1.05 per share (originally exercisable on July 20, 2006).

The investors agreed to immediately exercise 100% of the February Exercised Warrants (for aggregate gross proceeds to the Company of $11,014,267) in exchange for (a) the acceleration of the exercise periods and (b) the issuance of additional warrants equal to 50% of the February Exercised Warrants (an aggregate of 4,770,617 shares) (the “February Inducement Warrants”). The February Inducement Warrants have an exercise price of $3.00 per share and will be exercisable for five years commencing on August 27, 2006.

Exercise of A4 Additional AIR

On February 28, 2006, we amended the terms of the A4 Additional AIRs previously granted to the investors in connection with Amendment No. 4 to accelerate the initial exercise date thereof to February 28, 2006 in consideration of the full and immediate exercise thereof by the investors.

In connection with the exercise of each A4Additional AIR, each investor purchased a $1,000,000 principal amount debenture with a conversion price of $1.25 (the “A4 AIR Debentures”) and warrants (the “A4 AIR Warrants”) entitling the investor to purchase a number of shares of the our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 AIR Debenture at a conversion price of $1.25 (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25. Accordingly, we issued to the investors A4 AIR Debentures in the aggregate amount of $4,000,000 and A4 AIR Warrants to purchase an aggregate of 3,200,000 shares of our common stock, exercisable for five years commencing six months following the issuance thereof.

We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A4 Additional AIRs.

The A4 AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A4 AIR Debenture, the principal amount outstanding under each A4 AIR Debenture is initially convertible at any time after the closing of Amendment No 4 into shares of our common stock at a conversion price of $1.25.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each A4 AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default will be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any A4 AIR Debentures will equal the sum of (i) the greater of: (A) 130% of the principal amount of A4 AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of A4 AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such A4 AIR Debentures. The interest rate on the A4 AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the A4 AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the A4 AIR Debentures from the due date to the date of payment.

The A4 AIR Warrants issued to the investors on February 28, 2006 are initially exercisable into an aggregate of 3,200,000 shares of the Company’s common stock, and the initial exercise price of each A4 AIR Warrant is equal to $1.25. The conversion price of the A4 AIR Debentures and the exercise price of the A4 AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

In addition, in connection with the transactions contemplated by Amendment No. 4, the Company will pay a placement agent fee equal to 7% of the gross proceeds received by the Company ($280,000) and issue warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the A4 AIR Warrants.

On March 6, 2006, we agreed with the investors to amend the terms of A4 AIR Warrants to accelerate the exercise dates thereunder in respect of fifty percent (50%) of the shares of our common stock issuable thereunder (an aggregate of 1,600,000 shares) to March 6, 2006. The A4 AIR Warrants were initially exercisable on August 31, 2006. The investors agreed to immediately exercise fifty percent (50%) of the A4 AIR Warrants (for aggregate gross proceeds to the Company of $2,000,000) in exchange for (a) the acceleration of the exercise period (insofar as it applied to fifty percent (50%) of the stock issuable thereunder, and (b) the issuance of additional warrants equal to 50% of the exercised A4 AIR Warrants (an aggregate of 800,000 shares). The new warrants have an exercise price of $3.00 per share and will be exercisable for five years from September 6, 2006.

Results of Operations
Three and Six Months Ended January 31, 2006 Compared to Three and Six Months Ended January 31, 2005

Our net loss for the quarter ended January 31, 2006 was $14,400,597 versus $6,301,182 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to an increase in interest expense incurred in connection with convertible debentures. Our operating loss for the quarter decreased to $ 5,184,252 compared to $5,555,641 in the second fiscal quarter of 2005. The decrease is a result of the lower research and development expenses ($1,317,115 versus $2,181,835 last year) despite a moderate increase in our general and administrative expenses (to $3,910,887 from $3,450,556) and lower revenue received this quarter ($43,750) versus the same quarter of last year ($76,750).

The decrease in research and development expenses for the fiscal quarter ending January 31, 2006 reflects a decreased level of research and development activities in respect of our buccal delivery technologies and Antigen Express research and development activities. Expenses in the second fiscal quarter of 2005 also reflected increased activities of regulatory consultants that were much lower this quarter.

The increase in general and administrative expenses for the second fiscal quarter of 2006 is primarily attributable to a $2,000,000 bonus payment to company executives as compensation despite a significant decrease in financial and consulting services, lower legal costs and a reduction in travel expenses.

Our interest expense in the second fiscal quarter of 2006 increased to $8,490,956 compared to interest expense of $773,602 in the second fiscal quarter of 2005 due to interest paid in connection with convertible debentures entered during last fiscal year and current quarter and interest expense associated with the value of warrants issued to convertible debenture holders as an incentive to exercise their existing warrants. Our interest and income from rental operations increased to $45,746 in the second fiscal quarter of 2006 compared to $28,061 in the same quarter last year due to the reallocation of certain properties to rental operations and higher interest earned on short term investments. In addition, this fiscal quarter we incurred $771,635 in losses on extinguishment of debt in connection with monthly amortization payments due on convertible debentures which amount represents the difference between the quoted market price of our stock and a 10% discount to the average of the 20-day VWAP that was used to determine the number of shares issued.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the six months ended January 31, 2006, we engaged in several capital-raising transactions with certain of our stockholders as described below and above under the caption Developments in Fiscal Quarter Ended January 31, 2006 in this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2005. At January 31, 2006, we had cash and short-term investments of approximately $21.6 million, an increase of approximately 21 million from the balance as of the end of the prior fiscal year. The increase is attributable to the proceeds received in connection with warrant and additional investment right exercises during the first two quarters of our fiscal 2006. At January 31, 2006, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 12 months based on the pace of our planned activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At January 31, 2006, we had 6% Secured Convertible Debentures (the “Debentures”) outstanding in the aggregate principal amount of $5,384,615, which were issued in connection with the Securities Purchase Agreement and the amendments thereto. At such date, we had issued an aggregate of 9,822,145 shares of common stock resulting from the conversion of an aggregate of $7,643,960 of Debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement, as amended.

At January 31, 2006, we had additional investment rights granted in connection with Amendment No. 4 outstanding pursuant to which the holders of the Debentures had the right to purchase additional Debentures in the aggregate principal amount of $4,000,000 and related warrants to purchase an aggregate of 3,200,000 shares of our common stock (which additional investment rights were subsequently fully exercised).

Securities Purchase Agreement

We entered into the Securities Purchase Agreement on November 10, 2004 and closed the transaction on November 12, 2004. Pursuant to the Securities Purchase Agreement, we issued Debentures and related warrants and for an aggregate purchase price of $4,000,000, which Debentures have since been fully repaid in cash or by conversion into shares of our common stock. The warrants issued in connection with the Securities Purchase Agreement were initially exercisable into the same number of shares of the common stock initially issuable upon conversion of the Debentures. The initial exercise price of each warrant was equal to 110% of the conversion price of the Debentures, or $0.91. The conversion price of the Debentures and the exercise price of the warrants were each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable. The warrants issued in connection with the Securities Purchase Agreement were fully exercised in late October 2005 as described below under the caption Exercise of Outstanding Warrants Issued Pursuant to Securities Purchase Agreement at a reduced exercise price $0.82 per share as a consequence of an anti-dilution adjustment.

In connection with the Securities Purchase Agreement, we granted an Additional Investment Right to holders of the Debentures. Pursuant to the terms of each Additional Investment Right, each holder had the right at any time prior to January 24, 2006 to purchase on the same terms and conditions as the private placement up to the same number of Debentures and warrants purchased by such holder at the closing of the private placement.

In connection with the Securities Purchase Agreement, we also issued to a placement agent a warrant exercisable into approximately 145,000 shares of common stock at the same exercise price as the warrants issued to the holders of the Debentures.

The aggregate number of shares of common stock issuable upon conversion or exercise of the Debentures and related warrants issuable pursuant to the Securities Purchase Agreement exceeded 19.99% of the outstanding shares of our common stock prior to such issuance. Because the rules and regulations of The Nasdaq Stock Market prohibit, under certain circumstances, the issuance, without prior stockholder approval, of shares of common stock in excess of 19.99% of an issuer's outstanding common stock prior to such issuance, certain insiders entered into a voting agreement with the holders of the Debentures whereby such insiders agreed to vote at the next meeting of our stockholders all shares of common stock held by them in favor of authorizing the issuance of an amount of shares of common stock in excess of 19.99% of the outstanding common stock prior to consummating the private placement. The issuance of such shares was approved by our stockholders at the Annual Meeting of Stockholders held on April 5, 2005.

AIR Exercise Pursuant to Amendment No. 1

On June 16, 2005, we and each of the four accredited investor parties to the Securities Purchase Agreement entered into Amendment No. 1 to the Securities Purchase Agreement and the Registration Rights Agreement (“Amendment No. 1”), pursuant to which the investors agreed to exercise of 50% of their additional investment rights in the aggregate amount of $2,000,000. This transaction closed on June 17, 2005. In consideration for the investors’ exercise of their additional investment rights (the “A1 Air Exercise”), we issued the investors:

•
Debentures in the aggregate amount of $2,000,000, with a reduced conversion price ($0.60) (which reduced conversion price did not trigger any anti-dilution adjustments to the outstanding Debentures and related warrants) (the “A1 AIR Debentures”);

•
warrants to purchase an aggregate of 2,439,024 shares of our common stock at an exercise price of $0.82 per share, which were exercisable for five years commencing six months following the issuance thereof (the “A1 AIR Warrants”); and

•
further additional investment rights (“A1 Additional AIRs”), pursuant to which each investor had the right to purchase detachable units consisting of (i) Debentures in principal amount equal to the principal amount of A1 AIR Debentures issuable to each investor upon the A1 AIR Exercise with a conversion price of $0.82 (the “A1 Additional AIR Debentures”) and (ii) additional warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A1 Additional AIR Debentures at an $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82 (the “A1 Additional AIR Warrants”).

The A1 AIR Debentures have since been fully converted into shares of our common stock. The A1 AIR Warrants were amended (to abridge the exercise periods) and exercised in full in late October 2005 as described below under the caption Exercise of Outstanding AIR Warrants. The AI Additional AIRs were amended (to abridge the exercise periods) and exercised in full in December 2005 as described below under Omicron’s Exercise of Additional AIR and Third AIR Exercise Pursuant to Amendment No. 3.

In addition, in connection with the transactions contemplated by Amendment No. 1, we issued to a placement agent (i) 170,732 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the A1 AIR Warrants.
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

Second AIR Exercise Pursuant to Amendment No. 2

On September 8, 2005, we and the investor parties to the Securities Purchase Agreement entered into Amendment No. 2 pursuant to which the investors agreed to exercise the remaining $2,000,000 in principal amount of their original additional investment rights acquired pursuant to the Securities Purchase Agreement on November 12, 2004 (the “A2 AIR Exercise”). In connection with the A2 AIR Exercise, we issued the investors:

•
Debentures in the aggregate amount of $2,000,000, with a reduced conversion price ($0.60) (which reduced conversion price did not trigger any anti-dilution adjustments to the outstanding Debentures and related warrants) (the “A2 AIR Debentures”);

•
warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share, which were exercisable for five years commencing six months following the issuance thereof (the “A2 AIR Warrants”); and

•
additional investment rights (the “A2 Additional AIRs”), pursuant to which each investor had the right to purchase detachable units consisting of (i) Debentures in principal amount equal to the principal amount of A2 AIR Debentures issuable to each investor upon the A2 AIR Exercise with a conversion price of $0.82 (the “A2 Additional AIR Debentures”) and (ii) additional warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A2 Additional AIR Debentures at an $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82.

With the exception of A2 AIR Debenture held by Omicron, the A2 AIR Debentures have since been fully converted into shares of our common stock. The A2 AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) the conversion price ($0.60) and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock for the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A2 AIR Debenture, the principal amount outstanding under each A2 AIR Debenture is convertible at any time into shares of our common stock at a conversion price of $0.60.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each A2 AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any A2 AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of A2 AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of A2 AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such Second AIR Debentures. The interest rate on the A2 AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the A2 AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the A2 AIR Debentures from the due date to the date of payment.

The A2 AIR Warrants were amended (to abridge the exercise periods) and exercised in full in late October 2005 as described below under the caption Exercise of Outstanding AIR Warrants. The A2 Additional AIRs were amended (to abridge the exercise periods) and exercised in full in December 2005 as described below under Omicron’s Exercise of Additional AIR and Third AIR Exercise Pursuant to Amendment No. 3.

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

Cranshire and Omicron Notes and Related Warrants

We entered into a Promissory Note and Agreement with Cranshire on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron on April 6, 2005 pursuant to which Cranshire and Omicron loaned us the principal amounts of $500,000 and $100,000, respectively (the "Notes"). The outstanding principal balances under the Notes and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the Notes as described below. The Notes were subordinate to our obligations under the Debentures. We were obligated to use a portion of the proceeds received from Cranshire to pay two of the holders (not including Cranshire or Omicron) of the Debentures the full amount of the March 1, 2005 monthly amortization payments due under the Debentures.

On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82. At the holders’ option, the outstanding principal balance under the Notes, together with any accrued but unpaid interest thereon, were convertible into shares of our common stock at the conversion/exercise price of $0.82 per share.

We did not pay the outstanding principal balances originally due on May 15, 2005 under the Notes. Interest on the outstanding principal balances under the Notes began accruing before the maturity date at the rate of 10% per annum. On June 7, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date of each of the Notes from May 15, 2005 to July 22, 2005. In consideration for the foregoing extension, we contemporaneously issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82

On July 22, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date under the Notes from July 22, 2005 to September 20, 2005. As consideration for the extensions from Cranshire and Omicron, we contemporaneously issued on a warrant to Cranshire to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and a warrant to Omicron to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82.

On September 20, 2005, we did not pay the outstanding principal balances under the Notes. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its Note ($528,082 in total) into 644,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its Note ($105,644 in total) into 128,834 shares of common stock.

In October and November 2005, Cranshire exercised the outstanding warrants previously issued to it in connection with its Note in respect of which we received aggregate proceeds of approximately $3,000,000. On December 9, 2005, in consideration of such exercises, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. On February 28, 2006, Omicron exercised one of its warrants previously issued to it in connection with its Note pursuant to which it purchased an aggregate of 243,902 shares of our common stock for $200,000. In consideration of such exercise, we issued to Omicron a five-year warrant to purchase an aggregate of 121,951 shares of our common stock at $3 per share. Prior thereto, Omicron has voluntarily exercised all of its other warrants previously issued to it in connection with its Note for no additional consideration.

Assistance Agreement with Eckert Seamans

On March 30, 2005, we entered into an Assistance Agreement with Eckert Seamans, pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures. Under the terms of the Assistance Agreement, we agreed to repay such advance without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. We have not paid any of the installments due under the Assistance Agreement. Because we did not make the first installment payment on October 1, 2005 as of that date, all amounts owed to Eckert Seamans became payable on demand, and interest on such unpaid amounts began accruing at the rate of 8% per annum. Attached financial statements reflect interest accrual on this advance as of January 31, 2006. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. The total interest arrearage to date under the Assistance Agreement is approximately $22,190.

Exercise of Outstanding Warrants Issued Pursuant to Securities Purchase Agreement

On October 20, 2005, in consideration for the exercise of certain outstanding warrants previously issued to each of Cranshire and Iroquois in connection with their purchase of our Debentures pursuant to the Securities Purchase Agreement, we issued a five-year warrant to purchase 300,000 shares of our common stock to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock to Iroquois, in each case with an exercise price of $1.20 per share. We received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock.

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

Exercise of Outstanding AIR Warrants

On October 26, 2005, we and the holders of the A1 AIR Warrants amended the A1 AIR Warrants pursuant to which we agreed to accelerate the initial exercise dates thereof (the 181st day following the date of issuance) in consideration of the full and immediate exercise by each of the investors of its A1 AIR Warrant and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Each of the investors timely delivered the aforementioned Notice of Exercise, satisfying the conditions specified in each of the A1 AIR Warrant amendments. We received aggregate proceeds of approximately $2,000,000 in connection with the investors’ exercise of the A1 AIR Warrants. In consideration of the investors’ exercise of the A1 AIR Warrants, we issued each of the investors a five-year warrant to purchase 304,878 shares of our common stock at $1.25 per share.

Omicron’s Exercise of Additional AIR

On October 27, 2005, we and Omicron amended the A1 Additional AIR granted to Omicron to accelerate the initial exercise date (defined as the 181st day following the date of issuance) in consideration of the full and immediate exercise by Omicron of its A1 Additional AIR and the delivery to us of a Notice of Exercise in respect thereof on or before the close of business on October 27, 2005. Omicron timely delivered its Notice of Exercise, satisfying the conditions specified in the A1 AIR amendment. In connection with Omicron’s exercise of the A1 Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its A1 Additional AIR, Omicron purchased (i) a $500,000 principal amount A1 Additional AIR Debenture with a conversion price of $0.82 and (ii) A1 Additional AIR Warrants entitling Omicron to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A1 Additional AIR Debenture at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82

Third AIR Exercise Pursuant to Amendment No. 3

On December 4, 2005, we and the four accredited investor parties to the Securities Purchase Agreement entered into Amendment No. 3 pursuant to which (i) the all of the investors except Omicron agreed to exercise an aggregate of $1,500,000 in principal amount of the A1 Additional AIRs (Omicron had previously exercised its A1 Additional AIR as described above), and (ii) all of the investors, including Omicron, agreed to exercise an aggregate of $2,000,000 in principal amount of the A2 Additional AIRs granted to them in connection with Amendment No. 2.

In connection with Amendment No. 3, we and the investors, excluding Omicron, agreed to accelerate the initial exercise date of the A1 Additional AIRs (the 181st day following the date of issuance) in consideration of the full and immediate exercise by such investors of their A1 Additional AIRs and the delivery to us of Notices of Exercise in respect thereof on or before the close of business on December 5, 2005. In addition, we and all four of the investors agreed to accelerate the initial exercise dates of the A2 Additional AIRs (the 181st day following the date of issuance) in consideration of the full and immediate exercise by the investors of their A2 Additional AIRs and the delivery to us of Notices of Exercise in respect thereof on or before the close of business on December 5, 2005.

Each investor timely delivered its Notices of Exercise In connection with the exercise of each A1 Additional AIR and each A2 Additional AIR on December 5, 2005, each investor purchased a $500,000 principal amount Debenture with a conversion price of $0.82 (the A1 Additional Debentures and the A2 Additional Debentures) and a Warrant entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A1 Additional AIR Debenture and the A2 Additional AIR Debenture (together, the “A1/A2 Additional AIR Debentures”) at a $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82 per share (the A1 Additional AIR Warrants and the A2 Additional AIR Warrants (together, the “A1/A2 Additional AIR Warrants”)). Accordingly, we issued to the investors A1/A2 Additional AIR Debentures in the aggregate principal amount of $3,500,000 and A1/A2 Additional AIR Warrants to purchase an aggregate of 4,268,292 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $3,500,000 in connection with the investors’ exercise of their A1 Additional AIRs and their A2 Additional AIRS.

With the exception of the A1/Ad Additional AIR Debenture held by Omicron, the A1/A2 Additional AIR Debentures have since been fully converted into shares of our common stock. The A1/A2 Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A1/A2 Additional AIR Debenture, the principal amount outstanding under each A1/A2 Additional AIR Debenture is convertible at any time into shares of our common stock at a conversion price of $0.82.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each A1/A2 Additional AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any A1/A2 Additional AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of A1/A2 Additional AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of A1/A2 Additional AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such A1/A2 Additional AIR Debentures. The interest rate on the A1/A2 Additional AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the A1/A2 Additional AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the A1/A2 Additional AIR Debentures from the due date to the date of payment.

In addition, in consideration of each investor’s exercise of its A1 Additional AIRs and its A2 Additional AIRs, including Omicron’s October 2005 exercise of its A1 Additional AIR, we granted to each investor an additional investment right (the “A3 Additional AIRs”) pursuant to which each investor had the right to purchase detachable units consisting of (a) Debentures in principal amount of $1,000,000 with a conversion price of $1.25 per share (the “A3 Additional AIR Debentures”) and (b) warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A3 Additional AIR Debentures at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share.

In addition, in connection with the transactions contemplated by Amendment No. 3 and Omicron’s October 2005 exercise of its A1 Additional AIR, we paid to a placement agent (i) 224,000 shares of our common stock in lieu of a $280,000 cash fee (7% of the gross proceeds received by us) and (ii) warrants exercisable into 105,000 shares of common stock at the same exercise price as the A1/A2 Additional AIR Warrants. These shares were also registered for resale.

The A1/A2 Additional AIR Warrants were amended (to abridge the exercise periods) and exercised in full in late December 2005 as described below under the caption January 2006 Acceleration and Exercise of AIR Warrants. The A3 Additional AIRs were amended (to abridge the exercise periods) and exercised in full in December 2005 as described below under Fourth AIR Exercise Pursuant to Amendment No. 4.

Exercise of Warrants in December 2005.

On December 9, 2005, in consideration for the exercise of certain outstanding warrants previously issued in connection with its Note, we issued to Cranshire five-year warrants to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $3,000,000 in connection with the warrant exercise

Fourth AIR Exercise Pursuant to Amendment No. 4

On January 19, 2006, we and each of the investors entered into Amendment No. 4 to the Securities Purchase Agreement and Registration Rights Agreement (“Amendment No. 4”), pursuant to which the investors agreed to exercise an aggregate of $4,000,000 in principal amount of the A3 Additional AIRs (being the full amount thereof). Pursuant to each such A3 Additional AIR, each Investor had the right to purchase detachable units consisting of (a) an A3 Additional AIR Debenture in principal amount of $1,000,000 with a conversion price of $1.25 and (b) an A3 Additional AIR Warrant entitling the holder thereof to purchase a number of shares of the Company’s common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A3 additional AIR Debenture at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share.

Pursuant to Amendment No. 4, we amended the terms of the A3 Additional AIRs to accelerate the initial exercise dates thereof to January 19, 2006 and to reduce the conversion price from $1.25 to $1.05 in consideration of their full and immediate exercise by the investors.

Accordingly, we issued to the investors A3 Additional AIR Debentures in the aggregate amount of $4,000,000 and A3 Additional AIR Warrants to purchase an aggregate of 3,809,524 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. Under the terms of Amendment No. 4, the reduction in the conversion price of the A3 Additional AIR Debentures and the exercise price of the A3 Additional AIR Warrants did not trigger any anti-dilution adjustments to any outstanding securities held by the investors.

We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A3 Additional AIRs.

With the exception of of the A3 Additional AIR Debenture held by Omicron, the A3 Additional AIR Debentures have since been fully converted into shares of our common stock. The A3 Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.05 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A3 Additional AIR Debenture, the principal amount outstanding under each A3 AdditionalAIR Debenture is convertible at any time into shares of the our common stock at a conversion price of $1.05.

Upon the occurrence of an “Event of Default,” including a default in payment of principal or interest (including late fees) which is not cured within three trading days, the full principal amount of each A3 Additional AIR Debenture, together with interest and other amounts owing in respect thereof, to the date of acceleration will become, at the holder’s election, due and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for any A3 Additional AIR Debentures shall equal the sum of (i) the greater of: (A) 130% of the principal amount of A3 Additional AIR Debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of A3 Additional AIR Debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such A3 Additional AIR Debentures. The interest rate on the A3 Additional AIR Debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the A3 Additional AIR Debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the A3 Additional AIR Debentures from the due date to the date of payment. The conversion price of the A3 Additional AIR Debentures is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price.

In addition, in consideration of each investor’s exercise of its A3 Additional AIR, we granted to each investor a further additional investment right (the “A4 Additional AIR”) pursuant to which each investor had the right to purchase detachable units consisting of (a) a Debenture in principal amount of $1,000,000 with a conversion price of $1.25 (the “A4 Additional AIR Debenture” and (b) a warrant entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debenture at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share (the “A4 Additional AIR Warrants”).

Under the terms of Amendment No. 4, we also agreed to register for resale the securities issuable upon conversion/exercise of the A4 Additional AIR Debentures and the A4 Additional AIR Warrants, consistent with the investors’ existing registration rights under the Registration Rights Agreement. We agreed to register such securities on the Registration Statement contemplated by Amendment No. 3. The Registration Statement became effective on February 24, 2006.

In addition, in connection with the transactions contemplated by Amendment No. 4, the Company issued to a placement agent (i) 266,667 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by the Company and (ii) warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the AIR Warrants. These shares were registered for resale in the registration statement which became effective on February 24, 2006.

January 2006 Acceleration and Exercise of AIR Warrants

On January 23, 2006, we agreed with the investors to amend the terms of certain outstanding warrants to purchase common stock (“January Exercise Warrants”) to accelerate their exercise dates to January 23, 2006. The January Exercise Warrants consisted of warrants for an aggregate of 2,439,024 shares issued in connection with Amendment No. 2 (initially exercisable on March 8, 2006) and warrants for an aggregate of 4,878,048 shares issued in connection with Amendment No. 3 (initially exercisable beginning June 5, 2006). The investors agreed to immediately exercise 100% of these warrants (for aggregate gross proceeds to the Company of $6,000,000) in exchange for (a) the acceleration of the exercise period , and (b) the issuance of additional warrants equal to 50% of the shares issuable upon exercise of the January Exercise Warrants (an aggregate of 3,658,536 shares) (the “January Inducement Warrants”). The January Inducement Warrants have an exercise price of $1.60 per share and will be exercisable for a period of five years commencing six months from the date of issuance. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the January Inducement Warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The January Inducement Warrants are included in a Registration Statement declared effective February 24, 2006. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our common stock then outstanding.

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

Going Concern Uncertainty

In their audit opinion issued in connection with our consolidated balance sheet as of July 31, 2005 and our consolidated statements of operation, stockholders’ equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors expressed substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2006 of approximately $143,931,923. We have funded our activities to date almost exclusively from debt and equity financings.

We are in the development stage and have realized minimal revenues to date. We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet our operating cash flow requirements include financing activities such as private placements of our common stock, preferred stock offerings, debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing.

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

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	9,515,722	8,921,973	593,749	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	61,755	21,626	30,956	9,173	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$9,577,477	$8,943,599	$624,705	$9,173	$0

Related Party Transactions

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

We utilize a management company to manage all of our real properties. The property management company is owned by Anna Gluskin, Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended January 31, 2006 and 2005, we paid the management company approximately $11,000 and $8,600, respectively, in management fees.

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

In February 2006, the FASB issued SFAS No. 155,”Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do expect to receive some revenue from the sale of our oral insulin product in Ecuador in fiscal 2006. To date, we have not been profitable and our accumulated net loss was $143,931,923 at January 31, 2006. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We need additional capital.

To progress in product development, production, marketing, and distribution we will need additional capital which may not be available to us. This may delay our progress in product development or market.

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

In their audit opinion issued in connection with our consolidated balance sheet as of July 31, 2005 and our consolidated statements of operations, stockholders’ equity and cash flows for the year then ended and for the period from November 2, 1995 (date of inception) to July 31, 2005, our auditors have expressed a substantial doubt about our ability to continue as a going concern given our recurring net losses, negative cash flows from operations and working capital deficiency.

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

Risks Related to Our Technologies

With the exceptions of Generex Oral-lyn™ and Glucose RapidSpray™, our technologies and products are at an early stage of development and we cannot expect revenues in respect thereof in the foreseeable future.

With the exception of Generex Oral-lyn™, our proprietary oral insulin spray formulation which has been approved for commercial marketing and sale in Ecuador for the treatment of Type-1 and Type-2 diabetes, and Glucose RapidSpray™, an over-the-counter confectionary, we have no products approved for commercial sale at the present time. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable.

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

Only one of our products has been approved for commercial sale by drug regulatory authorities, and that approval was obtained in Ecuador. We have begun the regulatory approval process for our oral insulin formulation, buccal morphine product in other countries. Our immunomedicine products are in the pre-clinical stage of development, with the exception of our Phase 1 trial in human patients with stage II HER-2/neu positive breast cancer.

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

We will have to depend upon others for marketing and distribution of our products, including Generex Oral-lyn™ in Ecuador, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. We may not be able to enter into beneficial contracts, and we may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

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

In January, 2006, the FDA approved Pfizer, Inc.’s inhalable form of insulin, the first non-injected insulin to be approved by the FDA. Pfizer’s product in inhaled through the mouth and absorbed in the lungs. While we believe that absorption though the buccal cavity offers several advantages over absorption through the lungs, Pfizer’s early approval could allow it to capture a large portion of the market.

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

In addition, for continued listing on both The Nasdaq National Market and Capital Market, our stock price must be at least $1.00. From October of 2004 until October 2005, our stock price traded below this minimum per share requirement for thirty (30) or more consecutive business days. As a result, on November 24, 2004, we received notice from The Nasdaq Stock Market informing us that we did not comply with Market Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. We had 180 calendar days, or until May 23, 2005, subject to extension by The Nasdaq Stock Market under certain circumstances, to regain compliance with the Rule.

On May 25, 2005, we received notice from the Staff of The Nasdaq Stock Market informing us that, during the 180 calendar day period ending May 23, 2005, we had not regained compliance with Marketplace Rule 4310(c)(4); however, the Staff noted that on May 23, 2005, we met all initial inclusion criteria for the Capital Market set forth in Marketplace Rule 4310(c), except for bid price. Therefore, in accordance with Marketplace Rule 4310(c)(8)(D), we had an additional 180 calendar days to regain compliance with Rule 4310(c)(4).

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

As of January 31, 2005, we have fixed rate debt totaling $3,415,426. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$807,393	5.8%
$428,021	4.913%
$265,379	4.924%
$644,779	6.85%
$348,520	8.5%
$206,868	10%
$435,650	11.5%
$278,816	16.5%
$3,415,426	Total

These debt instruments mature from February 2006 through November 2008 As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

Item 1A. Risk Factors

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended January 31, 2006, we sold common stock, warrants, convertible debentures and additional investment rights in the amounts and to the purchasers described above in this Quarterly Report under Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Resources. We undertook the offer and sale of these securities in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act of 1933, as amended.

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

Under the terms of an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, , we agreed to repay an advance of $325,179 without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. We have not paid any of the installments due under the Assistance Agreement. Because we did not make the first installment payment on October 1, 2005 as of that date, all amounts owed to Eckert Seamans became payable on demand, and interest on such unpaid amounts began accruing at the rate of 8% per annum. The attached financial statements reflect interest accrual on this advance as of January 31, 2006. We are currently in negotiations with Eckert Seamans and are seeking to extend the payment dates or to pay the outstanding balance with shares of our common stock. The total interest arrearage to date under the Assistance Agreement is approximately $22,190.The terms and conditions of the Assistance Agreement with Eckert Seamans, are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The disclosures set forth under Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Part II - Item 3. Defaults Upon Senior Securities are incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

4.40	Form of AIR Debentures issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.41	Form of AIR Warrants issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.42	Form of Additional AIRs issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

4.45	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on December 9, 2005

4.46
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.47	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: March 15, 2006	By:	/s/ Anna E. Gluskin

Anna E. Gluskin Chairman, President and Chief Executive Officer

Date: March 15, 2006	By:	/s/ Rose C. Perri

Rose C. Perri Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Generex Biotechnology Corporation
Form 10-Q
January 31, 2006
Exhibit Index

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

4.40	Form of AIR Debentures issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.41	Form of AIR Warrants issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.42	Form of Additional AIRs issued in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

Exhibit
Number ________	Description of Exhibit(1) _____________________
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

4.45	Warrant issued by Generex Biotechnology Corporation to Cranshire Capital, L.P. on December 9, 2005

4.46
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.47	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.