Form 10-Q/A
period 2006-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2006-03-20
CIK 1059784

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

GENEREX BIOTECHNOLOGY CORPORATION

This Amendment No. 1 is filed for the sole purpose of supplying Exhibits 31.1, 31.2 and 32, which were inadvertently omitted from the original of this Quarterly Report.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: March 17, 2006	By:	/s/ Anna E. Gluskin

Anna E. Gluskin Chairman, President and Chief Executive Officer

Date: March 17, 2006	By:	/s/ Rose C. Perri

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