Form 10-Q
period 2006-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2006-06-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO CORPORATE ISSUERS
The number of outstanding shares of the registrant's common stock, par value $.001, was 98,495,931 as of June 2, 2006.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

(Unaudited)
Consolidated Balance Sheets -
April 30, 2006 and July 31, 2005	1

Consolidated Statements of Operations -- for the three and nine month periods ended April 30, 2006 and 2005, and cumulative from
November 2, 1995 to April 30, 2006	2

Consolidated Statements of Cash Flows -- For the nine month
periods ended April 30, 2006 and 2005, and cumulative from
November 2, 1995 to April 30, 2006	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	45

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	46

Item 1A. Risk Factors	46

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	53

Item 4. Submission of Matters to a Vote of Security Holders	53

Item 5. Other Information	53

Item 6. Exhibits	54

Signatures	61

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,183,186	$586,530
Restricted cash	--	204,734
Short-term investments	10,773,605	--
Other current assets	174,840	165,586
Deferred debt issuance costs	36,888	337,798
Total Current Assets	42,168,519	1,294,648

Property and Equipment, Net	2,700,051	3,976,742
Assets Held for Investment, Net	3,680,815	2,371,749
Patents, Net	5,198,612	5,443,094
Due From Related Party	--	379,612

TOTAL ASSETS	$53,747,997	$13,465,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$2,846,411	$2,410,846
Short-term advance	--	325,179
Current maturities of long-term debt	2,022,840	2,571,530
Convertible Debentures, Net of Debt Discount of $1,119,923 and
$2,108,459 at April 30, 2006 and July 31, 2005, respectively	253,154	1,314,926
Total Current Liabilities	5,122,405	6,622,481

Long-Term Debt, Net	1,331,182	716,361

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
April 30, 2006 and July 31, 2005, respectively	1	1
Common stock, $.001 par value; authorized 150,000,000 shares at
April 30, 2006 and July 31, 2005; 98,242,854 and 41,933,898
shares issued and outstanding, respectively	98,242	41,935
Additional paid-in capital	222,120,021	126,044,326
Deficit accumulated during the development stage	(175,705,417)	(120,528,108)
Accumulated other comprehensive income	781,563	568,849
Total Stockholders’ Equity	47,294,410	6,127,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$53,747,997	$13,465,845

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	April 30,		April 30,		to April 30,
	2006	2005	2006	2005	2006

Revenues	$43,750	$43,750	$131,250	$263,250	$2,150,546

Operating Expenses:
Research and development	1,635,238	1,009,799	3,628,732	6,586,764	58,547,177
Research and development -
related party	--	--	--	--	220,218
General and administrative	2,299,011	2,358,472	7,684,754	9,231,266	73,135,868
General and administrative -
related party	--	--	--	--	314,328
Total Operating Expenses	3,934,249	3,368,271	11,313,486	15,818,030	132,217,591

Operating Loss	(3,890,499)	(3,324,521)	(11,182,236)	(15,554,780)	(130,067,045)

Other Income (Expense):
Miscellaneous income (expense)	--	--	500	--	196,193
Income from Rental Operations, net	42,506	28,503	78,346	103,292	283,022
Interest income	241,053	3,015	257,149	21,791	3,651,629
Interest expense	(17,227,595)	(1,403,667)	(32,458,126)	(2,223,183)	(37,293,061)
Loss on extinguishment of debt	(10,938,959)	--	(11,872,942)	--	(13,219,283)

Net Loss Before Undernoted	(31,773,494)	(4,696,670)	(55,177,309)	(17,652,880)	(176,448,545)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Loss	(31,773,494)	(4,696,670)	(55,177,309)	(17,652,880)	(173,410,360)

Preferred Stock Dividend	--	--	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(31,773,494)	$(4,696,670)	$(55,177,309)	$(17,652,880)	$(175,705,417)

Basic and Diluted Net Loss Per
Common Share	$(.36)	$(.13)	$(.84)	$(.49)

Weighted Average Number of Shares
of Common Stock Outstanding	88,683,352	36,099,735	65,719,702	35,743,730

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months Ended		(Date of Inception)
	April 30,		to April 30,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(55,177,309)	$(17,652,880)	$(173,410,360)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	846,239	827,459	4,427,419
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	391,103	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	1,278	--	77,364
Loss on extinguishment of debt	11,872,942	--	13,219,283
Common stock issued as employee compensation	126,104	--	126,104
Common stock issued for services rendered	422,599	1,093,528	5,208,863
Amortization of prepaid services in conjunction with common stock issuance	138,375	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	137,200	530,600	6,971,073
Issuance of warrants as additional exercise right inducement	16,888,239	--	16,888,239
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	(138,000)	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	1,195,315	155,988	1,443,422
Amortization of discount on convertible debentures	14,075,693	1,849,976	17,810,504
Common stock issued as interest payment on convertible debentures	168,365	--	245,361
Interest on short-term advance	13,524	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with short-term refinancing of long-term debt	7,882	105,293	113,182
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	--	--	43,812
Other current assets	45,275	821,442	(66,966)
Accounts payable and accrued expenses	1,182,117	2,843,052	7,047,868
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(8,056,162)	(9,172,439)	(98,139,958)

Cash Flows From Investing Activities:
Purchase of property and equipment	(85,168)	(62,099)	(4,377,884)
Costs incurred for patents	(37,253)	(169,573)	(1,532,239)
Change in restricted cash	214,364	(8,214)	43,368
Proceeds from maturity of short term investments	3,000,000	--	129,687,046
Purchases of short-term investments	(13,773,605)	--	(140,460,651)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	395,889	(477,194)
Change in notes receivable - common stock	--	(6,300)	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	(10,681,662)	149,703	(20,417,289)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	325,179	325,179
Repayment of short-term advance	(347,369)	--	(347,369)
Proceeds from issuance of long-term debt	35,051	350,222	2,005,199
Repayment of long-term debt	(297,792)	(60,068)	(1,504,730)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	32,819,119	--	37,372,103
Proceeds from exercise of stock options	3,174,555	--	4,184,995
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Proceeds from issuance of convertible debentures, net	13,955,000	4,299,930	20,254,930
Repayments of convertible debentures	--	(416,513)	(461,358)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	73,283,715
Purchase and retirement of common stock	--	--	(119,066)
Net Cash Provided by (Used in) Financing Activities	49,338,564	4,498,750	149,717,455

Effect of Exchange Rates on Cash	(4,084)	9,441	22,978

Net Increase (Decrease) in Cash and Cash Equivalents	30,596,656	(4,514,545)	31,183,186

Cash and Cash Equivalents, Beginning of Period	586,530	4,950,419	--

Cash and Cash Equivalents, End of Period	$31,183,186	$435,874	$31,183,186

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2006 of approximately $176 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired of issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company believes that this SFAS will have no effect on the Company’s financial condition or results of operations.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation
As of April 30, 2006, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,900,000 and 427,331 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of April 30, 2006.

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

For the three and nine months ended April 30, 2006, no compensation expense was recorded for options outstanding as of August 1, 2005. There were no options granted during the three and nine months ended April 30, 2006.

The following table illustrates the pro forma effect on net income and earnings per share for the three and nine months ended April 30, 2005, assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such periods. The fair value of each option grant is estimated at the grant date using the Black-Scholes option-pricing model based on the assumptions listed below. The estimated fair value of options granted is expensed at the date of grant. Share-based employee compensation for the three and nine months ended April 30, 2006 in the amount of $-0- (net of related tax), is included in the net loss of $31,773,494 and $55,177,309, respectively. The following table represents the impact had the treatment been adopted at August 1, 2004.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)

	Nine Months	Three Months
	Ended	Ended
	April 30,	April 30,
	2005	2005

Net Loss Available to Common Stockholders,
as Reported	$(17,652,880)	$(4,696,670)

Add: Total Stock-Based Employee Compensation
Included in Reported Net Loss	--	--

Deduct: Total Stock-Based Employee Compensation
Income Determined Under Fair Value Based Method,
Net of Related Tax Effect	1,998,140	567,500

Pro Forma Net Loss Available to Common Stockholders	$(19,651,020)	$(5,264,170)

Loss Per Share:
Basic and diluted, as reported	$(0.49)	$(0.13)
Basic and diluted, pro forma	$(0.55)	$(0.15)

The implementation of the provisions of SFAS 123(R) and SAB 107 during the three and nine months ended April 30, 2006 did not have a material impact on the Company’s cash flow from operations or cash flow from financing activities.

The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and typically vesting over two years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted to employees during the three and nine months ended April 30, 2006.

The summary of the stock option activity for the nine months ended April 30, 2006 is as follows:

	Weighted	Weighted
	Average	Average
	Exercise	Remaining
	Price	Contractual
	Shares	Share	Term (Years)

Outstanding, August 1, 2005	11,607,269	$1.51	3.65
Granted	--	$--	--
Cancelled	(140,000)	$9.41	--
Exercised	(2,317,672)	$1.19	--
Outstanding, April 30, 2006	9,149,597	$1.42	3.04

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation (Continued)
The summary of the status of the Company’s non-vested as of April 30, 2006, as changed during the nine months then ended is as follows:
	Weighted
	Average
	Grant Date
	Shares	Fair Value

Non-vested Stock Options, August 1, 2005	628,000	$0.72
Granted	--	$--
Cancelled	--	$--
Vested	(628,000)	$0.72
Non-vested Stock Options, April 30, 2006	--	$--

As of April 30, 2006, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

4.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2006 and 2005, was $31,708,769 and $4,740,742, respectively and for the nine months ended April 30, 2006 and 2005 was $54,964,595 and $17,443,659, respectively.

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30,	July 31,
	2006	2005

Accounts Payable	$786,024	$999,726
Accounting and Auditing	122,430	274,627
Accrued Legal Fees and Settlement	134,665	599,461
Termination Agreements and Severance Pay	179,120	265,720
Executive Compensation and Directors Fees	1,624,172	271,312
Total	$2,846,411	$2,410,846

6.	Convertible Debentures

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

$4 Million Convertible Debenture (Continued)
During December 2004, the Company issued the aforementioned convertible debentures. Proceeds related to the issuance, net of issuance costs of $389,970, amounted to $3,699,930. Included in the issuance costs were warrants issued to a third party to purchase 145,000 shares of common stock at $0.91 per share. The fair value of the warrant was determined to be $89,900 using the Black Scholes pricing model assuming a risk-free rate of 1.79 percent, an expected volatility of 1.0463 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, and together with the $300,070 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, $155,988 has been amortized as interest expense and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $630,452 during the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 646,834 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversion of principal and interest totaling $530,403. This conversion resulted in a charge of $42,409 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $693,671 of the principal and interest in 1,169,613 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $147,457 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP. The note holders have converted the balance of the debenture prior to the period end.

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

During the nine months ended April 30, 2006, the Company issued 644,003 shares of common stock to the holder of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $528,082. The note holders have converted the balance of the debenture prior to the period end.

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

During the nine months ended April 30, 2006, the Company issued 128,834 shares of common stock to the holders of the convertible note upon receipt of the holder’s notice of conversion of principal and interest totaling $105,644. The note holders have converted the balance of the debenture prior to the period end.

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

Proceeds related to the AIR Exercise, net of issuance costs of $160,300, amounted to $1,839,700. Included in the issuance costs were warrants to purchase 35,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $20,300 using the Black Scholes pricing model assuming a risk-free rate of 3.02 percent, an expected volatility of 0.9775 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs is being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, the Company has amortized the remaining balance of deferred debt issuance costs in the amount of $155,129 as non-cash interest expense resulting from the convertible debenture being fully repaid and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $62,316 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 2,363,352 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,418,011.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

$2 Million Convertible Debenture (Continued)
The Company has repaid the note holders $225,322 of the principal and interest in 407,075 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $62,242 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP. The note holders have converted the balance of the debenture prior to the period end.

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

Proceeds related to the AIR Exercise, net of issuance costs of $185,600, amounted to $1,814,400. Included in the issuance costs were warrants to purchase 60,000 shares of common stock at $0.82 per share and 170,732 shares of common stock valued at $0.82 per share issued to a third party. The fair value of the warrant was determined to be $30,600 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9232 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $140,000 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, $185,600 has been amortized as interest expense and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

Second $2 Million Convertible Debenture (Continued)
The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $1,970,370 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 2,878,648 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $1,729,144. This conversion resulted in a charge of $1,088,868 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $293,893 of the principal and interest in 489,824 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $394,913 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP. The note holders have converted the balance of the debenture prior to the period end.

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

Proceeds related to the AIR Exercise, net of issuance costs of $49,250, amounted to $500,000. Included in the issuance costs were warrants to purchase 15,000 shares of common stock at $0.95 per share and commissions of $35,000 issued to a third party. The fair value of the warrant was determined to be $14,250 using the Black Scholes pricing model assuming a risk-free rate of 3.76 percent, an expected volatility of 0.9322 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $35,000 of issuance costs associated with the shares of common stock issued are being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, $49,250 has been amortized as interest expense and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $500,000 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 470,450 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $385,769. This conversion resulted in a charge of $1,180,830 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $125,244 of the principal and interest in 152,736 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $93,362 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP. The note holders have converted the balance of the debenture prior to the period end.

$3,500,000 Convertible Debenture
On December 4, 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which (i) all but one of the Investors agreed to exercise an aggregate of $1,500,000 in principal amount (“$3.5 Million Convertible Debenture”) of the Additional AIRs granted to such Investors in connection with the Second AIR Exercise resulting in a $3,500,000 convertible promissory note (“convertible debenture’) for an aggregate proceeds of $3,500,000. The convertible debenture carries a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debenture is convertible into registered common stock of the Company at $0.82 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

Proceeds related to the AIR Exercise, net of issuance costs of $15,000, amounted to $3,485,000. Included in the issuance costs were warrants to purchase 105,000 shares of common stock at $0.82 per share and 224,000 shares of common stock valued at $0.95 per share issued to a third party. The fair value of the warrant was determined to be $76,650 using the Black Scholes pricing model assuming a risk-free rate of 4.02 percent, an expected volatility of 0.9288 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $212,800 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, $304,450 has been amortized as interest expense and the remaining unamortized balance of $-0- is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $3,500,000 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 4,189,923 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $3,435,735. This conversion resulted in a charge of $1,473,115 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $86,475 of the principal and interest in 105,456 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $176,556 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP. The note holders have converted the balance of the debenture prior to the period end.

Second $4,000,000 Convertible Debenture
On January 20, 2006, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which the investors agreed to exercise an additional $4,000,000 in principal amount of Additional Investment Rights (AIR) (“Second $4 Million Convertible Debenture”) of the Additional AIRs granted to such Investors in connection with the Third AIR Exercise resulting in a $4,000,000 convertible promissory note (“convertible debenture’) for an aggregate proceeds of $4,000,000. The convertible debenture carries a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debenture is convertible into registered common stock of the Company at $1.05 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $0.82, subject to certain restrictions. The transaction terms include 100% five-year warrant coverage at a per share exercise price equal to a 10% premium to the 10-day VWAP on the closing date and a 100% additional investment right exercisable for up to twelve months following the effective date of the registration statement in respect of the transaction.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

Second $4,000,000 Convertible Debenture (Continued)
Proceeds related to the AIR Exercise, net of issuance costs of $15,000, amounted to $3,985,000. Included in the issuance costs were warrants to purchase 120,000 shares of common stock at $1.05 per share and 266,667 shares of common stock valued at $1.00 per share issued to a third party. The fair value of the warrant was determined to be $88,800 using the Black Scholes pricing model assuming a risk-free rate of 4.23 percent, an expected volatility of 0.9210 and a five year life. The fair value of the warrant, which has been allocated to additional paid in capital, together with the $266,667 of issuance costs associated with the shares of common stock issued and $15,000 of legal costs are being amortized over the life of the debt as a deferred debt issuance cost. During the nine months ended April 30, 2006, $338,396 has been amortized as interest expense and the remaining unamortized balance of $32,071 is included in deferred debt issuance costs.

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

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $2,957,773 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 3,461,946 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $3,635,041. This conversion resulted in a charge of $4,558,356 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

The Company has repaid the note holders $175,501 of the principal and interest in 167,144 shares of common stock during the nine months ended April 30, 2006. This repayment resulted in a charge of $275,788 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.	Convertible Debentures (Continued)

Third $4,000,000 Convertible Debenture
On February 28, 2006, the holders of the Second $4 million convertible debenture exercised their additional investment right “AIR Exercise” resulting in four $1,000,000 convertible promissory notes (“convertible debentures’) for an aggregate proceeds of $4,000,000. The convertible debentures carry a 6% coupon and a 15-month term and amortize in 13 equal monthly installments commencing in the third month of the term. The convertible debentures are convertible into registered common stock of the Company at $1.25 per share. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or $1.25, subject to certain restrictions. The Company did not incur issuance costs associated with the proceeds.

The holder of the convertible debenture also received warrants to purchase 3,200,000 shares of common stock at $1.25 per share. In accordance with EITF 00-27, the Company recognized the value attributable to the warrants in the amount of $2,374,507 to additional paid-in capital and a discount against the convertible debenture. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model assuming a risk-free rate of 4.49 percent, an expected volatility of 0.9380 and a 5.5 year life. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

In accordance with EITF 98-5 the Company recognized the value attributable to the beneficial conversion feature valued at $1,625,493, to additional paid-in capital and a discount against the convertible debenture. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

The Company amortized the convertible debenture debt discount attributed to the beneficial conversion feature and the value of the warrants and recorded non-cash interest expense of $3,039,090 for the nine months ended April 30, 2006. During the nine months ended April 30, 2006, the Company has issued 2,280,592 shares of common stock to the holders of the convertible debentures upon receipt of the holders’ notice of conversions of principal and interest totaling $2,850,739. This conversion resulted in a charge of $2,373,363 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and 10 percent discount to the average of the 20-day VWAP.

During the nine months ended April 30, 2006, the Company has not repaid monthly principal and interest through the issuance of shares of common stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Short-term Advance
On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,200 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the first $4,000,000 convertible debenture agreements. The Company is obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum. The Company did not make the required installments, therefore, has accrued interest in the amount of $22,190. During the three months ended April 30, 2006, the Company has repaid the short-term advance together with accrued interest in the amount of $347,369.

8. Pending Litigation

On October 2, 1998, Sands Brothers & Co. Ltd. (“Sands”), a New York City-based investment banking and brokerage firm, initiated an arbitration proceeding against the Company under the rules of the New York Stock Exchange in respect of an alleged contractual relationship between Sands and the Company.

On August 17, 2004, following various arbitration and court proceedings in the case, the Arbitration Panel of the New York Stock Exchange issued a final award in the case, awarding Sands $150,000 in damages.  A motion to confirm this award was granted on February 1, 2005.  In September 2005 Sands filed a motion seeking leave from the New York Court of Appeals to appeal certain prior orders of the Appellate Division in the case. On January 10, 2006 the New York Court of Appeals denied the motion. In March, 2006 the Company paid $150,000 plus $10,541 in interest to Sands in satisfaction of the judgment.

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

In February 2005, a consultant commenced an action in the Ontario Superior Court of Justice against the Company seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. In March 2006 the litigation was settled, without any economic payment by the Company, and the action was dismissed, on consent, without costs.

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
Basic EPS and Diluted EPS for the three months and nine months ended April 30, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 25,246,229 and 26,485,026 incremental shares at April 30, 2006 and 2005, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	April 30,
Cash paid during the period for:	2006	2005
Interest	$49,864	$260,973
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:

Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$619,467	$--
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$210,300	$89,900
Costs paid from proceeds in conjunction with capitalized
services upon issuance of convertible debentures	$45,000	$--
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion
feature	$13,087,156	$3,843,450
Satisfaction of accounts payable through the issuance of
common stock	$391,147	$779,760
Principal repayment of convertible debentures through the
issuance of common stock	$1,498,843	$506,824
Issuance of common stock in conjunction with convertible
debenture conversion	$14,551,466	$143,500
Sale of Series A Preferred Stock and mandatorily converted
to common shares	$--	$14,310,057
Issuance of below market stock options in satisfaction of
accounts payable and accrued expenses	$--	$1,332,052
Increase in receivable included in other current assets in
connection with short-term refinancing of long-term debt	$--	$79,480
Increase in other current assets for the prepayment of services
through the issuance of common stock	$184,500	$--
Satisfaction of due from related party through reduction of
accrued executive compensation	$415,828	$--

11.	Transactions with Related Party
At April 30, 2006, the Company has agreed to accept a reduction in amounts due as executive compensation in satisfaction of amounts due from related party in the amount of $415,828. Prior to this agreement, the Company’s change in “Due from Related Party” for the nine months ended April 30, 2006 represented only the effect of change in exchange rate for the nine months ended versus that in effect at July 31, 2005.

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
In December 2005, the Company and each of the holders of the $4 million convertible debenture entered into an Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement pursuant to which (i) all but one of the Investors agreed to exercise an aggregate of $1,500,000 in principal amount of the Additional AIRs granted to such Investors in connection with the First AIR Exercise and (ii) all of the Investors agreed to exercise an aggregate of $2,000,000 in principal amount of the Additional AIRs granted to the Investors in connection with the Second AIR Exercise (“$3.5 Million Convertible Debenture”). In connection with the $3.5 Million Convertible Debenture, the Company agreed to issue warrants to purchase an aggregate of 4,268,292 shares of the Company’s common stock at the exercise price of $0.82 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR. In addition, in connection with the transaction contemplated by Amendment No. 2, the Company issued a placement agent (i) 224,000 shares of common stock in lieu of a cash commission and (ii) warrants exercisable into approximately 105,000 shares of common stock at the same exercise price as the AIR warrants (see Note 6).

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

In February 2006, the Company issued 140,115 shares of common stock valued at $126,104 as employee compensation.

In February 2006, the Company issued 50,000 shares of common stock to a consultant for services rendered in the amount of $76,500. The shares were valued at $1.53 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
In February 2006, the holders of the Second $4 million convertible debenture exercised their additional investment right “AIR Exercise” resulting in $4,000,000 in principal amount of convertible debentures (“Third $4 Million Convertible Debenture”). In connection with this investment, the Company agreed to issue warrants to purchase an aggregate of 3,200,000 shares of the Company’s common stock at the exercise price of $1.25 per share exercisable for five years commencing six months following the issuance thereof and to grant each investor further AIR (see Note 6).

In February 2006, the Company issued an aggregate of 4,770,617 warrants to certain debenture holders as an incentive to exercise their existing warrants.  All warrants have a five year term, an exercise price of $3.00 per share and were valued at $1.74.  The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 0.9380 percent and risk free interest of 4.49 percent, resulted in charges to the interest expense of $8,307,606.

In March 2006, the Company issued 75,000 shares of common stock to various consultants for services rendered in the amount of $189,500. The shares were valued at $2.31 to $2.96 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

In March 2006, the Company issued 2,390 shares of common stock to a vendor for the satisfaction of $1,959 of accounts payable. The shares were valued at $3.20 per share based on the quoted market price of the Company’s common stock on the dates of the issuances. This conversion resulted in a charge of $5,689 to loss on extinguishment of debt that represents the difference between quoted market price of the Company’s common stock and accounts payable balance.

In March 2006, the Company issued an aggregate of 800,000 warrants to certain debenture holders as an incentive to exercise their existing warrants.  All warrants have a five year term, an exercise price of $3.00 per share and were valued at $1.62.  The warrants, which were valued using the Black-Scholes pricing model with expected volatility of .9377percent and risk free interest of 4.49 percent, resulted in charges to the interest expense of $1,293,953.

In April 2006, the Company issued 38,400 shares of common stock to various consultants for services rendered in the amount of $102,528. The shares were valued at $2.67 per share based on the quoted market price of the Company’s common stock on the date of the issue.

In April 2006, the Company issued 204,465 shares of common stock to an investor in a private placement for the proceeds of $255,581. The amount was included in accounts payable and accrued liabilities prior to the finalization of the terms of the private placement.

In April 2006, the Company issued an aggregate of 70,000 warrants to employees of the Company. All warrants have a five year term, an exercise price of $2.66 per share and were valued at $1.96. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 92.89 percent and risk free interest of 4.77 percent, resulted in charges to operations of $137,200.

During the nine months ended April 30, 2006, the Company issued an aggregate of 2,491,846 shares of common stock as monthly principal and interest payments totaling $1,600,106 of convertible debentures (see Note 6).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Stockholders’ Equity (Continued)
During the nine months ended April 30, 2006, the Company issued an aggregate of 17,064,582 shares of common stock resulting from the conversion of $11,767,829 of principal and accrued interest of convertible debentures (see Note 6).

During the nine months ended April 30, 2006, the Company received aggregate cash proceeds of $3,174,554 from exercises of stock options. The Company issued 2,317,672 shares of common stock as a result of these transactions.

During the nine months ended April 30, 2006, the Company received aggregate cash proceeds of $32,819,118 from exercises of stock warrants. The Company issued 32,750,438 shares of common stock as a result of these transactions.

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Conversions	17,064,582	$17,065	$25,318,446	$25,335,511
Convertible Debenture Monthly
Repayments	2,491,846	2,492	2,747,929	2,750,421
Warrants and Stock Options Exercised
for Cash	35,059,931	35,060	35,958,613	35,993,673
Cashless Exercise of Warrants	8,179	8	(8)	--
Issuance for Services and Accounts
Payable	1,544,303	1,544	1,601,848	1,603,392
Issuance as Compensation	140,115	140	125,964	126,104

Total	56,308,956	$$56,309	$$65,752,792	$$65,809,101

13.	Subsequent Events
During May 2006, the Company refinanced certain long-term debt with a balance at April 30, 2006 in the amount of $658,557. The significant terms of refinancing include interest at 7.6 percent per annum and maturing May 2010.

In June 2006, the Company issued an aggregate of 3,414,636 shares and 2,560,980 warrants to purchase its common stock at $2.45 per share to four investors for aggregate gross proceeds of 7 million.

In June 2006, the Company issued an aggregate of 3,273,144 warrants to certain debenture holders as an incentive to exercise their existing warrants. All warrants have a five year term, an exercise price of $2.35 per share and were valued at $1.39. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 0.9302 percent and risk free interest of 4.98 percent, resulted in charges to the interest expense of $4,549,670.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2006 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1. Business - Certain Additional Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2005 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

On December 27, 2004, we entered into an agreement (the "Termination Agreement") with Elan, whereby we and Elan agreed to terminate the joint venture through Generex (Bermuda) Ltd. Under the Termination Agreement, all rights granted by each party to the other terminated, and each party retained its intellectual property rights. We obtained full ownership of Generex (Bermuda).

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

With the commencement of commercial sales of our oral insulin product, Generex Oral-lyn™, in Ecuador in the fourth quarter of our fiscal 2006, we expect to receive revenues from product sales in the current calendar year. We do not expect this revenue to be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended April 30, 2006, we received a total of $43,750 in such research grants, and we have received a total of $131,250 in such grants in fiscal 2006. We do not expect to receive such grants on a going forward basis. We expect to satisfy the majority of our cash needs during the current year from capital raised through debt and equity financings.

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

Our insulin product, Generex Oral-lyn™, was approved for commercial sale by drug regulatory authorities in Ecuador in early May 2005 for the treatment of patients with either Type-1 or Type-2 diabetes mellitus.. It is our intention that our South American joint venture partner, PharmaBrand S.A., will handle the commercial production and sale of Generex Oral-lyn™ in Ecuador. Commercial sales of Generex Oral-lyn™ began in Ecuador in the forth quarter of our current fiscal year.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. Therefore, in the past, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which is expected to benefit all of our potential products. During the nine months ended April 30, 2006, approximately 80% of our $3,628,732 in research expenses was attributable to insulin and platform technology development, and did not spend any money on morphine and fentanyl projects. In the comparable period ended April 30, 2005, approximately 85% of our $6,586,764 of research and development was expended for insulin and platform technology, and approximately 1% for morphine and fentanyl.

Approximately 20% or $736,972 of our research and development expenses for the nine months ended April 30, 2006 were related to Antigen's immunomedicine products compared to approximately 14% or $936,223 for the same period last year. Because these products are in a very early, pre-clinical stage of development (other than the breast cancer vaccine which is in Phase 1 trials), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from the Antigen Express is technology, or when products from this technology might begin producing revenues.

Developments in Fiscal Quarter Ended April 30, 2006

Amendments of Outstanding Warrants

On February 27, 2006, we and the four accredited investors under the November 10, 2004 Securities Purchase Agreement (the “Securities Purchase Agreement”) amended the terms of certain outstanding warrants to purchase common stock issued in connection with the Securities Purchase Agreement, as amended, (the “February Exercised Warrants”) to accelerate the exercise date to February 27, 2006 in consideration of the full and immediate exercise thereof. The February Exercised Warrants consisted of warrants issued: (i) to Omicron Master Trust (“Omicron”) on July 22, 2005 for 243,902 shares of our common stock at $0.82 per share and then currently exercisable; (ii) to Cranshire Capital, L.P. (“Cranshire”) on October 20, 2005 for 300,000 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iii) to Iroquois Capital, L.P. (“Iroquois”) on October 20, 2005 for 609,756 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iv) to Cranshire on October 27, 2005 for 309,756 shares of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (v) to Omicron and Smithfield Fiduciary LLC (“Smithfield”) on October 27, 2006 for 609,756 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vi) to each of the investors on October 27, 2005 for 304,878 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vii) to Cranshire on December 9, 2005 for 1,829,268 shares of our common stock at $1.25 per share (originally exercisable on June 9, 2006); and (viii) to each of the investors on January 20, 2006 for 952,381 shares each of our common stock at $1.05 per share (originally exercisable on July 20, 2006).

The investors agreed to immediately exercise 100% of the February Exercised Warrants (for aggregate gross proceeds to us of $11,014,267) in exchange for (a) the acceleration of the exercise periods and (b) the issuance of additional warrants equal to 50% of the February Exercised Warrants (an aggregate of 4,770,617 shares) (the “February Inducement Warrants”). The February Inducement Warrants have an exercise price of $3.00 per share and will be exercisable for five years commencing on August 27, 2006.

Exercise of A4 Additional AIRs

On February 28, 2006, we amended the terms of the Additional Investment Rights (the “A4 Additional AIRs”) previously granted to the investors in connection with Amendment No. 4 to the Securities Purchase Agreement entered into on January 19, 2006 (“Amendment No. 4”) to accelerate the initial exercise date thereof to February 28, 2006 in consideration of the full and immediate exercise thereof by the investors.

In connection with the exercise of each A4 Additional AIR, each investor purchased a $1,000,000 principal amount debenture with a conversion price of $1.25 (collectively, the “A4 Additional AIR Debentures”) and warrants (collectively, the “A4 Additional AIR Warrants”) entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 AIR Debenture at a conversion price of $1.25 (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25. Accordingly, we issued to the investors A4 Additional AIR Debentures in the aggregate amount of $4,000,000 and A4 Additional AIR Warrants to purchase an aggregate of 3,200,000 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A4 Additional AIRs.

The A4 Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A4 Additional AIR Debenture, the principal amount outstanding under each A4 Additional AIR Debenture is initially convertible at any time after the closing of Amendment No 4 into shares of our common stock at a conversion price of $1.25.

Upon the occurrence of an “Event of Default” with respect to the A4 Additional AIR Debentures, the full principal amount of each such Debenture, together with interest and other amounts owing in respect thereof, may be accelerated at the holder’s option and payable in cash. The aggregate amount payable upon an Event of Default will be equal to the “Mandatory Prepayment Amount,” which shall be calculated for the A4 Additional AIR Debentures in the same manner as described below with respect to the A2 AIR Debenture under Financial Condition, Liquidity and Resources - Second AIR Exercise Pursuant to Amendment No. 2.

The A4 Additional AIR Warrants issued to the investors on February 28, 2006 are initially exercisable into an aggregate of 3,200,000 shares of our common stock, and the initial exercise price of each A4 Additional AIR Warrant is equal to $1.25. The conversion price of the A4 Additional AIR Debentures and the exercise price of the A4 Additional AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

On March 6, 2006, we agreed with the investors to amend the terms of A4 Additional AIR Warrants to accelerate the exercise dates thereunder in respect of fifty percent (50%) of the shares of our common stock issuable thereunder (an aggregate of 1,600,000 shares) to March 6, 2006. The A4 Additional AIR Warrants were initially exercisable on August 31, 2006. The investors agreed to immediately exercise fifty percent (50%) of the A4 Additional AIR Warrants (for aggregate gross proceeds to the Company of $2,000,000) in exchange for (a) the acceleration of the exercise period (insofar as it applied to fifty percent (50%) of the stock issuable thereunder, and (b) the issuance of additional warrants equal to 50% of the exercised A4 Additional AIR Warrants (an aggregate of 800,000 shares). The new warrants have an exercise price of $3.00 per share and will be exercisable for five years from September 6, 2006.

Developments Subsequent to Fiscal Quarter Ended April 30, 2006

On June 1, 2006, we entered into a Securities Purchase Agreement with four accredited investors for the sale of shares of our common stock and warrants in a private placement for an aggregate purchase price of $7.0 million. These transactions closed on June 2, 2006.

Pursuant to the Securities Purchase Agreement, each of Cranshire, Iroquois, Smithfield and Rockmore Investment Master Fund Ltd. ("Rockmore") purchased 853,659 restricted shares of the our common stock (the "Shares") and warrants to purchase 640,245 shares of common stock at an exercise price of $2.45 per share (the "Related Warrants"). The purchase price for each Unit consisting of one share and .75 warrants was $2.05. Consequently, each investor paid an aggregate of $1,750,000.95.

Pursuant to the Securities Purchase Agreement, we agreed to file a registration statement under the Securities Act of 1933, as amended (the "Securities Act"), to register the re-sale by the investors of the Shares and the shares of common stock issuable upon exercise of the Related Warrants. In the Securities Purchase Agreement, we also granted the investors certain participation rights pursuant to which, upon any financing at any time within the next twelve months, the investors will have the right to purchase up to 100% of such financing.

The exercise price of the Related Warrants is subject to certain anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time.

On June 1, 2006, we agreed with the investors to amend the terms of outstanding warrants to purchase an aggregate of 4,364,190 shares of common stock (the "Outstanding Warrants") to accelerate their exercise periods to June 1, 2006. The Outstanding Warrants included warrants to purchase an aggregate of 4,364,190 shares of our common stock with strike prices of $1.25 and $1.60 per share and exercise dates of August 28, 2006 and July 23, 2006. These Outstanding Warrants included warrants for 292,408 shares exercisable at $1.60 per share and warrants for 127,880 shares exercisable at $1.25 per share originally issued to Omicron which had been assigned to Rockmore. Each of the investors agreed to immediately exercise the full amount of its Outstanding Warrants. In consideration of the investors' exercise of the Outstanding Warrants, we issued to each investor additional warrants exercisable for a period of five years entitling the holder thereof to purchase a number of shares of common stock equal to 75% of the shares of common stock issuable upon the conversion in full (without regard to any restrictions on conversion therein contained) of the Outstanding Warrants (an aggregate of 3,273,144 shares of common stock) at an exercise price of $2.35 per share.

Results of Operations
Three and Nine Months Ended April 30, 2006 Compared to Three and Nine Months Ended April 30, 2005

Our net loss for the quarter ended April 30, 2006 was $31,773,494 versus $4,696,670 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to an increase in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures. Our operating loss for the quarter increased to $3,890,499 compared to $3,324,521 in the third fiscal quarter of 2005. The increase is a result of the higher research and development expenses ($1,635,238 versus $1,009,799 last year) despite a moderate decrease in our general and administrative expenses (to $2,299,011 from $2,358,472).

The increase in research and development expenses for the fiscal quarter ending April 30, 2006 reflects an increased level of research and development activities in respect of our buccal delivery technologies including pre-commercialization activities of our buccal insulin product in Ecuador. Expenses associated with clinical and regulatory consultants also contributed to higher research and development costs this quarter. The increase in expenses was slightly offset by a small reduction in research and development activities of Antigen Express.

The small decrease in general and administrative expenses for the third fiscal quarter of 2006 is result of the decrease in financial services and audit and accounting expenses despite the increase in legal, consulting advertising and travel expenses and higher executive compensation.

Our interest expense in the third fiscal quarter of 2006 increased to $17,227,595 compared to interest expense of $1,403,667 in the third fiscal quarter of 2005 due to interest paid in connection with convertible debentures entered during last fiscal year and current quarter and interest expense associated with the value of warrants issued to convertible debenture holders as an incentive to exercise their existing warrants. Our interest and income from rental operations increased to $283,559 in the third fiscal quarter of 2006 compared to $31,518 in the same quarter last year due to the reallocation of certain properties to rental operations and larger balances and higher interest earned on short term investments. In addition, this fiscal quarter we incurred $10,938,959 in losses on extinguishment of debt in connection with monthly amortization payments due on convertible debentures which amount represents the difference between the quoted market price of our stock and a 10% discount to the average of the 20-day VWAP that was used to determine the number of shares issued.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the nine months ended April 30, 2006, we engaged in several capital-raising transactions with certain of our stockholders as described above and below under the caption Developments in Fiscal Quarter Ended April 30, 2006 in this Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and as described in our Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2006. At April 30, 2006, we had cash and short-term investments of approximately $42 million, an increase of approximately $41 million from the balance as of the end of the prior fiscal year. The increase is attributable to the proceeds received in connection with warrant and additional investment right exercises during nine month of our fiscal 2006. At April 30, 2006, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 12 months based on the pace of our planned activities. Beyond that, we will likely require additional funds to support our working capital requirements or for other purposes. From time to time as deemed appropriate by management, we may seek to raise funds through private or public equity financing or from other sources. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At April 30, 2006, we had 6% Secured Convertible Debentures (the “Debentures”) outstanding in the aggregate principal amount of $1,373,077, which were issued in connection with the Securities Purchase Agreement and the amendments thereto. At such date, we had issued an aggregate of 19,556,428 shares of common stock resulting from the conversion of an aggregate of $13,367,935 of Debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement, as amended.

At April 30, 2006, we had 14,896,230 outstanding warrants and 9,149,597 options to purchase our common stock.

November 2004 Securities Purchase Agreement

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

The A1 AIR Debentures have since been fully converted into shares of our common stock. The A1 AIR Warrants were amended (to abridge the exercise periods) and exercised in full in late October 2005 as described below under the caption Exercise of Outstanding AIR Warrants. The A1 Additional AIRs were amended (to abridge the exercise periods) and exercised in full in December 2005 as described below under Omicron’s Exercise of Additional AIR and Third AIR Exercise Pursuant to Amendment No. 3.

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

•
warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share, which were exercisable for five years commencing six months following the issuance thereof (the “A2 AIR Warrants”); and

•
additional investment rights (the “A2 Additional AIRs”), pursuant to which each investor had the right to purchase detachable units consisting of (i) Debentures in principal amount equal to the principal amount of A2 AIR Debentures issuable to each investor upon the A2 AIR Exercise with a conversion price of $0.82 (the “A2 Additional AIR Debentures”) and (ii) additional warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A2 Additional AIR Debentures at an $0.82 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $0.82 (the “A2 Additional AIR Warrants”).

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

Cranshire and Omicron Notes and Related Warrants

We entered into a Promissory Note and Agreement with Cranshire on March 28, 2005 and entered into a Promissory Note and Agreement with Omicron on April 6, 2005 pursuant to which Cranshire and Omicron loaned us the principal amounts of $500,000 and $100,000, respectively (the "Notes"). The outstanding principal balances under the Notes and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the Notes. On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82.

We did not pay the outstanding principal balances originally due on May 15, 2005 under the Notes. Interest on the outstanding principal balances under the Notes began accruing before the maturity date at the rate of 10% per annum. On June 7 and July 22, 2005, Cranshire and Omicron agreed to extend the interest payment date and the maturity date of each of the Notes, with the last extension to September 20, 2005. In consideration of each such extension, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82

On September 20, 2005, we did not pay the outstanding principal balances under the Notes. On October 19, 2005 Cranshire converted outstanding principal and accrued interest on its Note ($528,082 in total) into 644,003 shares of our common stock. On October 27, 2005 Omicron converted outstanding principal and accrued interest on its Note ($105,644 in total) into 128,834 shares of common stock.

In October and November 2005, Cranshire exercised the outstanding warrants previously issued to it in connection with its Note, and, on December 9, 2005, in consideration thereof, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. On February 28, 2006, Omicron exercised one of its warrants previously issued to it in connection with its Note pursuant to which it purchased an aggregate of 243,902 shares of our common stock for $200,000. In consideration of such exercise, we issued to Omicron a five-year warrant to purchase an aggregate of 121,951 shares of our common stock at $3 per share. Prior thereto, Omicron has voluntarily exercised all of its other warrants previously issued to it in connection with its Note for no additional consideration.

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

The A1/A2 Additional AIR Debentures have since been fully converted into shares of our common stock. The A1/A2 Additional AIR Debentures had a term of fifteen months and amortized over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrued at a rate of 6% per annum. The principal and accrued interest could be repaid in cash or, at our option, in shares of our common stock. If we elected to pay principal and interest in shares of our common stock, the value of each share of common stock would be equal to the lesser of (i) $0.82 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A1/A2 Additional AIR Debenture, the principal amount outstanding under each A1/A2 Additional AIR Debenture was convertible at any time into shares of our common stock at a conversion price of $0.82.

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

Exercise of Warrants in December 2005.

On December 9, 2005, in consideration for the exercise of certain outstanding warrants previously issued in connection with its Note, we issued to Cranshire five-year warrants to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. We received aggregate proceeds of approximately $3,000,000 in connection with the warrant exercise.

Fourth AIR Exercise Pursuant to Amendment No. 4

In connection with Amendment No. 4 entered into on January 19, 2006, the investors agreed to exercise an aggregate of $4,000,000 in principal amount of the A3 Additional AIRs (being the full amount thereof). Pursuant to each such A3 Additional AIR, each Investor had the right to purchase detachable units consisting of (a) an A3 Additional AIR Debenture in principal amount of $1,000,000 with a conversion price of $1.25 and (b) an A3 Additional AIR Warrant entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A3 additional AIR Debenture at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share.

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

With the exception of the A3 Additional AIR Debenture held by Cranshire, the A3 Additional AIR Debentures have since been fully converted into shares of our common stock. The A3 Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.05 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A3 Additional AIR Debenture, the principal amount outstanding under each A3 Additional AIR Debenture is convertible at any time into shares of the our common stock at a conversion price of $1.05.

Upon the occurrence of an “Event of Default” with respect to each A3 Additional AIR Debenture, the full principal amount of each such Debenture, together with interest and other amounts owing in respect thereof, may be accelerated at the holder’s option and payable in cash. The aggregate amount payable upon an Event of Default will be equal to the “Mandatory Prepayment Amount,” which shall be calculated for the A3 Additional AIR Debentures in the same manner as described above with respect to the A2 AIR Debentures under Second AIR Exercise Pursuant to Amendment No. 2.

In addition, in consideration of each investor’s exercise of its A3 Additional AIR, we granted to each investor a further additional investment right (the “A4 Additional AIR”) pursuant to which each investor had the right to purchase detachable units consisting of (a) a Debenture in principal amount of $1,000,000 with a conversion price of $1.25 (the “A4 Additional AIR Debenture”) and (b) a warrant entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debenture at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share (the “A4 Additional AIR Warrants”). The A4 Additional AIRs were amended (to abridge the exercise periods) and exercised in full on February 28, 2006 as described below under Exercise of A4 Additional AIRs.

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

In addition, in connection with the transactions contemplated by Amendment No. 4, we issued to a placement agent (i) 266,667 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the AIR Warrants. These shares were registered for resale in the registration statement which became effective on February 24, 2006.

January 2006 Acceleration and Exercise of AIR Warrants

On January 23, 2006, we agreed with the investors to amend the terms of certain outstanding warrants to purchase common stock (the “January Exercised Warrants”) to accelerate their exercise dates to January 23, 2006. The January Exercised Warrants consisted of warrants for an aggregate of 2,439,024 shares issued in connection with Amendment No. 2 (initially exercisable on March 8, 2006) and warrants for an aggregate of 4,878,048 shares issued in connection with Amendment No. 3 (initially exercisable beginning June 5, 2006). The investors agreed to immediately exercise 100% of these warrants (for aggregate gross proceeds to the Company of $6,000,000) in exchange for (a) the acceleration of the exercise period , and (b) the issuance of additional warrants equal to 50% of the shares issuable upon exercise of the January Exercised Warrants (an aggregate of 3,658,536 shares) (the “January Inducement Warrants”). The January Inducement Warrants have an exercise price of $1.60 per share and will be exercisable for a period of five years commencing six months from the date of issuance. The exercise price is subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then exercise price. If, at any time after the first anniversary of the date of issuance of the January Inducement Warrants, there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable, each holder may exercise its warrant through a cashless exercise. The January Inducement Warrants are included in a Registration Statement declared effective February 24, 2006. The number of shares to be issued upon a cashless exercise will be equal to the quotient resulting from the following calculation: [(the VWAP on the trading day immediately preceding the date of such election less the exercise price, as adjusted) multiplied by the number of shares issuable upon exercise of the warrant by means of a cash exercise] divided by the VWAP on the trading day immediately preceding the date of such election. Each holder has agreed that it will not exercise its warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 4.99% of our common stock then outstanding.

Amendments of Outstanding Warrants

On February 27, 2006, we and the investors agreed to amend the terms of certain outstanding warrants to purchase common stock issued in connection with the Securities Purchase Agreement, as amended, (the “February Exercised Warrants”) to accelerate the exercise date to February 27, 2006 in consideration of the full and immediate exercise thereof. The February Exercised Warrants consisted of warrants issued: (i) to Omicron on July 22, 2005 for 243,902 shares of our common stock at $0.82 per share and then currently exercisable; (ii) to Cranshire on October 20, 2005 for 300,000 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iii) to Iroquois on October 20, 2005 for 609,756 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iv) to Cranshire on October 27, 2005 for 309,756 shares of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (v) to Omicron and Smithfield on October 27, 2006 for 609,756 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vi) to each of the investors on October 27, 2005 for 304,878 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vii) to Cranshire on December 9, 2005 for 1,829,268 shares of our common stock at $1.25 per share (originally exercisable on June 9, 2006); and (viii) to each of the investors on January 20, 2006 for 952,381 shares each of our common stock at $1.05 per share (originally exercisable on July 20, 2006).

The investors agreed to immediately exercise 100% of the February Exercised Warrants (for aggregate gross proceeds to us of $11,014,267) in exchange for (a) the acceleration of the exercise periods and (b) the issuance of additional warrants equal to 50% of the February Exercised Warrants (an aggregate of 4,770,617 shares) (the “February Inducement Warrants”). The February Inducement Warrants have an exercise price of $3.00 per share and will be exercisable for five years commencing on August 27, 2006.

Exercise of A4 Additional AIRs

On February 28, 2006, we amended the terms of the A4 Additional AIRs previously granted to the investors in connection with Amendment No. 4 to accelerate the initial exercise date of the A4 Additional AIRs to February 28, 2006 in consideration of the full and immediate exercise thereof by the investors.

In connection with the exercise of each A4 Additional AIR, each investor purchased a $1,000,000 principal amount debenture with a conversion price of $1.25 (collectively, the “A4 Additional AIR Debentures”) and warrants (collectively, the “A4 Additional AIR Warrants”) entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debenture at a conversion price of $1.25 (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25. Accordingly, we issued to the investors A4 Additional AIR Debentures in the aggregate amount of $4,000,000 and A4 Additional AIR Warrants to purchase an aggregate of 3,200,000 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A4 Additional AIRs.

The A4 Additional AIR Debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance. Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each A4 Additional AIR Debenture, the principal amount outstanding under each such Debenture is initially convertible at any time after the closing of Amendment No 4 into shares of our common stock at a conversion price of $1.25.

Upon the occurrence of an “Event of Default” with respect to each A4 Additional AIR Debenture, the full principal amount of each such Debenture, together with interest and other amounts owing in respect thereof, may be accelerated at the holder’s option and payable in cash. The aggregate amount payable upon an Event of Default will be equal to the “Mandatory Prepayment Amount,” which shall be calculated for the A4 Additional AIR Debentures in the same manner as described above with respect to the A2 AIR Debentures under Second AIR Exercise Pursuant to Amendment No. 2.

The A4 Additional AIR Warrants issued to the investors on February 28, 2006 are initially exercisable into an aggregate of 3,200,000 shares of our common stock, and the initial exercise price of each A4 Additional AIR Warrant is equal to $1.25. The conversion price of the A4 Additional AIR Debentures and the exercise price of the A4 Additional AIR Warrants are each subject to an anti-dilution adjustment upon the issuance by us of securities at a price per share less than the then conversion price or exercise price, as applicable.

On March 6, 2006, we agreed with the investors to amend the terms of A4 Additional AIR Warrants to accelerate the exercise dates thereunder in respect of fifty percent (50%) of the shares of our common stock issuable thereunder (an aggregate of 1,600,000 shares) to March 6, 2006. The A4 Additional AIR Warrants were initially exercisable on August 31, 2006. The investors agreed to immediately exercise fifty percent (50%) of the A4 Additional AIR Warrants (for aggregate gross proceeds to the Company of $2,000,000) in exchange for (a) the acceleration of the exercise period (insofar as it applied to fifty percent (50%) of the stock issuable thereunder, and (b) the issuance of additional warrants equal to 50% of the exercised A4 Additional AIR Warrants (an aggregate of 800,000 shares). The new warrants have an exercise price of $3.00 per share and will be exercisable for five years from September 6, 2006.

Assistance Agreement with Eckert Seamans

On March 30, 2005, we entered into an Assistance Agreement with Eckert Seamans, pursuant to which Eckert Seamans advanced us funds in the amount of $325,179 for the sole purpose of making the interest payment and the monthly redemption payment due on March 31, 2005 and April 1, 2005, respectively, under the Debentures. Under the terms of the Assistance Agreement, we agreed to repay such advance without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. Because we did not make the first installment payment on October 1, 2005 as of that date, all amounts owed to Eckert Seamans became payable on demand, and interest on such unpaid amounts began accruing at the rate of 8% per annum. On March 28, 2006, we paid the outstanding balance ($337,937) due under the Assistance Agreement in full.

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

Issuance of Other Warrants

On April 17, 2006, our Board of Directors ratified the issuance to Zapfe Holdings Inc. of an aggregate of 204,465 shares of common stock and a warrant to purchase 102,232 shares of our common stock at an exercise price of $1.25 per share. We issued the stock and warrant in consideration of an investment of CAD$300,000. The warrant is exercisable until January 13, 2011. The holder has agreed that it will not exercise this warrant if such exercise would cause the holder, together with its respective affiliates, to beneficially own more than 9.99% of our common stock then outstanding. The holder may exercise the warrant by tendering cash or through a cashless exercise after the first year anniversary or prior to the first year anniversary if there is no effective registration statement registering for resale the shares of common stock into which the warrants are exercisable. The number of shares to be issued upon cashless exercise of the warrants is determined as follows: the number of shares with respect to which the warrant is being exercised multiplied by [(the average of the closing prices for the five trading days immediately prior to (but not including) the exercise date minus the exercise price) divided by the average of the closing prices for the five trading days immediately prior to (but not including) the exercise date]. The shares of common stock and the shares of common stock issuable upon exercise of the warrant were included on our registration statement filed on February 1, 2006 and declared effective by the SEC on February 27, 2006.

On April 17, 2006, our Board of Directors approved the issuance to one of our directors, Dr. Gerald Bernstein, of a five-year warrant to purchase 50,000 shares of our common stock pursuant to the terms of Dr. Bernstein’s employment agreement and granted a bonus to an employee of our subsidiary Antigen Express, Inc. in the form of a five-year warrant to purchase up to an aggregate of 20,000 shares of our common stock. Each such warrant has an exercise price of $2.66 per share, which represented the average of the closing prices of our common stock for the five trading days ended April 17, 2006.

Pursuant to the Securities Purchase Agreement dated as of June 1, 2006, each of Cranshire, Iroquois, Smithfield and Rockmore purchased 853,659 restricted shares of the our common stock and warrants to purchase 640,245 shares of common stock at an exercise price of $2.45 per share. The purchase price for each Unit consisting of one share and .75 warrants was $2.05. Consequently, each investor paid an aggregate of $1,750,000.95 ($7.0 million in total). We also granted the investors certain participation rights pursuant to which, upon any financing at any time within the next twelve months, the investors will have the right to purchase up to 100% of such financing. The exercise price of the Related Warrants is subject to certain anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time. This transaction closed on June 2, 2006.

On June 1, 2006, we agreed with the investors to amend the terms of outstanding warrants to purchase an aggregate of 4,364,190 shares of common stock (the "Outstanding Warrants") to accelerate their exercise periods to June 1, 2006. The Outstanding Warrants included warrants to purchase an aggregate of 4,364,190 shares of our common stock with strike prices of $1.25 and $1.60 per share and exercise dates of August 28, 2006 and July 23, 2006. These Outstanding Warrants included warrants for 292,408 shares exercisable at $1.60 per share and warrants for 127,880 shares exercisable at $1.25 per share originally issued to Omicron which had been assigned to Rockmore. Each of the investors agreed to immediately exercise the full amount of its Outstanding Warrants. On June 2, 2006, in consideration of the investors' exercise of the Outstanding Warrants, we issued to each investor additional warrants exercisable for a period of five years entitling the holder thereof to purchase a number of shares of common stock equal to 75% of the shares of common stock issuable upon the conversion in full (without regard to any restrictions on conversion therein contained) of the Outstanding Warrants (an aggregate of 3,273,144 shares of common stock) at an exercise price of $2.35 per share.

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

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. We have experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2006 of approximately $175,705,417. We have funded our activities to date almost exclusively from debt and equity financings.

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

Contractual Obligations

Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	4,729,336	3,307,455	1,421,881	0	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	52,362	32,092	16,903	3,367	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$4,781,698	$3,339,547	$1,438,784	$3,367	$0

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

We utilize a management company to manage all of our real properties. The property management company is owned by Anna Gluskin, our Chairman, Chief Executive Officer and President, Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended April 30, 2006 and 2005, we paid the management company approximately $11,864 and $11,000, respectively, in management fees.

At April 30, 2006, EBI, Inc., a company controlled by Ms. Rose Perri, was indebted to the Company in the amount of $415,828 for obligations incurred in 1997 and 1998. The U.S. dollar amount of this obligation has been shown on our balance sheets as “Due From Related Party” and the circumstances of the incurrence of this obligation have been reported in our forms 10-K/A and Proxy Statements including those for fiscal year 2005 and our most recent annual meeting of stockholders. On April 30, 2006, the Company, Ms. Perri and EBI agreed to satisfy the amounts due from EBI by an offsetting reduction in the amount of compensation owed by the Company to Ms. Perri.

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

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired of issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company believes that this SFAS will have no effect on the Company’s financial condition or results of operations.

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

As of April 30, 2006, we have fixed rate debt totaling $3,356,260. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$436,529	4.913%
$270,657	4.924%
$1,161,754	6.07%
$658,557	6.85%
$358,240	8.5%
$210,799	10%
$259,724	16.5%
$3,356,260	Total

These debt instruments mature from June 2006 through March 2009. \As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.
In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1. Business - Certain Additional Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2005, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do expect to receive some revenue from the sale of our oral insulin product in Ecuador in fiscal 2006. To date, we have not been profitable and our accumulated net loss was $175,705,417 at April 30, 2006. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended April 30, 2006, we sold warrants to purchase shares of our common stock in the amounts and to the purchasers and on the terms as disclosed above in this Quarterly Report under the captions Amendments of Outstanding Warrants and Exercise of A4 Additional AIRs under Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations- Financial Condition, Liquidity and Resources, which disclosures are incorporated herein by reference. We undertook the offer and sale of these warrants, including shares of common stock into which such warrants are exercisable, by us to the purchasers in reliance upon the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). Each of the purchasers has previously represented and warranted to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D promulgated under the Securities Act. Any certificates issued representing such warrants and shares of common stock issued upon exercise thereof will be legended to indicate that they are restricted. No sale of these securities involved the use of underwriters.

On April 17, 2006, we issued 204,465 shares of common stock and a warrant to purchase 102,232 shares of our common stock to Zapfe Holdings Inc. We issued the stock and warrant in consideration of an investment of CAD$300,000. The exercise price of the warrant is $1.25 per share. The conversion features of the warrant are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations. The sale of the shares of common stock and warrant, including the shares of common stock to be issued upon exercise of the warrant, is exempt from the registration under Securities Act in reliance upon Section 4(2) thereof. Zapfe Holdings Inc. has represented to us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The shares of common stock and the shares of common stock issuable upon exercise of the warrant were included on our registration statement filed on February 1, 2006 and declared effective by the SEC on February 27, 2006. The sale did not involve the use of underwriters, and no commissions were paid in connection with the sale, if any, thereof.

On April 17, 2006, we issued an aggregate of 72,000 shares of our restricted common stock to The Abajian Group, LLC (“Abajian”) as partial consideration for Abajian’s provision of services under an agreement with us relating to the solicitation, evaluation and design of third-party wholesale and retail distribution channels for certain of our products. All shares of our common stock issued to Abajian shall be restricted for 18 months from the date of issuance. Abajian has certain “piggyback” registration rights with respect to the shares of common stock. The sales of all such shares of restricted common stock were exempt from registration under the Securities Act, in reliance upon Section 4(2) thereof. Abajian has represented us that it is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The certificate issued for the restricted shares of common stock was legended to indicate that the shares are restricted. The sale of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

On April 17, 2006, we issued 1,400 shares of our restricted common stock to a consultant pursuant to early termination of the consulting agreement between the consultant and us. All shares of our common stock issued to the consultant shall be restricted for 12 months from the date of issuance. The sales of all such shares of restricted common stock were exempt from registration under the Securities Act, in reliance upon Section 4(2) thereof. The consultant is a resident of Canada. The certificate issued for the restricted shares of common stock was legended to indicate that the shares are restricted. The sale of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

On April 17, 2006, we issued a five-year warrant to purchase 50,000 shares of our common stock to one of our directors, Dr. Gerald Bernstein. The warrant was issued pursuant to the terms of Dr. Bernstein’s employment agreement. The warrant has an exercise price of $2.66 per share, which represented the average of the closing prices of our common stock for the five trading days ended April 17, 2006. In the event that the issuance of this warrant is deemed to be a “sale” as that term is defined under Section 2(a)(3) of the Securities Act, such “sale” is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Dr. Bernstein, as a director of Generex, is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D. The warrant was, and the certificates representing the shares of common stock issuable upon exercise thereof will be, legended to indicate that they are restricted. The sale, if any, of such warrant did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

In addition, on April 17, 2006, our Board of Directors granted a bonus to an employee of our subsidiary Antigen Express, Inc. of a five-year warrant to purchase up to an aggregate of 20,000 shares of our common stock at an exercise price of $2.66 per share, which represented the average of the closing prices of our common stock for the five trading days ended April 17, 2006. The issuance of this warrant is not deemed to be a “sale” as that term is defined under Section 2(a)(3) of the Securities Act. The warrant was, and the certificates representing the shares of common stock issuable upon exercise of the warrant will be, legended to indicate that they are restricted.

On April 17, 2006, the Board of Directors also approved the donation of 25,000 shares of our common stock to the University Campus Bio-Medico in Rome, Italy. The issuance of these shares is not deemed to be a “sale” as that term is defined under Section 2(a)(3) of the Securities Act. The shares of common stock were included on our registration statement filed on February 1, 2006 and declared effective by the SEC on February 27, 2006.

On June 1, 2006, we entered into a Securities Purchase Agreement with four accredited investors for the sale of shares of its common stock and warrants in a private placement for an aggregate purchase price of $7.0 million. This transaction closed on June 2, 2006. Pursuant to the Securities Purchase Agreement, each of Cranshire, Rockmore, Iroquois and Smithfield purchased 853,659 restricted shares of the our common stock (the "Shares") and warrants to purchase 640,245 shares of common stock at an exercise price of $2.45 per share (the "Related Warrants"). The purchase price for each Unit consisting of one share and .75 warrants was $2.05. Consequently, each investor paid an aggregate of $1,750,000.95. The terms and conditions applicable to the Shares and Related Warrants, including the conversion features of the Related Warrants, are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

On June 1, 2006, we agreed with the investors to amend the terms of outstanding warrants to purchase an aggregate of 4,364,190 shares of common stock (the "Outstanding Warrants") to accelerate their exercise periods to June 1, 2006. The Outstanding Warrants included warrants to purchase an aggregate of 4,364,190 shares of our common stock with strike prices of $1.25 and $1.60 per share and exercise dates of August 28, 2006 and July 23, 2006. These Outstanding Warrants included warrants for 292,408 shares exercisable at $1.60 per share and warrants for 127,880 shares exercisable at $1.25 per share originally issued to Omicron which had been assigned to Rockmore. Each of the investors agreed to immediately exercise the full amount of its Outstanding Warrants. On June 2, 2006, in consideration of the investors' exercise of the Outstanding Warrants, we issued to each investor additional warrants exercisable for a period of five years entitling the holder thereof to purchase a number of shares of common stock equal to 75% of the shares of common stock issuable upon the conversion in full (without regard to any restrictions on conversion therein contained) of the Outstanding Warrants (an aggregate of 3,273,144 shares of Common Stock) at an exercise price of $2.35 per share. We undertook the offer and sale of the Shares and Related Warrants, as well as the shares of common stock issuable upon exercise of the Related Warrants and the Outstanding Warrants, in reliance upon Rule 506 of Regulation D and Section 18(b)(4)(D) of the Securities Act. No underwriting commissions, placement fees or similar amounts were paid in connection with the issuance of the Shares and Related Warrants or the exercise of the Outstanding Warrants.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended April 30, 2006.

Item 3. Defaults Upon Senior Securities.

Under the terms of an Assistance Agreement with Eckert Seamans Cherin & Mellott, LLC, , we agreed to repay an advance of $325,179 without interest in three equal installments due on October 1, 2005, November 1, 2005 and December 1, 2005. Because we did not make the first installment payment on October 1, 2005, all amounts owed to Eckert Seamans became payable on demand as of that date, and interest on such unpaid amounts began accruing at the rate of 8% per annum. On March 28, 2006, we paid the outstanding balance ($337,937) due under the Assistance Agreement in full. The terms and conditions of the Assistance Agreement with Eckert Seamans, are described in this Quarterly Report on Form 10-Q above under the caption Financial Condition, Liquidity and Resources of Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

The disclosures set forth under Part II - Item 2. Unregistered Sales of Equity Securities and Use of Proceeds and Part II - Item 3. Defaults Upon Senior Securities are incorporated herein by reference.

Item 6. Exhibits.

Exhibit
Number	Description of Exhibit
2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(I)	Restated Certificate of Incorporation of Generex Biotechnology Corporation

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

4.3.1
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

4.3.2
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

4.3.3
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

4.4.1
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.4.2
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.4.3
Form of Warrant granted to Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

Exhibit
Number	Description of Exhibit
4.4.4
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.5.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.3	Form of Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.4
Form of Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.6.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit
Number	Description of Exhibit
4.8.3	Warrant issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.4	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.5
Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1
Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2
Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1
Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.2
Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.3	Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.4	Additional Investment Right issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.11.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.3	Form of Warrant issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.4	Form of Additional Investment Right issued in connection Exhibit 4.11.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

Exhibit
Number	Description of Exhibit
4.12.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.4
Form of Additional Investment Right issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.5
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.6	Form of Voting Agreement entered into in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.13
Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.14	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.15.1
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.15.2	Form of AIR Debenture issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.3	Form of AIR Warrant issued in connection with Exhibit 4.15.1(incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.4	Form of Additional AIR issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.16.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

Exhibit
Number	Description of Exhibit
4.16.2	Form of Air Debenture issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.3	Form of AIR Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.4	Form of Additional AIR issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.17
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.18.1
Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.18.2
Additional AIR Debenture issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.37 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on December 15, 2005)

4.18.3
Additional AIR Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.38 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on December 15, 2005)

4.19.1
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.2	Form of AIR Debentures issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.3	Form of AIR Warrants issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.4	Form of Additional AIRs issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.20
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on June 17, 2005 in connection with the First AIR Exercise (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.21
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on September 8, 2005 in connection with the Second AIR Exercise (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.22
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

Exhibit
Number	Description of Exhibit
4.23
Agreement to amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.24
Agreement to amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.25
Agreement to amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.26
Agreement to amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.27
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.28
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.29
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.30
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.31
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.32	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.33	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc.

4.34	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees.

4.35
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

Exhibit
Number	Description of Exhibit
4.36	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.37	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.38
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.37 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: June 14, 2006	By:	/s/ Anna E. Gluskin
Anna E. Gluskin Chairman, President and Chief Executive Officer

Date: June 14, 2006	By:	/s/ Rose C. Perri
Rose C. Perri Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary

Generex Biotechnology Corporation
Form 10-Q
April 30, 2006
Exhibit Index

Exhibit
Number	Description of Exhibit
2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(I)	Restated Certificate of Incorporation of Generex Biotechnology Corporation

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

4.3.1
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

4.3.2
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

4.3.3
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

4.4.1
Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.4.2
Form of Registration Rights Agreement entered into with Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.4.3
Form of Warrant granted to Cranshire Capital, L.P. dated June 6, 2003 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

Exhibit
Number	Description of Exhibit
4.4.4
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.5.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.3	Form of Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.4
Form of Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.6.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

Exhibit
Number	Description of Exhibit
4.8.3	Warrant issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.4	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.5
Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1
Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2
Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1
Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.2
Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.3	Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.4	Additional Investment Right issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.11.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.3	Form of Warrant issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.4	Form of Additional Investment Right issued in connection Exhibit 4.11.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

Exhibit
Number	Description of Exhibit
4.12.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.4
Form of Additional Investment Right issued in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.5
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12.6	Form of Voting Agreement entered into in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.13
Termination Agreement, dated December 17, 2004, by and among Generex Biotechnology Corporation and Elan Corporation plc and Elan International Services, Ltd. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.14	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.15.1
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.15.2	Form of AIR Debenture issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.3	Form of AIR Warrant issued in connection with Exhibit 4.15.1(incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.4	Form of Additional AIR issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.16.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

Exhibit
Number	Description of Exhibit
4.16.2	Form of Air Debenture issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.3	Form of AIR Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.4	Form of Additional AIR issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.17
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.18.1
Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation to Omicron Master Trust on June 17, 2005 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 31, 2005)

4.18.2
Additional AIR Debenture issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.37 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on December 15, 2005)

4.18.3
Additional AIR Warrant issued by Generex Biotechnology Corporation to Omicron Master Trust on October 27, 2005 issued in connection with Exhibit 4.18.1 (incorporated by reference to Exhibit 4.38 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on December 15, 2005)

4.19.1
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.2	Form of AIR Debentures issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.3	Form of AIR Warrants issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.19.4	Form of Additional AIRs issued in connection with Exhibit 4.19.1 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.20
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on June 17, 2005 in connection with the First AIR Exercise (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.21
Form of Amendment to the Additional Investment Right issued by Generex Biotechnology Corporation on September 8, 2005 in connection with the Second AIR Exercise (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.22
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

Exhibit
Number	Description of Exhibit
4.23
Agreement to amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.24
Agreement to amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.25
Agreement to amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.26
Agreement to amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.27
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.28
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.29
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.30
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.31
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.32	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.33	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc.

4.34	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees.

4.35
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

Exhibit
Number	Description of Exhibit
4.36	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.37	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.38
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.37 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.12.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.