Form 10-K
period 2006-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2006-10-16
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-25169

GENEREX BIOTECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

33 Harbour Square, Suite 202, Toronto, Canada	M5J 2G2
(Address of principal executive offices)	(Zip Code)

(416) 364-2551
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐ No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐   Accelerated filer ☑    Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of January 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $82,310,308 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity. At October 10, 2006, there were 107,616,478 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to filed within 120 after the end of the fiscal year ended July 31, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation
Form 10-K
July 31, 2006

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "forecasts," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

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

Additional factors that could affect future results are set forth below under Item 1A. Risk Factors. We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Part I

Item 1. Business.

General

We were incorporated in Delaware in September 1997 for the purpose of acquiring Generex Pharmaceuticals Inc., a Canadian corporation formed in November 1995 to engage in pharmaceutical and biotechnological research and development and other activities. Our acquisition of Generex Pharmaceuticals was completed in October 1997 in a transaction in which the holders of all outstanding shares of Generex Pharmaceuticals exchanged their shares for shares of our common stock.

In January 1998, we participated in a "reverse acquisition" with Green Mt. P. S., Inc., an inactive Idaho corporation formed in 1983. As a result of this transaction, our shareholders (the former shareholders of Generex Pharmaceuticals) acquired a majority (approximately 90%) of the outstanding capital stock of Green Mt., we became a wholly-owned subsidiary of Green Mt., Green Mt. changed its corporate name to Generex Biotechnology Corporation ("Generex Idaho"), and we changed our corporate name to GB Delaware, Inc. Because the reverse acquisition resulted in our shareholders becoming the majority holders of Generex Idaho, we were treated as the acquiring corporation in the transaction for accounting purposes. Thus, our historical financial statements, which essentially represented the historical financial statements of Generex Pharmaceuticals, were deemed to be the historical financial statements of Generex Idaho.

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

Subsidiaries

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which is incorporated in Ontario, Canada, remained as our wholly-owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals.

We formed Generex (Bermuda), Inc., which is organized in Bermuda, in January 2001 in connection with a joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation, plc, to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products. In December 2004, we and Elan agreed to terminate the joint venture. Under the termination agreement, we retained all of our intellectual property rights and obtained full ownership of Generex (Bermuda). Generex (Bermuda) currently does not conduct any business activities.

In August 2003, we acquired Antigen Express, Inc. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.

We formed Generex Pharmaceuticals (USA) LLC, which is organized in North Carolina, USA, in February 2006 as a wholly-owned subsidiary. Generex Pharmaceuticals (USA) LLC has not yet commenced any business operations. We formed Generex Marketing & Distribution Inc., which is organized in Ontario, Canada, in September 2006. Generex Marketing & Distribution Inc. has not yet commenced any business operations.

Overview of Business

We are engaged primarily in the research, development and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines.

We seek to develop proprietary formulations of large molecule drugs that can be administered through the buccal mucosa, primarily the inner cheek walls, thereby eliminating or reducing the need for injections. All injection therapies involve varying degrees of discomfort and inconvenience. With chronic and sub-chronic diseases, the discomfort and inconvenience associated with injection therapies frequently results in less than optimal patient acceptance of, and compliance with, the prescribed treatment plan. Poor acceptance and compliance can lead to medical complications and higher disease management costs. Also, elderly, infirm and pediatric patients with chronic or sub-chronic conditions may not be able to self-inject their medications. In such cases, assistance is required which increases both the cost and inconvenience of the therapy.

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts on only one product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™.

Our subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies that were discovered by Antigen’s founder and are in the early stages of development. Development efforts are underway in breast cancer, melanoma, prostate cancer, HIV, influenza virus, smallpox, SARS and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We are a development stage company. From inception through the end of the 2006 fiscal year, we had not received any revenues from product sales. We have only two products that have been approved for commercial marketing and sale: our oral insulin formulation, Generex Oral-lyn™, which was approved for commercial marketing and sale in Ecuador; and our confectionary, Glucose RapidSpray™, which will be available for purchase in the United States and Canada. We expect to receive revenues from product sales in the fiscal year ending July 31, 2007.

We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

Buccal Delivery Technology and Products

Our buccal delivery technology involves the preparation of proprietary formulations in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified “generally recognized as safe” ("GRAS") by the United States Food and Drug Administration (the "FDA") when used in accordance with specified quantities and other limitations. The resulting formulations are aerosolized with a pharmaceutical grade chemical propellant and are administered to patients using our proprietary RapidMist™ device. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, patients self-administer the formulations by spraying them into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our flagship oral insulin product Generex Oral-lyn™, insulin absorption in the buccal cavity has been shown to be very efficacious.

Buccal Insulin Product

Insulin is a hormone that is naturally secreted by the pancreas to regulate the level of glucose, a type of sugar, in the bloodstream. The term “diabetes” refers to a group of disorders that are characterized by the inability of the body to properly regulate blood glucose levels. When glucose is abundant, it is converted into fat and stored for use when food is not available. When glucose is not available from food, these fats are broken down into free fatty acids that stimulate glucose production. Insulin acts by stimulating the use of glucose as fuel and by inhibiting the production of glucose. In a healthy individual, a balance is maintained between insulin secretion and glucose metabolism.

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

If not treated, diabetes can lead to blindness, kidney disease, nerve disease, amputations, heart disease and stroke. Each year, between 12,000 and 24,000 people suffer vision impairment or complete blindness because of diabetes. Diabetes is also the leading cause of end-stage renal disease (kidney failure), accounting for about 40 percent of new cases.

In addition, about 60-70 percent of people with diabetes have mild to severe forms of diabetic nerve damage, which, in severe forms, can lead to lower limb amputations. Diabetics are also two to four times more likely to have heart disease, which is present in 75 percent of diabetes-related deaths, and are two to four times more likely to suffer a stroke.

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

A substantial number of large molecule drugs (i.e., drugs composed of molecules with a higher than specified molecular weight) have been approved for sale in the United States or are presently undergoing clinical trials as part of the process to obtain such approval, including various proteins, peptides, monoclonal antibodies, hormones and vaccines. Unlike small molecule drugs, which generally can be administered by various methods, large molecule drugs historically have been administered predominately by injection. The principal reasons for this have been the vulnerability of large molecule drugs to digestion and the relatively large size of the molecule itself, which makes absorption into the blood stream through the skin inefficient or ineffective.

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a number of studies in Ecuador in 1998, each of which involved a selection of between 8 and 10 patients. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with PharmaBrand S.A., a distributor of pharmaceutical products in Central and Latin America. In August 2004, we sought approval for the manufacturing, marketing, distribution and sale of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System from the Ecuadorian Ministry of Public Health. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand in Quito, Ecuador. PharmaBrand is our joint venture partner for the commercialization of Generex Oral-lyn™ in Latin America. The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006. The first commercial sales of Generex Oral-lyn™ by PharmaBrand in Ecuador occurred in June, 2006. We expect to receive the revenues from the sale of Generex Oral-lyn™ in Ecuador in the second quarter of our 2007 fiscal year.

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

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000, we conducted clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocols in most trials involved administration of two different doses of our insulin formulation following either a liquid Sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin.

In April 2003, a Phase II-B clinical trial protocol was approved in Canada. Thereafter, a pilot trial was successfully undertaken in Ecuador (the results of which have been reported at several scientific symposia) to optimize the oral insulin formulation to transition to late-stage clinical trials. In September 2006 a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC for the manufacture of clinical trial batches of Generex Oral-lyn™. Under the terms of the agreement, which we entered into in June 2006, production is contingent upon several conditions, including the execution of a quality agreement between the parties and our submission of a purchase order. We executed a clinical supply agreement with Cardinal Health and a related quality agreement in September 2006.

Buccal Glucose Product - Glucose RapidSpray™

In August 2006, we introduced our new Glucose RapidSpray™ product in the U.S. at the American Association of Diabetes Educators 33rd Annual Meeting & Exhibition in Los Angeles. Using our proprietary RapidMist™ platform technology, this product provides an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth. In September 2006, we entered into wholesale purchase agreement with Cardinal Health for the distribution of Glucose RapidSpray™ in retail stores across United States. We expect to procure additional distribution agreements with wholesalers and retail chains to distribute this product in stores throughout the United States. We anticipate that the product will be available in such stores in October, 2006.

Metformin Gum Product/Strategic Alliance

In May 2006, we established a collaborative alliance with Fertin Pharma A/S, a leading Danish manufacturer of medicinal chewing gum, for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. Metformin is a generic drug used to regulate blood glucose levels by reducing the amount of glucose produced by the liver, reducing the amount of glucose absorbed from food in the stomach, and by making the insulin produced by the body work more effectively to reduce the amount of glucose already in the blood. It is an important staple of the standard of care for patients with Type-2 diabetes mellitus.

Through this collaborative relationship, we will seek to combine our proprietary buccal drug delivery platform technologies with Fertin's know-how related to gum base formulations, solubilization systems, and taste masking/modification to create a metformin medicinal chewing gum that will deliver metformin into the body via the buccal mucosa rather than in its current tablet form. We anticipate that this delivery method, in addition to being much more rapid and providing a much more specific and effective dosing regimen, could avoid some of the adverse side effects associated with taking metformin in tablet form, such as nausea, vomiting, abdominal pain, diarrhea, abdominal bloating, and increased gas production. In addition, metformin gum could avoid the bitter taste and large doses associated with the tablet form and thus improve therapeutic compliance, particularly among younger patients.

We anticipate that we will conduct a clinical study in Canada during in late 2006 to establish bioequivalence with a Canadian Reference Product.  This will encompass the preparation and submission of a Clinical Trial Application (“CTA”) to Health Canada, the authorization to proceed, and the actual execution of the clinical study, which we estimate will be completed in the third or fourth quarter of our 2007 fiscal year.  Once completed, we anticipate that an Abbreviated New Drug Submission with full support data will be prepared and submitted to Health Canada, where we will be seeking regulatory approval/authorization for the manufacturing, marketing, and sale of the product.  A pre-CTA meeting may be initiated to provide Health Canada with the Study plans and receive concurrence of our initiatives. Similar regulatory activities will be conducted in Ecuador in fiscal 2007.

If we successfully develop the metformin medicinal chewing gum, we would market it as a companion product to Generex Oral-lyn™. We believe that a combination therapy of Generex Oral-lyn™, metformin gum, and other traditional oral agents could optimize the treatment of Type-2 diabetes and, possibly, delay the onset of certain complications associated with diabetes.

Potential Buccal Morphine and Fentanyl Products

The delivery of morphine and fentanyl by oral formulation (pills) and injection for the treatment of moderate to severe breakthrough and postoperative pain often fails to provide patients with adequate relief and control because, among other reasons, breakthrough and postoperative pain are characterized as being moderate to severe in intensity and have a rapid onset of action and a short to medium duration. Not only does delivery by pills have a slow onset of action, it is often difficult for patients to adjust their doses, with the result that patients are either over or under medicated. Injections are invasive and require an attendant to administer the medication which reduces the patient's control over the pain and may cause increased anxiety. We believe that a buccal delivery formulation for morphine and fentanyl would have a critical series of attributes well suited for the treatment of breakthrough and post operative pain, would be cost-effective and would have a demonstrable improvement over current delivery methods, including fast access to the circulatory system, precise dosing control and a simple, self-administration procedure.

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. During fiscal year ended July 31, 2006, we did not actively pursue our buccal morphine and buccal fentanyl projects.

Other Potential Buccal Products

We have had discussions of possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not aggressively pursued development opportunities apart from insulin because we believe it is more advantageous to concentrate our resources, particularly our financial resources, on commercializing the insulin product.

Immunomedicine Technology and Products

Our wholly-owned subsidiary Antigen is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast and prostate cancer, H5 avian influenza and HIV. Autoimmune disease such as diabetes, multiple sclerosis and allergic asthma are the focus of our antigen-specific immune suppression work.

A peptide immunotherapeutic for patients with HER-2/neu positive breast cancer is currently in Phase I clinical trials. Based on positive results in that trial, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. We expect that the new prostate cancer studies will involve 30 patients and will evaluate primarily immunological responsiveness to a dose of the vaccine previously shown to be well tolerated in breast cancer patients. These studies are expected to begin in December, 2006.

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza, which could be produced more quickly and cost-efficiently than current inactivated influenza vaccines that contain trace levels of egg protein and involve time-consuming and costly production. In February 2006, representatives of Antigen held a Pre-Investigational New Drug application meeting with the FDA regarding plans for the commencement of clinical trials of this technology. We expect to conduct toxicology and pre-clinical lethal virus challenge studies in animals prior to submitting any Investigational New Drug application with respect to this technology.

We have not filed an Investigational New Drug application to begin clinical trials with respect to Antigen’s technology, other than a Physician’s Investigational New Drug application for the Phase 1 trial in patients with stage II HER-2/neu positive breast cancer. All other immunomedicine products are in the pre-clinical stage of development.

Government Regulation

Our research and development activities and the manufacturing and marketing of our products are subject to extensive regulation by the FDA in the United States and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have more experience in dealing with the FDA and other regulators. Also, other companies in our industry are not limited primarily to products which still need to be approved by government regulators, as we are now.

If requisite regulatory approvals are not obtained and maintained, our business will be substantially harmed. In many cases, we expect that extant and prospective development partners will participate in the regulatory approval process. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

•	quality test/studies;

•	pre-clinical tests /studies;

•	submission to the FDA of Investigational New Drug Applications (“INDs”) and/or Amendments for each planned human clinical trial;

•	FDA acceptance of INDs, which permit human clinical trials to commence;

•	commencement and completion of numerous human clinical trials to establish the safety and efficacy of the subject drug;

•	submission of a New Drug Application to the FDA; and

•	FDA approval of the New Drug Application, including approval of all product labeling

Quality and pre-clinical tests and studies include: laboratory evaluation of Drug Substance and Drug Product chemistry, formulation/manufacturing, and stability profiling, as well as a large number of animal studies to assess the potential safety and efficacy of each product. Typically, the pre-clinical studies consist of the following:

Pharmacology

•   Primary and Secondary Pharmacodynamics

•   Safety Pharmacology

•   Other Pharmacodynamics

Pharmacokinetics (“PK”)

•   Single and Multiple Dose Kinetics

•   Tissue Distribution

•   Metabolism

•   PK Drug Interactions

•   Other PK studies

Toxicology

•   Single and Multiple Dose Toxicity

•   Genotoxicity

•   Carcinogenicity

•  Reproduction Toxicity

•  Other Toxicity

The results of the quality and pre-clinical tests/studies, in addition to any non-clinical pharmacology, are submitted to the FDA along with the initial clinical study protocol (see descriptive of process below) as part of the initial IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to it, the IND becomes effective 30 days following its receipt by the FDA. Subsequent clinical studies may begin as soon as the protocols are submitted. FDA reviews all protocols, protocol amendments, adverse event reports, study reports, and annual reports in connection with a new pharmacological product.

The IND for our oral insulin formulation became effective in November 1998. Amendments are also subsequently filed as new Clinical Studies and their corresponding Study Protocols are proposed. We filed an Investigational New Drug Application for buccal morphine in January 2002.  The Physician’s Investigational New Drug Application for the Phase 1 trial of AE37, Antigen’s synthetic peptide vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene, in patients with stage II HER-2/neu positive breast cancer became effective in March 2006.

Clinical trials involve the administration of a new drug to humans under the supervision of qualified investigators. The protocols for the trials must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an Institutional Review Board (IRB), which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but not effectiveness. Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations.  The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials (known as “Pivotal Trials”).  The successful completion of Phase III clinical trials is a mandatory step in the approval process for the manufacturing, marketing, and sale of products.

In the United States, the results of quality, pre-clinical studies and clinical trials, if successful, are submitted to the FDA in a New Drug Application (“NDA”) to seek approval to market and commercialize the drug product for a specified use. The NDA is far more specific than the IND and must also include proposed labeling and detailed technical sections based on the data collected. The FDA has 10 months to take an action for a standard application (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional testing for safety and efficacy of the drug. We cannot be sure that any of our proposed products will receive FDA approval. The multi-tiered approval process means that our products could fail to advance to subsequent steps without the requisite data, studies, and FDA approval along the way. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by, the FDA. Manufacturing facilities must also comply with the FDA's current Good Manufacturing Practices (cGMPs), and such facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA.  To comply with cGMPs, manufacturers must expend substantial funds, time and effort in the area of production and quality control.  The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

One final hurdle that is closely associated with the cGMP inspections is the Pre Approval Inspection that FDA carries out prior to the issuance of a marketing license. FDA inspectors combine cGMP compliance with a review of research and development documents that were used in the formal New Drug Application. A close inspection of historic data is reviewed to confirm data and to demonstrate that a company has carried out the activities as presented in the New Drug Application. This is generally a long inspection and requires a team of individuals from the company to “host” the FDA inspector(s).

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. We obtained regulatory approval to begin clinical trials of our buccal morphine product in Canada in March 2002.  In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada.  We received regulatory approval to begin clinical trials of our fentanyl product in Canada in October 2002.  In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral- lyn™ for treatment of Type 1 and Type 2 diabetes. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

Marketing

PharmaBrand, our joint venture partner for the commercialization of Generex Oral-lyn™ in Latin and South America, launched commercial sales of Generex Oral-lynTM in Ecuador in June, 2006. Together with PharmaBrand, we implemented education, marketing and training programs for physicians in Ecuador to support the sale of Generex Oral-lyn™. Generex Oral-lyn™ is available through physician referrals in Ecuador. We possess the worldwide marketing rights to our oral insulin product.

In September 2006, we entered into wholesale purchase agreement with Cardinal Health for the distribution of Glucose RapidSpray™ in retail stores across United States. We expect to procure additional distribution agreements with wholesalers and retail chains for the purposes of distribution of Glucose RapidSpray™ across United States and Canada in fiscal 2007.

With respect to marketing, we intend to rely on contracting or collaborative arrangements with other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we may not have the same control over marketing and distribution that we would have if we conducted these functions ourselves. Except for our arrangements with Cardinal Health for the distribution of Glucose RapidSpray™, we do not have any agreements with any other companies for marketing or distributing our products.

Manufacturing

In December 2000, we completed our pilot manufacturing facility for Generex Oral-lyn™ in Toronto, Canada in the same commercial complex in which our laboratories are located. In the first quarter of fiscal year 2006, we initiated a scale-up commercial production run of several thousand canisters of Generex Oral-lyn™ at this facility. We shipped the production run to PharmaBrand in support of the launch of commercial sales of Generex Oral-lyn™ in Ecuador.. We will need to significantly increase our manufacturing capability or engage contract manufacturers in order to manufacture any product in significant commercial quantities.

In March 2006, we successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, S.A. in Quito, Ecuador for the purposes of commercial supply and sales in that country and, as we procure the necessary registrations, in other South American countries. We anticipate that the capacity of this facility will be sufficient to support additional clinical trials requirements in other countries in Latin America and initial commercial sales in Ecuador.

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC in June 2006, pursuant to which Cardinal Health will manufacture clinical trial batches of Generex Oral-lyn™. Under the terms of the agreement, Cardinal Health will formulate and fill clinical trial batches of canisters at its manufacturing and analytical services facility in Research Triangle Park, North Carolina. Cardinal Health will schedule production after certain conditions are satisfied, including the execution of a quality agreement between the parties and receipt of a purchase order from us. The parties’ performance under the agreement will be subject to a clinical supply agreement, which we signed in September 2006.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory is approximately 820 square feet and has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device will be utilized with the commercial version of our insulin product in Ecuador and other South American countries, as well as the components for the commercial version of our new glucose product in the United States. We have secured supply arrangements with manufacturers for each of the components and the propellant that we presently use in our RapidMist™ device for commercial quantities of such components All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. We currently procure recombinant human insulin crystals for clinical trials and commercial production in Ecuador from time to time from a European supplier whose production facility is GMP certified by the FDA and European health authorities. We are working towards the establishment of a guaranteed long-term supply arrangement with this supplier. We are also exploring potential alternative sources of supply. We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist us to obtain, pharmaceutical compounds that are used in products covered under such agreements. Components used in the production of our Glucose RapidSpray™, glucose and all excipients, are available from a number of potential suppliers. We have not secured commercial supply agreements with any of them.

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

Intellectual Property

We hold a number of patents in the United States and foreign countries covering our buccal and other delivery technologies. We also have developed brand names and trademarks for products in all areas. We consider the overall protection of our patent, trademark and other intellectual property rights to be of material value and acts to protect these rights from infringement.

Patents are a key determinant of market exclusivity for most branded pharmaceutical products. Protection for individual products or technologies extends for varying periods in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

We currently have nineteen issued U.S. patents and three pending U.S. patent application pertaining to aspects of buccal delivery technology including oral administration of macromolecular formulations (including insulin) as well as pain relief medications (e.g. morphine, fentanyl).  We currently hold two issued Canadian patents and eleven pending Canadian patent applications also relating to aspects of buccal drug delivery technology.  We also hold fifty-three issued patents and forty-eight pending patent applications covering our drug delivery technology in jurisdictions other than the U.S. and Canada, including Japan.  In addition, we have one issued Canadian patent, one U.S. patent and one pending U.S. patent application pertaining to delivery technologies other than our buccal delivery technology.

We also have an indirect interest in seven drug delivery patents held by another company, Centrum Biotechnologies, Inc.

Our subsidiary Antigen currently holds six issued U.S. patents, three Australian patents, four other foreign patents, six pending U.S. patent applications and thirty foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, and Dr. Minzhen Xu, an officer of Antigen, are the listed inventors or co-inventors on all of these patents and patent applications, including those licensed from the University of Massachusetts.

In addition to patents, we hold intellectual property in the form of trademark applications worldwide on products such as Generex Oral-lyn™. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

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

The following descriptions of our competitors and their products were obtained from their filings with the Securities and Exchange Commission and/or information available on their websites.

Buccal Insulin Product

Nektar Therapeutics, formerly Inhale Therapeutic Systems, Inc. ("Nektar"), has developed, in collaboration with Pfizer Inc., a customized insulin formulation that is processed into a fine, dry powder and administered to the deep lung using a proprietary inhalation device developed for this purpose. In July 2006, Nektar announced that Pfizer will begin a phased-in rollout of Exubera® Inhalation Powder in the United States. It is expected that initial supplies of Exubera will be available across the U.S. beginning in September 2006. Nektar manufactures the Exubera Inhalers and supports the manufacturing of the powder processing for the insulin powder. Exubera has been approved in the United States, the European Union and Brazil for the treatment of adults with Type 1 or Type 2 diabetes for the control of high blood sugar levels. Nektar also is developing pulmonary products with large molecule drugs other than insulin and has stated that it is investigating the use of its inhalation technology with small molecule drugs.

Aradigm Corporation ("Aradigm"), which has announced a joint development agreement with Novo Nordisk A/S to jointly develop a pulmonary delivery system for insulin by inhalation, also may be considered a direct competitor of ours in the insulin area. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Eli Lilly and Company.  Aradigm and Novo Nordisk initiated Phase III clinical trials in September 2002 in Australia.  In April 2004, Novo Nordisk announced results from a planned interim analysis of the initial Phase III trial and decided to amend the current trial protocol.  In April 2006, Novo Nordisk announced that it expected to re-initiate the Phase III clinical trials of the AERx® insulin Diabetes Management System in the second quarter of 2006 on a worldwide basis with a primary focus on the European Union and the United States. The program is estimated to take three years to complete.

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

Buccal Morphine and Fentanyl Products

Cephalon, Inc. currently markets Actiq® in the United States and has recently acquired the rights to the product in Europe. Actiq® delivers buccal transmucosal fentanyl to the cheek walls through the use of a lollipop. In November 1998, the FDA cleared Actiq® for marketing for use in the management of breakthrough cancer pain. The product was launched in March 1999 in the United States. In June 2006, Cephalon announced that it received an approval letter from the FDA for Fentora™ (fentanyl buccal tablet) and intends to submit a response to the FDA by the end of July. Apparently, the FDA has indicated that no additional safety or efficacy data for this product are required and that the labeling has been essentially finalized. Fentora™ is a fentanyl buccal tablet that is placed between the patient’s upper cheek and gum.

Nastech Pharmaceuticals is developing an intranasal formulation of morphine that is in Phase II clinical trials.  Results reported to date show the product to be safe and efficacious in the treatment of episodes of breakthrough pain. Nastech is currently seeking a licensing partner for this product.

Immunomedicine Technology and Products

A number of companies that are engaged in the development of immunomedicines employ technologies that are competitive to our subsidiary Antigen. Zycos Inc. has developed the Biotope® technology, and Cel-Sci Corporation has developed the LEAPS delivery technology. Epimmune, Inc., now Pharmexa-Epimmune, has developed the PADRE® technology. Pharmexa-Epimmune is a U.S. subsidiary of Pharmexa A/S, an international biotechnology company in the field of active immunotherapy and vaccines for the treatment of cancer, serious chronic and infectious diseases. These companies have initiated early stage clinical trials for several products for the treatment of cancer, autoimmune, and allergic diseases. These companies also have established collaborations with academic centers and other companies for the development of certain products.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2006, our expenditures on research and development were $61,330,191. These included $6,191,528 in the year ended July 31, 2006, $7,750,731 in the year ended July 31, 2005 and $8,522,984 in the year ended July 31, 2004. The decrease in our research and development activities in 2006 compared to 2005 is due primarily to a reduction of clinical trial activities due to preparations for the Generex Oral-lyn™ Clinical Trial Application in Canada. The decrease in our research and development expenses in 2005 compared to 2004 was due principally to reduction of our level of research and development activities, offset by increased activities of Antigen and regulatory consultants.

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

Employees

At September 30, 2006, we had twenty-three full-time employees, including our executive officers and other individuals who work for us full-time but are employed by management companies that provide their services, and ten employees of our subsidiary Antigen. Twelve of our employees are executive and administrative, nine are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and two are engaged in corporate and product promotion, public relations and investor relations. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. With the exception of employment agreements with Anna Gluskin, our Chief Executive Officer and President, Rose Perri, our Chief Operating Officer and Chief Financial Officer, Mark Fletcher, our Executive Vice-President and General Counsel, ,Dr. Gerald Bernstein, our Vice President Medical Affairs, Eric von Hofe, our Vice-President Technology Development, Minzhen Xu, Vice-President Biology of Antigen, and Nikoletta Kallinteris, Senior Research Associate, we do not have fixed term agreements with any of our key management or scientific staff. Our former Vice President, Research and Development, Dr. Pankaj Modi, had a Consulting Agreement with us, the effective termination date of which was August 25, 2005. Dr. Modi resigned from his position with us on August 26, 2004. We do not believe that Dr. Modi's resignation or the termination of his Consulting Agreement with us has, or will, materially adversely affect us.

We use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, in developing protocols for clinical trials, and in designing, equipping and staffing our manufacturing facilities. We also use non-employee consultants to assist us in business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. Loss of some of these key advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

Executive Officers and Directors

Name	Age	Position Held with Generex

Anna E. Gluskin	55	Chairman, President, Chief Executive Officer and Director

Rose C. Perri	39	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gerald Bernstein, M.D.	73	Director, Vice President Medical Affairs

Mark Fletcher, Esquire	40	Executive Vice President and General Counsel

John P. Barratt	62	Director

Mindy J. Allport-Settle	36	Director

Brian T. McGee	45	Director

Peter G. Amanatides	42	Director

David E. Wires	55	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anna E. Gluskin: Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairperson of the Generex Board of Directors since November 2002. She held comparable positions with Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Rose C. Perri. Director since September 1997. Ms. Perri has served as Treasurer and Secretary of Generex since October 1997, and as Chief Operating Officer since August 1998. She served as Acting Chief Financial from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

Gerald Bernstein, M.D. Director since October 2002. Dr. Bernstein has served as Vice President Medical Affairs of Generex since October 1, 2001. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein is an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He was president of the American Diabetes Association from 1998 to 1999.

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

John P. Barratt. Independent Director since March 2003. Mr. Barratt is currently a member of the Generex Audit Committee. Mr. Barratt currently serves as the Board Liaison Officer of The Caldwell Partners International, a role he commenced in July 2006. From April 2005 to July 2006 Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian based human capital professional services company. Mr. Barratt continues, concurrently, as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reports to the bankruptcy court and to the U.S. Trustee’s Office. The Beyond.com case is expected to be granted final decree in 2006 at which point the Chapter 11 case will terminate as will his duties to the court and the U.S. Trustee’s Office. From September 2000 until the date of its Chapter 11 bankruptcy filing in January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brascade Corporation, GLP NT Corporation and BNN Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves on the Advisory Boards of the following Brascan SoundVest funds: Diversified Income Fund, Total Return Fund, Rising Distribution Split Trust and Focused Business Trust. In addition, Mr. Barratt is a member of the Advisory Board of the Brascan Adjustable Rate Trust I.

Mindy J. Allport-Settle. Independent Director since February 2004. Ms. Allport-Settle is a member of the Generex Audit and Regulatory Compliance Committees and Chairperson of the Generex Compensation Committee. Ms. Allport-Settle has been President and Chief Executive Officer of Integrated Development, LLC ("Integrated") since 1998.  Integrated is an independent consulting firm to the pharmaceutical industry, providing informed guidance in operational, project and contract management, new business development and regulatory compliance.  In addition to her position with Integrated, Ms. Allport-Settle has been a Vice-President of Impact Management Services, Inc. ("IMS") from 2003 to 2005, which also provides consulting services to the pharmaceutical industry.  In her positions at Integrated and IMS, Ms. Allport-Settle has worked with several major pharmaceutical companies. From 2001 to 2002, Ms. Allport-Settle was Director of Client Services for Scriptorium Publishing Services.  From 1992 to 1994, Ms. Allport-Settle was an Eye Bank Technician/Organ Procurement Surgeon for the NC Eye & Human Tissue Bank; and from 1991 to 1998, Ms. Allport-Settle was a healthcare and general medical compliance training consultant and a contract writer and photographer.  Ms. Allport-Settle holds a Bachelor’s degree from the University of North Carolina, a Master of Business Administration in Global Management from the University of Phoenix, and completed Harvard Business School's executive education program Compensation Committees: Preparing for the Challenges Ahead.

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee. Mr. McGee has been a partner of Zeifman & Company, LLP ("Zeifman") since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifman is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.

Peter G. Amanatides. Independent Director since April 2005. Mr. Amanatides is currently the Chairman of the Generex Regulatory Compliance Committee and a member of the Generex Compensation Committee. Mr. Amanatides has been working in the pharmaceutical and biotechnology industry since 1988. Since November 2004, Mr. Amanatides has been President and Chief Operating Officer of Pharmalogika, Inc., a North Carolina-based service provider for the pharmaceutical and biotechnology industry. Since April 2002, Mr. Amanatides has held the positions of Director and Vice President within the Quality Organization for DSM Pharmaceuticals and DSM Biologics, both divisions of DSM Pharmaceutical Products, Inc. From February 1999 to April 2002, Mr. Amanatides served as Director of Quality Systems for Celera Genomics, a division of Applied Biosystems involved in genomics and pharmaceutical discovery. Mr. Amanatides received a B.S. degree in biology from Regents College, Albany, New York and a M.S. degree in Biotechnology and Molecular Biology from Hood College, Frederick, Maryland. Mr. Amanatides has also held ASQ Certification as a certified Quality Manager.

David E. Wires. Independent Director since April 2006. Mr. Wires is currently a member of the Generex Compensation Committee. Mr. Wires has been a partner in the Toronto law firm of Wires Jolley, LLP since its founding in 2002. Prior to that, he was a partner in McCague Wires Peacock Borlack McInnis & Lloyd. In 1997, he was appointed a commissioner of the Ontario Pension Commission, and from 1998 to 2003, he continued as a member of the Ontario Financial Services Tribunal on appointment by the Lieutenant Governor in Council. He graduated from Carleton University with a Bachelor of Arts in 1973 and continued his education at the University of Ottawa where he graduated in 1976 with a Bachelor of Laws, Magna Cum Laude, and at Osgoode Hall Law School, York University where he graduated with a Master of Laws in 1988. He is certified as a specialist in civil litigation by the Law Society of Upper Canada. Outside his practice, David is a panelist on the China International Trade and Arbitration Commission, Beijing. The Certified General Accountants Association of Ontario awarded David their Ontario Distinguished Service Award. David is a member of the Canadian Bar Association and an associate of the American Bar Association, the Advocate Society and past Chair of the Joint Committee on Court Reform, the Toronto Case Management Advisory Committee. He has been engaged as an instructor and lecturer for the Law Society of Upper Canada, the Advocates Society, the Canadian Institute, the Advocate's Society Intensive Trial Advocacy Program, York University, the Canadian Society for the Advancement of Legal Technology, the Canadian Bar Association and the Canadian Corporation Counsel Association.

Our Board of Directors nominated Mr. Wires for election as director at our Annual Meeting of the Stockholders held on May 30, 2006, which increased the size of our Board to eight directors. Five of the eight directors are independent of Generex management.

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

George Markus is our Manager of Regulatory Affairs. Mr. Markus holds a B.Sc. (Honours) in theoretical chemistry from Dalhousie University and an M.Sc. in analytical chemistry from McGill University. He is an instructor at the Academy of Applied Pharmaceutical Sciences in Toronto, Canada. In his more than twenty years in the industry, he has been President & Chief Executive Officer of Consolidated Clinical Research of Canada Inc., a site management organization (SMO) that manages the coordination of clinical research sites, and has worked in Quality Assurance / Special Projects / Clinical Operations and as a Director, Regulatory Affairs for Dimethaid Research Inc. Mr. Markus has also held regulatory affairs positions with Pasteur Merieux Connaught, Biovail Corporation International, Sanofi Winthrop, Genpharm Inc. Pharmaceuticals, and Sandoz Canada Inc.

Dr. Jaime Davidson, MD, FACP, FACE was appointed a consultant Medical Director for Generex in July, 2006. Dr. Davidson is the President of Endocrine and Diabetes Associates of Texas, based at the Medical City Dallas Hospital complex, and a Clinical Associate Professor of Internal Medicine at University of Texas Southwestern Medical Center in Dallas, Texas. Dr. Davidson chaired the Diabetes Consensus Guidelines for the American College of Endocrinology and serves as Director of the Annual Intensive Diabetes, Endocrinology and Metabolic Diseases Course for the University of Southern California Keck School of Medicine. He serves as a council member for the Texas Department of Health Services, appointed by Texas Governor Rick Perry. In 2006 Dr. Davidson was distinguished by the American Association of Clinical Endocrinologists with an award for his contributions to the improvement of endocrine health for under-served populations, and by the American Diabetes Association with the Harold Rifkin MD award for his international contributions in the diabetes field. In the past, he has held positions with the National Diabetes Advisory Board, the National Institutes of Health, the Centers for Disease Control, the Institute of Medicine, and the boards of directors of the American Diabetes Association, the American Association of Clinical Endocrinologists, and the American College of Endocrinology. He served in higher education for a six year term as a Regent of Midwestern State University in Texas appointed by then Governor George W. Bush. He has also served in the President's Council for Fitness and Sports, chaired the Texas Diabetes Council of the Texas Department of Health for several years where he instituted the Texas Diabetes Algorithm, and under his guidance the Texas Diabetes Institute was established with the University of Texas Health Science Center in San Antonio, Texas. Dr. Davidson's experience in clinical pharmacology began with a Clinical Pharmacology Fellowship at Lilly Laboratories for Clinical Research and it continued with multiple clinical trials. In addition, he was an advisor to the Food and Drug Administration (FDA) on the Endocrinology and Metabolism Advisory Board. Dr. Davidson's Internal Medicine training was completed at Scott and White Hospital (now known as Texas A&M University) and his Endocrinology training at University Of Indiana.

Eric von Hofe, Ph.D., is currently President of Antigen. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in twenty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company’s chief experimentalist.

Item 1A. Risk Factors

Our business and results of operations are subject to numerous risks, uncertainties and other factors that you should be aware of, some of which are described below. The risks, uncertainties and other factors described below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations.

Any of the risks, uncertainties and other factors could have a materially adverse effect on our business, financial condition or results of operations and could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do expect to receive some revenue from the sale of our oral insulin product in Ecuador in the second quarter of fiscal 2007. To date, we have not been profitable and our accumulated net loss before preferred stock dividend was $186,200,255 at July 31, 2006. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently selling in Ecuador and Glucose RapidSpray™ which we expect to begin selling in the United States in October, 2006 our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

We will need additional capital.

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development or market.

We will require funds in excess of our existing cash resources:

•	to proceed with the development of our buccal insulin product;

•	to finance the research and development of new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;

•	to finance the research and development activities of our subsidiary Antigen with respect to other potential technologies;

•	to commercially launch and market developed products;

•	to develop or acquire other technologies or other lines of business;

•	to establish and expand our manufacturing capabilities;

•	to finance general and administrative activities that are not related to specific products under development; and

•	to otherwise carry on business.

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

Any new equity financing will dilute current stockholders.

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

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™ and Glucose RapidSpray™, our technologies and products are at an early stage of development and we cannot expect revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ and Glucose RapidSpray™. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable.

Although Generex Oral-lyn™, our proprietary oral insulin spray formulation, has been approved for commercial marketing and sale in Ecuador, and Glucose RapidSpray™, our confectionary product, will be available for purchase in the United States, we have yet to manufacture, market and distribute these products on a large-scale commercial basis. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.*

Only our oral insulin product has been approved for commercial sale by drug regulatory authorities, and that approval was obtained in Ecuador. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries. Our immunomedicine products are in the pre-clinical stage of development, with the exception of our Phase 1 trial in human patients with stage II HER-2/neu positive breast cancer.

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. For these reasons, it is possible we will not receive regulatory approval for any prescription pharmaceutical product candidate in any country other than Ecuador.

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

Also because of these legal and factual uncertainties, and because pending patent applications are held in secrecy for varying periods in the United States and other countries, even after reasonable investigation we may not know with certainty whether any products that we (or a licensee) may develop will infringe upon any patent or other intellectual property right of a third party. For example, we are aware of certain patents owned by third parties that such parties could attempt to use in the future in efforts to affect our freedom to practice some of the patents that we own or have applied for. Based upon the science and scope of these third-party patents, we believe that the patents that we own or have applied for do not infringe any such third-party patents; however, we cannot know for certain whether we could successfully defend our position, if challenged. We may incur substantial costs if we are required to defend our intellectual property in patent suits brought by third parties. These legal actions could seek damages and seek to enjoin testing, manufacturing and marketing of the accused product or process. In addition to potential liability for significant damages, we could be required to obtain a license to continue to manufacture or market the accused product or process.

Risks Related to Marketing of Our Potential Products

We may not become, or stay, profitable even if our products are approved for sale.

Even if we obtain regulatory approval to market our oral insulin product or any other prescription pharmaceutical product candidate in another country other than Ecuador, many factors may prevent the product from ever being sold in commercial quantities. Similarly, the successful commercialization of our confectionary may be hindered. Some of these factors are beyond our control, such as:

•	acceptance of the formulation or treatment by health care professionals and diabetic patients;

•	the availability, effectiveness and relative cost of alternative diabetes or immunomedicine treatments that may be developed by competitors; and

•	the availability of third-party (i.e., insurer and governmental agency) reimbursements.

We will not receive significant revenues from Generex Oral-lyn™ in Ecuador or Glucose RapidSpray™ in the United States or any of our other products that may receive regulatory approval until we can successfully manufacture, market and distribute them in the relevant market.

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

Our products will compete with existing and new therapies and treatments. We are aware of a number of companies that have developed or are currently seeking to develop alternative means of delivering insulin, as well as new drugs intended to replace insulin therapy at least in part. We are also aware of a number of companies currently seeking to develop alternative means of enhancing and suppressing peptides. In the longer term, we also face competition from companies that seek to develop cures for diabetes and other malignant, infectious, autoimmune and allergic diseases through techniques for correcting the genetic deficiencies that underlie such diseases.

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

In January, 2006, the FDA approved Pfizer, Inc.’s inhalable form of insulin, the first non-injected insulin to be approved by the FDA. Pfizer’s product in inhaled through the mouth and absorbed in the lungs. While we believe that absorption though the buccal cavity offers several advantages over absorption through the lungs, Pfizer’s early approval could allow it to capture a large portion of the market. It is expected that initial supplies of Pfizer’s inhalable form of insulin, marketed as Exubera®, will be available across the U.S. beginning in September 2006.

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

In the past, we have failed to comply with certain of NASDAQ’s listing requirements. In late 2004, we did not comply with NASDAQ Rule 4310(c)(2)(B) which requires us to have a minimum of $2,500,000 in stockholders' equity or $35,000,000 market value of listed securities or $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the three most recently completed fiscal years. While we regained compliance with this standard, we are still in the development stage. Consequently, there is no guarantee that we will sustain compliance with this standard. In the event we cannot sustain compliance, our shares of common stock may be delisted from The NASDAQ Capital Market and begin trading on the over-the-counter bulletin board, assuming we meet the requisite criteria.

In addition, from October 2004 until October 2005, we failed to comply with NASDAQ Rule 4310(c)(4) which requires us to have a minimum bid price per share of at least $1.00. Although we regained compliance with the minimum bid price requirement in November 2005, there is no guarantee that the bid price of our common stock will remain at or above $1.00 per share. In the event that the price of our common stock falls below $1.00 per share for thirty (30) consecutive trading days, we would likely receive a notice from The NASDAQ Stock Market LLC informing us of our noncompliance with NASDAQ Rule 4310(c)(4) and giving us 180 calendar days, subject to extension, to regain compliance with the Rule. In the event that we could not demonstrate compliance with NASDAQ Rule 4310(c)(4) by the specified deadline and were not eligible for an additional compliance period, the Staff would notify us that our stock would be delisted, at which time we could appeal the Staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock would continue to trade on the NASDAQ Capital Market. If we were not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

If we fail to maintain compliance with applicable NASDAQ Rules and our stock is delisted from the NASDAQ Capital Market, it may become subject to Penny Stock Regulations and there will be less interest for our stock in the market. This may result in lower prices for our stock and make it more difficult for us to obtain financing.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

Our executive and principal administrative offices occupy approximately 5,000 square feet of office space in the Business Centre at 33 Harbour Square in downtown Toronto, Ontario, Canada. We own the Business Centre, which comprises approximately 9,100 square feet of usable space. The space in the Business Centre that is not used by us is leased to third parties.

We own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin and glucose products in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet. We also own all additional units in the same building where our pilot manufacturing facility is located. These units are currently leased to third parties with the exception of two units being used by us for packaging and storage. These units are reflected in Assets Held for Investments on accompanying consolidated balance sheets. All of these spaces could be used for manufacturing facilities if necessary. We have obtained regulatory approval for the laboratory facility and the pilot manufacturing facility.

We have mortgages on our Toronto properties totaling $3,036,164 at July 31, 2006. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $24,000 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $428,059 in fiscal 2007 and $2,608,105 in fiscal 2008 and thereafter.

We lease approximately 1,710 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of $100,080. This space is sufficient for Antigen’s present activities.

We do not expect to need additional manufacturing capabilities in Canada related to our insulin product beyond our pilot facility before the end of the current fiscal year. We own an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto. Both properties are currently leased to third parties. These properties are reflected in Assets Held for Investments on accompanying consolidated balance sheets.

We could use our other properties to expand research, development or testing of our buccal and immunomedicine products if current facilities prove inadequate for our needs.

Item 3.  Legal Proceedings.

Sands Brothers & Co. Ltd. v. Generex Biotechnology Corporation. On January 10, 2006 the Court of Appeals of New York denied a motion by Sands Brothers & Co., Ltd., a New York City-based investment banking and brokerage firm, for leave to appeal the January 23, 2001 and October 29, 2002 decisions and orders of the Appellate Division (First Department). The Appellate Division's October 27, 2002 decision and order affirmed a lower court's order vacating a New York Stock Exchange arbitration panel's award granting Sands Brothers a warrant to purchase 1,530,020 shares of our common stock and modified that order by remanding the issue of damages to a new panel of arbitrators expressly limiting damages to reliance damages, which would not include damages for lost profits. On August 17, 2004, the arbitration panel awarded Sands Brothers $150,000 in reliance damages, which award was confirmed by the lower court. In September 2005, Sands Brothers filed a motion seeking leave to appeal to the Court of Appeals of New York. The denial of Sand Brothers' motion lets stand the prior decisions and orders of the Appellate Division vacating the arbitration awards which had granted Sands Brothers a warrant to purchase our common stock. In March 2006, we paid $150,000 plus $10,541 in interest to Sands Brothers in satisfaction of the judgment.

Sands Brothers initiated the arbitration against us in October 1998 under New York Stock Exchange rules. Sands Brothers alleged that it had the right to receive, for nominal consideration, approximately 1.5 million shares of our common stock. Sands Brothers based its claim upon an October 1997 letter agreement that purportedly confirmed an agreement appointing Sands Brothers as the exclusive financial advisor to Generex Pharmaceuticals, Inc., a subsidiary that we acquired in late 1997. In exchange, the letter agreement purportedly granted Sands Brothers the right to acquire 17% of Generex Pharmaceuticals’ common stock for nominal consideration. Sands Brothers claimed that its right to receive shares of Generex Pharmaceuticals’ common stock applies to our common stock since outstanding shares of Generex Pharmaceuticals’ common stock were converted into shares of our common stock in the acquisition. Sands Brothers’ claims also included additional shares allegedly due as a fee related to that acquisition and $144,000 in monthly fees allegedly due under the terms of the purported agreement.

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

Pankaj Modi vs. Generex Biotechnology Corporation. In February 2005, a consultant filed a Statement of Claim in the Ontario Superior Court of Justice, File No., 05-CV-284560 PD1, seeking approximately $600,000 in damages for alleged contract breaches in respect of unpaid remuneration and other compensation allegedly owed to him. In March 2006 the action was dismissed, on consent, without costs. No payment was made by us to settle this litigation.

Michael Powell. In August, 2006, Michael Powell commenced an action against certain defendants, including us and certain of our officers, in the Ontario Superior Court of Justice, claiming compensatory damages, special and punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. We believe the claims against us are frivolous and completely without merit. We are not a party to any agreement with the plaintiff. Much of the requested relief relates to the plaintiff’s position and ownership interest in and accounting for the expenses of an entity in which Generex has no interest. We have not used any intellectual property or information owned by the other entity. All intellectual property, information and business claimed to be owned or conducted by the entity in which the plaintiff claims an interest are completely unrelated to any product or technology we are currently developing or intend to develop. Therefore, even if the court were to award some declaratory or injunctive relief, we would not be affected. We are defending this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Shemano Group, Inc. On September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claims it is entitled to be paid fees in connection with our private placements in September 2005, January 2006 and July 2006, pursuant to an Exclusive Finder’s Agreement dated November 1, 2004. Shemano claims it is entitled to fees of $945,000 in cash and warrants exercisable for 405,000 shares of our common stock. We received notice of this proceeding in early October, 2006, and at the time this Annual Report was prepared for filing we were evaluating our position and defenses with legal counsel.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 30, 2006. At the meeting, 80,073,583 shares of common stock were represented out of 97,848,797 shares that were entitled to vote. Our stockholders took the following actions at the Annual Meeting:

•	elected all eight nominees to the Board of Directors;

•
approved the potential issuance and sale of equity securities below market price in excess of shares permitted to be issued without prior stockholder approval under NASDAQ Marketplace Rule 4350(i)(1)(D) (Proposal 2);

•	approved the adoption of a stockholder rights plan that will allow the Board of Directors to declare a dividend of one share purchase right for each outstanding share of our common stock (Proposal 3);

•	approved the adoption of the Generex Biotechnology Corporation 2006 Stock Plan (Proposal 4);

•	approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 150,000,000 to 500,000,000 (Proposal 5); and

•	ratified the appointment of Danziger & Hochman, Chartered Accountants as our independent public accountants for the fiscal year ending July 31, 2006.

The results of the vote for the Board of Directors was as follows:

Election of nominees to Board of Directors for terms expiring June 1, 2007	Votes For	Votes Against	Abstentions
Mindy J. Allport-Settle	98.471% 78,849,634	0.000% 0	1.529% 1,223,949
Peter Amanatides	98.480% 78,856,409	0.000% 0	1.520% 1,217,174
John P. Barratt	98.462% 78,842,217	0.000% 0	1.538% 1,231,366
Gerald Bernstein, M.D.	98.413% 78,802,831	0.000% 0	1.587% 1,270,752
Anna E. Gluskin	98.377% 78,774,084	0.000% 0	1.623% 1,299,499
Brian T. McGee	98.505% 78,876,794	0.000% 0	1.495% 1,196,789
Rose C. Perri	98.395% 78,788,180	0.000% 0	1.605% 1,285,403
David Wires	98.412% 78,802,129	0.000% 0	1.588% 1,271,454

The results on the votes of the proposals were as follows:

Proposal	Votes For	Votes Against	Abstention	Broker Non-Votes
Proposal 2	67.872% 7,081,730	30.930% 3,227,267	1.198% 125,013	69,639,573
Proposal 3	88.740% 9,259,102	9.807% 1,023,284	1.453% 151,626	69,639,571
Proposal 4	77.735% 8,110,892	17.900% 1,867,660	4.365% 455,460	69,639,571
Proposal 5	92.585% 74,135,923	7.153% 5,727,326	0.263% 210,334	0
Ratification of Danziger & Hochman, Chartered Accountants	98.799% 79,111,965	0.846% 677,192	0.355% 284,426	0

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) since June 5, 2003. From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below also sets forth the high and low closing "bid" prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter in the prior two years ended July 31, 2006. High and low closing "bid" prices, which represent prices between dealers, do not include retail mark-up, mark-down or commission and may not represent actual transactions.

	Bid Prices
	High	Low
Fiscal 2005
First Quarter	$1.25	$0.80
Second Quarter	$0.90	$0.60
Third Quarter	$0.89	$0.52
Fourth Quarter	$0.98	$0.58

Fiscal 2006
First Quarter	$1.51	$0.53
Second Quarter	$1.48	$0.8
Third Quarter	$5.02	$1.15
Fourth Quarter	$3.25	$1.3

The closing “bid” price for our common stock reported on October 10, 2006 was $2.44.

At October 10, 2006, there were 2,083 holders of record of our common stock.

Effective as of August 1, 2006, NASDAQ began operating as a national securities exchange and is now known as The NASDAQ Stock Market LLC.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of July 31, 2006 regarding our existing compensation plans and individual compensation arrangements pursuant to which our equity securities are authorized for issuance to employees or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	100,000	$4.26	1,900,000

2001 Stock Option Plan	8,329,597	$1.11	1,042,331

2006 Stock Plan	0	0	9,245,000

Total	8,429,597	$1.15	12,187,331

Equity compensation plans not approved by security holders	0	0	0
Total	8,429,597	$1.15	12,187,331

Sales of Unregistered Securities

In the fiscal year ended July 31, 2006 and the subsequent period, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), as we have reported on Current Reports on Form 8-K and on Quarterly Reports on Form 10-Q filed during the period covered by this Annual Report on Form 10-K. In addition, subsequent to the quarter ended July 31, 2006, we sold securities in one transaction in reliance on an exemption from the registration requirements of the Securities Act as follows.

On September 8, 2006, our Board of Directors approved the issuance of up to 300,000 shares our restricted common stock (in equal monthly installments of 25,000 shares) in payment of services to be rendered by CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services for the period August 22, 2006 to August 21, 2007. The sale of such shares is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2006.

Item 6.   Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the year end July 31, 2006 were audited by Danziger & Hochman, Chartered Accountants. Our financial statements for the years ended July 31, 2005, 2004 and 2003 were audited by BDO Dunwoody, LLP. Our financial statements for the year ended July 31, 2002 were audited by Deloitte & Touche LLP.

in thousands	2006	2005	2004	2003	2002

Operating Results:
Revenue	$175	$392	$627	—	—
Net Loss	(67,967)	(24,002)	(18,363)	(13,262)	(13,693)
Net Loss Available to Common Stockholders	(67,967)	(24,002)	(19,173)	(14,026)	(14,414)
Cash Dividends per share		—	—	—	—
Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(.90)	(.66)	(.64)	(.67)	(.70)
Financial Positions:
Total Assets	$64,105	$13,466	$19,012	$22,639	$28,161
Long-Term Debt	$3,036	$3,288	$2,225	$1,895	$663

in thousands	2006	2005	2004	2003	2002

Convertible Debentures	$161	$1,315	—	—	—
Series A, Preferred Stock	—	—	$14,310	$13,501	$12,736
Stockholder's Equity	$55,464	$6,127	$530	$5,857	$12,863

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2004, 2005 and 2006. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2006 and the information discussed in Part I, Item 1A - Risk Factors.

Executive Summary

About the Company

We are engaged primarily in the research, development, and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we are expanding our focus to include immunomedicines. We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

We are a development stage company and, from inception through the end of the 2006 fiscal year, had not received any revenues from operations other than the $1,000,000 upfront payment which we received from Eli Lilly and Company pursuant to a development and license agreement that we entered into in September 2000 and subsequently terminated as of June 2003. We have begun the regulatory approval process for three products, our oral insulin formulation, our oral morphine formulation and the Antigen HER-2/neu positive breast cancer vaccine. We have two products that are ready for commercial marketing and sale: our oral insulin formulation, Generex Oral-lyn™, which was approved for commercial marketing and sale in Ecuador; and our confectionary, Glucose RapidSpray™, which will be available for purchase in the United States.

Strategy

With the launch of commercial sales of our oral insulin product in Ecuador and our oral glucose product in independent pharmacies in the United States, we expect to receive revenues from product sales in the fiscal year ending July 31, 2007. We project that this revenue will not be sufficient for all of our cash needs during the year. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal year ended July 31, 2006, we received a total of $175,000 in such research grants, and we have received a total of $1,194,296 in such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in our last two fiscal years, we believe that we have secured the funds necessary to continue with the commercialization of Generex Oral-lyn in Ecuador, to seek regulatory approval for this product in certain other Latin American countries and to pursue late-stage clinical trials of this product in Canada. We also project that we will have the funds to support further research and development and limited clinical testing of technology created by Antigen.

In fiscal 2007, we plan to continue with the commercialization of Generex Oral-lyn in Ecuador and efforts to obtain regulatory approval of this product in other Latin American countries and Canada. We anticipate being in a position to commence late-stage clinical trials of Generex Oral-lynTM in Canada by the spring of 2007. In anticipation of undertaking late-stage clinical trials in Canada, we have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn. We face competition from other providers of alternate forms of insulin, including Pfizer which could capture a large portion of the market with its inhalable form of insulin, marketed as Exubera®, which is expected to be available in the U.S. beginning in September 2006. We believe that our buccal delivery technology offers several advantages over alternate forms of insulin.

In fiscal 2007, we expect to continue collaborations to develop other products. We will continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. We expect to continue clinical development of Antigen’s synthetic peptide vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer. In addition, we expect to commence clinical trials in Greece in December 2006, using the same compound for patients with prostate cancer. The Physician’s IND application for the use of this vaccine for the treatment of HER-2/neu positive breast cancer was approved by the FDA in March 2006.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the last fiscal year, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. We filed a Clinical Trial Application with Health Canada for the commencement of late-stage trials for Generex Oral-lyn™, which application was approved by Health Canada in September, 2006. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. Our South American joint venture partner, PharmaBrand S.A., handled the commercial launch of Generex Oral-lyn™ in Ecuador in June, 2006. During the last fiscal year, we and PharmaBrand have implemented education, marketing and training programs for physicians in Ecuador to support sales of Generex Oral-lyn™, which is available through physician referrals. In March 2006, we successfully completed of the delivery and installation of a turnkey filling operation at PharmaBrand facilities in Quito, Ecuador for the purposes of commercial supply and sales in that country and, as we procure the necessary registrations, in other South American countries. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador in fiscal 2007, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities in Latin America.

Although we initiated regulatory approval process for our morphine buccal product, we did not expend resources to further this product during our last fiscal year.

During the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase I clinical trials involving patients with HER-2/neu positive breast cancer.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or buccal morphine products or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During fiscal 2006, approximately 81% of our $6,191,528 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects. During fiscal 2005, approximately 84% of our $7,750,731 in research expenses was attributable to insulin and platform technology development. In fiscal 2005, we did not spend any money on morphine or fentanyl buccal projects.

Approximately 19% or $1,155,331 of our research and development expenses for the fiscal year ended July 31, 2006 was related to Antigen's immunomedicine products compared to approximately 16% or $1,210,512 for the fiscal year ended July 31, 2005. Because these products are in a very early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations
Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

We had a net loss of $67,967,204 for the year ended July 31, 2006 (fiscal 2006) compared to a net loss of $24,001,735 for the year ended July 31, 2005 (fiscal 2005). The main reason for the increase in net loss for the year is attributed to interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered during 2006 fiscal year. Our operation loss for the year increased slightly to $18,705,983 compared to $18,558,421 in operating loss for the fiscal year ended July 31, 2005. The increase in our fiscal 2006 operating loss resulted from an increase in general and administrative expenses (to $12,689,455 from $11,199,802), and a decrease in research and development expenses (to $6,191,528 from $7,750,731). Our revenue had decreased from $392,112 in fiscal 2005 to $175,000 in fiscal 2006.

The increase in general and administrative expenses for fiscal 2006 is due primarily to the increase of non cash compensation to financial consultants in fiscal 2006 compared to compensation paid in 2005 and an increase in executive compensation. Our consulting services, travel and advertising expenses also contributed to an increase in general and administrative expenses despite the decrease in office and general expenses.

The decrease in research and development expenses for fiscal 2006 reflects decreased level of research and development activities and fewer clinical trials of our oral insulin formulation despite the increase in the activities of Antigen.

Our interest expense in fiscal 2006 increased to $37,593,441 compared to interest expense of $4,300,512 in fiscal 2005 due to interest paid in connection with convertible debentures entered into during the current fiscal year. Our interest and miscellaneous income increased to $768,098 in fiscal 2006 compared to $93,213 in fiscal 2005 primarily due to substantially higher cash and short term investment balances during the current fiscal year. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $12,550,565 in fiscal 2006 compared to $1,346,341 in fiscal 2005. We received a slightly higher income from rental operations (net of expense) of $114,687 in fiscal 2006 compared to $110,326 in fiscal 2005.

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

Developments

Products/R&D

In the first quarter of fiscal 2006, we initiated a scale-up commercial production run of several thousand canisters of Generex Oral-lyn™ at our pilot manufacturing facility in Toronto, Canada. We shipped the production run to PharmaBrand in Quito, Ecuador in support of the launch of commercial sales of Generex Oral-lyn™ in Ecuador.

In March 2006, we successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, S.A. in Quito, Ecuador for the purposes of commercial supply and sales in that country and, as we procure the necessary registrations, in other South American countries. The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006.

In May 2006, we established a collaborative alliance with Fertin Pharma A/S, a leading Danish manufacturer of medicinal chewing gum, for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. We expect to conduct a clinical study to establish the non-inferiority of the product prior to seeking regulatory approvals for the manufacturing, marketing, and sale of the product.

In June 2006, we entered into an agreement with Cardinal Health PTS, LLC pursuant to which Cardinal Health will manufacture of clinical trial batches of our oral insulin product, Generex Oral-lyn™. We executed a clinical supply agreement and a related quality agreement with Cardinal Health in September 2006.

In August 2006, we entered into an agreement with the Euroclinic, a private center in Athens, Greece, to commence clinical trials in patients with prostrate cancer of an immunotherapeutic vaccine being developed by our subsidiary, Antigen. We expect that these studies will be underway by December, 2006.

In August 2006, we introduced our new Glucose RapidSpray™ product which we anticipate will be available in independent retail pharmacies in the United States in October, 2006.

Financing

In fiscal 2006, we entered into financing transactions with the following accredited investors that were parties to the Securities Purchase Agreement that we entered into on November 10, 2004 (the “Securities Purchase Agreement”): Cranshire Capital, L.P. (“Cranshire”); Iroquois Capital, LP (“Iroquois”); Omicron Master Trust (“Omicron”); and Smithfield Fiduciary LLC (“Smithfield”).

On September 8, 2005, we and the investors entered into Amendment No. 2 to the Securities Purchase Agreement, pursuant to which the investors agreed to exercise the remaining $2,000,000 in principal amount of their original additional investment rights acquired under the Securities Purchase Agreement. In connection with their exercise, we issued the investors debentures in the aggregate amount of $2,000,000 with a conversion price of $0.60 (the “A2 AIR Debentures”), warrants to purchase an aggregate of 2,439,024 shares of our common stock at the exercise price of $0.82 per share (the “A2 AIR Warrants”) and additional investment rights (the “A2 Additional AIRS”). In connection with Amendment No. 2, we also issued to a placement agent 170,732 shares of our common stock in lieu of a cash fee and warrants exercisable into approximately 60,000 shares of our common stock at the same exercise price as the A2 AIR Warrants. Shares of common stock issued in connection with Amendment No. 2, including shares assumable upon conversion of debentures or exercise of warrants, were registered for resale on the Registration Statement that became effective November 3, 2005. Amendment No. 2 and the forms of the A2 AIR Debentures, the A2 AIR Warrants and the A2 Additional Airs are filed as Exhibits 4.1, 4.2, 4.3 and 4.4, respectively, to our Current Report on Form 8-K filed on September 9, 2005. The A2 AIR Debentures have since been fully converted into shares of our common stock. The A2 AIR Warrants were amended to accelerate the exercise periods and exercised in full on January 23, 2006 as described below.

On October 20, 2005, we received aggregate proceeds of $1,492,000 in connection with Cranshire’s partial exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock and Iroquois’ full exercise of its outstanding warrant to purchase 1,219,512 shares of our common stock. The warrants exercised by Cranshire and Iroquois were issued in connection with the previous purchase of our debentures pursuant to the Securities Purchase Agreement. In consideration of the exercise of these warrants, we issued a five-year warrant to purchase 304,878 shares of our common stock to Cranshire and a five-year warrant to purchase 609,756 shares of our common stock to Iroquois, in each case with an exercise price of $1.20 per share, both of which were amended and exercised on February 27, 2006 as described below. The inducement warrants issued to Cranshire and Iroquois on October 20, 2005 are filed as Exhibits 4.29 and 4.30, respectively, to our Report on Form 10-K filed on October 31, 2005.

On October 26, 2005, we and the holders of the warrants issued in connection with Amendment No. 1 to the Securities Purchase Agreement (the “A1 AIR Warrants”) agreed to accelerate the initial exercise dates of these warrants in consideration of their full and immediate exercise. We received aggregate proceeds of approximately $2,000,000 in connection with the investors’ exercise of the A1 AIR Warrants. In consideration of the investors’ exercise of the A1 AIR Warrants, we issued each of the investors a five-year warrant to purchase 304,878 shares of our common stock at $1.25 per share, each of which was amended and exercised on February 27, 2006 as described below. The form of the inducement warrant issued to each investor on October 27, 2005 is filed as Exhibit 4.5 to our Current Report on Form 8-K filed on October 31, 2005.

On October 27, 2005, we received aggregate proceeds of approximately $2,508,000 in connection with the exercise by Cranshire, Omicron and Smithfield of certain outstanding warrants previously issued pursuant to the Securities Purchase Agreement. In connection therewith, we issued to the three investors five-year warrants to purchase an aggregate of 1,529,268 shares of our common stock at $1.25 per share, which warrants were amended and exercised on February 27, 2006 as described below. The form the inducement warrant issued to Cranshire, Omicron and Smithfield on October 27, 2005 is filed as Exhibit 4.31 to our Report on Form 10-K filed on October 31, 2005.

On October 27, 2005, we and Omicron amended the additional investment right granted to Omicron on June 16, 2005 (the “A1 Additional AIR”) to accelerate the initial exercise date (defined as the 181st day following the date of issuance). In connection with Omicron’s exercise of its A1 Additional AIR, we received aggregate proceeds of $500,000. Through its exercise of its A1 Additional AIR, Omicron purchased (i) a debenture in the aggregate principal amount $500,000 with a conversion price of $0.82 (the “A1 Additional AIR Debenture”) and (ii) warrants to a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A1 Additional AIR Debenture at an exercise price of $0.82 (the “A1 Additional AIR Warrants”).

On December 4, 2005, we and the investors entered into Amendment No. 3 to the Securities Purchase Agreement pursuant to which (i) the all of the investors except Omicron agreed to exercise an aggregate of $1,500,000 in principal amount of the A1 Additional AIRs (Omicron had previously exercised its A1 Additional AIR as described above), and (ii) all of the investors, including Omicron, agreed to exercise an aggregate of $2,000,000 in principal amount of the A2 Additional AIRs granted to them in connection with Amendment No. 2. In connection with Amendment No. 3, we and the investors, excluding Omicron, agreed to accelerate the initial exercise date of the A1 Additional AIRs. In addition, we and all four of the investors agreed to accelerate the initial exercise dates of the A2 Additional AIRs (the 181st day following the date of issuance) in consideration of their full and immediate exercise. In connection with the exercise of each A1 Additional AIR and each A2 Additional AIR on December 5, 2005, each investor purchased a $500,000 principal amount debenture with a conversion price of $0.82 (the “A1/A2 Additional AIR Debentures”) and a warrant entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A1/A2 Additional AIR Debentures at an exercise price of $0.82 per share (the “A1/A2 Additional AIR Warrants”). Accordingly, we issued to the investors A1/A2 Additional AIR Debentures in the aggregate principal amount of $3,500,000 and A1/A2 Additional AIR Warrants to purchase an aggregate of 4,268,292 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $3,500,000 in connection with the investors’ exercise of their A1 Additional AIRs and their A2 Additional AIRS. The A1/A2 Additional AIR Debentures have since been fully converted into shares of our common stock. The A1/A2 Additional AIR Warrants were amended to abridge the exercise periods and exercised in full on January 23, 2006 as described below.

In addition, in consideration of each investor’s exercise of its A1 Additional AIRs and its A2 Additional AIRs, including Omicron’s October 2005 exercise of its A1 Additional AIR, we granted to each investor an additional investment right (the “A3 Additional AIRs”) pursuant to which each investor had the right to purchase detachable units consisting of (a) debentures in principal amount of $1,000,000 with a conversion price of $1.25 per share (the “A3 Additional AIR Debentures”) and (b) warrants entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A3 Additional AIR Debentures at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share (the “A3 Additional AIR Warrants”).

In connection with the transactions contemplated by Amendment No. 3 and Omicron’s October 2005 exercise of its A1 Additional AIR, we paid to a placement agent 224,000 shares of our common stock in lieu of a $280,000 cash fee (7% of the gross proceeds received by us) and warrants exercisable into 105,000 shares of common stock at the same exercise price as the A1/A2 Additional AIR Warrants. Shares of common stock issued in connection with Amendment No. 3, including shares issuable upon conversion of debentures or exercise of warrants, were registered for resale on the Registration Statement that became effective February 1, 2006. Amendment No. 3 and the forms of the amendment to the A1/A2 Additional AIRs, the A1/A2 Additional AIR Debentures, the A1/A2 Additional AIR Warrants and the A3 Additional AIRS are filed as Exhibits 4.1, 4.2, 4.3, 4.4 and 4.5, respectively, to our Current Report on Form 8-K filed on December 5, 2005.

On January 19, 2006, we and the investors entered into Amendment No. 4 to the Securities Purchase Agreement, pursuant to which the investors exercised an aggregate of $4,000,000 in principal amount of the A3 Additional AIRs (being the full amount thereof) in consideration of the acceleration of the initial exercise dates thereof and reduction of the conversion price from $1.25 to $1.05. We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A3 Additional AIRs. Accordingly, we issued to the investors A3 Additional AIR Debentures in the aggregate amount of $4,000,000 and A3 Additional AIR Warrants to purchase an aggregate of 3,809,524 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. Under the terms of Amendment No. 4, the reduction in the conversion price of the A3 Additional AIR Debentures and the exercise price of the A3 Additional AIR Warrants did not trigger any anti-dilution adjustments to any outstanding securities held by the investors. The A3 Additional AIR Debentures have since been fully converted into shares of our common stock. The A3 Additional AIR Warrants were amended to abridge the exercise periods and exercised in full on February 27, 2006 as described below.

In consideration of each investor’s exercise of its A3 Additional AIR, we granted to each investor a further additional investment right (the “A4 Additional AIR”) pursuant to which each investor had the right to purchase detachable units consisting of (a) a debenture in principal amount of $1,000,000 with a conversion price of $1.25 (the “A4 Additional AIR Debenture”) and (b) a warrant entitling the holder thereof to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debenture at a $1.25 conversion price (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25 per share (the “A4 Additional AIR Warrants”). Under the terms of Amendment No. 4, we also agreed to register for resale the securities issuable upon conversion/exercise of the A4 Additional AIR Debentures and the A4 Additional AIR Warrants. We agreed to register such securities on the Registration Statement contemplated by Amendment No. 3. The Registration Statement became effective on February 24, 2006.

In addition, in connection with the transactions contemplated by Amendment No. 4, we issued to a placement agent (i) 266,667 shares of common stock in lieu of a cash fee equal to 7% of the gross proceeds received by us and (ii) warrants exercisable into approximately 120,000 shares of common stock at the same exercise price as the A3 Additional AIR Warrants. These shares were registered for resale in the registration statement which became effective on February 24, 2006. Amendment No. 4 and the forms of the A3 Additional AIR Debentures, the A3 Additional AIR Warrants and the A4 Additional AIRS are filed as Exhibits 4.1, 4.2, 4.3 and 4.4, respectively, to our Current Report on Form 8-K filed on January 20, 2006.

On January 23, 2006, we agreed with the investors to amend the terms of certain outstanding warrants to purchase common stock (the “January Exercised Warrants”) to accelerate their exercise dates to January 23, 2006. The January Exercised Warrants consisted of warrants for an aggregate of 2,439,024 shares issued in connection with Amendment No. 2 (initially exercisable on March 8, 2006) and warrants for an aggregate of 4,878,048 shares issued in connection with Amendment No. 3 (initially exercisable beginning June 5, 2006). The investors agreed to immediately exercise 100% of these warrants (for aggregate gross proceeds to us of $6,000,000) in exchange for (i) the acceleration of the exercise period , and (ii) the issuance of additional warrants equal to 50% of the shares issuable upon exercise of the January Exercised Warrants (an aggregate of 3,658,536 shares) (the “January Inducement Warrants”). The January Inducement Warrants had an exercise price of $1.60 per share and were initially exercisable for a period of five years commencing six months from the date of issuance. The January Inducement Warrants were included in a Registration Statement declared effective February 24, 2006 and were amended to accelerate the exercise dates and exercised in full on June 1, 2006 as described below. The terms of the amendments to the January Exercised Warrants and the terms of the January Inducement Warrants are disclosed in their entirety in the text of the form of agreement to amend warrants between us and the investors dated January 23, 2006 and the form of warrant issued by us on January 23, 2006 filed as Exhibits 4.1 and 4.2, respectively, to our Current Report on Form 8-K filed on January 24, 2006.

On February 27, 2006, we and the investors agreed to amend the terms of certain outstanding warrants to purchase common stock issued in connection with the Securities Purchase Agreement, as amended, to accelerate the exercise dates to February 27, 2006 (the “February Exercised Warrants”) in consideration of the full and immediate exercise of such warrants. The February Exercised Warrants consisted of warrants issued: (i) to Omicron on July 22, 2005 for 243,902 shares of our common stock at $0.82 per share and then currently exercisable; (ii) to Cranshire on October 20, 2005 for 300,000 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iii) to Iroquois on October 20, 2005 for 609,756 shares of our common stock at $1.20 per share (originally exercisable on April 20, 2006); (iv) to Cranshire on October 27, 2005 for 309,756 shares of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (v) to Omicron and Smithfield on October 27, 2006 for 609,756 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vi) to each of the investors on October 27, 2005 for 304,878 shares each of our common stock at $1.25 per share (originally exercisable on April 27, 2006); (vii) to Cranshire on December 9, 2005 for 1,829,268 shares of our common stock at $1.25 per share (originally exercisable on June 9, 2006); and (viii) to each of the investors on January 20, 2006 for 952,381 shares each of our common stock at $1.05 per share (originally exercisable on July 20, 2006). We received aggregate gross proceeds of approximately $11,014,267 in connection with the investors’ exercise of the February Exercised Warrants. In consideration for such exercise, we issued to the investors additional warrants equal to 50% of the February Exercised Warrants (an aggregate of 4,770,617 shares) (the “February Inducement Warrants”). The February Inducement Warrants have an exercise price of $3.00 per share and will be exercisable for five years commencing on August 27, 2006. The terms of the warrant amendments are disclosed in their entirety in the text of the agreements to amend warrants between us and each investor filed as Exhibits 4.1, 4.2, 4.3 and 4.4 to our Current Report on Form 8-K filed on February 28, 2006. As of July 31, 2006, all of the February Inducement Warrants were outstanding. The form of the February Inducement Warrant issued to each investor is filed as Exhibit 4.26 to this Report on Form 10-K.

On February 28, 2006, we amended the terms of the A4 Additional AIRs to accelerate their initial exercise date in consideration of their full and immediate exercise. In connection with the exercise of each A4 Additional AIR, each investor purchased a $1,000,000 principal amount debenture with a conversion price of $1.25 (collectively, the “A4 Additional AIR Debentures”) and warrants (collectively, the “A4 Additional AIR Warrants”) entitling the investor to purchase a number of shares of our common stock equal to 100% of the shares of common stock issuable upon the conversion in full of the A4 Additional AIR Debenture at a conversion price of $1.25 (subject to adjustment as set forth therein) (without regard to any restrictions on conversion therein contained) at an exercise price of $1.25. Accordingly, we issued to the investors A4 Additional AIR Debentures in the aggregate amount of $4,000,000 and A4 Additional AIR Warrants to purchase an aggregate of 3,200,000 shares of our common stock, exercisable for five years commencing six months following the issuance thereof. We received proceeds of approximately $4,000,000 in connection with the investors’ exercise of their A4 Additional AIRs. At July 31, 2006 the balance of $769,231 was still outstanding on A4 Additional AIR Debenture. A portion of the A4 Additional AIR Warrants were amended to abridge the exercise periods and exercised on March 6, 2006 as described below. The terms of the amendments to the A4 Additional AIRs are disclosed in their entirety in the text of the agreements to amend additional investment right between us and each investor filed as Exhibits 4.1, 4.2, 4.3 and 4.4 to our Current Report on Form 8-K filed on March 1, 2006. The forms of the A4 Additional AIR Debentures and the A4 Additional AIR Warrants are filed as Exhibits 4.31 and 4.32, respectively, to this Report on Form 10-K.

On March 6, 2006, we agreed with the investors to accelerate the exercise dates of the A4 Additional AIR Warrants with respect to fifty percent (50%) of the shares of our common stock issuable thereunder (an aggregate of 1,600,000 shares). The A4 Additional AIR Warrants were initially exercisable on August 31, 2006. We received aggregate gross proceeds of approximately $2,000,000 in connection with the exercise of the investors’ exercise of fifty percent (50%) of the A4 Additional AIR Warrants. In consideration of such exercise, we issued additional warrants equal to 50% of the exercised A4 Additional AIR Warrants (an aggregate of 800,000 shares) (the “March Inducement Warrants”). The March Inducement Warrants have an exercise price of $3.00 per share and will be exercisable for five years from September 6, 2006. The form of the amendment to the A4 Additional AIR Warrants and the March Inducement Warrant are filed as Exhibits 4.1 and 4.2, respectively, to our Current Report on Form 8-K filed on March 7, 2006. As of July 31, 2006, all March Inducement Warrants were outstanding.

On April 17, 2006, our Board of Directors ratified the issuance to Zapfe Holdings Inc. of an aggregate of 204,465 shares of common stock and a warrant to purchase 102,232 shares of our common stock at an exercise price of $1.25 per share. We issued the stock and warrant in consideration of an investment of CAD$300,000. The warrant is exercisable until January 13, 2011. The shares of common stock and the shares of common stock issuable upon exercise of the warrant were included on a Registration Statement declared effective by the SEC on February 27, 2006. The warrant issued to Zapfe Holdings, Inc. was filed as Exhibit 4.33 to our Report on Form 10-Q filed on June 14, 2006. As of July 31, 2006, the warrant issued to Zapfe Holdings remained outstanding.

On June 1, 2006, we entered into a Securities Purchase Agreement with Cranshire, Iroquois, Smithfield and a Rockmore Investment Master Fund (“Rockmore”). Each investor purchased 853,659 restricted shares of our common stock and warrants to purchase 640,245 shares of common stock at an exercise price of $2.45 per share. The purchase price for each Unit consisting of one share and a warrant to purchase three-quarters of one share of our common stock was $2.05. Consequently, each investor paid an aggregate of $1,750,000.95, and we received aggregate gross proceeds of $7.0 million. We also granted the investors certain participation rights pursuant to which, upon any financing at any time within the next twelve months, the investors will have the right to purchase up to 100% of such financing. The exercise price of the warrants is subject to certain anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time. This transaction closed on June 2, 2006. The terms of the Securities Purchase Agreement dated June 1, 2006 and the related warrants are disclosed in their entirety in the text of the Securities Purchase Agreement and form of the related warrants filed as Exhibits 4.1 and 4.2, respectively, to our Current Report on Form 8-K filed on June 2, 2006.

On June 1, 2006, we agreed with the investors to amend the terms of outstanding warrants to purchase an aggregate of 4,364,190 shares of common stock (the "June Exercised Warrants") to accelerate their exercise periods to June 1, 2006 in exchange for the full and immediate exercise. The June Exercised Warrants included: (i) warrants to purchase an aggregate of 4,364,190 shares of our common stock with strike prices of $1.25 and $1.60 per share and exercise dates of August 28, 2006 and July 23, 2006; and (ii) warrants for 292,408 shares exercisable at $1.60 per share and warrants for 127,880 shares exercisable at $1.25 per share originally issued to Omicron which had been assigned to Rockmore. In connection with the investors’ exercise of the June Exercised Warrants, we received aggregate proceeds of approximately $6,517,945. On June 2, 2006, in consideration of the investors' exercise of the June Exercised Warrants, we issued to each investor additional warrants exercisable for a period of five years entitling the holder thereof to purchase a number of shares of common stock equal to 75% of the shares of common stock issuable upon the conversion in full (without regard to any restrictions on conversion therein contained) of the June Exercised Warrants (an aggregate of 3,273,144 shares of common stock) at an exercise price of $2.35 per share (the “June Inducement Warrants”). The terms of the warrant amendment and the June Inducement Warrant are filed as Exhibits 4.3 and 4.4, respectively, to our Current Report on Form 8-K filed on June 2, 2006.

In addition to the financing transactions described above, we received proceeds during fiscal 2006 from the exercise by Cranshire and Omicron of additional warrants issued to them in connection with the extension of the interest payment and maturity dates under their loans to us. The warrants and loans are described below under Financial Condition, Liquidity and Resources.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the fiscal year ended July 31, 2006, we engaged in several capital-raising transactions with certain of our stockholders. At July 31, 2006, we had cash and short-term investments of approximately $52.5 million, an increase of approximately $52 million from the balance as of the end of the prior fiscal year. The increase is attributable to the proceeds received in connection with warrant and additional investment right exercises and other sales of our common stock during the fiscal year ended July 31, 2006 as described below and above under the caption Developments - Financings.

At July 31, 2006, we had 6% secured convertible debentures outstanding in the aggregate principal amount of $769,231, which were issued in connection with the Securities Purchase Agreement and the amendments thereto. See the description of the “A4 Additional AIR Debentures” above under Developments - Financings for more information about the issuance of these debentures.

The outstanding debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance (May 1, 2006). Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each debenture, the principal amount outstanding under each such debenture is initially convertible into shares of our common stock at a conversion price of $1.25.

Upon the occurrence of an “Event of Default” with respect to each debenture, the full principal amount of each such debenture, together with interest and other amounts owing in respect thereof, may be accelerated at the holder’s option and payable in cash. The aggregate amount payable upon an Event of Default shall be equal to the “Mandatory Prepayment Amount.” The Mandatory Prepayment Amount for a debenture shall equal the sum of (i) the greater of: (A) 130% of the principal amount of the debentures to be prepaid, plus all accrued and unpaid interest thereon, or (B) the principal amount of the debentures to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is less, multiplied by the daily volume weighted average price of the common stock on (x) the date the Mandatory Prepayment Amount is demanded or otherwise due or (y) the date the Mandatory Prepayment Amount is paid in full, whichever is greater, and (ii) all other amounts, costs, expenses and liquidated damages due in respect of such debentures. The interest rate on the debentures will accrue at the rate of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, beginning five days after the occurrence of any Event of Default that results in the acceleration of the debentures. A late fee of 18% per annum, or such lower maximum amount of interest permitted to be charged under applicable law, will accrue on a daily basis on all overdue accrued and unpaid interest under the debentures from the due date to the date of payment.

Since November 2004, we had issued an aggregate of 20,092,540 shares of common stock resulting from the conversion and repayment of an aggregate of $16,822,520 of debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement and amendments thereto. In connection with the Securities Purchase Agreement dated June 1, 2006, we issued an aggregate of 3,414,636 shares of our restricted common stock and warrants to purchase an aggregate of 2,560,980 shares of our common stock at an exercise price of $2.45 per share.

As of July 31, 2006, warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto were exercised to purchase an aggregate of 34,285,904 shares of our common stock at varying exercise prices for an aggregate proceeds to us of $34,932,210.

All of the shares issued upon the conversion and repayment of debentures and exercise of warrants have been registered with the SEC for resale by the investors.

At July 31 2006, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Exercise Date	Expiration Date
January 26, 2006	622,226	$1.60	June 2, 2006	July 22, 2011
February 27, 2006	4,770,617	$3.00	August 27, 2006	August 27, 2011
February. 28, 2006	272,120	$1.25	August 31, 2006	August 31, 2011
March 1, 2006	800,000	$3.00	September 6, 2006	September 6, 2011
June 1, 2006	2,560,980	$2.45*	June 1, 2006	June 1, 2011
June 2, 2006	3,273,144	$2.35	June 2, 2006	June 2, 2011

*subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower

In fiscal 2006, we also extinguished our debt under certain outstanding loans as follows.

On October 19, 2005, Cranshire converted outstanding principal and accrued interest in the aggregate amount of $528,082 due under the promissory note and agreement that we entered into on March 28, 2005 into 644,003 shares of our common stock. On October 27, 2005, Omicron converted outstanding principal and accrued interest in the aggregate amount of $105,644 due under the promissory note and agreement that we entered into on April 6, 2005 into 128,834 shares of common stock. Pursuant to the terms of the notes, the outstanding principal balances and any accrued but unpaid interest thereon was due and payable on May 15, 2005 to the extent that Cranshire and Omicron had not exercised their respective conversion rights under the notes. On April 28, 2005, as additional consideration for the loans from Cranshire and Omicron, we issued Cranshire a warrant to purchase an aggregate of 1,219,512 shares of our common stock at a per share price of $0.82 and issued Omicron a warrant to purchase an aggregate of 243,902 shares of our common stock at a per share price of $0.82.

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

In October and November 2005, Cranshire exercised the outstanding warrants previously issued to it in connection with its note for aggregate proceeds to us of approximately $3,000,000. On December 9, 2005, in consideration thereof, we issued to Cranshire a five-year warrant to purchase an aggregate of 1,829,268 shares of our common stock at $1.25 per share. Cranshire exercised its warrant to purchase 1,829,268 shares of our common stock on February 27, 2006. In consideration of the exercise of this warrant, we issued Cranshire a warrant to purchase 914,634 shares of our common stock. We issued Cranshire additional warrants in consideration of its exercise of other outstanding warrants on February 27, 2006 as described above under Developments - Financings.

On February 27, 2006, Omicron exercised one of its warrants previously issued to it in connection with its note pursuant to which it purchased an aggregate of 243,902 shares of our common stock for $200,000. In consideration of such exercise, we issued to Omicron a five-year warrant to purchase an aggregate of 121,951 shares of our common stock at $3 per share. Prior thereto, Omicron had voluntarily exercised all of its other warrants previously issued to it in connection with its note for no additional consideration.

On June 13, 2006, we filed a certificate of elimination with the Secretary of State of the State of Delaware to eliminate from our certificate of incorporation all references to our Series A Preferred Stock. Prior thereto, there were 1,512 shares of our preferred stock designated as Series A Preferred Stock in accordance with the certificate of designation relating thereto, but there were no outstanding shares of the Series A Preferred Stock. With the elimination of the Series A Preferred Stock, we will treat the shares of preferred stock previously designated as Series A Preferred Stock as authorized but unissued preferred stock that may be issued from time to time in one or more series with such designations, preferences, powers and relative participating, optional or other special rights and qualifications, limitations or restrictions thereof, as shall be stated in the resolutions adopted by our Board of Directors providing for the designation and creation of such series of preferred stock.

We restated our certificate of incorporation (the “Restated Certificate of Incorporation”) to reflect the certificate of elimination and the increase in the number of authorized shares of our common stock to (from 150,000,000 to 500,000,000 shares) as approved by our stockholders at our Annual Meeting held on May 30, 2006. We filed the Restated Certificate of Incorporation with the Secretary of State of the State of Delaware on June 13, 2006, and it became effective as of that such date.

As of July 31, 2006, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next 12 months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. While we have generally been able to raise equity capital as required, our cash balances were very low during parts of 2005 and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to "scale back" or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Contractual Obligations

Payments Due by Period

Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,805,394	1,197,290	1,385,850	1,222,254	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	85,179	36,069	47,780	1,330	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$3,890,573	$1,233,359	$1,433,630	$1,223,584	$0

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

On December 9, 2005, our Board of Directors also approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005.

On December 9, 2005, our Board of Directors also approved the grant to Ms. Perri of a right of first refusal in respect of any sale, transfer, assignment or other disposition of either or both real properties municipally known as 1740 Sismet Road, Mississauga, Ontario and 98 Stafford Drive, Brampton, Ontario (collectively, the “Properties”). We granted Ms. Perri this right in recognition of the fair market value transfer to us during the fiscal year ended July 31, 1998 by Ms. Perri (or parties related to her) of the Properties.

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2006 and 2005 we paid the management company approximately $46,113 and $44,024, respectively, in management fees.

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123(R), including interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement SFAS 123(R) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of SFAS 123(R) and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note 2 - "Stock Based Compensation" for further information and the required disclosures under SFAS 123(R) and SAB 107, including the impact of the implementation on our results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29." The statement addresses the measurement of exchanges of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets and replaces it with an exception for exchanges that do not have commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of this statement did not have a significant impact on our consolidated results of operations or financial position.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets, “to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. We are currently evaluating the impact of adopting this statement.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets,” to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. We are currently evaluating the impact of adopting this statement.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of adopting this statement.
In July 2006, the FASB published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company does not expect that the adoption of FIN No. 48 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We are currently evaluating the impact of adopting this statement.

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

As of July 31, 2006, we have fixed rate debt totaling $3,036,163. This amount consists of the following:

Loan Amount	Interest Rate per Annum
426,725	6.82%
264,579	6.82%
645,897	7.60%
353,600	8.50%
206,210	10%
1,139,152	6.07%
3,036,163	Total

These debt instruments mature from August 2006 through June 2011. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

Item 8.  Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

PAGE
Report of Independent Registered Public Accounting Firms	45 - 47

Consolidated Balance Sheets July 31, 2006 and 2005	48

Consolidated Statements of Operations For the Years Ended July 31, 2006, 2005 and 2004 and Cumulative From Inception to July 31, 2006	49

Consolidated Statements of Changes in Stockholders’ Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2006	50-66

Consolidated Statements of Cash Flows For the Years Ended July 31, 2006, 2005 and 2004 and Cumulative From Inception to July 31, 2006	67-68

Notes to Consolidated Financial Statements	69-102

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation (a development stage company) as of July 31, 2006 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended July 31, 2006. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit. We did not audit the consolidated financial statements of Generex Biotechnology Corporation for the period from November 2, 1995 (date of inception) to July 31, 2005. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from November 2, 1995 (date of inception) to July 31, 2005, included in cumulative totals, is based solely upon the reports of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2006, and the results of its operations and its cash flows for year ended July 31, 2006 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2006 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Furthermore, in our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statements of Financial Accounting Standards No. 123(R), “Share-Based Payments,” effective August 1, 2005.

Our audit was conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and in our opinion, is fairly stated when considered in relation to the basic consolidated financial statements taken as a whole.

/s/ Danziger & Hochman
Toronto, Ontario
September 29, 2006

Report of Independent Registered Public Accounting Firm

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation (a development stage company) as of July 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended July 31, 2005. We have also audited the Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation (a development stage company) at July 31, 2005 and the results of its operations and its cash flows for each of the two years in the period ended July 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Dunwoody LLP
Toronto, Ontario
September 30, 2005

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2006	July 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$38,208,493	$586,530
Restricted cash	—	204,734
Short-term investments	14,372,653	—
Other current assets	237,752	165,586
Deferred debt issuance costs	—	337,798
Total Current Assets	52,818,898	1,294,648

Property and Equipment, Net	2,585,744	3,976,742
Assets Held for Investment, Net	3,602,773	2,371,749
Patents, Net	5,097,827	5,443,094
Due From Related Party	—	379,612

TOTAL ASSETS	$64,105,242	$13,465,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,444,790	$2,410,846
Short-term advance	—	325,179
Current maturities of long-term debt	428,059	2,571,530
Convertible Debentures, Net of Debt Discount of $608,737 and
$2,108,459 at July 31, 2006 and 2005, respectively	160,494	1,314,926
Total Current Liabilities	6,033,343	6,622,481

Long-Term Debt, Net	2,608,105	716,361

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
July 31, 2006 and 2005	1	1
Common stock, $.001 par value; authorized 500,000,000 shares at
July 31, 2006 and 2005; 107,398,360 and 41,933,898 shares
issued and outstanding, respectively	107,397	41,935
Additional paid-in capital	243,097,627	126,044,326
Deficit accumulated during the development stage	(188,495,312)	(120,528,108)
Accumulated other comprehensive income	754,081	568,849
Total Stockholders’ Equity	55,463,794	6,127,003

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$64,105,242	$13,465,845

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,			Cumulative From November 2, 1995 (Date of Inception) to July 31,
	2006	2005	2004	2006
Revenues	$175,000	$392,112	$627,184	$2,194,296

Operating Expenses:
Research and development	6,191,528	7,750,731	8,522,984	61,109,973
Research and development -
related party	—	—	—	220,218
General and administrative	12,689,455	11,199,802	10,669,541	78,140,569
General and administrative -
related party	—	—	—	314,328
Total Operating Expenses	18,880,983	18,950,533	19,192,525	139,785,088

Operating Loss	(18,705,983)	(18,558,421)	(18,565,341)	(137,590,792)

Other Income (Expense):
Miscellaneous income (expense)	500	70,345	(3,593)	196,193
Income from Rental Operations, net	114,687	110,326	73,560	319,363
Interest income	767,598	22,868	249,264	4,162,078
Interest expense	(37,593,441)	(4,300,512)	(116,473)	(42,428,376)
Loss on extinguishment of debt	(12,550,565)	(1,346,341)	—	(13,896,906)

Net Loss Before Undernoted	(67,967,204)	(24,001,735)	(18,362,583)	(189,238,440)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(67,967,204)	(24,001,735)	(18,362,583)	(186,200,255)

Preferred Stock Dividend	—	—	810,003	2,295,057

Net Loss Available to Common
Shareholders	$(67,967,204)	$(24,001,735)	$(19,172,586)	$(188,495,312)

Basic and Diluted Net Loss Per
Common Share	$(.90)	$(.66)	$(.64)

Weighted Average Number of Shares
of Common Stock Outstanding	75,416,234	36,537,318	30,167,535

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance November 2, 1995
(Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash, February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash, February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash, March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash, April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash, May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash, May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash, May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash, July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777		-	-	13,383
Issuance of common stock for cash, July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash, July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash, July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624
Issuance of common stock for cash, September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash, December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash, January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash, March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash, May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash, May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash, May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash, June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash, June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash, June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash, June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash, July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998 reverse merger between GBC-Delaware, Inc. and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March 1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April 1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May 1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June 1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June 1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services, Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issance of warrants in conjunction with financing, Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issance of warrants in conjunction with convertible debtentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible debtentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004 $25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of $143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issance of warrants in conjunction with convertible debtentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible debtentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issance of warrants in conjunction with convertible debtentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible debtentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

Issuance of common stock in satisfaction of accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of $300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of $410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issance of common stock in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issance of warrants in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issance of warrants in conjunction with convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible debtentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of $190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures, July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services, July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2006

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of $504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of $286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of $457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of $211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of $150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of $457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of $307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of $300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of $500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of $113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of $297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945

The Notes to Consolidated Financial Statements are an integral part of these statements.

Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of $100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000, October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exersise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exersise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of $42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of $230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of $1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of $4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing, $3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exersise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of $82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of $617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing, $4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000, January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exersise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of $850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation, December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of $950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exersise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of $1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of $2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of $500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of $200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of $384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock in exchange for the services rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exersise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of $307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of $423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of $923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exersise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Year Ended July 31,			to July 31,
	2006	2005	2004	2006
Cash Flows From Operating Activities:
Net loss	$(67,967,204)	$(24,001,735)	$(18,362,583)	$(186,200,255)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,134,676	1,103,948	1,014,572	4,715,856
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	391,103	—	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	73,699	66,952	—	149,785
Loss on disposal of property and equipment	911	—	—	911
Loss on extinguishment of debt	12,550,565	1,346,341	—	13,896,906
Common stock issued as employee compensation	1,545,504	—	—	1,545,504
Common stock issued for services rendered	515,039	1,131,452	1,359,973	5,301,303
Amortization of prepaid services in conjunction with common stock issuance	138,375	—	—	138,375
Non-cash compensation expense	—	—	45,390	45,390
Stock options and warrants issued for services rendered	172,450	547,755	178,433	7,006,323
Issuance of warrants as additional exercise right inducement	21,437,909	—	—	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	(138,000)	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	1,234,772	248,107	—	1,482,879
Amortization of discount on convertible debentures	14,586,879	3,734,811	—	18,321,690
Common stock issued as interest payment on convertible debentures	191,747	76,996	—	268,743
Interest on short-term advance	13,524	—	—	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	7,974	105,300	—	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Miscellaneous receivables	—	—	—	43,812
Other current assets	9,596	731,656	(538,795)	(102,645)
Accounts payable and accrued expenses	3,780,168	3,255,169	421,052	9,645,919
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(10,573,416)	(11,400,145)	(15,881,958)	(100,657,212)
Cash Flows From Investing Activities:
Purchase of property and equipment	(149,991)	(63,735)	(646,383)	(4,442,707)
Costs incurred for patents	(114,010)	(193,429)	(285,350)	(1,608,996)
Change in restricted cash	216,868	19,333	(7,246)	45,872
Proceeds from maturity of short term investments	8,600,000	—	7,000,854	135,287,046
Purchases of short-term investments	(22,972,653)	—	(4,638,783)	(149,659,699)
Cash received in conjunction with merger	—	—	82,232	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	(29,639)	395,889	(395,889)	(506,833)
Change in notes receivable - common stock	—	(6,300)	(24,805)	(91,103)
Change in due from related parties	—	—	32,807	(2,222,390)
Other, net	—	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(14,449,425)	151,758	1,085,437	(24,185,052)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Year Ended July 31,			to July 31,
	2006	2005	2004	2006
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	325,179	—	325,179
Repayment of short-term advance	(347,369)	—	—	(347,369)
Proceeds from issuance of long-term debt	35,461	815,832	161,167	2,005,609
Repayment of long-term debt	(572,280)	(98,447)	(73,140)	(1,779,218)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	39,337,065	—	—	43,890,049
Proceeds from exercise of stock options	3,241,755	—	126,640	4,252,195
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Proceeds from issuance of convertible debentures, net	13,955,000	6,299,930	—	20,254,930
Repayments of convertible debentures	—	(461,358)	—	(461,358)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	7,000,004	—	7,154,739	80,283,719
Purchase and retirement of common stock	—	—	—	(119,066)
Net Cash Provided by Financing Activities	62,649,636	6,881,136	7,369,406	163,028,527
Effect of Exchange Rates on Cash	(4,832)	3,362	20,956	22,230
Net Increase (Decrease) in Cash and Cash Equivalents	37,621,963	(4,363,889)	(7,406,159)	38,208,493
Cash and Cash Equivalents, Beginning of Period	586,530	4,950,419	12,356,578	—
Cash and Cash Equivalents, End of Period	$38,208,493	$586,530	$4,950,419	$38,208,493

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

The Company is a development stage company, which has a limited history of operations and has not generated any revenues from operations prior to the acquisition of Antigen (see Note 3) with the exception of the $1 million received in conjunction with the execution of a development agreement. Subsequent to the acquisition of Antigen, the Company has grant revenue from government agencies related to Antigen’s operations. During the year ended July 31, 2005, the Company received $50,000 in conjunction with the execution of a licensing agreement (see Note 10). The Company has no products approved for commercial sale at the present time with the exception of its oral insulin formulation which was approved for commercial sale in Ecuador in early May 2005; however, the Company has not made any sales during the years ended July 31, 2006, 2005 and 2004. The Company’s product candidates are in research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries where the Company ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interests. Effective December 17, 2004, the Company’s ownership in all consolidated subsidiaries is 100 percent (see Note 20). All significant intercompany transactions and balances have been eliminated.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Short-Term Investments
Short-term investments consist primarily of short-term U.S. term deposits with original maturities of between three to twelve months. These short-term notes are classified as held to maturity and are valued at amortized cost. At July 31, 2006, the cost of the investments approximated market value.

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

Patents
Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price attributed to patents paid upon the acquisition of Antigen in August 2003.  When patents reach a mature stage any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line method over the related patent term.  As patents are abandoned, the net book value of the patent is written off.

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of patents under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result form the use and eventual disposal of the asset.

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

Included in miscellaneous income are fees received under licensing agreements. Nonrefundable fees received under licensing agreements are recognized as revenue when received if the Company has no continuing obligations to the other party.

Rental income is recognized as revenue in the period lease payments are due.

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

Stock-Based Compensation
Prior to August 1, 2005, the Company accounted for the share-based compensation granted under its stock incentive plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations ("APB 25"). In accordance with APB 25, the Company used the intrinsic-value method of accounting for stock option awards to employees and accordingly did not recognize compensation expense for its stock option awards to employees in its consolidated statement of operations prior to August 1, 2005, as all option exercise prices were equal to the fair market value of the Company stock on the date the options were granted. Effective August 1, 2005, the Company implemented the fair value recognition provisions of Financial Accounting Standards Board (FASB) Statement No. 123 (revised 2004) ("SFAS 123 (R)"), "Share Based Payment," which is a revision of SFAS No. 123, "Accounting for Stock Based Compensation," and Securities and Exchange Commission Staff Accounting Bulletin 107 (“SAB 107”) for all share-based compensation that was not vested as of July 31, 2005.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Stock-Based Compensation (Continued)
Prior to August 1, 2005, in connection with the termination of certain employees, the Company repriced 1,240,000 options. The repriced options were accounted for under variable accounting and compensation cost was recognized for the difference between the exercise price and the market price of the common shares until such options were exercised, expired or forfeited. During the years ended July 31, 2005 and 2004, the Company recognized $-0- and $45,390 of compensation expense in connection with these options, respectively.

The following table illustrates the pro forma effect on net income and earnings per share for the years ended July 31, 2005 and 2004, assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such periods.

	For the Years Ended July 31,
	2005	2004
Net Loss Available to Common
Stockholders, as Reported	$(24,001,735)	$(19,172,586)

Add: Total Stock-Based Employee
Compensation Expense Included
In Reported Net Loss	—	(45,930)

Deduct: Total Stock-Based Employee
Compensation Expense Determined
Under Fair Value Based Method	2,199,300	1,786,920

Pro Forma Net Loss Available
to Common Stockholders	$(26,201,035)	$(20,913,576)

Loss Per Share:
Basic and diluted, as reported	$(0.66)	$(0.64)
Basic and diluted, pro forma	$(0.72)	$(0.69)

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends
July 31, 2005	2.32%	5.00	1.0215	—
July 31, 2004	1.00%	5.01	1.0604	—

The weighted average fair value of the Company’s stock options calculated using the Black-Scholes option-pricing model for options granted during the years ended July 31, 2005 and 2004 was $0.59 and $1.24 per share, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Stock-Based Compensation (Continued)
A summary of option activity under the Plans as of July 31, 2006 and changes during the year then ended is presented below:

		Weighted	Weighted
	Number of	Average	Average	Aggregate
	Stock	Exercise	Remaining	Intrinsic
	Options	Price	Life (Years)	Value
Outstanding - August 1, 2005	11,607,269	$1.51
Granted	—	—
Cancelled	755,000	5.97
Exercised	2,422,672	1.37
Outstanding - July 31, 2006	8,429,597	$1.15	2.76	$5,401,738
Exercisable - July 31, 2006	8,429,597	$1.15	2.76	$5,401,738

	For the Year Ended July 31,
	2006	2005	2004

Weighted Average Grant Date Fair Value
of Options Granted	$—	$0.59	$1.24
Aggregate Intrinsic Value of Options
Exercised	$3,499,814	$—	$38,326
Cash Received for Exercise of Stock Options	$3,241,755	$—	$126,640

In the event the Company utilizes equity instruments to acquire goods or services in share-based payment transactions, the fair value of the equity instrument is recorded in the statement of operations, in the underlying expense, and stockholders’ equity.

The implementation of the provisions of SFAS 123(R) and SAB 107 during the year ended July 31, 2006 did not have a material impact on the Company’s cash flow from operations or cash flow from financing activities.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

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

Financial Instruments
The carrying values cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Due from related party approximated its fair value as it was due on demand. Long-term debt and convertible debentures approximates their fair value based upon the borrowing rates available for the nature of the underlying debt.

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

Effects of Recent Accounting Pronouncements
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment" ("SFAS 123(R)"), which requires all companies to measure compensation cost for all share-based payments (including employee stock options) at fair value and to recognize cost over the vesting period. In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"). SAB 107 provides the SEC staff position regarding the application of SFAS 123(R), including interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations, and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. SAB 107 highlights the importance of disclosures made related to the accounting for share-based payment transactions. In April 2005, the SEC announced that companies may implement SFAS 123(R) at the beginning of their next fiscal year beginning after June 15, 2005, or December 15, 2005 for small business issuers. The Company implemented the provisions of SFAS 123(R) and SAB 107 in the first quarter of fiscal 2006 using the modified-prospective method, and it did not have a material impact on our financial position or cash flows. See Note 2 - "Stock Based Compensation" for further information and the required disclosures under SFAS 123(R) and SAB 107, including the impact of the implementation on our results of operations.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, Accounting for the Impairment or Disposal of Long-Lived Assets, to allow a qualifying special-purpose entity (SPE) to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, with earlier application allowed. The Company does not expect that the adoption of SFAS No. 155 will have a significant impact on the consolidated results of operations or financial position of the Company.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”, to simplify accounting for separately recognized servicing assets and servicing liabilities. SFAS No. 156 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 applies to all separately recognized servicing assets and servicing liabilities acquired of issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, although early adoption is permitted. The Company does not expect that the adoption of SFAS No. 156 will have a significant impact on the consolidated results of operations or financial position of the Company.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Effects of Recent Accounting Pronouncements (Continued)

In July 2006, FASB has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted.  The Company does not expect that the adoption of FIN No. 48 will have a significant impact on the consolidated results of operations or financial position of the Company.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,”  to eliminate the diversity in practice that exists due to the different definitions of fair value and the limited guidance for applying those definitions in GAAP that are dispersed among the many accounting pronouncements that require fair value measurements. SFAS No. 157 retains the exchange price notion in earlier definitions of fair value, but clarifies that the exchange price is the price in an orderly transaction between market participants to sell an asset or liability in the principal or most advantageous market for the asset or liability. Moreover, the SFAS states that the transaction is hypothetical at the measurement date, considered from the perspective of the market participant who holds the asset or liability. Consequently, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price), as opposed to the price that would be paid to acquire the asset or received to assume the liability at the measurement date (an entry price).

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 2 - Summary of Significant Accounting Policies (Continued):

Effects of Recent Accounting Pronouncements (Continued)

In September 2006, the FASB issued “Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)”, which will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Under past accounting standards, the funded status of an employer’s postretirement benefit plan (i.e., the difference between the plan assets and obligations) was not always completely reported in the balance sheet. Past standards only required an employer to disclose the complete funded status of its plans in the notes to the financial statements. SFAS No. 158 applies to plan sponsors that are public and private companies and nongovernmental not-for-profit organizations. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that the adoption of SFAS No. 158 will have a significant impact on the consolidated results of operations or financial position of the Company.

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

The Merger Agreement provided that each holder of Antigen common stock and each holder of each of the four outstanding series of Antigen preferred stock received shares of the Company’s common stock, par value $0.001 per share, for each share of Antigen common stock or preferred stock held by such holder. The Merger Agreement established exchange rates for the conversion of Antigen common and the various series of preferred stock into the Company’s common stock. An aggregate of 2,779,974 shares of the Company’s common stock was issued to the former Antigen stockholders in connection with the Merger. These shares were valued based upon the average trading price as quoted on the NASDAQ for the five days prior and subsequent to the announcement of the acquisition for a total of $4,645,059 or $1.6709 per share. In addition, pursuant to the Merger Agreement, the Company assumed Antigen common stock purchase options with a fair value of $152,300 which was included in the purchase price. The option holders received 105,000 shares of the Company’s common stock.

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

The following unaudited pro forma financial information assumes that the acquisition consummated in 2004 had occurred as of the beginning of each period:

July 31,
2004
Total Revenue	$627,184
Net Loss Available to Common Stockholders	$19,172,586
Basic and Diluted Net Loss per Common Share	$(0.64)

Note 4 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2006	2005
Land	$201,075	$367,478
Buildings and Improvements	1,274,448	2,325,813
Furniture and Fixtures	91,151	87,524
Office Equipment	151,684	141,209
Lab Equipment	4,046,520	3,763,869
Total Property and Equipment	5,764,878	6,685,893
Less Accumulated Depreciation	3,179,134	2,709,151
Property and Equipment, Net	$2,585,744	$3,976,742

Depreciation expense amounted to $605,657, $631,134 and $575,709 for the years ended July 31, 2006, 2005 and 2004, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Property and Equipment (Continued):

On August 1, 2005, the Company reclassified certain land and building and building improvements classified as property and equipment to property held for investment. At July 31, 2005, the aggregate cost and related accumulated depreciation reclassified was as follows:

Land	$181,507
Buildings and Improvements	1,147,093
Total Property and Equipment Reclassified	1,328,600
Less Accumulated Depreciation	255,851
Property and Equipment, Net Reclassified	$1,072,749

Such reclassification had no effect on the consolidated statements of activities as previously reported.

Note 5 - Property Held for Investment, Net:

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2006	2005
Assets Held For Investment	$4,227,871	$2,581,703
Less: Accumulated Depreciation	625,098	209,954
Assets Held For Investment, Net	$3,602,773	$2,371,749

Depreciation expense amounted to $125,366, $73,077 and $59,715 for the years ended July 31, 2006, 2005 and 2004, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $464,150, $315,514 and $237,040 of rental income and $349,463, $205,188 and $163,480 of rental expenses, including interest charges of $121,834, $75,531 and $49,693, for the years ended July 31, 2006, 2005 and 2004, respectively.

On August 1, 2005, the Company reclassified certain land and building and building improvements classified as property and equipment to property held for investment (see Note 5).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 6 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2006	2005

Patents	$6,380,006	$6,338,104

Less: Accumulated Amortization	1,282,179	895,010

Patents, Net	$5,097,827	$5,443,094

Weighted Average Life	13.7 years	15.1 years

Amortization expense amounted to $403,654, $399,737 and $377,719 for the years ended July 31, 2006, 2005 and 2004, respectively. Amortization expense is expected to be approximately $403,000 per year for the years ended July 31, 2007 through 2011. During the years ended July 31, 2006, 2005 and 2004, the Company wrote off approximately $74,000, $67,000 and $-0- of net book value of patents to general and administrative expenses, respectively.

Note 7 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $64,252,188, $20,937,976 and $15,357,321 for the years ended July 31, 2006, 2005 and 2004, respectively. Pretax losses arising from foreign operations (Canada and Bermuda) were $3,715,016, $3,063,759 and $3,815,265 for the years ended July 31, 2006, 2005 and 2004, respectively. As of July 31, 2006, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $110,137,748, which expire in 2014 through 2026, and in Generex Pharmaceuticals Inc. of approximately $28,696,311, which expire in 2007 through 2012. These loss carryforwards are subject to limitation in future years should certain ownership changes occur.

For the years ended July 31, 2006, and 2005, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2006	2005
Deferred Tax Assets:
Net operating loss carryforwards	$47,811,943	$32,989,041
Other timing difference	2,660,938	3,567,485
Total Deferred Tax Assets	50,472,881	36,556,526

Valuation Allowance	(48,991,563)	(34,950,200)

Deferred Tax Liabilities
Intangible assets	(1,347,468)	(1,449,881)
Other timing difference	(133,850)	(156,445)
Total Deferred Tax Liabilities	(1,481,318)	(1,606,326)

Net Deferred Income Taxes	$—	$—

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7 - Income Taxes (Continued):

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:

Imputed interest income on intercompany receivables
from foreign subsidiaries	—	—	1.6
Nondeductible items	7.0	3.0	1.8
Other	6.0	—	—
Change in valuation allowance	21.0	31.0	30.6

Effective tax rate	—%	—%	—%

Note 8 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2006	2005

Accounts Payable	$624,543	$641,784
Research and Development	696,769	338,693
Accrued Legal and Settlements	210,672	618,710
Termination Agreements and Severance Pay	176,800	265,720
Audit and Accounting	202,679	274,627
Executive Compensation	2,121,389	271,312
Financial Services	1,411,938	—
Total	$5,444,790	$2,410,846

Note 9 - Short-Term Advance:

On March 30, 2005, the Company entered into an agreement with an affiliated party to provide the Company with approximately $325,200 in funding. The funds were designated to assist the Company in satisfying its obligations under the terms of the first $4,000,000 convertible debenture agreements. The Company was obligated to repay the advance, without interest, in three equal installments on October 1, 2005, November 1, 2005 and December 1, 2005. Upon failure to repay any installment when due, all amounts become payable on demand and interest on such unpaid amounts will accrue interest at the rate of 8 percent per annum. The Company did not make the required installments, therefore, has accrued interest in the amount of $22,190. During March 2006, the Company has repaid the short-term advance together with accrued interest in the amount of $347,369.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities:

Consulting Services

The Company’s Consulting Agreement with its Vice President of Research and Development (the V.P.), as amended and supplemented, would continue through July 31, 2010 subject to termination without cause by the V.P. or the Company at any time after January 31, 2003 upon 12 months prior written notice would. The Consulting Agreement provided for an annual base compensation of $250,000 per year (starting August 1, 2000), subject to annual increases. In addition, the Consulting Agreement provided for certain bonus compensation to be paid to the V.P. for achievement of certain milestones under the Company’s development agreements with pharmaceutical companies. The Consulting Agreement also provided for the V.P. to be granted options to purchase 150,000 shares of common stock for 10 fiscal years, starting with the 2001 fiscal year. The options were required to be granted under option plans approved by the Company’s stockholders.

On August 26, 2004, the Vice President of Research and Development resigned from his position as an officer of the Company and gave notice of termination to the Company. The Consulting Agreement between the V.P. and the Company terminated effective August 25, 2005.

Leases

The Company has entered into various operating lease agreements for the use of vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2006 are as follows:

Year	Amount

2007	$36,069
2008	24,582
2009	23,198
2010	1,330
2011 and thereafter	—
Total Minimum Lease Payments	$85,179

Lease expense amounted to $38,741, $37,400 and $40,239 for the years ended July 31, 2006, 2005 and 2004, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

Rental Operations

The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2006:

Year	Amount

2007	$22,379
2008	6,774
2009	6,774
2010	2,823
Thereafter	—
Total	$38,750

Property Held for Investment

The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2006:

Year	Amount

2007	$289,418
2008	180,184
2009	60,465
2010	3,551
Thereafter	—
Total	$533,618

Supply Agreements

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

On November 5, 2003, the Company entered into a Bulk Supply Agreement with a pharmaceutical company for the sale of human insulin crystals to the Company over a three year period. The Bulk Supply Agreement established purchase prices, minimum purchase requirements, maximum amounts which may be purchased in each year and a non-refundable prepayment of $1,500,000 to be applied against amounts due for purchases. The prepayment was expensed as purchases were made. As of July 31, 2006 and 2005, $-0-, is included in other current assets.

The Company has a supply agreement with Cardinal Health Pharmaceutical Development whereby the Company will perform a technical transfer for the production of Oral-lyn™ drug product for use in the Company’s Phase III clinical trials and/or studies. The anticipated project timeline is seven months and billed over the term of the project. Either party may terminate the agreement, or any portion thereof, by providing forty-five days written notice.

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

Employment Agreements

As of July 31, 2006, the Company has an employment agreement with an executive expiring March 2008, whereby the Company is required to pay an annual base salary of $250,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2006, the Company has an employment agreement with an executive expiring March 2008, whereby the Company is required to pay an annual base salary of $200,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2006, the Company has employment agreements with its President, Chief Executive Officer and its Chief Operating Officer, Chief Financial Officer expiring December 2010, whereby the Company is required to pay an annual base salary of $425,000 and $325,000, respectively, and bonuses at the discretion of the Compensation Committee of the Board of Directors. The agreements require six months notice of non-renewal, otherwise, the agreements will become one of indefinite term requiring six months notice of termination. In the event either agreement is terminated, by reason other than cause, death or disability, voluntary termination, or expiration of the term, the Company may be required to pay the executive the greater of five times base salary at date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination. As of July 31, 2006, the terms of the agreements have been approved by the Board of Directors, however, the agreements in their final form have not been signed.

As of July 31, 2006, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $296,500 to the three employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Commitments and Contingent Liabilities (Continued):

License Agreements (Continued)

On June 15, 2005 the Company entered into a five-year product licensing and distribution agreement with MedGen Corp. (MedGen) for assistance in the application to the Lebanese Ministry of Public Health seeking approval for the commercial sale of Oral-lyn™. The agreement also sets forth terms including product registration, manufacturing marketing and promotion, selling price and payment and minimum purchase obligations.

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

Termination Agreements

On March 9, 2004, the Company entered into a Memorandum of Agreement as a result of the termination of one of its employees whereby the Company has committed to pay approximately $508,300 ($575,000 Canadian dollars), the unpaid portion of approximately $176,000 ($200,000 Canadian dollars) is included in accounts payable and accrued expenses at July 31, 2006, and issue options to purchase 450,000 shares of common stock at an exercise price of $1.47.

On December 17, 2004, the Company and Elan International Services, Ltd. (EIS) agreed to terminate their joint venture through Generex (Bermuda) Ltd. EIS has agreed to transfer all shares of capital stock or Generex (Bermuda) owned by it to the Company (see Note 20).

Collaboration Agreements

The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the Parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. The agreement includes certain milestone payments required of the Company upon Fertin’s completion of various development phases. The Company is required to pay all development costs related to the development of the product together with royalty payments amounting to five percent of the sale or licensing of the products. In lieu of receiving reimbursement for development costs, Fertin, at its discretion and upon written notice, may elect to receive royalty payments amounting to twenty-five percent of the sale or licensing of the products. The agreement shall remain in effect ten years from the date of market introduction and commercial sale. Either party may terminate the agreement by providing sixty days written notice.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Related Party Transactions:

The amount due from a related party at July 31, exclusive of the officers’ loans receivable, is as follows:

EBI, Inc.

Beginning Balance, August 1, 2004	$349,294
Effect of Foreign Currency Translation Adjustments	30,318
Ending Balance, July 31, 2005	379,612
Effect of Foreign Current Transaction Adjustment	36,216
Offset of receivable against liability	(415,828)
Ending Balance, July 31, 2006	$—

This amount, which was due from EBI, Inc., is a shareholder of the Company and is controlled by the estate of the Company’s former Chairman of the Board. During April 2006, the Company and EBI, Inc. have agreed to offset the amount due to the Company in exchange for executive compensation due to the sole beneficiary of the estate of the Company’s former Chairman of the Board.

The Company estimates the following additional amounts would have been recorded if such transaction was consummated under arms-length agreements:

	For the Years Ended July 31,
	2006	2005	2004
Interest Income	$14,288	$15,854	$19,012

The interest income amounts were computed at estimated prevailing rates based on the average receivable balance outstanding during the periods reflected.

During the years ended July 31, 2006, 2005 and 2004, the Company’s three senior officers, who are also shareholders of the Company, were compensated indirectly by the Company through management services contracts between the Company and management firms of which they are owners. The amounts paid to these management firms amounted to $847,354, $183,319, and $927,523 for the years ended July 31, 2006, 2005 and 2004, respectively.

See Note 10 for a discussion of the consulting agreement with the Company’s Vice President of Research and Development.

The Company utilizes a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s senior officers and the estate of the Company’s former Chairman of the Board. For the years ended July 31, 2006, 2005 and 2004, the Company has paid the management company $46,113, $44,024 and $40,180, respectively, in management fees.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2006	2005
Mortgage payable - interest at 4.924 percent per annum, monthly principal and interest payments of $1,655, final payment due June 2011, secured by real property located at 98 Stafford Drive, Brampton, ON	$264,579	$252,830

Mortgage payable - interest at 16.5 percent per annum, monthly principal payments of $8,176 plus interest, final payment due May 2006	—	310,688

Mortgage payable - interest at 4.913 percent per annum, monthly principal and interest payments of $2,667, final payment due June 2011, secured by real property located at 1740 Sismet Road, Mississauga, ON	426,725	407,790

Mortgage payable - interest at 7.6 percent per annum, monthly payments of principal and interest of $6,038, final payment due May 2010, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	645,898	612,524

Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $2,617, final payment due November 2008, secured by real property located at 11 Carlaw Avenue, Toronto, Canada	206,209	197,353

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,316, principal payment due August 2006, secured by real property located at 11 Carlaw Avenue, Toronto, Canada (see Note 22)	353,600	327,040

Demand Term Loan payable - interest at 5.8 percent per annum, monthly principal and interest payments of $5,451, final payment due November 2005	—	790,337

Mortgage payable - interest at 6.07 percent per annum, monthly interest payments of $9,315, principal due March 2009, secured by secondary rights to real property located at 11 Carlaw Avenue, Toronto, Canada	1,139,153	408,800

Total Debt	3,036,164	3,307,362

Less Loan Origination Fees, Net	—	19,471

Total Debt, Net of Loan Origination Fees	3,036,164	3,287,891

Less Current Maturities of Long-Term Debt	428,059	2,571,530

Total Long-Term Debt	$2,608,105	$716,361

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Long-Term Debt (Continued):

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount
2007	$428,059
2008	79,774
2009	1,306,075
2010	614,805
2011	607,451
Thereafter	—
Total	$3,036,164

Note 13 - Convertible Debentures:

During the years ended July 31, 2006 and 2005, the Company entered into with convertible promissory notes (“convertible debentures”) with accredited investors. The convertible debentures were convertible into shares of the Company's common stock at a price as stipulated in each agreement, required the issuance of warrants to the investor in conjunction with the transaction in accordance with the warrant terms in the individual debenture agreement and 100% additional investment right (with the exception of the 1st $500,000, $100,000 and 3rd $4,000,000 debentures) exercisable for up to twelve months following the effective date of the registration statement with respect to the transaction.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27. (see Note 2) The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

	Debenture
	1st $4,000,000	1st $500,000	$100,000
Date Issued	12/2004	3/2005	4/2005
Promissory Note Amount	$1,000,000	$500,000	$100,000
# of Promissory Notes	4	1	1
Terms	(A )	(E )	(E )
Conversion Price	$0.82	$0.82	$0.82

Gross Proceeds	$4,000,000	$500,000	$100,000
Issuance Costs Paid in Cash	$300,070	$—	$—
Issuance Costs Paid in Common Stock	$—	$—	$—
Shares of Common Stock	—	—	—
Issuance Costs Paid in Warrants	145,000	—	—
Warrant Exercise Price	$0.91	n/a	n/a
Warrant Fair Value (WFV)	$89,900	n/a	n/a
Black Scholes Model Assumptions	(B1)	n/a	n/a
Total Issuance Costs (C)	$389,970	$—	$—
Amortization of Issuance Costs as
Non-cash Interest Expense	$389,970	$—	$—

Net Cash Proceeds	$3,699,930	$500,000	$100,000
Warrants Issued to Investor	4,878,048	1,219,512	243,902
Warrant Exercise Price	$0.91	$0.82	$0.82
Warrant Fair Value (WFV)	$1,722,222	$245,521	$49,104
Black Scholes Model Assumptions	(B1)	(B2)	(B2)
Beneficial Conversion Feature (BCF)	$1,722,222	$86,984	$17,397
Amortization of WFV and BCF as
Non-cash Interest Expense	$3,444,444	$332,505	$66,501

Principal and Interest Converted	$1,628,292	$528,082	$105,644
Loss on Extinguishment (D)	$42,409	$—	$—
Shares Issued Upon Conversion	1,985,249	644,003	128,834

Principal and Interest Repayments
in Shares of Common Stock	$2,005,500	$—	$—
Loss on Extinguishment (D)	$147,457	$—	$—
Shares Issued for Principal and
Interest Repayments	3,158,344	—	—
Principal and Interest Repayments
in Cash	$506,564	$—	$—

Warrant Issued to Investor for 1st
Extension of Maturity Date (F)	n/a	1,219,512	243,902
Warrant Exercise Price	n/a	$0.82	$0.82
Warrant Fair Value (WFV)	n/a	$597,561	$119,512
Black Scholes Model Assumptions	n/a	(B2)	(B2)

Warrant Issued to Investor for 2nd
Extension of Maturity Date (F)	n/a	1,219,512	243,902
Warrant Exercise Price	n/a	$0.82	$0.82
Warrant Fair Value (WFV)	n/a	$524,390	$104,878
Black Scholes Model Assumptions	n/a	(B7)	(B7)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

Debenture
1st 2,000,000	2nd 2,000,000	2nd $500,000
Date Issued	6/2005	9/2005	10/2005
Promissory Note Amount	$500,000	$500,000	$500,000
# of Promissory Notes	4	4	1
Terms	(A )	(A )	(A )
Conversion Price	$0.60	$0.60	0.82

Gross Proceeds	$2,000,000	$2,000,000	$500,000
Issuance Costs Paid in Cash	$—	$15,000	$—
Issuance Costs Paid in Common Stock	$140,000	$140,000	$33,250
Shares of Common Stock	170,732	170,732	35,000
Issuance Costs Paid in Warrants	35,000	60,000	15,000
Warrant Exercise Price	$0.82	$0.82	$0.82
Warrant Fair Value (WFV)	$20,300	$30,600	$14,250
Black Scholes Model Assumptions	(B3)	(B4)	(B4)
Total Issuance Costs (C)	$160,300	$185,600	$47,500
Amortization of Issuance Costs as
Non-cash Interest Expense	$160,300	$185,600	$47,500

Net Cash Proceeds	$2,000,000	$1,985,000	$500,000
Warrants Issued to Investor	2,439,024	2,439,024	609,756
Warrant Exercise Price	$0.82	$0.82	$0.82
Warrant Fair Value (WFV)	$828,571	$785,185	$270,950
Black Scholes Model Assumptions	(B3)	(B4)	(B4)
Beneficial Conversion Feature (BCF)	$1,171,429	$1,185,185	$229,050
Amortization of WFV and BCF as
Non-cash Interest Expense	$2,000,000	$1,970,370	$500,000

Principal and Interest Converted	$1,800,206	$1,729,144	$385,769
Loss on Extinguishment (D)	$—	$1,088,868	$1,180,830
Shares Issued Upon Conversion	3,000,344	2,878,648	470,450
Principal and Interest Repayments
in Shares of Common Stock	$225,322	$293,893	$125,244
Loss on Extinguishment (D)	$62,242	$394,912	$93,361
Shares Issued for Principal and
Interest Repayments	407,075	489,822	152,736
Principal and Interest Repayments
in Cash	$—	$—	$—

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

	Debenture
	$3,500,000	2nd $4,000,000	3rd $4,000,000
Date Issued	12/2005	1/2006	2/2006
Promissory Note Amount	$1,000,000	$1,000,000	$1,000,000
# of Promissory Notes	3.5	4	4
Terms	(A )	(A )	(A	)
Conversion Price	$0.82	$1.05	$1.25

Gross Proceeds	$3,500,000	$4,000,000	$4,000,000
Issuance Costs Paid in Cash	$15,000	$15,000	$—
Issuance Costs Paid in Common
Stock	$179,550	$266,400	$—
Shares of Common Stock	189,000	266,667	—
Issuance Costs Paid in Warrants	105,000	120,000	—
Warrant Exercise Price	$0.82	$1.05	n/a
Warrant Fair Value (WFV)	$76,650	$88,800	n/a
Black Scholes Model Assumptions	(B5)	(B6)	n/a
Total Issuance Costs (C)	$271,200	$370,200	$—
Amortization of Issuance Costs as
Non-cash Interest Expense	$271,200	$370,200	$—

Net Cash Proceeds	$3,485,000	$3,985,000	$4,000,000
Warrants Issued to Investor	4,268,292	3,809,524	3,200,000
Warrant Exercise Price	$0.82	$1.05	$1.25
Warrant Fair Value (WFV)	$1,648,387	$1,653,631	$2,374,507
Black Scholes Model Assumptions	(B5)	(B6)	(B7)
Beneficial Conversion Feature (BCF)	$1,851,613	$1,463,155	$1,625,493

Amortization of WFV and BCF as
Non-cash Interest Expense	$3,500,000	$3,116,786	$3,391,263

Principal and Interest Converted	$3,435,735	$3,635,041	$2,850,739
Loss on Extinguishment (D)	$1,473,115	$4,558,356	$2,373,363
Shares Issued Upon Conversion	4,189,923	3,461,946	2,280,592

Principal and Interest Repayments
in Shares of Common Stock	$86,475	$398,578	$380,769
Loss on Extinguishment (D)	$176,556	$541,854	$411,557
Shares Issued for Principal and
Interest Repayments	105,456	381,709	321,547
Principal and Interest Repayments
in Cash	$—	$—	$—

As of July 31, 2006, the $160,494 net outstanding balance of convertible debentures is comprised of $796,231 of debt net of unamortized debt discount of $608,737 related to the 3rd $4,000,000 convertible debentures. All other convertible debentures have either been repaid or converted to shares of common stock and the related debt discounts have been fully amortized.

As of July 31, 2005, amounts outstanding related to the $1,314,926 net outstanding balance of convertible debentures is comprised of $3,423,385 of debt net of unamortized debt discount of $2,108,459 related to the 1st $4,000,000, 1st $500,000, $100,000 and 1st $2,000,000 convertible debentures.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Convertible Debentures (Continued):

(A)
The notes carry a 6% coupon and a 15-month term and amortization in 13 equal assignments commencing in the third month of the term. The principal and interest payments are payable in cash or, at the Company's option, the lesser of registered stock valued at a 10% discount to the average of the 20-day VWAP as of the payment date or predetermined conversion price, subject to certain conditions.

Black Scholes pricing model assumptions:

	Risk Free	Expected
	Interest Rate	Volatility	Life (Years)

(B1)	1.79%	1.0463	5.50
(B2)	2.78%	1.0054	5.50
(B3)	3.02%	0.9775	5.50
(B4)	3.76%	0.9232	5.50
(B5)	4.02%	0.9288	5.50
(B6)	4.23%	0.9210	5.50
(B7)	4.49%	0.9380	5.50

(C)	The issuance cost is amortized over the life of the debt as a deferred debt issuance cost.

(D)
Loss on extinguishment represents the difference between the quoted market price of the Company's common stock and lower of predetermined conversion price or the 10% discount to the average of the 20-day VWAP.

(E)	The notes carry a 10% coupon and a 1 ½ month term. The principal and interest payments are payable in cash or, at the Holder's option, in common stock at a per share price equal to $0.82.

(F)
The Company extended the maturity date of the convertible debenture from May to July and later to September 2005. In consideration for the holder’s agreement to extend the maturity date, the Company issued the holder additional warrants. In accordance with EITF 98-5, the fair value of the warrants was determined to be the reacquisition price on the debt extinguishment date and was recorded as a loss on extinguishment.

Note 14 - Series A Preferred Stock:

During 2001, the Company issued 1,000 shares of Series A Preferred Stock (Series A) with a par value of $.001 per share. The holder had the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company as well as option to exchange the shares of the Company’s Series A Preferred stock for shares of the Company’s convertible preferred shares of Generex (Bermuda), Ltd. (See Note 20 for discussions of Generex (Bermuda), Ltd.) Holders of Series A shares were not entitled to vote. In addition, the holders of Series A shares were entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock, and were also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share.

On January 15, 2004, 2003 and 2002, the Company paid a 6 percent stock dividend on the Company’s Series A Preferred Stock of $810,003, $764,154 and $720,900, respectively. The dividend was paid in shares of Series A Preferred Stock, and resulted in a charge to accumulated deficit

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Series A Preferred Stock (Continued):

In December 2004, the holder of the Series A Preferred Stock sold its holdings to a third party. In conjunction with sale, all of the Company’s outstanding Series A Preferred Stock was automatically converted to common stock. As a result, the buyer received 534,085 shares of common stock and the Company no longer has any outstanding shares of Series A Preferred Stock (see Note 20).

Note 15 - Stockholders’ Equity:

Warrants

As of July 31, 2006, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price Per Share	Warrant Expiration Date
50,000	$12.99	March 18, 2007
886,824	$1.72	May 27, 2007
5,000	$2.50	November 29, 2007
30,000	$3.00	November 29, 2007
500,000	$2.50	January 15, 2008
255,102	$1.86	January 9, 2009
57,143	$2.20	January 9, 2009
13,889	$2.25	January 9, 2009
166,667	$1.89	February 13, 2009
17,169	$2.10	February 13, 2009
327,869	$1.68	July 12, 2009
500,000	$1.09	August 10, 2009
100,000	$0.82	April 27, 2010
102,232	$1.25	April 17, 2011
70,000	$2.66	April 17, 2011
25,000	$1.91	May 29, 2011
3,273,144	$2.35	May 31, 2011
2,560,980	$2.45	May 31, 2011
5,000	$1.05	July 19, 2011
622,226	$1.60	July 22, 2011
4,770,617	$3.00	August 26, 2011
272,120	$1.25	August 27, 2011
800,000	$3.00	September 2, 2011
15,410,982		Total

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Stockholders’ Equity (Continued):

Notes Receivable - Common Stock

Notes receivable - common stock consist of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note was originally due on December 1, 1999. After multiple extensions, the note together with accrued interest at 7 percent per annum, was due July 31, 2004. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $72,107.

The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note was originally due on March 15, 2002. After multiple extensions, the note together with accrued interest at 7 percent per annum was due March 15, 2004. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $318,996.

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

Note 16 - Stock Based Compensation:

Stock Option Plans

As of July 31, 2006, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,900,000 and 1,042,331 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of July 31, 2006.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation:

Stock Option Plans (Continued)

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

Effective August 1, 2005, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation. Share-based employee compensation for the year ended July 31, 2006 in the amount of $-0- (net of related tax), is included in the net loss of $67,967,204.

The following is a summary of the common stock options granted, canceled or exercised under the Plan:

	Options	Weighted Average Exercise Price Per Share
Outstanding - August 1, 2003	6,595,159	$4.38
Granted	1,846,000	$1.63
Canceled	1,181,600	$5.61
Exercised	45,400	$1.88
Outstanding - July 31, 2004	7,214,159	$3.49
Granted	6,046,110	$0.50
Canceled	1,653,000	$6.49
Exercised	—	$—
Outstanding - July 31, 2005	11,607,269	$1.51
Granted	—	$—
Canceled	755,000	$5.97
Exercised	2,422,672	$1.37
Outstanding - July 31, 2006	8,429,597	$1.15

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation (Continued):

Stock Option Plans (Continued)

The summary of the status of the Company’s non-vested stock options as of July 31, 2006, as changed during the year then ended, is as follows:

	Options	Weighted Average Grant Date Fair Value

Non-vested Stock Options, August 1, 2005	628,000	$0.72
Granted	—	$—
Canceled	—	$—
Vested	(628,000)	$0.72
Non-vested Stock Options, July 31, 2006	—	$—

The following table summarizes information on stock options outstanding at July 31, 2006:

	Options Outstanding			Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2006	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number Exercisable at July 31, 2006	Weighted Average Exercise Price
$0.001	2,239,610	3.68	$0.001	2,239,610	$0.001
$0.56 - $0.94	2,807,528	3.40	$0.76	2,807,528	$0.76
$1.00 - $2.19	3,132,300	1.72	$1.80	3,132,300	$1.80
$5.15 - $6.54	60,159	0.48	$5.33	60,159	$5.33
$7.50 - $8.70	190,000	0.29	$8.45	190,000	$8.45
Options typically vest over a period of two years and have a contractual life of five years.

Options exercisable at July 31 are as follows:

Year	Number of Options	Weighted Average Exercise Price

2004	6,654,659	$3.65
2005	10,979,269	$1.54
2006	8,429,597	$1.15

During the year ended July 31, 2005 the Company issued 2,239,610 options at an exercise price of $0.001 as settlement for outstanding executive compensation. Accordingly, the Company has included a charge for the fair value of these options in the amount of $1,332,052 in the statement of operations. No gain or loss was recorded as a result of this transaction.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Stock Based Compensation (Continued):

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2006, 2005 and 2004, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

Note 17 - Net Loss Per Share:

Basic EPS and Diluted EPS for the years ended July 31, 2006 and 2005 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants, options and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 24,455,964 and 35,291,316 incremental shares, have been excluded from the 2006 and 2005 computation of Diluted EPS as they are antidilutive due to the losses generated.

Basic EPS and Diluted EPS for the years ended July 31, 2004 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants, options and shares to be issued upon conversion of Series A Preferred stock, representing approximately 15,058,348 incremental shares, have been excluded from the 2004 computation of Diluted EPS as they are antidilutive due to the losses generated.

Note 18 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$273,097	$184,655	$166,166
Income taxes	$—	$—	$—

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 18 - Supplemental Disclosure of Cash Flow Information (Continued):

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2006
Value of common stock issued in conjunction with capitalized services upon issuance of convertible debentures	$619,467
Value of warrants issued in conjunction with capitalized services upon issuance of convertible debentures	$210,300
Costs paid from proceeds in conjunction with capitalized services upon issuance of convertible debentures	$45,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$13,087,156
Satisfaction of accounts payable through the issuance of common stock	$391,147
Principal repayment of convertible debentures through the issuance of common stock	$2,102,689
Issuance of common stock in conjunction with convertible debenture conversion	$14,551,466
Increase in other current assets for the prepayment of services through the issuance of common stock	$184,500
Satisfaction of due from related party through reduction of accrued executive compensation	$415,828
Repayment of long-term debt through the issuance of long-term debtupon refinancing	$1,082,443

Year Ended July 31, 2005
Costs associated with convertible debentures paid from proceeds	$300,070
Value of common stock issued in conjunction with capitalized services upon issuance of convertible debentures	$140,000
Value of warrants issued in conjunction with capitalized services upon issuance of convertible debentures	$110,200
Sale of Series A Preferred Stock and mandatorily converted to common shares	$14,310,057
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$5,843,450
Satisfaction of accounts payable through the issuance of common stock	$1,526,326
Principal repayment of convertible debentures through the issuance of common stock	$1,235,577
Issuance of common stock in conjunction with convertible debenture conversions	$1,479,500
Issuance of below market stock options in satisfaction of accounts payable and accrued expenses	$1,332,052
Costs paid from proceeds of issuance of long-term debt	$54,466
Repayment of long-term debt through the issuance of long-term debt upon refinancing	$323,301

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

	2006	2005	2004
Identifiable Assets
Canada	$59,583,574	$8,722,630	$14,006,834
United States	4,521,668	4,743,215	5,005,156
Total	$64,105,242	$13,465,845	$19,011,990

Revenue
Canada	$—	$—	$—
United States	175,000	392,112	627,184
Total	$175,000	$392,112	$627,184

Note 20 - Collaborative Agreements:

The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the Parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. (See Note 10)

The Company has a collaboration agreement with Stallergenes, S.A., a European firm in immunological treatments and asthma. Through the collaboration the parties agreed to pursue the design and test of li-key/allergen epitope hybid pepticles to create a novel approach for the control of both dangerous forms of asthma and functionally disabling allergic reactions.

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

The Company applied the $12,015,000 that it received from Elan for the shares of the Company’s Series A Preferred Stock (see Note 14) to form Generex Bermuda. The Company’s interest in this company consisted of 6,000 shares of Generex Bermuda common stock and 3,612 shares of convertible preferred stock, representing an 80.1 percent equity ownership interest in Generex Bermuda. At the same time, Elan remitted $2,985,000 to purchase 2,388 shares of Generex Bermuda convertible preferred stock, representing a 19.9 percent equity ownership interest in Generex Bermuda. The Series A Preferred stock had an exchange feature which allowed Elan to acquire an additional 30.1 percent equity ownership interest in Generex Bermuda. As of July 31, 2006, 2005 and 2004, the minority interest has been reduced to $-0- due to their share of Generex Bermuda’s net loss.

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

Subsequently, the purchaser of the Series A Preferred Stock converted all outstanding shares into 534,085 shares of common stock of the Company and, the Company no longer has any outstanding shares of Series A Preferred Stock. (See Note 14)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 21 - Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2006. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2006:
Contract research revenue	$43,750	$43,750	$43,750	$43,750
Operating loss	$(2,107,485)	$(5,184,252)	$(3,890,499)	$(7,523,747)
Net loss	$(9,003,218)	$(14,400,597)	$(31,773,494)	$(12,789,895)
Net loss available to common stockholders	$(9,003,218)	$(14,400,597)	$(31,773,494)	$(12,789,895)
Net loss per share	$(.20)	$(.22)	$(.36)	$(.12)

Fiscal Year July 31, 2005:
Contract research revenue	$142,750	$76,750	$43,750	$128,862
Operating loss	$(6,674,618)	$(5,555,641)	$(3,324,521)	$(3,003,641)
Net loss	$(6,658,028)	$(6,298,182)	$(4,696,670)	$(6,348,855)
Net loss available to common stockholders	$(6,658,028)	$(6,298,182)	$(4,696,670)	$(6,348,855)
Net loss per share	$(.19)	$(.18)	$(.13)	$(.16)

Note 22 - Subsequent Events:

In August 2006, the Company entered into a consulting agreement to render investor relations services for a one year period in exchange for 300,000 shares of the Company’s restricted common stock.

In September 2006, the Company was named defendant in a matter of an arbitration whereby the plaintiff seeks payment pursuant to an exclusive finder’s agreement.

In September 2006, the Company issued 100,000 shares of common stock to employees as compensation with a fair value of $183,000.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended July 31, 2006 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Generex Biotechnology Corporation (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

(ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

(iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment and those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2006.

The Company’s independent registered public accounting firm, Danziger & Hochman, Chartered Accountants, has issued an audit report on management’s assessment and the effectiveness of the Company’s internal control over financial reporting, which is included in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K ..

Item 9B. Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Information with respect to our Executive Officers appears in Part I of this report.

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

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

(a) 1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 44.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2006 and 2005

Consolidated Statements of Operations for the Year Ended July 31, 2006, 2005 and 2004 and Cumulative from Inception to July 31, 2006

Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2006

Consolidated Statements of Cash Flows for the Years Ended July 31, 2006, 2005 and 2004 and Cumulative from Inception to July 31, 2006

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page 111.

3. Exhibits

Exhibit Number	Description of Exhibit(1)

2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)
Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(II) to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 19, 2006)

3(ii)
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

Exhibit Number	Description of Exhibit(1)

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

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.11.3	Form of Warrant issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.4	Form of Additional Investment Right issued in connection Exhibit 4.11.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

Exhibit Number	Description of Exhibit(1)

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

4.15.2	Form of AIR Debenture issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.3	Form of AIR Warrant issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

Exhibit Number	Description of Exhibit(1)

4.15.4	Form of Additional AIR issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.16.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.2	Form of AIR Debenture issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.3	Form of AIR Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.4	Form of Additional AIR issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005).

4.17
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005).

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

Exhibit Number	Description of Exhibit(1)

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

4.26	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006

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

4.31	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006

4.32	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006

4.33
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

Exhibit Number	Description of Exhibit(1)

4.34	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.35
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.36
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.37
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.38	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.39	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.40
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

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

10.2
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

10.5
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

10.12
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

10.14
Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.16	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.17	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.18	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.19
Memorandum of Agreement dated January 7, 1998 between Generex Pharmaceuticals, Inc., GHI Inc., Generex Biotechnology Corporation, Dr. Pankaj Modi and Galaxy Technology, Canada and Consulting Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.1.1 to Generex Biotechnology Corporation’s Registration Statement on Form 10 filed on December 14, 1998, as amended February 24, 1999)*

10.20
Assignment and Assumption Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Registration Statement on Form 10/A filed on February 24, 1999)*

10.21
Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi (incorporated by reference to Exhibit 10.1.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*

10.22
Amended and Restated License Agreement dated January 15, 2002 between Generex Biotechnology Corporation and Generex (Bermuda) Ltd. (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-K/A filed on September 9, 2003)

10.23
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.24
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.25	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment)

Exhibit Number	Description of Exhibit(1)

10.26	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment)

10.27	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment)

21	Subsidiaries of the Registrant

23.1	Consent of Danziger & Hochman, Chartered Accountants, independent registered public accounting firm

23.2	Consent of BDO Consent of BDO Dunwoody, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of October 2006.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin Anna E. Gluskin	President, Chief Executive Officer and Director (Principal Executive Officer)	October 16, 2006

/s/ Rose C. Perri Rose C. Perri	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	October 16, 2006

/s/ Gerald Bernstein, M.D. Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	October 16, 2006

/s/ Mindy J. Allport-Settle Mindy J. Allport-Settle	Director	October 16, 2006

/s/ Brian T. McGee Brian T. McGee	Director	October 16, 2006

/s/ John P. Barratt John P. Barratt	Director	October 16, 2006

/s/ Peter G. Amanatides Peter G. Amanatides	Director	October 16, 2006

/s/ David Wires David Wires	Director	October 16, 2006

/s/ Slava Jarnitskii Slava Jarnitskii	Controller	October 16, 2006

Schedule II
SCHEDULE II

	Balance at	Additions			Balance
	Beginning	Charged	Other		at End of
	Of Period	to Expenses	Additions	Deductions	Period

Year Ended July 31, 2004 Valuation Allowance on Deferred Tax Asset	$19,755,648	—	—	$7,687,609	$27,443,257

Year Ended July 31, 2005 Valuation Allowance on Deferred Tax Asset	$27,443,257	—	—	7,506,943	$34,950,200

Year Ended July 31, 2006 Valuation Allowance on Deferred Tax Asset	$34,950,200	—	—	14,041,363	$48,991,563

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

2
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)
Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(II) to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 19, 2006)

3(ii)
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

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.15.2	Form of AIR Debenture issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.2 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.3	Form of AIR Warrant issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.3 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.15.4	Form of Additional AIR issued in connection with Exhibit 4.15.1 (incorporated by reference to Exhibit 4.25.4 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005)

4.16.1
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.2	Form of AIR Debenture issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.3	Form of AIR Warrant issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.16.4	Form of Additional AIR issued in connection with Exhibit 4.16.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005).

4.17
Form of Warrant issued by Generex Biotechnology Corporation on October 27, 2005 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 31, 2005).

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

4.25
Agreement to amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.26	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006

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

4.31	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006

4.32	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006

4.33
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.34	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.35
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.36
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.37
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.38	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.39	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

Exhibit Number	Description of Exhibit(1)

4.40
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

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

10.2
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

10.9
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

10.12
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

10.15	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.16	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.17	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.18	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.19
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

Exhibit Number	Description of Exhibit(1)

10.20
Assignment and Assumption Agreement between Generex Pharmaceuticals, Inc. and Pankaj Modi dated October 1, 1996 (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Registration Statement on Form 10/A filed on February 24, 1999)*

10.21
Supplemental Agreement dated December 31, 2000 between Generex Pharmaceuticals, Inc., Generex Biotechnology Corporation and Dr. Pankaj Modi (incorporated by reference to Exhibit 10.1.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2001)*

10.22
Amended and Restated License Agreement dated January 15, 2002 between Generex Biotechnology Corporation and Generex (Bermuda) Ltd. (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Current Report on Form 8-K/A filed on September 9, 2003)

10.23
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.24
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.25	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment)

10.26	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment)

10.27	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment)

21	Subsidiaries of the Registrant

23.1	Consent of Danziger & Hochman, Chartered Accountants, independent registered public accounting firm

23.2	Consent of BDO Consent of BDO Dunwoody, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.