Form 10-K/A
period 2006-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2006-11-28
CIK 1059784

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

As of January 31, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $82,310,308 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity.

At November 17, 2006, there were 108,069,304 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 16, 2006.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2006

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2006 filed by the Company on October 16, 2006 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 16, 2006 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

Executive Officers and Directors

Name	Age	Position Held with Generex
Anna E. Gluskin	55	Chairman, President, Chief Executive Officer and Director
Rose C. Perri	39	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director
Gerald Bernstein, M.D.	73	Director, Vice President Medical Affairs
Mark Fletcher, Esquire	41	Executive Vice President and General Counsel
John P. Barratt	62	Director
Mindy J. Allport-Settle	36	Director
Brian T. McGee	46	Director
Peter G. Amanatides	42	Director
David E. Wires	55	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There are no family relationships among the directors and executive officers.

Anna E. Gluskin. Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairperson of the Generex Board of Directors since November 2002. She held comparable positions with Generex Pharmaceuticals, Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

Audit Committee

Generex has a separately-designated standing Audit Committee, which was established on March 1, 2000 in accordance with Section 3(a)(58)(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). During fiscal 2006, the Audit Committee was composed of Mr. McGee, who serves as its chairman, Mr. Barratt and Ms. Allport-Settle.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2006 were filed on a timely basis, with the exception of the following reports. The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Gerald Bernstein on June 12, 2006 (the “Form 4 Report”) was filed late. The Form 4 disclosed the issuance to Mr. Bernstein on April 17, 2006 of warrants to purchase 50,000 shares of Generex’s common stock pursuant to the terms of his employment agreement with Generex. The April 17, 2006 warrant issuance to Mr. Bernstein was disclosed on a timely basis in Generex’s Quarterly Report on Form 10-Q filed with the SEC on June 14, 2006.

Item 11. Executive Compensation.

The following table sets forth, for Generex's last three fiscal years, all compensation awarded to, earned by or paid to the chief executive officer ("CEO") and the three other most highly compensated executive and non-executive officers of Generex, other than the CEO, whose salary and bonus payments exceeded $100,000 for the fiscal year ended July 31, 2006.

Summary Compensation Table

		ANNUAL COMPENSATION			LONG-TERM COMPENSATION
					AWARDS		PAYOUTS
Name and Principal Position	Year Ended July 31	Salary ($) (2)	Bonus ($)	Other Annual Compensa-tion	Restricted Stock Award(s) ($)	Securities Underlying Options (#)	LTIP Payouts	All Other Compensa-tion ($)
Anna E. Gluskin (1), President and Chief Executive Officer	2006 2005 2004	425,000 425,000(5) 350,000	206,125(3) 500,000(6) 0	* * *	0 0 0	0 250,000(7) 100,000(8)	0 0 0	1,000,000(4) 0 0
Rose C. Perri (1), Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	2006 2005 2004	325,000 325,000(9) 295,000	157,625(3) 250,000(10) 0	* * *	0 0 0	0 250,000(7) 100,000(8)	0 0 0	1,000,000(4) 0 0
Mark Fletcher, Executive Vice President and General Counsel	2006 2005 2004	250,000 250,000(11) 100,000	121,250(3) 200,000(12) 30,000(13)	* * *	0 0 0	0 250,000(7) 0	0 0 0	0 0 0
Gerald Bernstein, M.D. Vice President, Medical Affairs	2006 2005 2004	200,000 200,000(14) 150,000	0 0 30,000(15)	* * *	0 0 0	50,000(16) 100,000(17) 0	0 0 0	0 0 0

* Perquisites and other personal benefits, securities or other property received by each executive officer did not exceed the lesser of $50,000 or 10% of such executive officer's salary and bonus.

(1) Portions of the cash compensation paid to Ms. Gluskin and Ms. Perri are attributable to amounts paid indirectly through a management services agreement with a corporation of which, at July 31, 2006, Ms. Gluskin and Ms. Perri were equal owners.

(2) Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the weighted average Canadian/U.S. dollar exchange rate for the years ended July 31, 2006, 2005 and 2004, respectively.

(3) The bonuses awarded to each of Ms. Gluskin, Ms. Perri and Mr. Fletcher on September 8, 2006 were in respect of Generex’s fiscal year ended July 31, 2006. Each bonus was payable, at each recipient’s discretion, in cash, in shares of Generex’s common stock, or a combination thereof, provided that (i) the number of shares, if any, were determined based on the average closing price of Generex’s common stock on the NASDAQ Capital Market for the 30 successive trading days ended September 7, 2006 ($1.45), and (ii) to the extent not paid on or before October 20, 2006, any unpaid portions thereof would be irrevocably forfeited. The bonuses were paid in cash prior to October 20, 2006.

(4) On December 9, 2005, the Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Perri in recognition of Generex’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin and Ms. Perri’s duties, responsibilities and performance during such years. Such amounts were payable (i) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (ii) in shares of Generex’s common stock at such time or such times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares was equal to the average closing price of Generex’s common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005.
The amounts were not paid as of November 17, 2006 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

(5) On April 5, 2005, the Board of Directors approved the increase in Ms. Gluskin’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment and unpaid salary amounts accrued through March 31, 2005 ($168,578) were satisfied by the issuance under the Generex Biotechnology Corporation 2001 Stock Option Plan, as amended (the “2001 Plan”), of stock options to purchase 301,032 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

(6) The bonus awarded to Ms. Gluskin on April 5, 2005 was in the form of stock options to purchase 819,672 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share).

(7) These options were granted under the 2001 Plan on April 5, 2005 with an effective date as of December 13, 2004 and an exercise price of $0.61 per share, which represents the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004.

(8) These options were granted under the 2001 Plan on November 18, 2003 with an effective date as of November 18, 2003.

(9) On April 5, 2005, the Board of Directors approved the increase in Ms. Perri’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment and unpaid salary amounts foregone by Ms. Perri in fiscal year 2005 accrued through March 31, 2005 ($93,473) were satisfied by the issuance under the 2001 Plan of stock options to purchase 166,916 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on The NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

(10) The bonus awarded to Ms. Perri on April 5, 2005 was in the form of stock options to purchase 409,836 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share).

(11) On April 5, 2005, the Board of Directors approved the increase in Mr. Fletcher’s annual base salary, which was effective as of August 1, 2004. The retroactive salary adjustment accrued through March 31, 2005 ($80,000) was satisfied by the issuance under the 2001 Plan of stock options to purchase 142,857 shares of common stock at the exercise price of $0.001 per share. The number of shares was calculated using the closing price of the common stock on The NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

(12) The bonus awarded to Mr. Fletcher on April 5, 2005 was in the form of stock options to purchase 327,869 shares of common stock at the exercise price of $0.001 per share. The options were granted under the 2001 Plan. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). This bonus includes the $30,000 annual guaranteed bonus specified under Mr. Fletcher’s contract.

(13) Mr. Fletcher's employment agreement guaranteed him a bonus of $30,000 annually, payable in quarterly installments. This bonus was eliminated effective April 5, 2005.

(14) On April 5, 2005, in connection with the amendment of Dr. Bernstein’s employment agreement with Generex, the Board of Directors approved the increase in Dr. Bernstein’s annual base salary to $200,000 effective as of April 1, 2005. With the increase in his annual base salary, the annual bonus of $30,000 under Dr. Bernstein’s employment agreement was eliminated.

(15) Dr. Bernstein’s employment agreement guaranteed him a bonus of $30,000 annually, payable monthly. This bonus was eliminated effective April 5, 2005 in connection with the amendment of Dr. Bernstein’s employment agreement.

(16) Pursuant to the terms of his employment agreement with Generex in respect of contract year ending March 31, 2006, a warrant to purchase 50,000 shares of Generex common stock was granted to Dr. Bernstein on April 17, 2006 with an exercise price of $2.66 per share, which represented the average of the closing prices of the common stock on the NASDAQ Capital Market for the five trading days ending April 17, 2006.

(17) Pursuant to the terms of his employment agreement with Generex in respect of contract years ending March 31, 2004 and 2005, these options were granted to Dr. Bernstein under the 2001 Plan on April 5, 2005 with an effective date as of December 13, 2004 and an exercise price of $0.61 per share, which represents the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004.

Employment Agreements

On December 9, 2005, upon the recommendation of a majority of the members of the Compensation Committee, Generex’s Board of Directors approved the terms and conditions of employment for Ms. Gluskin as President and Chief Executive Officer and Ms. Perri as Chief Financial Officer and Chief Operating Officer. Prior to such date, Ms. Gluskin and Ms. Perri served in such capacities without formal employment agreements with Generex. The material terms of Generex’s employment agreement with each of Ms. Gluskin and Ms. Perri (each of whom is referred to as “Executive” below) are identical except as otherwise noted and are as follows:

•
Each agreement is effective as of January 1, 2006. The initial term of each agreement is five years, subject to the termination provisions described below. Generex or Executive may give notice of non-renewal not less than six months prior to the expiration of the term. If no such notice is given, the term of the agreement will extend indefinitely and will be terminable upon not less than six months’ prior written notice.

•	Each agreement may be terminated:

(a)	by Generex for cause (without any additional payment to Executive);

(b)	automatically upon expiration of the term;

(c)	automatically upon Executive’s death or disability; or

(d)
by Executive upon thirty days’ prior written notice if there is a (i) a material change in duties (other than removal of the title of Chief Financial Officer and the duties associated therewith in the case of Ms. Perri), (ii) a material reduction in Executive’s remuneration, (iii) a material breach of the agreement by Generex, (iv) a change of control of Generex, or (v) a sale of all or substantially all of the property and assets of Generex.

In the event of termination pursuant to clause (b) above as a result of Generex’s notice of non-renewal or pursuant to clause (d) above, Generex will pay Executive an amount equal to the greater of (x) an amount equal to five times Executive’s base annual salary as of the date of termination, which amount will be payable in a lump sum on the date of termination, or (y) $5,000,000, $3,000,000 of which will be payable in a lump sum on the date of termination and $2,000,000 of which will be payable in stock issuable within three business days of the date of termination and valued at the 20-day VWAP as of the close of business on the date of termination. In addition, in such a termination event, Executive will be entitled to participate in and receive benefits for a period of twelve months following termination and will have no duty to mitigate.

•
Executive will be entitled to an annual bonus as determined by Generex’s Compensation Committee in respect of each fiscal year of Generex during the term of the agreement and reimbursement of all reasonable expenses incurred by her in connection with Generex’s business.

•	Executive will be included on any management slate of nominees submitted to Generex’s stockholders for election to the Board of Directors.

•	Each agreement will include standard employee confidentiality, non-competition and non-solicitation covenants.

•
Each of Ms. Gluskin and Ms. Perri will receive her current annual base salary under her respective employment agreement with Generex, which salary may not be reduced during the term of such agreement. Ms. Gluskin’s current annual base salary is $425,000, and Ms. Perri’s is $325,000.

The employment agreements with Ms. Gluskin and Ms. Perri have not yet been formalized and executed.

Mr. Fletcher is compensated through an employment agreement, dated March 17, 2003, between Mr. Fletcher and Generex. Pursuant to the terms of the employment agreement, Mr. Fletcher holds the position of Executive Vice President and General Counsel. The employment agreement provides for Mr. Fletcher's term of service to extend through March 16, 2008, subject to (i) termination without cause by Generex upon 30 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice. The employment agreement provides that Mr. Fletcher will receive annual base compensation. Under the employment agreement, Mr. Fletcher may receive additional cash bonuses at the discretion of the Board of Directors. Upon entering into the employment agreement Mr. Fletcher received options to purchase 250,000 shares of common stock. On April 5, 2005, Generex’s Board of Directors increased the annual base salaries of certain executive officers effective as of August 1, 2004, and Mr. Fletcher’s annual base salary was increased from $130,000 (including guaranteed bonus of $30,000) to $250,000 (with no guaranteed bonus).

Dr. Bernstein is compensated pursuant to his employment agreement with Generex. In April 2002, Generex entered into an employment agreement with Dr. Bernstein, which was subsequently amended in April 2005. The term of the employment agreement commenced April 1, 2002 and, pursuant to the 2005 amendment, extends until March 31, 2008, subject to (i) termination without cause by Dr. Bernstein or Generex upon 90 days' prior written notice and (ii) for cause by Generex immediately upon the giving of notice. Pursuant to the terms of his employment agreement, Dr. Bernstein holds the position of Vice President of Medical Affairs. Dr. Bernstein’s current annual base compensation is $200,000. Under the employment agreement, as amended, Dr. Bernstein is entitled to receive options to purchase 50,000 shares of common stock for each year of employment, but he is no longer entitled to monthly advances against potential cash bonuses in the amount of $2,500. On April 17, 2006, pursuant to the terms of Dr. Bernstein’s employment agreement with Generex in respect of contract year ending March 31, 2006, the Board of Directors granted Dr. Bernstein a warrant to purchase 50,000 shares of Generex common stock. The exercise price of the warrant was $2.66 per share, which represented the average of the closing prices of the common stock on the NASDAQ Capital Market for the five trading days ending April 17, 2006. The shares issued upon exercise of the warrant were registered for resale pursuant to a registration statement (File No. 333-135284) filed June 26, 2006 with the SEC.

Option Exercises in 2006 Fiscal Year and Fiscal Year End Option Values

No options were exercised by the CEO or the named executive officers during the fiscal year ended July 31, 2006. The following table provides information relating to the number and value of options held by the CEO and the named executive officers at fiscal year end.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of securities underlying unexercised options at July 31, 2006 (#) Exercisable/ Unexercisable	Value of unexercised in-the-money options at July 31, 2006(1) ($) Exercisable/ Unexercisable
Anna E. Gluskin	-0-	-0-	1,820,704 / 0	$1,847,607 / 0
Rose C. Perri	-0-	-0-	1,226,752 / 0	$1,053,981 / 0
Mark Fletcher	-0-	-0-	971,726 / 0	$1,014,289/ 0
Gerald Bernstein, M.D.	-0-	-0-	155,159 / 0	$108,000/ 0

(1)	The closing price of Generex’s common stock on The NASDAQ Capital Market on July 31, 2006 was $1.46 per share.

Other Benefit Plans

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named executive officers.

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

On May 30, 2006, in consideration of their service on committees of the Board of Directors, each of our non-employee directors, John P. Barratt, Mindy J. Allport-Settle, Brian T. McGee and Peter G. Amanatides, received 150,000 shares of restricted common stock under the Generex Biotechnology Corporation 2006 Stock Plan (the “2006 Plan”).

In addition, on May 30, 2006, David E. Wires received 150,000 shares of restricted common stock under the 2006 Plan following his election as a director of Generex on the same date. Mr. Wires is a partner of a law firm that represents us in various matters. The legal fees paid by us to Mr. Wires’ law firm during the last fiscal year are described below under the heading Item 13 - Certain Relationships and Related Transactions.

Dr. Bernstein also is compensated pursuant to his employment agreement with us. See the description of Dr. Bernstein’s employment agreement above under the heading Employment Agreements in this Item 11. Executive Compensation.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee consists of three non-employee directors: Mindy J. Allport-Settle, Peter G. Amanatides and David Wires. None of the members of the Compensation Committee was an officer or employee of Generex or any of its subsidiaries during last fiscal year. In addition, none of the members of the Compensation Committee previously serve as an officer of Generex or any of its subsidiaries. Ms. Allport-Settle and Mr. Amanatides have had no relationship with Generex that is required to be disclosed under Item 404 of Regulation S-K under the Exchange Act. Mr. Wires is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2006, we paid approximately $85,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2007.

No executive officer of Generex has served on the board of directors or compensation committee of any other entity that has or has had one or more executive officers serving as a director of Generex (excluding entities that are wholly owned by one or more of the executive officers).

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by:

•	Our executive officers and directors;

•	All directors and executive officers as a group; and

•	Each person known to us to beneficially own more than five percent (5%) of our outstanding shares of common stock.

The information contained in these tables is as of November 1, 2006. At that date, we had 108,069,304 shares of common stock outstanding.

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

Except as otherwise indicated, the address of each person named in the table below is c/o Generex Biotechnology Corporation, 33 Harbour Square, Suite 202, Toronto, Canada M5J 2G2.

BENEFICIAL OWNERSHIP

Name of Beneficial Owner	Number of Shares	Percent of Class

(i) Directors and Executive Officers

Peter G. Amanatides (1) Director	251,000	*
John P. Barratt (2) Director	495,714	*
Gerald Bernstein, M.D. (3) Director, Vice President Medical Affairs	208,628	*
Mark Fletcher (4) Executive Vice President and General Counsel	971,726	1.0%

Name of Beneficial Owner	Number of Shares	Percent of Class

Anna E. Gluskin (5) Chairman, President, Chief Executive Officer and Director	2,790,998	2.6%
Rose C. Perri (6) Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	5,331,554	4.9%
Mindy J. Allport-Settle (7) Director	323,100	*
Brian T. McGee (8) Director	455,714	*
David E. Wires (9) Director	171,839	*

Officers and Directors as a group (9 persons)	11,000,273	10.2%

(ii) Other Beneficial Owners (and their addresses)
EBI, Inc. In Trust(10) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,441,496	1.3%
GHI, Inc. In Trust (11) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,907,334	1.8%

* Less than one percent.

(1) Includes 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 1,000 shares purchased on August 5, 2005 and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan.

(2) Includes 70,000 shares issuable upon exercise of stock options granted on March 19, 2003, 70,000 shares issuable upon exercise of stock options granted on October 30, 2003, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan.

(3) Includes 3,469 shares held by Dr. Bernstein, 50,000 shares issuable upon exercise of stock options granted in November 2002, 5,159 shares issuable upon exercise of stock options granted on December 31, 2001, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and pursuant to Dr. Bernstein's employment agreement with Generex and 50,000 shares issued upon exercise of a warrant issued on April 17, 2006 pursuant to Dr. Bernstein’s employment agreement with Generex.

(4) Includes 250,000 shares issuable upon the exercise of stock options granted on March 19, 2003 with an effective date as of April 21, 2003, 250,000 shares issuable upon the exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 1,000 shares issuable upon exercise of stock options granted on January 21, 2001 under Generex's 2000 Stock Option Plan.

(5) Includes 16,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 450,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan.

(6) Includes 204,726 shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 400,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan, 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for 200,000 shares which survived Mr. Perri's death. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(7) Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 3,100 shares acquired in March 2006.

(8) Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 100,000 shares acquired in February and March 2006.

(9) Includes 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan following Mr. Wires’ election as a director of Generex on the same date. Also includes 14,300 shares held in a registered retirement savings plan beneficially owned by Mr. Wires, as well as 7,539 shares held by a limited liability partnership of which Mr. Wires disclaims beneficial ownership except to the extent of his pecuniary interest.

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

Pursuant to his employment agreement with us, Dr. Gerald Bernstein, a director and our Vice President Medical Affairs, is entitled to receive options to purchase 50,000 shares of common stock for each year of employment, and such options are included in the table above under disclosures relating to the 2001 and 2006 Plans. The term of Dr. Bernstein’s employment agreement expires on March 31, 2008, subject to termination prior to such date pursuant to the terms thereof. In lieu of options to purchase shares of common stock for the current contract year of Dr. Bernstein’s employment, Dr. Bernstein agreed to accept warrants to purchase 50,000 shares of common stock. See Item 11 - Executive Compensation - Employment Agreements above for information concerning the terms of Dr. Bernstein’s employment agreement.

Item 13.  Certain Relationships and Related Transactions.

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

On December 9, 2005, our Board of Directors also approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of November 17, 2006 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

Legal Fees. David Wires, one of our directors, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2006, we paid approximately $85,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2007.

Item 14.  Principal Accounting Fees and Services.

Danziger & Hochman, Chartered Accountants (“Danziger”) has served as our independent auditors since February 1, 2006. The appointment of Danziger as independent public accountants was unanimously approved by the Audit Committee of our Board of Directors. BDO Dunwoody LLP (“BDO”) served as our independent auditors from July 1, 2003 until its resignation on January 6, 2006.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2005 and July 31, 2006 to our independent auditors:

	Fiscal Year Ended July 31, 2005	Fiscal Year Ended July 31, 2006
Audit Fees	$291,390(1)	$184,082(2)
Audit-Related Fees	$0	$145,860(3)
Tax Fees	$0	$0
All Other Fees	$0(4)	$0(4)

(1)	Represents charges of BDO, Generex's auditor for fiscal year ended July 31, 2005.

(2)	Represents charges of Danziger, Generex's auditor and charges of BDO, Generex’s prior auditor for fiscal year ended July 31, 2006.

(3)	Represents charges of Danziger, Generex's auditor in fiscal year ended July 31, 2006 for SOX 404 internal controls testing.

(4)	Neither BDO nor Danziger billed amounts for any other services.

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

PART IV

Item. 15    Exhibits and Financial Statements and Schedules.

3.	Exhibits

Exhibit Number	Description of Exhibit
10	Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of November 2006.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin

Name:  Anna E. Gluskin
Title:  President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and Director	November 28, 2006
Anna E. Gluskin	(Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial Officer,	November 28, 2006
Rose C. Perri	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	November 28, 2006
Gerald Bernstein, M.D.

/s/ Mindy J. Allport-Settle	Director	November 28, 2006
Mindy J. Allport-Settle

/s/ Brian T. McGee	Director	November 28, 2006
Brian T. McGee

/s/ John P. Barratt	Director	November 28, 2006
John P. Barratt

/s/ Peter G. Amanatides	Director	November 28, 2006
Peter G. Amanatides

/s/ David E. Wires	Director	November 28, 2006
David E. Wires

/s/ Slava Jarnitskii	Controller	November 28, 2006
Slava Jarnitskii

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10	Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.