Form 10-Q
period 2006-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2006-12-08
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 108,149,354 as of December 4, 2006.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.	1

(Unaudited)
Consolidated Balance Sheets -
October 31, 2006 and July 31, 2006	1

Consolidated Statements of Operations — for the three month
periods ended October 31, 2006 and 2005, and cumulative from
November 2, 1995 to October 31, 2006	2

Consolidated Statements of Cash Flows — For the three month
periods ended October 31, 2006 and 2005, and cumulative from
November 2, 1995 to October 31, 2006	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	21

Item 4. Controls and Procedures	22

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	22

Item 1A. Risk Factors	22

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	25

Item 4. Submission of Matters to a Vote of Security Holders	25

Item 5. Other Information	25

Item 6. Exhibits	26

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2006	2006
ASSETS
Current Assets:
Cash and cash equivalents	$34,603,817	$38,208,493
Short-term investments	14,374,721	14,372,653
Accounts receivable	129,842	—
Inventory	18,554	—
Other current assets	520,272	237,752
Total Current Assets	49,647,206	52,818,898

Property and Equipment, Net	2,487,819	2,585,744
Assets Held for Investment, Net	3,605,950	3,602,773
Patents, Net	5,051,079	5,097,827

TOTAL ASSETS	$60,792,054	$64,105,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$4,847,526	$5,444,790
Current maturities of long-term debt	77,110	428,059
Convertible Debentures, Net of Debt Discount of $385,418 and
$608,737 at October 31, 2006 and July 31, 2006, respectively	153,044	160,494
Total Current Liabilities	5,077,680	6,033,343

Long-Term Debt, Net	2,969,254	2,608,105

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value;
authorized, issued and outstanding 1,000 shares at
October 31, 2006 and July 31, 2006	1	1
Common stock, $.001 par value; authorized 500,000,000 shares at
October 31, 2006 and July 31, 2006; 107,990,540 and 107,398,360
shares issued and outstanding, respectively	107,990	107,397
Additional paid-in capital	244,018,721	243,097,627
Deficit accumulated during the development stage	(192,153,357)	(188,495,312)
Accumulated other comprehensive income	771,765	754,081
Total Stockholders’ Equity	52,745,120	55,463,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$60,792,054	$64,105,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2006	2005	2006
Revenues	$139,005	$43,750	$2,333,301

Cost of Goods Sold	31,515	—	31,515

Operating Expenses:
Research and development	1,592,933	676,379	62,702,906
Research and development -
related party	—	—	220,218
General and administrative	2,494,739	1,474,856	80,635,308
General and administrative -
related party	—	—	314,328
Total Operating Expenses	4,087,672	2,151,235	143,872,760

Operating Loss	(3,980,182)	(2,107,485)	(141,570,974)

Other Income (Expense):
Miscellaneous income (expense)	—	—	196,193
Income from Rental Operations, net	34,473	4,853	353,836
Interest income	603,772	1,337	4,765,850
Interest expense	(257,590)	(6,739,575)	(42,685,966)
Loss on extinguishment of debt	(58,518)	(162,348)	(13,955,424)

Net Loss Before Undernoted	(3,658,045)	(9,003,218)	(192,896,485)

Minority Interest Share of Loss	—	—	3,038,185

Net Loss	(3,658,045)	(9,003,218)	(189,858,300)

Preferred Stock Dividend	—	—	2,295,057

Net Loss Available to Common
Shareholders	$(3,658,045)	$(9,003,218)	$(192,153,357)

Basic and Diluted Net Loss Per
Common Share	$(.03)	$(.20)

Weighted Average Number of Shares
of Common Stock Outstanding	107,608,541	45,798,108

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2006	2005	2006
Cash Flows From Operating Activities:
Net loss	$(3,658,045)	$(9,003,218)	$(189,858,300)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	288,593	279,984	5,004,449
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	3,097	1,278	152,882
Loss on disposal of property and equipment	—	162,348	911
Loss on extinguishment of debt	58,518	—	13,955,424
Common stock issued as employee compensation	183,000	—	1,728,504
Common stock issued for services rendered	160,639	(27,211)	5,461,942
Amortization of prepaid services in conjunction with common
stock issuance	—	46,125	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,006,323
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	—	147,630	1,482,879
Amortization of discount on convertible debentures	223,319	3,415,992	18,545,009
Common stock issued as interest payment on convertible
debentures	10,628	3,151,489	279,371
Interest on short-term advance	—	6,658	30,856
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of
long-term debt	—	—	113,274
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	(97,691)	—	(97,691)
Miscellaneous receivables	--	—	43,812
Inventory	(18,552)	—	(18,552)
Other current assets	(143,487)	5,562	(246,132)
Accounts payable and accrued expenses	(601,675)	173,525	9,035,578
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(3,591,656)	(1,639,838)	(104,248,868)

Cash Flows From Investing Activities:
Purchase of property and equipment	(42,496)	(13)	(4,485,203)
Costs incurred for patents	(55,571)	(22,795)	(1,664,567)
Change in restricted cash	—	29,295	45,872
Proceeds from maturity of short term investments	7,841,384	—	143,128,430
Purchases of short-term investments	(7,843,452)	—	(157,503,151)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(170,546)	—	(677,379)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(270,681)	6,487	(24,455,733)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(18,305)	(52,693)	(1,797,523)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	125,000	6,391,999	44,015,049
Proceeds from exercise of stock options	153,133	101,545	4,405,328
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Proceeds from issuance of convertible debentures, net	—	2,485,000	20,254,930
Repayments of convertible debentures	—	—	(461,358)
Purchase of treasury stock	—	—	(119,066)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	—	(483,869)
Net Cash Provided by Financing Activities	259,828	8,925,851	163,288,355

Effect of Exchange Rates on Cash	(2,167)	1,051	20,063

Net Increase (Decrease) in Cash and Cash Equivalents	(3,604,676)	7,293,551	34,603,817

Cash and Cash Equivalents, Beginning of Period	38,208,493	586,530	—

Cash and Cash Equivalents, End of Period	$34,603,817	$7,880,081	$34,603,817

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2007. In the Company’s opinion all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company is in the development stage and has realized minimal revenues to date. The Company currently has one approved product, Glucose RapidSpray, which has generated revenue commencing during the three months ended October 31, 2006. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

2.	Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its product to various pharmacies. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of $-0- and at October 31, 2006 and July 31, 2006, however, actual write-offs may exceed the allowance.

Inventory

Inventories consist primarily of Glucose RapidSpray product and components. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventories to their net realizable value.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

Revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these retailers is deferred until a provision for returns can be reasonably estimated based on historical experience or the products are sold to a third party.

3.	Effects of Recent Accounting Pronouncements

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Stock-Based Compensation

As of October 31, 2006, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,900,000 and 1,222,331 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of October 31, 2006.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted to employees during the three months ended October 31, 2006.

The summary of the stock option activity for the three months ended October 31, 2006 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Instrinsic
	Shares	Share	Term (Years)	Value
Outstanding, August 1, 2006	8,429,597	$1.15
Granted	—	$—
Cancelled	(180,000) $	8.12
Exercised	(96,800)	$1.58
Outstanding, October 31, 2006	8,152,797	$0.99	2.58	$8,640,721
Exercisable, October 31, 2006	8,152,797	$0.99	2.58	$8,640,721

Grant Date Fair of Cancelled Options			$5.88
Total Intrinsic Value of Options Exercised			$39,500

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company had no non-vested stock options outstanding as of October 31, 2006 and July 31, 2006. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

5.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2006 and 2005, was $3,640,361 and $8,914,561, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	October 30,	July 31,
	2006	2006
Accounts Payable	$1,470,200	$624,543
Research and Development	368,933	696,769
Executive Compensation	1,596,455	2,121,389
Financial Services	1,411,938	1,411,938
Total	$4,847,526	$5,444,790

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Convertible Debentures

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

	Debenture
	3rd $4,000,000
Date Issued	2/2006
Promissory Note Amount	$1,000,000
# of Promissory Notes	4
Terms	(A	)
Conversion Price	$1.25

Gross Proceeds	$4,000,000
Net Cash Proceeds	$4,000,000
Warrants Issued to Investor	3,200,000
Warrant Exercise Price	$1.25
Warrant Fair Value (WFV)	$2,374,507
Black Scholes Model Assumptions	(B1)
Beneficial Conversion Feature (BCF)	$1,625,493

Amortization of WFV and BCF as
Non-cash Interest Expense	$3,614,582

Principal and Interest Converted	$2,850,739
Loss on Extinguishment (C)	$2,373,363
Shares Issued Upon Conversion	2,280,592

Principal and Interest Repayments
in Shares of Common Stock	$680,684
Loss on Extinguishment (C)	$470,075
Shares Issued for Principal and
Interest Repayments	514,665
Principal and Interest Repayments
in Cash	$—

As of October 31, 2006, the $153,044 net outstanding balance of convertible debentures is comprised of $538,462 of debt net of unamortized debt discount of $385,418 related to the 3rd $4,000,000 convertible debentures. All other convertible debentures have either been repaid or converted to shares of common stock and the related debt discounts have been fully amortized.

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

(B)	Black Scholes pricing model assumptions:

Risk Free	Expected
Interest Rate	Volatility	Life (Years)
4.49%	0.9380	5.50

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)
Loss on extinguishment represents the difference between the quoted market price of the Company's common stock and lower of predetermined conversion price or the 10% discount to the average of the 20-day VWAP.

8.	Pending Litigation

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

In September, 2006, The Shemano Group, Inc. (“Shemano”), a San Francisco-based investment banking firm, commenced an arbitration proceeding against the Company before the National Association of Securities Dealers (the “NASD”) alleging entitlements to cash and warrant compensation under a November 1, 2004 finder’s agreement in respect of certain subsequent financing transactions concluded by the Company. The Company has since filed an answer with the NASD. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time.

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

Basic EPS and Diluted EPS for the three months ended October 31, 2006 and 2005 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 23,894,549 and 29,821,353 incremental shares at October 31, 2006 and 2005, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

10.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	October 31,
	2006	2005
Cash paid during the period for:
Interest	$56,265	$56,427
Income taxes	$—	$—
Disclosure of non-cash investing and financing activities:
Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$—	$140,000
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$—	$44,850
Increase in deferred debt issuance costs included in accounts payable and accrued expenses in conjunction with capitalized
services upon issuance of convertible debentures	—	$35,000
Costs paid from proceeds in conjunction with capitalized
services upon issuance of convertible debentures	$—	$15,000
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion
feature	$—	$2,470,370
Satisfaction of accounts payable through the issuance of
common stock	$—	$133,605
Principal repayment of convertible debentures through the
issuance of common stock	$—	$782,308
Issuance of common stock in conjunction with convertible
debenture repayments	$230,769	$—
Issuance of common stock in conjunction with convertible
debenture conversion	$—	$3,685,217
Increase in subscription receivable as a result of warrant
exercises	$—	$500,000
Increase in other current assets for the prepayment of services
through the issuance of common stock	$—	$184,500

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stockholders’ Equity

During the three months ended October 31, 2006, the Company issued an aggregate of 193,118 shares of common stock as monthly principal and interest payments totaling $299,915 of convertible debentures (see Note 7).

During the three months ended October 31, 2006, the Company issued 102,262 shares of common stock to various consultants for services rendered in the amount of $160,639. The shares were valued at $1.43 to $1.83 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2006, the Company issued 100,000 shares of common stock valued at $183,000 as employee compensation based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2006, the Company received aggregate cash proceeds of $153,132 from exercises of stock options. The Company issued 96,800 shares of common stock as a result of these transactions.

During the three months ended October 31, 2006, the Company received aggregate cash proceeds of $125,000 from exercises of stock warrants. The Company issued 100,000 shares of common stock as a result of these transactions.

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Monthly
Repayments	193,118	$193	$299,722	$299,915
Warrants and Stock Options Exercised for Cash	196,800	197	277,935	278,132
Issuance for Services	102,262	102	160,537	160,639
Issuance as Employee Compensation	100,000	100	182,900	183,000
Total	592,180	$592	$921,094	$921,686

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month period ended October 31, 2006. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2006, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2006 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," “anticipates,” "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;
•	our expectations of when different phases of clinical activity may commence and conclude;
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and
•	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2006 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

About the Company

We are engaged primarily in the research, development, and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity. In our wholly-owned subsidiary, Antigen Express, Inc., we focus on immunomedicines. We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

We are a development stage company and, from inception through the end of the 2006 fiscal year, had not received any revenues from operations other than the $1,000,000 upfront payment which we received from Eli Lilly and Company pursuant to a development and license agreement that we entered into in September 2000 and subsequently terminated as of June 2003. In the quarterly period ended October 31, 2006, we realized revenue of approximately $95,000 from sales of our confectionary, Glucose RapidSpray™, which we introduced in August 2006 and which is currently available in certain independent pharmacies in the United States and Canada. In September 2006, we entered into wholesale purchase agreement with Cardinal Health for the distribution of Glucose RapidSpray™ in retail stores across United States. We subsequently entered into distribution agreements with AmerisourceBergen Corporation and McKesson Canada and received purchase orders from Shoppers Drug Mart. We expect to procure additional distribution arrangements with wholesalers and retail chains to distribute this product in other stores throughout the United States and Canada.

We have begun the regulatory approval process for five products: our oral insulin formulation (late-stage), our oral morphine formulation (pre-clinical), the Antigen HER-2/neu positive breast cancer vaccine (Phase 2), the Antigen avian influenza vaccine (Phase 1), and the Antigen prostate cancer vaccine (Phase 1). Our oral insulin formulation, Generex Oral-lyn™, was approved for commercial marketing and sale in Ecuador in May 2005 and is presently available for sale there. Our joint partner for the commercialization of Generex Oral-lyn™ in Latin America, PharmaBrand S.A., has reported commercial sales of Generex Oral-lyn™ in Ecuador and expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in early 2007. We expect to receive the revenues from the sale of Generex Oral-lyn™ in Ecuador in the second quarter of this fiscal year.

Our organizational structure consists of Generex Biotechnology Corporation and five wholly-owned subsidiaries: Generex Pharmaceuticals Inc., which is incorporated in Ontario, Canada and which performs all of our Canadian operations; Generex (Bermuda), Inc., which is incorporated in Bermuda and which currently does not conduct any business activities; Antigen Express, Inc., which is incorporated in Delaware and which we acquired in 2003; Generex Pharmaceuticals (USA) LLC, which we organized in North Carolina in February 2006 and which has not yet commenced any business operations; and Generex Marketing & Distribution Inc., which we organized in Ontario, Canada in September 2006 and which has not yet commenced any business operations.

Strategy

With the launch of commercial sales of our oral insulin product in Ecuador and our oral glucose product in independent pharmacies in the United States and Canada, we will receive revenues from product sales in the 2007 fiscal year. We project that this revenue will not be sufficient for all of our cash needs during the year. In the past, we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended October 31, 2006, we received a total of $43,750 in such research grants, and we have received a total of $1,238,046 in such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in our last two fiscal years, we believe that we have secured the funds necessary to continue with the commercialization of Generex Oral-lyn™ in Ecuador, to seek regulatory approval for this product in certain other Latin American countries and to pursue late-stage clinical trials of this product in Canada and Europe. We also project that we will have the funds to support further research and development and clinical testing of the Antigen Express vaccine technologies.

In fiscal 2007, we plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other Latin American countries, Canada, and Europe. In September 2006 a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada. We anticipate being in a position to commence late-stage clinical trials of Generex Oral-lyn™ in Canada by the spring of 2007. In anticipation of undertaking late-stage clinical trials in Canada, we have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™.

We face competition from other providers of alternate forms of insulin, including Pfizer which could capture a large portion of the market with its inhalable form of insulin, marketed as Exubera®, initial supplies of which became available in the U.S. in September 2006. We understand that an expanded roll-out of Exubera® to primary-care physicians in the U.S., which Pfizer previously targeted for November 2006, will begin in January 2007. We believe that our buccal delivery technology offers several advantages over alternate forms of insulin.

In fiscal 2007, we expect to continue collaborations to develop other products. We will continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. We expect to continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the last fiscal quarter, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. We filed a Clinical Trial Application with Health Canada for the commencement of late-stage trials for Generex Oral-lyn™, which application was approved by Health Canada in September, 2006. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada, Europe and eventually the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. Our South American joint venture partner, PharmaBrand S.A., completed the first commercial production run of Generex Oral-lyn™ in Ecuador in June, 2006. During the last fiscal quarter, we and PharmaBrand have implemented education, marketing and training programs for physicians in Ecuador to support sales of Generex Oral-lyn™, which is available through physician referrals and pharmacies. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador in fiscal 2007, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities in Latin America.

Although we initiated regulatory approval process for our morphine buccal product, we did not expend resources to further this product during our last fiscal quarter.

During the last fiscal quarter, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase 2 clinical trials involving patients with HER-2/neu positive breast cancer. We expect to begin clinical trials in Greece in the second quarter of fiscal 2007 with the same compound as an immunotherapeutic vaccine for prostate cancer. We also expect to initiate clinical trials of a synthetic immunotherapeutic vaccine for avian influenza in Lebanon in fiscal 2007.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the last fiscal quarter ended October 31, 2006, approximately 68% of our $1,592,933 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects. During the fiscal quarter ended October 31, 2005, approximately 64% of our $676,379 in research expenses was attributable to insulin and platform technology development, and we did not spend any money on morphine or fentanyl buccal projects.

Approximately 32% or $509,408 of our research and development expenses for the fiscal quarter ended October 31, 2006 was related to Antigen's immunomedicine products compared to approximately 36% or $246,358 for the fiscal quarter ended October 31, 2005. Because these products are in the pre-clinical or Phase 1 stages of development (with the exception of the Antigen HER-2/neu positive breast cancer vaccine for which Phase 2 clinical trials have been initiated), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations

Three Months Ended October 31, 2006 Compared to Three Months Ended October 31, 2005

Our net loss for the quarter ended October 31, 2006 was $3,658,045 versus $9,003,218 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during 2006 fiscal year. Our operating loss for the quarter increased to $3,980,182 compared to $2,107,485 in the first fiscal quarter of 2006. The increase resulted from an increase in general and administrative expenses (to $2,494,739 from $1,474,856), and an increase in research and development expenses (to $1,592,933 from $676,379). Our revenues increased from $43,750 in the first quarter of the prior fiscal year to $139,005 for the quarter ended October 31, 2006.

The increase in general and administrative expenses for the quarter ended October 31, 2006 is due primarily to the increase of cash and non cash compensation to financial and other consultants in the quarter ended October 31, 2006 compared to such compensation paid in the first quarter of the prior fiscal year, increase in legal and accounting and travel expenses and an increase in executive and other employee compensation.

The increase in research and development expenses for the quarter ended October 31, 2006 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen.

Our interest expense in the first fiscal quarter of 2007 decreased to $257,590 compared to interest expense of $6,739,575 in the first fiscal quarter of 2006 due to smaller number of convertible debentures still outstanding and none entered during first fiscal quarter of 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $58,518 in the first fiscal quarter of 2007 compared to $162,348 in the same quarter for the last year. Our interest income increased to $603,772 in the first fiscal quarter of 2007 compared to $1,337 in the same quarter for the last year primarily due to substantially higher cash and short term investment balances during the current fiscal quarter. We received a slightly higher income from rental operations (net of expense) of $34,473 in the first fiscal quarter of 2007 compared to $4,853 in the same quarter for the last year.

Developments

In August 2006, we introduced our new Glucose RapidSpray™ product which became available in independent retail pharmacies in the United States and Canada in October, 2006.

In August, 2006, we entered into an agreement with the Euroclinic in Athens, Greece to commence clinical trials on an immunotherapeutic vaccine for prostate cancer developed by Antigen. The compound has been in clinical trials for more than a year at the Walter Reed Army Medical Center in patients with breast cancer. We believe that the trials conducts at Walter Reed are promising and have consequently deemed it appropriate to expand the studies to include patients with prostrate cancer. We expect that these studies will begin in December 2006.

In September, 2006, we executed a clinical supply agreement and a related quality agreement with Cardinal Health PTS, LLC. We have contracted with Cardinal Health for the manufacture of clinical trial batches of our oral insulin product, Generex Oral-lyn™.

In November, 2006, we entered into an agreement with the Lebanese-Canadian Hospital in Beirut, Lebanon to conduct a human clinical trial of a synthetic avian influenza vaccine developed by Antigen Express, representing the first studies to be conducted in humans. This vaccine is based upon peptide-synthesis technology which we believe can be manufactured rapidly, easily and at inexpensive cost. The study is being undertaken with the approval of the appropriate Lebanese governmental and regulatory bodies.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At October 31, 2006, we had cash and short-term investments of approximately $49 million, a decrease of $3.6 from the balance as of the end of the prior fiscal year. As of October 31, 2006, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next nine months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. While we have generally been able to raise equity capital as required, our cash balances were very low during parts of 2005 and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At October 31, 2006, we had 6% secured convertible debentures outstanding in the aggregate principal amount of $538,462, which were issued in connection with the Securities Purchase Agreement dated November 10, 2004 and the amendments thereto. The outstanding debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance (May 1, 2006). Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If the we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each debenture, the principal amount outstanding under each such debenture is initially convertible into shares of our common stock at a conversion price of $1.25.

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

Since November 2004, we have issued an aggregate of 20,285,658 shares of common stock resulting from the conversion and repayment of an aggregate of $17,122,435 of debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto.

As of October 31, 2006, warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto were exercised to purchase an aggregate of 34,385,904 shares of our common stock at varying exercise prices for an aggregate proceeds to us of $35,092,210.

All of the shares issued upon the conversion and repayment of debentures and exercise of warrants have been registered with the SEC for resale by the investors.

At October 31 2006, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Exercise Date	Expiration Date
January 26, 2006	522,226	$1.60	June 2, 2006	July 22, 2011
February 27, 2006	4,770,617	$3.00	August 27, 2006	August 27, 2011
February. 28, 2006	272,120	$1.25	August 31, 2006	August 31, 2011
March 1, 2006	800,000	$3.00	September 6, 2006	September 6, 2011
June 1, 2006	2,560,980	$2.45	June 1, 2006	June 1, 2011
June 2, 2006	3,273,144	$2.35	June 2, 2006	June 2, 2011

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

Revenue Recognition. Revenues are recognized when the following fundamental criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. Recognition of revenue on all sales to these retailers is deferred until a provision for returns can be reasonably estimated based on historical experience or the products are sold to a third party.

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

Contractual Obligations

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,584,826	972,847	1,386,327	1,225,652	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	76,730	25,146	48,229	3,355	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$3,661,556	$997,993	$1,434,556	$1,229,007	$0

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended October 31, 2005 and 2006, we paid the management company approximately $8,600 and $11,856, respectively, in management fees.

David Wires, one of our directors, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2006, we paid approximately $85,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2007.

New Accounting Pronouncements

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

In July 2006, the FASB published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109, “Accounting for Income Taxes,” on the uncertainty in income taxes recognized in an enterprise’s financial statements. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We do not expect that the adoption of FIN No. 48 will have a significant impact on our consolidated results of operations or financial position.

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

SFAS No. 157 also stipulates that, as a market-based measurement, fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability, and establishes a fair value hierarchy that distinguishes between (a) market participant assumptions developed based on market data obtained from sources independent of the reporting entity (observable inputs) and (b) the reporting entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). Finally, SFAS No. 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition. Entities are encouraged to combine the fair value information disclosed under SFAS No. 157 with the fair value information disclosed under other accounting pronouncements, including SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” where practicable. The guidance in this Statement applies for derivatives and other financial instruments measured at fair value under SFAS No. 133 , “Accounting for Derivative Instruments and Hedging Activities,” at initial recognition and in all subsequent periods. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years, although earlier application is encouraged. Additionally, prospective application of the provisions of SFAS No. 157 is required as of the beginning of the fiscal year in which it is initially applied, except when certain circumstances require retrospective application. We are currently evaluating the impact of adopting this statement.

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

As of October 31, 2006, we have fixed rate debt totaling $3,046,364. This amount consists of the following:

Loan Amount	Interest Rate per Annum
427,861	6.82%
265,284	6.82%
647,970	7.60%
356,920	8.50%
206,223	10%
1,142,106	6.07%
3,046,364	Total

These debt instruments mature from August 2008 through June 2011. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report of Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the “SEC”) and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosures.

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

Shemano Group, Inc. On September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claims it is entitled to be paid fees in connection with our private placements in September 2005, January 2006 and June 2006, pursuant to an Exclusive Finder’s Agreement dated November 1, 2004. Shemano claims it is entitled to fees of $945,000 in cash and warrants exercisable for 405,000 shares of our common stock. We have since filed an answer with the NASD and plan to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2006, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarterly period ending October 31, 2006, we have received nominal revenues from sales of our confectionary, Glucose RapidSpray™, and we expect to receive some revenue from the sale of our oral insulin product in Ecuador in the second quarter of fiscal 2007. To date, we have not been profitable and our accumulated net loss was $189,858,300 at October 31, 2006. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently selling in Ecuador and Glucose RapidSpray™ which we began selling in the United States in October 2006, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Risks Related to Marketing of Our Potential Products

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

In January, 2006, the FDA approved Pfizer, Inc.’s inhalable form of insulin, the first non-injected insulin to be approved by the FDA. Pfizer’s product in inhaled through the mouth and absorbed in the lungs. Initial supplies of this product, which is marketed as Exubera®, became available in the U.S. in September 2006. We understand that an expanded roll-out of Exubera® to primary-care physicians in the U.S., which Pfizer previously targeted for November 2006, will begin in January 2007. While we believe that absorption though the buccal cavity offers several advantages over absorption through the lungs, Pfizer’s early approval could allow it to capture a large portion of the market.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously reported in our Quarterly Report on Form 10-Q for the three-month period ended April 30, 2006, our Board of Directors on April 17, 2006 approved the issuance of an aggregate of 72,000 shares of our restricted common stock as partial consideration the provision of services by The Abajian Group, LLC (“Abajian”) under an agreement with us relating to the solicitation, evaluation and design of third-party wholesale and retail distribution channels for certain of our products. Subsequently, our Board of Directors approved the issuance of an additional 28,000 shares pursuant to this agreement and approved the modification of certain provisions of this agreement. These shares (100,000 in the aggregate) were qualified for public re-sale pursuant to the registration statement, which we filed and which was declared effective by the SEC on July 21, 2006. During the three months ended October 31, 2006, we issued 25,000 of such shares to Ananindeau, S.A., an entity controlled by the principal of Abajian, pursuant to this agreement. As indicated in our Quarterly Report on Form 10-Q for the quarterly period ended April 30, 2006, we believe that the issuance of such shares is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  The issuance of such securities does not involve the use of underwriters, and no commissions will be paid in connection therewith.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006, our Board of Directors, on September 8, 2006, approved the issuance of up to 300,000 shares our restricted common stock (in equal monthly installments of 25,000 shares) in payment of services to be rendered by CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services for the period August 22, 2006 to August 21, 2007. During the three months ended October 31, 2006, the Company issued 75,000 shares of common stock to CEOcast, Inc. pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On October 6, 2006, our Board of Directors approved the issuance of an aggregate of 100,000 shares of common stock (valued at $183,000 based on the closing trading price of our common stock on the date of the issuance) to three of employees in respect of research and development work on our metformin gum product and the preparation and filing of patent applications in respect thereof. Each employee received an aggregate of 33,333 shares of our common stock. The sales of such shares were exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. Each of the three employees is a resident of Canada. The issuances of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuances or sales, if any, thereof.

In October 2006, we issued 2,262 shares of our common stock (qualified for public re-sale by a registration statement declared effective by the SEC on July 21, 2006) to a consultant as partial consideration pursuant to a consulting agreement between the consultant and us. The issuance of such shares was exempt from registration under the Securities Act, in reliance upon Section 4(2) thereof. The consultant is a resident of Canada. The issuance of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

The following unregistered sales of our equity securities occurred during our previous quarterly period which ended July 31, 2006:

Pursuant to the Generex Biotechnology 2006 Stock Plan, we issued 5,000 shares of restricted common stock as incentive compensation to an employee of our subsidiary, Generex Pharmaceuticals Inc., in May 2006. The issuance of such shares was exempt from registration under the Securities Act, in reliance upon Section 4(2) thereof. The employee recipient is a resident of Canada. The issuance of such shares did not involve the use of underwriters, and no commissions were paid in connection with the issuance or sale, if any, thereof.

Pursuant to an agreement for investor relation and financial communication services, our Board of Directors on May 30, 2006 approved the issuance of shares of our restricted common stock to an individual consultant. In consideration of the services to be provided pursuant to this agreement, the consultant will be entitled to payment in the form of shares of our restricted common stock (without any registration rights) for up to a maximum of 12 months in the following monthly amount: USD $7,000 divided by the average closing price of our common stock on the NASDAQ Capital Market for the five-trading days immediately preceding the commencement of the relevant 30-day period. The sale of such shares is exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that the advisor is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

In May 2006, following approval by our Board of Directors, we issued to Sound Capital, Inc. a warrant to purchase up to 25,000 shares of our restricted common stock in consideration of investor relation/communication activities performed by Sound Capital for the company. The exercise price per share under the warrant is $1.91, which represents the average closing price of our common stock on the NASDAQ Capital Market for the ten trading days ended May 26, 2006. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Sound Capital is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The sale of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith. The shares underlying the warrant were registered for re-sale pursuant to the registration statement that was declared effective by the SEC on July 21, 2006.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended October 31, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

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

4.27
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

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

Exhibit Number	Description of Exhibit(1)
4.32
Form of Additional Air Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.33
Form of Additional Air Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.34
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.35	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.36
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

4.38
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.39	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.40	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.41
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

10.1
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.2
Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.3	Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006 (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: December 8, 2006	By:	/s/ Anna E. Gluskin
Anna E. Gluskin President and Chief Executive Officer

Date: December 8, 2006	By:	/s/ Rose C. Perri
Rose C. Perri Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
October 31, 2006
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

4.27
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

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

Exhibit Number	Description of Exhibit(1)
4.32
Form of Additional Air Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.33
Form of Additional Air Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.34
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.35	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)
4.36
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

4.38
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.39	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.40	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.41
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

10.1
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.2
Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.3	Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006 (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2006)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description of Exhibit(1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.