Form 10-K/A
period 2006-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2007-02-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
Amendment No. 2

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

 Generex Biotechnology Corporation
Form 10-K/A
July 31, 2006

Index

		Page
Part IV
Item 15.	Exhibits and Financial Statement Schedules.	2

Signatures		3

Explanatory Note

This Amendment No. 2 (“Amendment”) to the Company’s Annual Report on Form 10-K for the year ended July 31, 2006 (the “Form 10-K”) is being filed solely to include a revised version of Exhibit 10.25, which is the subject of the Company’s request for confidential treatment submitted on October 16, 2006. In response to comments of the Staff relating to the Company’s request for confidential treatment, the Company has revised Exhibit 10.25 to include the following items that were redacted in the previously filed version of Exhibit 10.25: the estimated aggregate production period (found in the Executive Summary on page 2) and the termination notice requirement (found in Section 8.1 on page 12). Except as described above, no other change has been made to the Form 10-K, and this Form 10-K/A does not amend, update or change the any other Item or the disclosures in the Form 10-K in any way. This Form 10-K/A does not reflect events occurring after the filing of the Form 10-K or modify or update those disclosures, including any exhibits to the Form 10-K affected by subsequent events.

PART IV

Item. 15  Exhibits and Financial Statements and Schedules.

(a)
3.   Exhibits

Exhibit Number	Description of Exhibit (1)

10.25	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of February 2007.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: Chief Executive Officer and President

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

10.25	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment)*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
*Filed herewith.