Form 10-Q
period 2007-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2007-03-12
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 108,274,731 as of March 7, 2007.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
January 31, 2007 and July 31, 2006	1

Consolidated Statements of Operations — for the three and six month periods ended January 31, 2007 and 2006, and cumulative from
November 2, 1995 to January 31, 2007	2

Consolidated Statements of Cash Flows — For the six month
periods ended January 31, 2007 and 2006, and cumulative from
November 2, 1995 to January 31, 2007	3

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	24

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	25

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3. Defaults Upon Senior Securities	27

Item 4. Submission of Matters to a Vote of Security Holders	27

Item 5. Other Information	27

Item 6. Exhibits	28

Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$36,341,202	$38,208,493
Short-term investments	8,296,981	14,372,653
Accounts receivable	115,230	—
Inventory	42,404	—
Other current assets	579,405	237,752
Total Current Assets	45,375,222	52,818,898

Property and Equipment, Net	2,281,369	2,585,744
Assets Held for Investment, Net	3,389,382	3,602,773
Patents, Net	4,986,607	5,097,827

TOTAL ASSETS	$56,032,580	$64,105,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,079,766	$5,444,790
Deferred revenue	15,475	—
Current maturities of long-term debt	73,639	428,059
Convertible Debentures, Net of Debt Discount of $173,650 and $608,737 at January 31, 2007 and July 31, 2006, respectively	81,488	160,494
Total Current Liabilities	5,250,368	6,033,343

Long-Term Debt, Net	2,798,222	2,608,105

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred stock, $.001 par value; authorized, issued and outstanding 1,000 shares at January 31, 2007 and July 31, 2006	1	1
Common stock, $.001 par value; authorized 500,000,000 shares at January 31, 2007 and July 31, 2006; 108,274,731 and 107,398,360shares issued and outstanding, respectively	108,274	107,397
Additional paid-in capital	244,569,834	243,097,627
Deficit accumulated during the development stage	(197,348,991)	(188,495,312)
Accumulated other comprehensive income	654,872	754,081
Total Stockholders’ Equity	47,983,990	55,463,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,032,580	$64,105,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Three Months				(Date of
	Ended		For the Six Months Ended		Inception)
	January 31,		January 31,		to January 31,
	2007	2006	2007	2006	2007

Revenues	$45,923	$43,750	$184,928	$87,500	$2,379,224
Sales Discounts	(502)	—	(502)	—	(502)
Net Revenue	45,421	43,750	184,426	87,500	2,378,722

Cost of Goods Sold	21,466	—	52,981	—	52,981

Operating Expenses:
Research and development	2,482,082	1,317,115	4,075,015	1,993,494	65,184,988
Research and development - related party	—	—	—	—	220,218
Selling	13,399	—	13,399	—	13,399
General and administrative	3,006,951	3,910,887	5,501,690	5,385,743	83,642,259
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	5,502,432	5,228,002	9,590,104	7,379,237	149,375,192

Operating Loss	(5,478,477)	(5,184,252)	(9,458,659)	(7,291,737)	(147,049,451)

Other Income (Expense):
Miscellaneous income (expense)	—	500	—	500	196,193
Income from Rental Operations, net	52,462	30,987	86,935	35,840	406,298
Interest income	601,125	14,759	1,204,897	16,096	5,366,975
Interest expense	(248,437)	(8,490,956)	(506,027)	(15,230,531)	(42,934,403)
Loss on extinguishment of debt	(122,307)	(771,635)	(180,825)	(933,983)	(14,077,731)

Net Loss Before Undernoted	(5,195,634)	(14,400,597)	(8,853,679)	(23,403,815)	(198,092,119)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(5,195,634)	(14,400,597)	(8,853,679)	(23,403,815)	(195,053,934)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Shareholders	$(5,195,634)	$(14,400,597)	$(8,853,679)	$(23,403,815)	$(197,348,991)

Basic and Diluted Net Loss Per Common Share	$(.05)	$(.23)	$(.08)	$(.43)

Weighted Average Number of Shares of Common Stock Outstanding	108,160,528	63,906,552	107,884,535	54,852,364

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months Ended		(Date of Inception)
	January 31,		to January 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(8,853,679)	$(23,403,815)	$(195,053,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	577,206	566,445	5,293,062
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	3,097	1,278	152,882
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	180,826	933,983	14,077,732
Common stock issued as employee compensation	183,000	—	1,728,504
Common stock issued for services rendered	354,389	54,071	5,655,692
Amortization of prepaid services in conjunction with common stock issuance	—	92,250	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	7,300,145	7,006,323
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	777,967	1,482,879
Amortization of discount on convertible debentures	435,087	6,943,339	18,756,777
Common stock issued as interest payment on convertible debentures	15,716	112,688	284,459
Interest on short-term advance	—	13,524	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	—	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(110,104)	—	(110,104)
Miscellaneous receivables	—	—	43,812
Inventory	(44,087)	—	(44,087)
Other current assets	(177,291)	49,118	(279,936)
Accounts payable and accrued expenses	(341,258)	2,097,117	9,304,661
Deferred revenue	15,475	—	15,475
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(7,761,623)	(4,461,890)	(108,418,835)

Cash Flows From Investing Activities:
Purchase of property and equipment	(77,208)	(76,665)	(4,519,915)
Costs incurred for patents	(105,302)	(16,959)	(1,714,298)
Change in restricted cash	—	60,721	45,872
Proceeds from maturity of short term investments	17,488,782	—	152,775,828
Purchases of short-term investments	(11,413,110)	(6,000,000)	(161,072,809)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(176,092)	—	(682,925)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	5,717,070	(6,032,903)	(18,467,982)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		Cumulative From
		November 2, 1995
For the Six Months Ended		(Date of Inception)
January 31,		to January 31,
2007	2006	2007

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(34,773)	(107,352)	(1,813,991)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	125,000	15,399,998	44,015,049
Proceeds from exercise of stock options	176,983	202,790	4,429,178
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Proceeds from issuance of convertible debentures, net	—	9,955,000	20,254,930
Repayments of convertible debentures	(76,923)	—	(538,281)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	—	(119,066)
Net Cash Provided by Financing Activities	190,287	25,450,436	163,218,814

Effect of Exchange Rates on Cash	(13,025)	9,911	9,205

Net Increase (Decrease) in Cash and Cash Equivalents	(1,867,291)	14,965,554	36,341,202

Cash and Cash Equivalents, Beginning of Period	38,208,493	586,530	—

Cash and Cash Equivalents, End of Period	$36,341,202	$15,552,084	$36,341,202

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

The Company is in the development stage and has realized minimal revenues to date. The Company currently has one commercial product, Glucose RapidSprayTM, which has generated revenue commencing during the six months ended January 31, 2007. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

2.	Summary of Significant Accounting Policies

Accounts Receivable

Accounts receivable are customer obligations due under normal trade terms. The Company sells its product to various distributors and retailers. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of $-0- at January 31, 2007 and July 31, 2006, however, actual write-offs may exceed the allowance.

Inventory

Inventories consist primarily of Glucose RapidSprayTM product and components. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventories to their net realizable value.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Revenue Recognition

Revenues are recognized when the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred; (iii) the price to the customer is fixed or determinable; and (iv) collection of the sales price is reasonably assured. Delivery occurs when goods are shipped and title and risk of loss transfer to the customer, in accordance with the terms specified in the arrangement with the customer. Revenue recognition is deferred in all instances where the earnings process is incomplete. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists (as amended)” recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be a consigned inventory until the revenue is recognized.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances.

An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred.

SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157 , Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).

4.	Stock-Based Compensation

As of January 31, 2007, the Company had two stockholder-approved stock incentive plans under which options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan) and a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan). There were 1,900,000 and 1,047,490 shares of common stock reserved for future awards under the 2000 Plan and 2001 Plan, respectively, as of January 31, 2007.

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. No options were granted to employees during the six months ended January 31, 2007.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The summary of the stock option activity for the six months ended January 31, 2007 is as follows:
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Instrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2006	8,429,597	$1.15
Granted	—	$—
Cancelled	(185,159)	$8.08
Exercised	(111,800)	$1.58
Outstanding, January 31, 2007	8,132,638	$0.99	2.33	$6,792,983
Exercisable, January 31, 2007	8,132,638	$0.99	2.33	$6,792,983

Grant Date Fair of Cancelled Options	$5.85
Total Intrinsic Value of Options Exercised	$64,329

The Company had no non-vested stock options outstanding as of January 31, 2007 and July 31, 2006. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

5.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended January 31, 2007 and 2006, was $5,312,527 and $14,341,265, respectively, and for the six months ended January 31, 2007 and 2006, was $8,952,888 and $23,255,826, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	January 31,	July 31,
	2007	2006

Accounts Payable	$1,448,497	$624,543
Research and Development	630,601	696,769
Executive Compensation	1,588,730	2,121,389
Financial Services	1,411,938	1,411,938
Total	$5,079,766	$5,444,790

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Convertible Debentures

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.
	Debenture
	3rd $4,000,000
Date Issued	2/2006
Promissory Note Amount	$1,000,000
# of Promissory Notes	4
Terms	(A	)
Conversion Price	$1.25

Gross Proceeds	$4,000,000
Net Cash Proceeds	$4,000,000
Warrants Issued to Investor	3,200,000
Warrant Exercise Price	$1.25
Warrant Fair Value (WFV)	$2,374,507
Black Scholes Model Assumptions	(B1)
Beneficial Conversion Feature (BCF)	$1,625,493

Amortization of WFV and BCF as Non-cash Interest Expense
$3,826,350

Principal and Interest Converted	$2,923,894
Loss on Extinguishment (C)	$2,393,964
Shares Issued Upon Conversion	2,322,635

Principal and Interest Repayments in Shares of Common Stock	$941,326
Loss on Extinguishment (C)	$571,782
Shares Issued for Principal and Interest Repayments	641,813
Principal and Interest Repayments in Cash	$76,923

As of January 31, 2007, the $81,488 net outstanding balance of convertible debentures is comprised of $255,138 of debt net of unamortized debt discount of $173,650 related to the 3rd $4,000,000 convertible debentures. All other convertible debentures have either been repaid or converted to shares of common stock and the related debt discounts have been fully amortized.

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

(B)	Black Scholes pricing model assumptions:

Risk Free	Expected	Life
Interest Rate	Volatility	(Years)

4.49%	0.9380	5.50

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

In September, 2006, The Shemano Group, Inc. (“Shemano”), a San Francisco-based investment banking firm, commenced an arbitration proceeding against the Company before the National Association of Securities Dealers (the “NASD”) alleging entitlements to cash and warrant compensation under a November 1, 2004 finder’s agreement in respect of certain subsequent financing transactions concluded by the Company. The Company has since filed an answer with the NASD. The arbitration hearing has been scheduled for June 2007. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time.

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

Basic EPS and Diluted EPS for the three and six months ended January 31, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 23,647,730 and 37,791,029 incremental shares at January 31, 2007 and 2006, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

10.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended January 31,
	2007	2006
Cash paid during the period for:
Interest	$137,696	$56,427
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:

Value of common stock issued in conjunction with capitalized services upon issuance of convertible debentures	$—	$619,467
Value of warrants issued in conjunction with capitalized services upon issuance of convertible debentures	$—	$210,300
Costs paid from proceeds in conjunction with capitalized services upon issuance of convertible debentures	$—	$45,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$—	$9,087,156
Satisfaction of accounts payable through the issuance of common stock	$—	$133,605
Principal repayment of convertible debentures through the issuance of common stock	$384,616	$1,075,794
Issuance of common stock in conjunction with convertible debenture conversion	$52,554	$6,963,007

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stockholders’ Equity

During the six months ended January 31, 2007, the Company issued an aggregate of 320,266 shares of common stock as monthly principal and interest payments totaling $560,557 and 42,043 shares of common stock upon the conversion of $73,155 in principal of convertible debentures (see Note 7).

During the six months ended January 31, 2007, the Company issued 202,262 shares of common stock to various consultants for services rendered in the amount of $354,389. The shares were valued at $1.43 to $2.15 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2007, the Company issued 100,000 shares of common stock valued at $183,000 as employee compensation based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2007, the Company received aggregate cash proceeds of $176,982 from exercises of stock options. The Company issued 111,800 shares of common stock as a result of these transactions.

During the six months ended January 31, 2007, the Company received aggregate cash proceeds of $125,000 from exercises of stock warrants. The Company issued 100,000 shares of common stock as a result of these transactions.

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Monthly Repayments	320,266	$320	$560,237	$560,557
Convertible Debenture Conversions	42,043	42	73,113	73,155
Warrants and Stock Options Exercised for Cash	211,800	212	301,770	301,982
Issuance for Services	202,262	202	354,187	354,389
Issuance as Employee Compensation	100,000	100	182,900	183,000

Total	876,371	$876	$1,472,207	$1,473,083

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and six-month periods ended January 31, 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2006, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2007.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2007 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," “anticipates,” "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2006, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

We are a development stage company and, from inception through the end of the 2006 fiscal year, had not received any revenues from operations other than the $1,000,000 upfront payment which we received from Eli Lilly and Company pursuant to a development and license agreement that we entered into in September 2000 and subsequently terminated as of June 2003. In the quarterly period ended January 31, 2007, we realized revenue of approximately $45,000 from sales of our confectionary, Glucose RapidSpray™, which we introduced in August 2006 and which is currently available in retail stores and independent pharmacies in the United States and Canada. We have entered into distribution agreements with Cardinal Health, AmerisourceBergen Corporation and McKesson Canada for the distribution of Glucose RapidSpray™ in retail stores in the United States and Canada and have received purchase orders from Shoppers Drug Mart, Meijer, Inc., Kerr Drug, Inc., Hy-Vee, Inc., and Fruth Pharmacy, Inc. We expect to procure additional distribution arrangements with wholesalers and retail chains to distribute this product in other stores throughout the United States and Canada. In December 2006, we entered into a letter of intent with Inyx, Inc. pursuant to which Inyx would be the exclusive manufacturer of Glucose RapidSpray™ except in Canada and Ecuador. We anticipate that the manufacturing agreement with Inyx will extend for three years.

We have begun the regulatory approval process for five products: our oral insulin formulation (late-stage), our oral morphine formulation (pre-clinical), the Antigen HER-2/neu positive breast cancer vaccine (Phase II), the Antigen avian influenza vaccine (Phase I), and the Antigen prostate cancer vaccine (Phase I). Our oral insulin formulation, Generex Oral-lyn™, was approved for commercial marketing and sale in Ecuador in May 2005 and is presently available for sale there. Our business partner for the commercialization of Generex Oral-lyn™ in Latin America, PharmaBrand S.A., is responsible for the commercial sales of Generex Oral-lyn™ in Ecuador and expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in 2007. We expect to receive the revenues from the sale of Generex Oral-lyn™ in Ecuador during this fiscal year.

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

Strategy

With the launch of commercial sales of our oral insulin product in Ecuador and our oral glucose product in retail chains and independent pharmacies in the United States and Canada, we have received revenues from product sales in fiscal 2007. We project that this revenue will not be sufficient for all of our cash needs during the year. In the past, we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the first half of fiscal 2007, we received a total of $72,917 in such research grants, and we have received a total of $1,192,123 in such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy a portion of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in our last two fiscal years, we believe that we have secured the funds necessary to continue in the short term with the commercialization of Generex Oral-lyn™ in Ecuador, to seek regulatory approval for this product in certain other Latin American countries and to pursue late-stage clinical trials of this product in Canada, the United States and Europe. We also project that we will have funds in the short term to support further research and development and clinical testing of the Antigen Express vaccine technologies.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the Food and Drug Administration or other regulatory approvals are obtained. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. We have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing.

In fiscal 2007, we plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other Latin American countries, Canada, the United States and Europe. In September 2006 a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada. We anticipate being in a position to commence patient dosing in fall of 2007. In anticipation of undertaking late-stage clinical trials in Canada, we have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™.

We face competition from other providers of alternate forms of insulin, including Pfizer which could capture a large portion of the market with its inhalable form of insulin, marketed as Exubera®, initial supplies of which became available in the U.S. in September 2006. We understand that an expanded roll-out of Exubera® to primary-care physicians and direct-to-consumer advertising in the U.S., which Pfizer previously targeted for November 2006, is now scheduled to begin in the second half of 2007. We believe that our buccal delivery technology offers several advantages over alternate forms of insulin.

In fiscal 2007, we expect to continue collaborations to develop other products. We will continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. In late 2006, we obtained our first foreign patent covering our medicinal gum platform. We expect to continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza. In November 2006, we entered into an agreement with the Lebanese-Canadian Hospital in Beruit, Lebanon to conduct a clinical trial of the Antigen synthetic avain influenza vaccine. In February 2007, in conjunction with the United States Military Cancer Institute’s Clinical Trials Group, we entered into a Phase II clinical trial using the Antigent peptide vaccine in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the past six months, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In September 2006, our Clinical Trial Application with Health Canada for the commencement of late-stage trials for Generex Oral-lyn™ was approved by Health Canada. Late-stage trials of this product will involve tests with a large number of patients over a significant period of time. The completion of late-stage trials in Canada, Europe and the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. Our South American business partner, PharmaBrand S.A., completed the first commercial production run of Generex Oral-lyn™ in Ecuador in June, 2006. During the six months ended January 31, 2007, we and PharmaBrand have implemented education, marketing and training programs for physicians in Ecuador to support sales of Generex Oral-lyn™, which is available through physician referrals and pharmacies. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador in fiscal 2007, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities in Latin America.

Although we initiated regulatory approval process for our morphine buccal product, we did not expend resources to further this product during the six-month period ended January 31, 2007.

During the six months ended January 31, 2007, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials involving patients with HER-2/neu positive breast cancer. We expect to begin clinical trials in Greece in the third quarter of fiscal 2007 with the same compound as an immunotherapeutic vaccine for prostate cancer. In addition, we have selected volunteers in January 2007 to be included in clinical trials of a synthetic immunotherapeutic vaccine for avian influenza in Lebanon in fiscal 2007.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2007, approximately 69% of our $4,075,015 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects. During the six months ended January 31, 2006, approximately 74% of our $1,993,494 in research expenses was attributable to insulin and platform technology development, and we did not spend any money on morphine or fentanyl buccal projects.

Approximately 31% or $1,242,950 of our research and development expenses for the six months ended January 31, 2007 was related to Antigen's immunomedicine products compared to approximately 26% or $512,466 for the same period last year. Because these products are in the pre-clinical or Phase I stages of development (with the exception of the Antigen HER-2/neu positive breast cancer vaccine for which Phase II clinical trials have been initiated), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations

Three Months Ended January 31, 2007 Compared to Three Months Ended January 31, 2006

Our net loss for the quarter ended January 31, 2007 was $5,195,634 versus $14,400,597 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during the 2006 fiscal year. Our operating loss for the quarter increased to $5,478,477 compared to $5,184,252 in the second fiscal quarter of 2006. The increase resulted from an increase in research and development expenses (to $2,482,082 from $1,317,115) despite a slight decrease in general and administrative expenses (to $3,006,951 from $3,910,887). Our net revenues decreased slightly from $43,750 in the quarter ended January 31, 2006 to $45,421 in the quarter ended January 31, 2007.

The increase in research and development expenses for the quarter ended January 31, 2007 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The decrease in general and administrative expenses is due primarily to the decrease in cash and non cash compensation to financial and other consultants and decrease in bonus compensation paid to executive officers.

Our interest expense in the fiscal quarter ended January 31, 2007 decreased to $248,437 compared to interest expense of $8,490,956 in the fiscal quarter ended January 31, 2006 due to smaller number of convertible debentures still outstanding and none entered into during fiscal 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $122,307 in the fiscal quarter ended January 31, 2007 compared to $771,635 in the same quarter for the last fiscal year. Our interest income increased to $601,125 in the fiscal quarter ended January 31, 2007 compared to $14,759 in the same quarter for the last fiscal year primarily due to substantially higher cash and short term investment balances during the current fiscal quarter. We received a slightly higher income from rental operations (net of expense) of $52,462 in the fiscal quarter ended January 31, 2007 compared to $30,987 in the same quarter for the last fiscal year.

Results of Operations

Six Months Ended January 31, 2007 Compared to Six Months Ended January 31, 2006

Our net loss for the six months ended January 31, 2007 was $8,853,679 versus $23,403,815 in the corresponding six-month period of the prior fiscal year. The decrease in net loss in this six-month period versus the corresponding six-month period of the prior fiscal year is primarily due to the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during the 2006 fiscal year. Our operating loss for the six months ended January 31, 2007 increased to $9,458,659 compared to $7,291,737 in the corresponding six-month period ended January 31, 2006. The increase resulted from an increase in research and development expenses (to $4,075,015 from $1,993,494) and slight increases in general and administrative expenses (to $5,501,690 from $5,385,743) and selling expenses (to $13,399 from $0). Our net revenues increased to $184,426 in the six months ended January 31, 2007 from $87,500 in the six months ended January 31, 2006. The increase in net revenues is attributable to sale of Glucose RapidSpray™.

The increase in research and development expenses for the six-month period ended January 31, 2007 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The increase in general and administrative expenses reflects the increase in accounting, legal financial, consulting, advertising and travel expenses. The increase was significantly offset by the reduction in executive compensation in connection with the cash and non cash bonuses paid to executive officers last year. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ that began in fiscal 2007 and were absent last year.

Our interest expense in the six-month period ended January 31, 2007 decreased to $506,027 compared to interest expense of $15,230,531 in the six-month period ended January 31, 2006 due to smaller number of convertible debentures still outstanding and none entered into during fiscal 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $180,825 in the six-month period ended January 31, 2007 compared to $933,983 in the corresponding period in the last fiscal year. Our interest income increased to $1,204,897 in the six-month period ended January 31, 2007 compared to $16,096 in the same period in the last fiscal year primarily due to substantially higher cash and short term investment balances during the current six-month period. We received a slightly higher income from rental operations (net of expense) of $86,935 in the six months ended January 31, 2007 compared to $35,840 in the six months ended January 31, 2006.

Developments

As of October 2006, we had received new purchase orders for Glucose RapidSpray™ from retail pharmacies, including Meijer, Inc., Kerr Drug, Inc., Hy-Vee, Inc., and Fruth Pharmacy, Inc.

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

In December 2006, we entered into a letter of intent with Inyx, Inc. pursuant to which Inyx would be the exclusive manufacturer of Glucose RapidSpray™ except in Canada and Ecuador. We anticipate that the manufacturing agreement with Inyx will extend for three years.

In February 2007, in conjunction with the United States Military Cancer Institute’s Clinical Trials Group, we entered into a Phase II clinical trial using the Antigent peptide vaccine in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At January 31, 2007, we had cash and short-term investments of approximately $44.5 million, a decrease of $7.9 million from the balance as of the end of the prior fiscal year. As of January 31, 2007, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. While we have generally been able to raise equity capital as required, our cash balances were very low during parts of 2005 and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At January 31, 2007, we had 6% secured convertible debentures outstanding in the aggregate principal amount of $255,138, which were issued in connection with the Securities Purchase Agreement dated November 10, 2004 and the amendments thereto. The outstanding debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance (May 1, 2006). Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each debenture, the principal amount outstanding under each such debenture is initially convertible into shares of our common stock at a conversion price of $1.25.

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

Since November 2004, we have issued an aggregate of 20,454,849 shares of common stock resulting from the conversion and repayment of an aggregate of $17,456,232 of debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto.
As of January 31, 2007, warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto were exercised to purchase an aggregate of 34,385,904 shares of our common stock at varying exercise prices for aggregate proceeds to us of $35,092,210.

All of the shares issued upon the conversion and repayment of debentures and exercise of warrants have been registered with the SEC for resale by the investors.

At January 31, 2007, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

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

Revenue Recognition. Net sales of Glucose RapidSpray™ are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for the Company. The Company provides certain customers the right of return for which the Company estimates and records as an offset against revenue.

Inventory. Inventories are stated at the lower cost or market with cost determined using the first-in first-out method. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, inventories shelf life and current market conditions when determining whether lower cost or market is used. As appropriate, a provision is recorded to reduce inventories to their net realizable value.

Impairment of Long-Lived Assets . Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations.

Intangible Assets . We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets.

Estimating accrued liabilities, specifically litigation accruals . Management's current estimated range of liabilities related to pending litigation is based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position or cash flows.

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

Contractual Obligations

Payments Due by Period

Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,126,999	394,781	1,776,000	956,217	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	107,709	24,846	77,070	5,793	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$3,234,708	$419,627	$1,853,070	$962,010	$0

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

Prior to January 1, 1999, a portion of our general and administrative expenses resulted from transactions with affiliated persons, and a number of capital transactions also involved affiliated persons. Although these transactions were not the result of "arms-length" negotiations, we do not believe that this fact had a material impact on our results of operations or financial position. Prior to December 31, 1998, we classified certain payments to executive officers for compensation and expense reimbursements as "Research and Development - related party" and "General and Administrative - related party" because the executive officers received such payments through personal services corporations rather than directly. After December 31, 1998, these payments have been and will continue to be accounted as though the payments were made directly to the officers, and not as a related party transaction. With the exception of our arrangement with our management company described below, we do not foresee a need for, and therefore do not anticipate, any related party transactions in the current fiscal year.

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

On December 9, 2005, our Board of Directors also approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of March 7, 2007 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended January 31, 2006 and 2007, we paid the management company approximately $11,464 and $11,000, respectively, in management fees.

David Wires, one of our directors, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2006, we paid approximately $85,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2007. For the six month ended January 31, 2007 we paid approximately $63,000 in legal fees to Wires Jolley LLP.

Peter Amanatides, one of our directors, is the Senior Vice-President & Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field.  During fiscal 2006, Generex paid $150,000 in fees to PharmaLogika for services rendered.  For the six month period ended January 31, 2007, Generex paid $100,000 in fees to PharmaLogika for services rendered and an invoice for a further $50,000 remains outstanding.  We do not expect to pay any further fees to PharmaLogika on a go-forward basis.  Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157 , Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date).

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

As of January 31, 2007, we had fixed rate debt totaling $2,871,861. This amount consists of the following:

Loan Amount	Interest Rate per Annum
403,772	6.82%
250,348	6.82%
610,419	7.60%
338,360	8.50%
193,631	10%
1,075,331	6.07%
2,871,861	Total

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

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the evaluation our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report of Form 10-Q, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosures.

Changes in internal control over financial reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shemano Group, Inc . As described in our Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2006, on September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claims it is entitled to be paid fees in connection with our private placements in September 2005, January 2006 and June 2006, pursuant to an Exclusive Finder’s Agreement dated November 1, 2004. Shemano claims it is entitled to fees of $945,000 in cash and warrants exercisable for 405,000 shares of our common stock. We have since filed an answer with the NASD and plan to defend this action vigorously. An arbitration hearing in this matter has been scheduled for late June 2007. We are not able to predict the ultimate outcome of this legal proceeding at the present time.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarterly period ending January 31, 2007, we have received nominal revenues from sales of our confectionary, Glucose RapidSpray™, and we expect to receive some revenue from the sale of our oral insulin product in Ecuador in the third or fourth quarter of fiscal 2007. To date, we have not been profitable and our accumulated net loss was $197,348,991 at January 31, 2007. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently selling in Ecuador and Glucose RapidSpray™ which we began selling in the United States and Canada in late 2006, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

In January, 2006, the FDA approved Pfizer, Inc.’s inhalable form of insulin, the first non-injected insulin to be approved by the FDA. Pfizer’s product in inhaled through the mouth and absorbed in the lungs. Initial supplies of this product, which is marketed as Exubera®, became available in the U.S. in September 2006. We understand that an expanded roll-out of Exubera® to primary-care physicians and direct-to-consumer advertising in the U.S., which Pfizer previously targeted for November 2006, is now scheduled to begin in the second half of 2007. While we believe that absorption though the buccal cavity offers several advantages over absorption through the lungs, Pfizer’s early approval could allow it to capture a large portion of the market.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously reported in our Quarterly Reports on Form 10-Q for the three-month periods ended April 30, 2006 and October 31, 2006, our Board of Directors on April 17, 2006 approved the issuance of an aggregate of 72,000 shares of our restricted common stock as partial consideration the provision of services by The Abajian Group, LLC (“Abajian”) under an agreement with us relating to the solicitation, evaluation and design of third-party wholesale and retail distribution channels for certain of our products. Subsequently, our Board of Directors approved the issuance of an additional 28,000 shares pursuant to this agreement and approved the modification of certain provisions of this agreement. These shares (100,000 in the aggregate) were qualified for public re-sale pursuant to the registration statement, which we filed and which was declared effective by the SEC on July 21, 2006. During the three months ended January 31, 2007 pursuant to the directions from Abajian, we issued 25,000 of such shares to Ananindeau, S.A.. We believe that the issuance of such shares is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) thereof.  The issuance of such securities does not involve the use of underwriters, and no commissions will be paid in connection therewith.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Quarterly Report for the quarter ended October 31, 2006, our Board of Directors, on September 8, 2006, approved the issuance of up to 300,000 shares our restricted common stock (in equal monthly installments of 25,000 shares) in payment of services to be rendered by CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services for the period August 22, 2006 to August 21, 2007. During the three months ended January 31, 2007, we issued 75,000 shares of common stock to CEOcast, Inc. pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended January 31, 2007.

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

Exhibit Number	Description of Exhibit(1)
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

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: March 12, 2007	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: March 12, 2007	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
January 31, 2007
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

Exhibit Number	Description of Exhibit(1)
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