Form 10-Q
period 2007-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2007-06-11
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 108,983,154 as of May 22, 2007.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
April 30, 2007 and July 31, 2006	1

Consolidated Statements of Operations -- for the three and nine month periods ended April 30, 2007 and 2006, and cumulative from
November 2, 1995 to April 30, 2007	2

Consolidated Statements of Cash Flows -- For the nine month
periods ended April 30, 2007 and 2006, and cumulative from
November 2, 1995 to April 30, 2007	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	22

Item 4. Controls and Procedures	23

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	23

Item 1A. Risk Factors	23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

Signatures	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31
	2007	2006
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$25,813,492	$38,208,493
Short-term investments	14,347,782	14,372,653
Accounts receivable	85,705	—
Inventory	47,885	—
Other current assets	374,390	237,752
Total Current Assets	40,669,254	52,818,898

Property and Equipment, Net	2,212,145	2,585,744
Assets Held for Investment, Net	3,559,744	3,602,773
Patents, Net	4,939,316	5,097,827

TOTAL ASSETS	$51,380,459	$64,105,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,663,668	$5,444,790
Deferred revenue	27,141	—
Current maturities of long-term debt	79,367	428,059
Convertible Debentures, Net of Debt Discount of $-0- and $608,737
at April 30, 2007 and July 31, 2006, respectively	24,369	160,494
Total Current Liabilities	6,794,545	6,033,343

Long-Term Debt, Net	2,943,944	2,608,105

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value;
authorized 1,000 shares at April 30, 2007 and July 31, 2006; -0- and 1,000 shares issued and outstanding at April 30, 2007 and July 31, 2006, respectively	—	1
Common stock, $.001 par value; authorized 500,000,000 shares at April 30, 2007 and July 31, 2006; 108,941,789 and 107,398,360 shares issued and outstanding, respectively	108,941	107,397
Additional paid-in capital	245,834,758	243,097,627
Deficit accumulated during the development stage	(205,067,346)	(188,495,312)
Accumulated other comprehensive income	765,617	754,081
Total Stockholders’ Equity	41,641,970	55,463,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,380,459	$64,105,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$11,939	$43,750	$196,867	$131,250	$2,391,163
Sales discounts	(979)	—	(1,481)	—	(1,481)
Net Revenue	10,960	43,750	195,386	131,250	2,389,682

Cost of Goods Sold	16,039	—	69,020	—	69,020

Operating Expenses:
Research and development	4,177,070	1,635,238	8,373,393	3,939,432	69,846,231
Research and development -
related party	—	—	—	—	220,218
Selling and marketing	73,503	—	214,089	13,000	270,117
General and administrative	3,750,420	2,299,011	9,003,615	7,361,054	86,725,291
General and administrative -
related party	—	—	—	—	314,328
Total Operating Expenses	8,000,993	3,934,249	17,591,097	11,313,486	157,376,185

Operating Loss	(8,006,072)	(3,890,499)	(17,464,731)	(11,182,236)	(155,055,523)

Other Income (Expense):
Miscellaneous income (expense)	—	—	—	500	196,193
Income from Rental Operations, net	33,262	42,506	120,197	78,346	439,560
Interest income	514,272	241,053	1,719,169	257,149	5,881,247
Interest expense	(203,480)	(17,227,595)	(709,507)	(32,458,126)	(43,137,883)
Loss on extinguishment of debt	(56,337)	(10,938,959)	(237,162)	(11,872,942)	(14,134,068)

Net Loss Before Undernoted	(7,718,355)	(31,773,494)	(16,572,034)	(55,177,309)	(205,810,474)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(7,718,355)	(31,773,494)	(16,572,034)	(55,177,309)	(202,772,289)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common
Shareholders	$(7,718,355)	$(31,773,494)	$(16,572,034)	$(55,177,309)	$(205,067,346)

Basic and Diluted Net Loss Per
Common Share	$(.07)	$(.36)	$(.15)	$(.84)

Weighted Average Number of Shares
of Common Stock Outstanding	108,623,690	88,683,352	108,125,504	65,719,702

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months Ended		(Date of Inception)
	April 30,		to April 30,
	2007	2006	2007
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(16,572,034)	$(55,177,309)	$(202,772,289)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	866,505	846,239	5,582,361
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	3,097	1,278	152,882
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	237,163	11,872,942	14,134,069
Common stock issued as employee compensation	722,826	126,104	2,268,330
Common stock issued for services rendered	741,255	422,599	6,042,558
Amortization of prepaid services in conjunction with common
stock issuance	—	138,375	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	125,000	137,200	7,131,323
Issuance of warrants as additional exercise right inducement	—	16,888,239	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	—	1,195,315	1,482,879
Amortization of discount on convertible debentures	608,737	14,075,693	18,930,427
Common stock issued as interest payment on convertible
debentures	15,716	168,365	284,459
Interest on short-term advance	—	13,524	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of
long-term debt	—	7,882	113,274
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	(84,504)	—	(84,504)
Miscellaneous receivables	—	—	43,812
Inventory	(46,711)	—	(46,711)
Other current assets	15,485	45,275	(87,160)
Accounts payable and accrued expenses	1,209,487	1,182,117	10,855,406
Deferred revenue	27,141	—	27,141
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(12,130,837)	(8,056,162)	(112,788,049)

Cash Flows From Investing Activities:
Purchase of property and equipment	(77,208)	(85,168)	(4,519,915)
Costs incurred for patents	(149,243)	(37,253)	(1,758,239)
Change in restricted cash	—	214,364	45,872
Proceeds from maturity of short term investments	22,285,763	3,000,000	157,572,809
Purchases of short-term investments	(22,260,892)	(13,773,605)	(171,920,591)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(150,082)	—	(656,915)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(351,662)	(10,681,662)	(24,536,714)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	(347,369)	(347,369)
Proceeds from issuance of long-term debt	—	35,051	2,005,609
Repayment of long-term debt	(53,079)	(297,792)	(1,832,297)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	125,000	32,819,119	44,015,049
Proceeds from exercise of stock options	176,983	3,174,555	4,429,178
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	(100)	—	(100)
Proceeds from issuance of convertible debentures, net	—	13,955,000	20,254,930
Repayments of convertible debentures	(150,030)	—	(611,388)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	—	(119,066)
Net Cash Provided by Financing Activities	98,774	49,338,564	163,127,301

Effect of Exchange Rates on Cash	(11,276)	(4,084)	10,954

Net Increase (Decrease) in Cash and Cash Equivalents	(12,395,001)	30,596,656	25,813,492

Cash and Cash Equivalents, Beginning of Period	38,208,493	586,530	—

Cash and Cash Equivalents, End of Period	$25,813,492	$31,183,186	$25,813,492

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

The Company is in the development stage and has realized minimal revenues to date. The Company currently has a commercial product, Glucose RapidSprayTM, which has generated revenue commencing during the nine months ended April 30, 2007. The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placement of its common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at April 30, 2007 and July 31, 2006, however, actual write-offs may exceed the allowance.

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

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. Such reclassifications have no effect on prior periods net loss.

3.	Effects of Recent Accounting Pronouncements

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value.  The decision whether to elect the fair value option may occur for each eligible items either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs.  Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. The Company is currently evaluating this pronouncement in connection with SFAS No. 157.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

4.	Stock-Based Compensation

As of April 30, 2007, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under 2006 Plan. There were 1,900,000, 1,047,490 and 8,958,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively, as of April 30, 2007.

The 2000, 2001 and 2006 Plans (the Plans) are administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.” The options granted by the Board in connection with its adoption of the Plans are Non-Qualified Options. In addition, the 2006 Plan also provides for restricted stock grants.

The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and typically vesting over two years from the date of grant

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In case of restricted stock grants under the 2006 Plan, fair market value of the shares is the market price.

No options were granted to employees during the nine months ended April 30, 2007. A total of 287,000 shares of restricted common stock were granted to employees, consultants and advisors during the nine month ended April 30, 2007 fair valued at $490,770 and has been included in the statement of operations (see Note 11).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The summary of the stock option activity for the nine months ended April 30, 2007 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding, August 1, 2006	8,429,597	$1.15
Granted	––	$––
Forfeited or expired	(185,159)	$8.08
Exercised	(111,800)	$1.58
Outstanding, April 30, 2007	8,132,638	$0.99	2.31	$6,223,819
Exercisable, April 30, 2007	8,132,638	$0.99	2.31	$6,223,819

Grant Date Fair Value of Cancelled Options	$5.85
Total Intrinsic Value of Options Exercised	$64,329

The Company had no non-vested stock options outstanding as of April 31, 2007 and July 31, 2006. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

5.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended April 30, 2007 and 2006, was $7,607,610 and $31,708,769, respectively, and for the nine months ended April 30, 2007 and 2006, was $16,560,498 and $54,964,595, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	April 30,	July 31,
	2007	2006

Accounts Payable	$3,148,364	$1,214,694
Research and Development	433,939	696,769
Executive Compensation	1,669,427	2,121,389
Financial Services	1,411,938	1,411,938
Total	$6,663,668	$5,444,790

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Convertible Debentures

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.
	Debenture
	3rd $4,000,000
Date Issued	2/2006
Promissory Note Amount	$1,000,000
# of Promissory Notes	4
Terms	(A	)
Conversion Price	$1.25

Gross Proceeds	$4,000,000
Net Cash Proceeds	$4,000,000
Warrants Issued to Investors	3,200,000
Warrant Exercise Price	$1.25
Warrant Fair Value (WFV)	$2,374,507
Black Scholes Model Assumptions	(B1)
Beneficial Conversion Feature (BCF)	$1,625,493
Amortization of WFV and BCF as Non-cash Interest Expense	$4,000,000

Principal and Interest Converted	$3,081,556
Loss on Extinguishment (C)	$2,450,301
Shares Issued Upon Conversion	2,448,764

Principal and Interest Repayments in Shares of Common Stock	$941,326
Loss on Extinguishment (C)	$571,782
Shares Issued for Principal and Interest Repayments	641,813

Principal and Interest Repayments in Cash	$150,030

As of April 30, 2007, the $24,369 net outstanding balance of convertible debentures is comprised of $24,369 of debt net of unamortized debt discount of $-0- related to the 3rd $4,000,000 convertible debentures. All other convertible debentures have either been repaid or converted to shares of common stock and the related debt discounts have been fully amortized.

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

(B)	Black Scholes pricing model assumptions:

Risk Free Interest Rate	Expected Volatility	Life (Years)

4.49%	0.9380	5.50

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

In September 2006, The Shemano Group, Inc. (“Shemano”), a San Francisco-based investment banking firm, commenced an arbitration proceeding against the Company before the National Association of Securities Dealers (the “NASD”) alleging entitlements to cash and warrant compensation under a November 1, 2004 finder’s agreement in respect of certain subsequent financing transactions concluded by the Company. The Company has since filed an answer with the NASD. The arbitration hearing has been scheduled for June 2007. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time.

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

Basic EPS and Diluted EPS for the three and nine months ended April 30, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants and options, approximately 23,513,115 and 25,246,229 incremental shares at April 30, 2007 and 2006, respectively, have been excluded from the computation of Diluted EPS as they are anti-dilutive.

10.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended April 30,
	2007	2006
Cash paid during the period for:
Interest	$196,368	$49,864
Income taxes	$––	$––

Disclosure of non-cash investing and financing activities:

Value of common stock issued in conjunction with capitalized services upon issuance of convertible debentures	$––	$619,467
Value of warrants issued in conjunction with capitalized services upon issuance of convertible debentures	$––	$210,300
Costs paid from proceeds in conjunction with capitalized services upon issuance of convertible debentures	$––	$45,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$––	$13,087,156
Satisfaction of accounts payable through the issuance of common stock	$––	$391,147
Principal repayment of convertible debentures through the issuance of common stock	$384,616	$1,498,843
Issuance of common stock in conjunction with convertible debenture conversion	$210,216	$14,551,466
Increase in other current assets for the prepayment of services through the issuance of common stock	$––	$184,500
Satisfaction of due from related party through reduction of accrued executive compensation	$––	$415,828

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

11.	Stockholders’ Equity

During the nine months ended April 30, 2007, the Company issued an aggregate of 320,266 shares of common stock as monthly principal and interest payments totaling $560,557 and 168,172 shares of common stock upon the conversion of $230,817 in principal of convertible debentures (see Note 7).

During the nine months ended April 30, 2007, the Company issued 427,264 shares of common stock to various consultants for services rendered in the amount of $741,255. The shares were valued at $1.43 to $2.15 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2007, the Company issued 128,927 shares of common stock valued at $232,056 as employee compensation based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2007, the Company issued 287,000 shares of restricted common stock valued at $490,770 under the 2006 Plan (see Note 4).

During the nine months ended April 30, 2007, the Company received aggregate cash proceeds of $176,982 from exercises of stock options. The Company issued 111,800 shares of common stock as a result of these transactions.

During the nine months ended April 30, 2007, the Company received aggregate cash proceeds of $125,000 from exercises of stock warrants. The Company issued 100,000 shares of common stock as a result of these transactions.

During the nine months ended April 30, 2007, the Company issued an aggregate of 100,000 warrants to consultants for services. All warrants have a five year term, an exercise price of $1.71 per share and were valued at $1.25. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 85.81 percent and risk free interest of 8.25 percent, resulted in charges to operations of $125,000.

During the nine months ended April 30, 2007, the Company redeemed and cancelled 1,000 shares of Special Voting Rights Preferred Stock for $100. This redemption represented all issued and outstanding shares.

The issuances of common stock as described above are summarized as follow:

	Common Stock		Additional Paid-In	Total Stockholders’
	Shares	Amount	Capital	Equity
Convertible Debenture Monthly
Repayments	320,266	$320	$560,237	$560,557
Convertible Debenture Conversions	168,172	168	286,986	287,154
Warrants and Stock Options Exercised for Cash	211,800	212	301,770	301,982
Issuance for Services	427,264	427	740,828	741,255
Issuance as Employee Compensation	415,927	416	722,410	722,826

Total	1,543,429	$1,543	$2,612,231	$2,613,774

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Subsequent Events

On May 29, 2007, the Company issued a total of 450,000 shares of common stock and 140,000 warrants to purchase the common stock to consultants for services. The shares were valued at $1.45 per share based on the quoted market price of the Company’s common stock on the date of the issue. All warrants have a five year term, an exercise price of $1.45 per share and were valued at $1.01. The warrants, which were valued using the Black-Scholes pricing model with expected volatility of 84.45 percent and risk free interest of 5.27 percent, resulted in charges to operations of $141,400.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and nine-month periods ended April 30, 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2006, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2007.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2007 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," “anticipates,” "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

We are a development stage company and, from inception through the end of the 2006 fiscal year, did not receive any revenues from operations other than the $1,000,000 upfront payment that we received from Eli Lilly and Company pursuant to a development and license agreement we entered into in September 2000 and subsequently terminated as of June 2003. In the nine-month period ended April 30, 2007, we realized revenue of approximately $122,469 from sales of our confectionary, Glucose RapidSpray™, which we introduced in August 2006 and which is currently available in retail stores and independent pharmacies in the United States and Canada. We have entered into distribution agreements with Cardinal Health, AmerisourceBergen Corporation and McKesson Canada for the distribution of Glucose RapidSpray™ in retail stores in the United States and Canada. In the United States, the product will eventually be available in over 2,500 stores, including Aurora Pharmacy, Bi-Mart Corporation, The Diabetes Place, Fruth Pharmacy, Inc., Hy-Vee, Inc., Kerr Drug, Inc., The Medicine Shoppe® Pharmacy, Meijer, Inc., and ShopKo Stores. Glucose RapidSpray™ is also available on online.

We have begun the regulatory approval process for six products: our oral insulin formulation (late-stage), our oral morphine formulation (pre-clinical), the Antigen HER-2/neu positive breast cancer vaccine (Phase II), the Antigen avian influenza vaccine (Phase I), the Antigen prostate cancer vaccine (Phase I), and the Antigen RNAi immunotherapeutic technology for myelogenous leukemia (pre-clinical). Our oral insulin formulation, Generex Oral-lyn™, was approved for commercial marketing and sale in Ecuador in May 2005 and is presently available for sale there.

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

Strategy

With the launch of our oral glucose product in retail chains and independent pharmacies in the United States and Canada, we have received revenues from product sales in fiscal 2007, and we expect to receive revenues in calendar year 2007 from commercial sales of our oral insulin product in Ecuador. This revenue will not be sufficient for all of our cash needs during fiscal 2007. In the past, we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the first nine months of fiscal 2007, we received a total of $72,917 in such research grants. We do not expect to receive such grants on a going forward basis.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the Food and Drug Administration or other regulatory approvals are obtained. Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. We have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing.

We are pursuing regulatory approval and commercialization of our flagship product, Generex Oral-lyn™, in a number of venues. Our business partner for the commercialization of Generex Oral-lyn™ in Latin America, PharmaBrand, S.A., is responsible for the commercial sales of Generex Oral-lyn™ in Ecuador and expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in the second half of calendar year 2007. Currently, our relationship with PharmaBrand is governed by a Letter of Intent, and we are in the process of negotiating a final licensing and distribution agreement with PharmaBrand. PharmaBrand has generated some commercial sales of Generex Oral-lyn™ in Ecuador to date. We expect to receive revenues from such sales sometime in calendar year 2007, but we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive licensing and distribution agreement with PharmaBrand. In addition, we expect that we may be able to commence patient dosing in late-stage clinical trials in Canada in the fall of 2007 based on our Clinical Trial Application which Health Canada approved in September 2006. In anticipation of undertaking such trials, we have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™. We also recently entered into a licensing and distribution agreement with a multinational distributor to initiate the regulatory approval and commercialization process for Generex Oral-lyn™ and Glucose RapidSpray™ in 15 Middle Eastern countries. Under the terms of this agreement, we will not receive an upfront licensing fee, but the distributor will bear all the costs associated with procuring governmental approvals, including any clinical or regulatory costs.

We face competition from other providers of alternate forms of insulin, including Pfizer which has an inhalable form of insulin, marketed as Exubera®. Since May 2006, Pfizer has launched Exubera® in Germany, Ireland, the U.K. and the U.S. We understand that an expanded roll-out of Exubera® to primary-care physicians and direct-to-consumer advertising in the U.S., is scheduled to begin in the second half of calendar year 2007. We believe that our buccal delivery technology offers several advantages over alternate forms of insulin.

We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza. In May 2007, the first breast cancer patients received treatment in the Phase II clinical trial of the Antigen peptide vaccine. This trial is being conducted with the United States Military Cancer Institute Clinical Trials Group under the direction of Colonel George Peoples, M.D. The trial will measure the rate of relapse after two years in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence. Euroclinic, a private center in Athens, Greece, is expected to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer in fiscal 2007. The Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of the Antigen synthetic avian influenza vaccine in April 2007.

In addition, Antigen recently entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s novel immunotherapeutic strategy involving RNA interference to modify a patient’s cancer cells to increase their immunogenicity to enable the immune system to fight cancer anywhere in the patient’s body.

We also expect to continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the past nine months, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. As described above, Health Canada approved our Clinical Trial Application for the commencement of late-stage trials for Generex Oral-lyn™. We have begun preliminary preparations for initiating such trials of this product and expect that such tests will involve tests with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and elsewhere may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. Our South American business partner, PharmaBrand S.A., completed the first commercial production run of Generex Oral-lyn™ in Ecuador in June, 2006. During the nine months ended April 30, 2007, we and PharmaBrand have implemented education, marketing and training programs for physicians in Ecuador to support sales of Generex Oral-lyn™, which is available through physician referrals and pharmacies. While we anticipate that we will receive revenue from sales of Generex Oral-lyn™ in Ecuador in calendar year 2007, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities in Latin America.

During the nine months ended April 30, 2007, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials involving patients with HER-2/neu positive breast cancer, and clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer are expected to commence in Greece during last quarter of fiscal 2007. In addition, we began clinical trials of a synthetic immunotherapeutic vaccine for avian influenza in Lebanon.

Although we initiated regulatory approval process for our morphine buccal product, we did not expend resources to further this product during the nine-month period ended April 30, 2007.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2007, approximately 72% of our $8,373,393 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects. During the nine months ended April 30, 2006, approximately 81% of our $3,939,432 in research expenses was attributable to insulin and platform technology development, and we did not spend any money on morphine and fentanyl projects. .

Approximately 28% or $2,390,502 of our research and development expenses for the nine months ended April 30, 2007 was related to Antigen's immunomedicine products compared to approximately 19% or $736,972 for the same period last year. Because these products are in the pre-clinical or Phase I stages of development (with the exception of the Antigen HER-2/neu positive breast cancer vaccine for which Phase II clinical trials have been initiated), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations
Three Months Ended April 30, 2007 Compared to Three Months Ended April 30, 2006

Our net loss for the quarter ended April 30, 2007 was $7,718,355 versus $31,773,494 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during the 2006 fiscal year. Our operating loss for the quarter increased to $8,006,072 compared to $3,890,499 in the third fiscal quarter of 2006. The increase resulted from an increase in research and development expenses (to $4,177,070 from $1,635,238), an increase in general and administrative expenses (to $3,750,420 from $2,299,011) and an increase in selling and marketing expenses (to $73,503 from $0). Our net revenues decreased from $43,750 in the quarter ended April 30, 2006 to $10,960 in the quarter ended April 30, 2007.

The increase in research and development expenses for the quarter ended April 30, 2007 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The increase in general and administrative expenses is due primarily to the increase in cash and non cash compensation to financial and other consultants, increase in legal and accounting expenses as well as increased in travel and advertising expenses. The increase was partially offset by the decrease in bonus compensation paid to executive officers.

Our interest expense in the fiscal quarter ended April 30, 2007 decreased to $203,480 compared to interest expense of $17,227,595 in the fiscal quarter ended April 30, 2006 due to smaller number of convertible debentures still outstanding and none entered into during fiscal 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $56,337 in the fiscal quarter ended April 30, 2007 compared to $10,938,959 in the same quarter for the last fiscal year. Our interest income increased to $514,272 in the fiscal quarter ended April 30, 2007 compared to $241,053 in the same quarter for the last fiscal year primarily due to substantially higher cash and short term investment balances during the current fiscal quarter. We received a slightly lower income from rental operations (net of expense) of $33,262 in the fiscal quarter ended April 30, 2007 compared to $42,506 in the same quarter for the last fiscal year.

Results of Operations
Nine Months Ended April 30, 2007 Compared to Nine Months Ended April 30, 2006

Our net loss for the nine months ended April 30, 2007 was $16,572,034 versus $55,177,309 in the corresponding nine-month period of the prior fiscal year. The decrease in net loss in this nine-month period versus the corresponding nine-month period of the prior fiscal year is primarily due to the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during the 2006 fiscal year. Our operating loss for the nine months ended April 30, 2007 increased to $17,464,731 compared to $11,182,236 in the corresponding nine-month period ended April 30, 2006. The increase resulted from an increase in research and development expenses (to $8,373,393 from $3,939,432), increases in general and administrative expenses (to $9,003,615 from $7,361,054) and selling expenses (to $214,089 from $13,000). Our net revenues increased to $195,386 in the nine months ended April 30, 2007 from $131,250 in the nine months ended April 30, 2006. The increase in net revenues is attributable to sale of Glucose RapidSpray™.

The increase in research and development expenses for the nine-month period ended April 30, 2007 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The increase in general and administrative expenses reflects the increase in accounting, legal, financial, consulting, advertising and travel expenses. The increase was significantly offset by the reduction in executive compensation in connection with the non-recurring cash and non cash bonuses paid to executive officers last year. The selling expenses are associated with the commencement of the commercial sales of Glucose RapidSpray™ that began in fiscal 2007 and were absent last year.

Our interest expense in the nine-month period ended April 30, 2007 decreased to $709,507 compared to interest expense of $32,458,126 in the nine-month period ended April 30, 2006 due to smaller number of convertible debentures still outstanding and none entered into during fiscal 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $237,162 in the nine-month period ended April 30, 2007 compared to $11,872,942 in the corresponding period in the last fiscal year. Our interest income increased to $1,719,169 in the nine-month period ended April 30, 2007 compared to $257,149 in the same period in the last fiscal year primarily due to substantially higher cash and short term investment balances during the current nine-month period. We received a slightly higher income from rental operations (net of expense) of $120,197 in the nine months ended April 30, 2007 compared to $78,346 in the nine months ended April 30, 2006.

Developments

In March 2007, our subsidiary Antigen entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s pioneering technology for RNA interference (RNAi) stimulation of the immune response against patients’ immune cells. The strategy developed by Antigen involves modifying the patient's cancer cells to increase their immunogenicity and thereby enable the immune system to fight off the cancer anywhere in the patient's body. Antigen has developed proprietary methods using RNAi to specifically inhibit expression of the Ii protein in cancer cells already expressing MHC class II molecules that are amenable to clinical use. Cancer cells from patients with acute myelogenous leukemia will be transfected with a vector expressing RNAi to silence Ii expression. After lethal irradiation, the cells are re-introduced as a subcutaneous immunization to the patient.

In April 2007, we entered into a licensing and distribution agreement with Leosons General Trading Company, a leading distributor of North American pharmaceutical and healthcare products in the Middle East, for the commercialization of Generex Oral-lyn™ in 15 Middle Eastern countries, including Saudi Arabia and the United Arab Emirates. Under this agreement, we will not receive an upfront license fee, but Leosons will bear all costs associated with the procurement of governmental approvals for the sale of the product, including any clinical and regulator costs. Leosons is obligated to file all requisite applications for such approvals by the fall of 2007.

In April 2007, we also entered into a licensing and distribution agreement with Leosons for the distribution of Glucose RapidSpray™ in the same 15 Middle Eastern countries.

In April 2007, the Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of the Antigen synthetic avian influenza vaccine.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At April 30, 2007, we had cash and short-term investments of approximately $40.2 million, a decrease of $12.4 million from the balance as of the end of the prior fiscal year. As of April 30, 2007, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. While we have generally been able to raise equity capital as required, our cash balances were very low during parts of 2005 and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At April 30, 2007, we had 6% secured convertible debentures outstanding in the aggregate principal amount of $24,369, which were issued in connection with the Securities Purchase Agreement dated November 10, 2004 and the amendments thereto. The outstanding debentures have a term of fifteen months and amortize over thirteen months in thirteen equal monthly installments beginning on the first day of the third month following their issuance (May 1, 2006). Interest on the principal amount outstanding accrues at a rate of 6% per annum. We may pay principal and accrued interest in cash or, at our option, in shares of our common stock. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lesser of (i) $1.25 and (ii) ninety percent (90%) of the average of the daily volume weighted average price for the common stock over the twenty trading day period immediately preceding the date of payment. At the option of the holder of each debenture, the principal amount outstanding under each such debenture is initially convertible into shares of our common stock at a conversion price of $1.25.

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

Since November 2004, we have issued an aggregate of 20,580,978 shares of common stock resulting from the conversion and repayment of an aggregate of $17,613,894 of debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto.

As of April 30, 2007, warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto were exercised to purchase an aggregate of 12,199,087 shares of our common stock at varying exercise prices for aggregate proceeds to us of $32,013,852.

All of the shares issued upon the conversion and repayment of debentures and exercise of warrants have been registered with the SEC for resale by the investors.

At April 30, 2007, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Exercise Date	Expiration Date
January 23, 2006	622,226	$1.60	June 2, 2006	July 22, 2011
February 27, 2006	4,770,617	$3.00	August 27, 2006	August 27, 2011
February. 28, 2006	172,120	$1.25	August 31, 2006	August 31, 2011
March 1, 2006	800,000	$3.00	September 6, 2006	September 6, 2011
June 1, 2006	2,560,980	$2.45	June 1, 2006	June 1, 2011
June 2, 2006	3,273,144	$2.35	June 2, 2006	June 2, 2011

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

Inventory. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out method. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, inventories shelf life and current market conditions when determining whether lower cost or market is used. As appropriate, a provision is recorded to reduce inventories to their net realizable value.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,047,680	246,265	1,830,076	971,338	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	122,832	35,050	81,645	6,137	0
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$3,170,512	$281,315	$1,911,721	$977,475	$0

Certain Relationships and Related Transactions

Related Transactions

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of April 30, 2007 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

Real Estate Transactions: On August 7, 2002, we purchased real estate with an aggregate purchase price of approximately $1.6 million from an unaffiliated party. In connection with that transaction, Angara Enterprises, Inc., a licensed real estate broker that is an affiliate of Ms. Gluskin received a commission from the proceeds of the sale to the seller in the amount of 3% of the purchase price, or $45,714. We believe that this is less than the aggregate commission which would have been payable if a commission had been negotiated with an unaffiliated broker on an arm's length basis.

On December 9, 2005, our Board of Directors approved the grant to Ms. Perri of a right of first refusal in respect of any sale, transfer, assignment or other disposition of either or both real properties municipally known as 1740 Sismet Road, Mississauga, Ontario and 98 Stafford Drive, Brampton, Ontario (collectively, the “Properties”). We granted Ms. Perri this right in recognition of the fair market value transfer to us during the fiscal year ended July 31, 1998 by Ms. Perri (or parties related to her) of the Properties.

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended April 30, 2006 and 2007, we paid the management company approximately $11,864 and $11,721, respectively, in management fees.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2006, we paid approximately $85,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2007. Mr. Wires elected not to stand for re-election at our annual meeting of stockholders which was held on May 29, 2007.

Consulting Fees. Peter Amanatides, one of our directors, is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field. During fiscal year 2006, Generex paid $150,000 in fees to PharmaLogika for services rendered. Subsequently, in fiscal 2007, we paid an additional $100,000 in fees to PharmaLogika for services rendered and owe a balance of $50,000. We do not expect to pay any further fees to PharmaLogika going forward. Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. We are currently evaluating the impact of this statement on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. We are currently evaluating the impact of this statement on our results of operations or financial position.

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

As of April 30, 2007, we had fixed rate debt totaling $3,023,311. This amount consists of the following:

Loan Amount	Interest Rate per Annum
424,769	6.82%
263,366	6.82%
642,482	7.60%
358,440	8.50%
203,095	10%
1,131,158	6.07%
3,023,311	Total

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarterly period ending April 30, 2007, we have received nominal revenues from sales of our confectionary, Glucose RapidSpray™, and we expect to receive some revenue from the sale of our oral insulin product in Ecuador in calendar year 2007. To date, we have not been profitable and our accumulated net loss was $205,067,346 at April 30, 2007. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and Glucose RapidSpray™ which we began selling in the United States and Canada in late 2006, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

As previously reported in our Quarterly Reports on Form 10-Q for the three-month periods ended April 30, 2006, October 31, 2006 and January 31, 2007, we have issued shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC (“Abajian”) under an agreement with us. During the three months ended April 30, 2007 pursuant to the directions from Abajian, we issued 25,000 of such shares to Ananindeau, S.A. We believe that the issuance of such shares is exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(2) thereof.  The issuance of such securities does not involve the use of underwriters, and no commissions will be paid in connection therewith. These shares were qualified for public re-sale pursuant to the registration statement, which we filed and which was declared effective by the SEC on July 21, 2006.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Quarterly Reports for the quarters ended October 31, 2006 and January 31, 2007, we have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2007. During the three months ended April 30, 2007, we issued 75,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended April 30, 2007.

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

4.2.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.3	Form of Warrant issued in connection with Exhibit 4.2.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.4
Form of Additional Investment Right issued in connection with Exhibit 4.2.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.3.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.3	Warrant issued in connection with Exhibit 4.3.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.4	Additional Investment Right issued in connection with Exhibit 4.3.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.3	Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.4	Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1
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

4.6.3	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.3	Form of Warrant issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.4	Form of Additional Investment Right issued in connection Exhibit 4.8.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.9.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.4
Form of Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.5
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.6	Form of Voting Agreement entered into in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.10	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.11
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.12
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.13
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.14.1
Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14.2	Form of Additional AIRs issued in connection with Exhibit 4.14.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.15
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.16.1
Agreement to amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.2
Agreement to amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.3
Agreement to amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.4
Agreement to amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.5
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.17.1
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.2
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.3
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.4
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.5
Form of Additional Air Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.17.6
Form of Additional Air Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.18.1
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.18.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.19
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.21.1
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: June 11, 2007	By:	/s/ Anna E. Gluskin
Anna E. Gluskin President and Chief Executive Officer

Date: June 11, 2007	By:	/s/ Rose C. Perri
Rose C. Perri Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
April 30, 2007
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

4.2.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.3	Form of Warrant issued in connection with Exhibit 4.2.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.2.4
Form of Additional Investment Right issued in connection with Exhibit 4.2.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.3.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.3	Warrant issued in connection with Exhibit 4.3.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.3.4	Additional Investment Right issued in connection with Exhibit 4.3.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.1
Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.2
Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.3	Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.4.4	Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.1
Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2
Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1
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

4.6.3	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.3	Form of Warrant issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.8.4	Form of Additional Investment Right issued in connection Exhibit 4.8.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.9.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.4
Form of Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.5
Custodial and Security Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation, Feldman Weinstein LLP, as custodian, and the investors named therein (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.9.6	Form of Voting Agreement entered into in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.10	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.11
Amendment No. 1 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2005)

4.12
Amendment No. 2 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 9, 2005)

4.13
Amendment No. 3 to Securities Purchase Agreement and Registration Rights Agreement entered into by and among Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2005)

4.14.1
Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14.2	Form of Additional AIRs issued in connection with Exhibit 4.14.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.15
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.16.1
Agreement to amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.2
Agreement to amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.3
Agreement to amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.4
Agreement to amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.16.5
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.17.1
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.2
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.3
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.4
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.17.5
Form of Additional Air Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.17.6
Form of Additional Air Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006).

4.18.1
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.18.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.19
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.21.1
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.21.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.