Form 10-K
period 2007-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2007-10-15
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2007

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

As of January 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $166,240,654 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity. At October 03, 2007, there were 109,985,836 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to filed within 120 after the end of the fiscal year ended July 31, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation
Form 10-K
July 31, 2007

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 1A - Risk Factors, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A - Quantitative and Qualitative Disclosures about Market Risk, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth below under Item 1A. Risk Factors. We caution investors that the forward-looking statements contained in this Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Annual Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Overview of Business

We are engaged primarily in the research, development and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™. Using our buccal delivery technology, we have also launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, GlucoBreak™, and BaBOOM!™ Energy Spray.

Our subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. Development efforts are underway in breast cancer, prostate cancer, influenza virus, avian influenza, HIV, smallpox, SARS and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We are a development stage company although we have four products available for commercial sale. In fiscal 2007, we received revenues from sales of only one of our commercially available products, our confectionary, Glucose RapidSpray™. Glucose RapidSpray™, introduced in August 2006, is currently available in retail stores and independent pharmacies in the United States and Canada. We recently introduced in retail stores in the United States and Canada two other over-the-counter glucose sprays using our proprietary delivery technology, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, GlucoBreak™. In fiscal 2008, we expect to receive revenues from sales of our over-the-counter glucose and energy sprays in the United States and Canada. We expect other distribution territories for these products to include the Middle East, South Africa, India, South America and other jurisdictions worldwide.

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

Buccal Insulin Product - Generex Oral-Lyn™

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

Current studies in Diabetes have identified a new condition closely related to diabetes, called Impaired Glucose Tolerance (IGT). People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal.. With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially.

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

There is no known cure for diabetes. The World Health Organization estimates that there are currently over 180 million diabetics worldwide. It is further estimated that this number will almost double by the year 2030. There are estimated to be 18 million people suffering from diabetes in North America alone, not including approximately 5 million of whom are undiagnosed, and diabetes is the second largest cause of death by disease in North America.

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

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a total of approximately 13 studies in Ecuador and an additional 26 trials in other countries over the period from 1998 to 2007. Each of these trials involved a selection of between 8 and 20 patients and some of the patients were taking our oral insulin product for the period of twelve month. The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans as well as to show safety and efficacy of our product compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with PharmaBrand S.A., a distributor of pharmaceutical products in Central and Latin America. In August 2004, we sought approval for the manufacturing, marketing, distribution and sale of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System from the Ecuadorian Ministry of Public Health. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand in Quito, Ecuador. The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006.

Our business partner for the commercialization of Generex Oral-lyn™ in Latin America, PharmaBrand, was responsible for the commercial sales of Generex Oral-lyn™ in Ecuador upon launch in 2006. We are in the process of refining our relationship with PharmaBrand to transition their role to primarily that of a manufacturer for the commercial orders placed worldwide. We expect additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in the second half of calendar year 2007. In addition, PharmaBrand will continue its marketing and sales efforts in Ecuador in 2008 with a focus towards the IGT population.

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

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000, we conducted clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocols in most trials involved administration of two different doses of our insulin formulation following either a liquid Sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin. In April 2003, a Phase II-B clinical trial protocol was approved in Canada. In September 2006, a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada. The FDA’s review period for the protocol also recently lapsed without objection.

The preparation for the Phase III clinical trials for Generex Oral-lyn ™ has already commenced. The key vendors for the management of the Phase III program have already been identified and some of the formal Clinical Trial Agreements have been executed. A number of centers for the Phase III clinical studies have also been chosen in the United States, Canada, Europe and Eastern Europe including Russia, Ukraine, Romania, Bulgaria, and Poland. The six-month trial with the six-month follow-up is expected to include 750 patients with Type 1 diabetes mellitus. Patient enrollment is expected to begin at some of the sites during the fourth quarter of calendar year 2007 and expand to several global centers over the course of the study. The primary objective of the study is to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. We expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the FDA. We have engaged a global Clinical Research Organization to provide many study related site services including initiation, communication with sites and documentation; a global central lab service company that will arrange for the logistics of kits and blood samples shipment and an Internet-based clinical data management company to assist us with global project management of the Phase III clinical trial and regulatory processes. In anticipation of undertaking such trials, we have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays that are available over-the-counter. In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™. This product uses our proprietary RapidMist™ platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth. Glucose RapidSpray™ is currently available in the United States and Canada through a number of leading retail chains and online. It is to be available in a total of 15 countries in the Middle East, South Africa and expected to expand in other markets in 2008.

Glucose RapidSpray™ offers another aid to diabetics who require or need additional glucose to their diets or daily intake.. Recent studies conducted by scientists at the University Campus Bio-Medico, Rome, Italy in conjunction with Generex have demonstrated that Glucose RapidSpray™ used early in the onset of a hypoglycaemia episode can stop such an episode and prevent a further drop in blood glucose and the noxious feelings that ensue. With our easy-to-use RapidSpray™ bottle, individuals can easily add additional glucose to their diets and serves as a medium for first signs of low blood sugar levels.

We believe that we can market Glucose RapidSpray™ as a complementary product Generex Oral-lyn™. We believe that a combination therapy of Generex Oral-lyn™, Glucose RapidSpray™ and other oral agents, including a metformin gum which we are jointly developing with Fertin Pharma A/S, could provide a full range of products used in the treatment of Type-2 diabetes and people with Impaired Glucose Tolerance (IGT).

In the fourth quarter of fiscal year 2007, we expanded our line of over-the-counter products using our proprietary RapidSpray™ delivery device with the introduction of two new products. GlucoBreak™ is a fat-free glucose spray that is marketed as an aid for dieters and can be used between meals as part of a daily diet routine, during exercise and before bedtime. GlucoBreak™ is the first product related to weight loss that we have launched.

A separate study also conducted by scientists at the University Campus Bio-Medico, Rome, Italy had demonstrated that delivery of small amounts of glucose during the day appeared to reduce the body mass index of subjects using GlucoBreak ™ as compared to a control group. Such a benefit may be of benefit individuals with obesity and diabetes. It is estimated that there are over 70 million dieters in the United States, the majority of whom try to lose weight by themselves.

Our other new product, BaBOOM!™ Energy Spray is a convenient and pleasant-tasting instant energy spray designed to enhance energy levels for sports, work, study, travel and overall fatigue. Its primary ingredients include glucose, caffeine, ginseng and Vitamins B and C. It is fat-free, has fewer than five calories per serving and is available in watermelon flavor. BaBOOM! ™ Energy Spray is our first energy product.

Currently, BaBOOM!™ Energy Spray and GlucoBreak™ are being considered for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada. Glucose RapidSpray™ is currently being marketed in the Middle East through the Master Distributor Agreement with Leosons General Trading Company and in South Africa and six neighboring countries trough the Master Distributor Agreement with Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd.. We expect to expand to other markets in 2008.

The strategy to develop and launch these over-the-counter products are threefold. The first is to demonstrate the expansion of our proprietary RapidSpray ™ technology. The second is to create a brand name in the marketplace particularly in the diabetes shelf space with Glucose RapidSpray ™ and GlucoBreak ™ and on a mainstream scale with BaBOOM! ™ Energy Spray. Finally, the product pipeline provides us with an additional revenue stream while we attain registrations and approvals worldwide for our oral insulin product.

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

The initial product samples have been developed for test marketing prior to clinical batch. We anticipate that we will conduct a clinical study in Canada in the spring of 2008 to establish bioequivalence with a Canadian Reference Product.  This will encompass the preparation and submission of a Clinical Trial Application (“CTA”) to Health Canada, the authorization to proceed, and the actual execution of the clinical study, which we estimate will be completed in the third or fourth quarter of our 2008 fiscal year.  Once completed, we anticipate that an Abbreviated New Drug Submission with full support data will be prepared and submitted to Health Canada, where we will be seeking regulatory approval/authorization for the manufacturing, marketing, and sale of the product.  A pre-CTA meeting may be initiated to provide Health Canada with the Study plans and receive concurrence of our initiatives. We expect to conduct similar regulatory activities in the U.S., Europe and other strategic markets within an 18 - 24 month period.

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

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. During fiscal year ended July 31, 2007, we did not actively pursue our buccal morphine and buccal fentanyl projects. The development of these products will most likely be delayed while the company focuses on late stage trials of the oral insulin formulation in the United States, Canada and Europe.

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

Immunomedicine Technology and Products

Our wholly-owned subsidiary Antigen is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast and prostate cancer, H5N1 avian influenza and HIV. Autoimmune disease such as diabetes, multiple sclerosis and allergic asthma are the focus of our antigen-specific immune suppression work.

Antigen’s immunotherapeutic vaccine AE37 is currently in Phase II clinical trials for patients with HER-2/neu positive breast cancer. The trial is being conducted with the United States Military Cancer Institute's (USMCI) Clinical Trials Group and will examine the rate of relapse in patients with node-positive or high-risk node-negative breast cancer after two years. The study is randomized and will compare patients treated with AE37 plus the adjuvant GM-CSF versus GM-CSF alone. The Phase II trial follows a Phase I trial that demonstrated safety, tolerability, and immune stimulation of the AE37 vaccine in breast cancer patients.

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. We expect that the new prostate cancer studies will involve 30 patients and will evaluate primarily immunological responsiveness to a dose of the vaccine previously shown to be well tolerated in breast cancer patients. These studies are currently underway.

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza. In April 2007, a Phase I clinical trial of Antigen’s proprietary peptides derived from the hemagglutinin protein of the H5N1 avian influenza virus was initiated in healthy volunteers in the Lebanese-Canadian Hospital in Beirut, Lebanon. We anticipate that the trial will be completed by the fall of 2008. Modified peptide vaccines for avian influenza offer several advantages over traditional egg-based or cell-culture based vaccines. Modified peptide vaccines can be manufactured by an entirely synthetic process which reduces cost and increases both the speed and quantity of production egg- or cell-culture based vaccines. Another advantage is that the peptides are derived from regions of the virus that are similar enough in all H5N1 virus strains such that they would not have to be newly designed for the specific strain to emerge in a pandemic.

In March 2007, Antigen entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s pioneering technology for RNA interference (RNAi) stimulation of the immune response against patients’ immune cells. The strategy developed by Antigen involves modifying the patient's cancer cells to increase their immunogenicity and thereby enable the immune system to fight off the cancer anywhere in the patient's body. Antigen has developed proprietary methods using RNAi to specifically inhibit expression of the Ii protein in cancer cells already expressing MHC class II molecules that are amenable to clinical use. Cancer cells from patients with acute myelogenous leukemia will be transfected with a vector expressing RNAi to silence Ii expression. After lethal irradiation, the cells are re-introduced as a subcutaneous immunization to the patient.  The trial is expected to commence after stabilization of regulatory affairs in the region.

We have filed a Physician’s Investigational New Drug application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer. Applications were filed and approvals obtained for Phase I prostate cancer using AE37 in Athens, Greece from the Hellenic Organization of Drugs. The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. All other immunomedicine products are in the pre-clinical stage of development.

Government Regulation

Our research and development activities and the manufacturing and marketing of our pharmaceutical products are subject to extensive regulation by the FDA in the United States, Health Protection Branch in Canada and comparable regulatory authorities in other countries. Among other things, extensive regulation puts a burden on our ability to bring products to market. While these regulations apply to all competitors in our industry, many of our competitors have more experience in dealing with the FDA and other regulators. Also, other companies in our industry are not limited primarily to products which still need to be approved by government regulators, as we are now.

If requisite regulatory approvals are not obtained and maintained, our business will be substantially harmed. In many cases, we expect that extant and prospective development partners will participate in the regulatory approval process. The following discussion summarizes the principal features of food and drug regulation in the United States and other countries as they affect our business.

United States

All aspects of our research, development and foreseeable commercial activities relating to pharmaceutical products are subject to extensive regulation by the FDA and other regulatory authorities in the United States. United States federal and state statutes and regulations govern, among other things, the testing, manufacturing, safety, efficacy, labeling, storage, record keeping, approval, advertising and promotion of pharmaceutical products. The regulatory approval process, including clinical trials, usually takes several years and requires the expenditure of substantial resources. If regulatory approval of a product is granted, the approval may include significant limitations on the uses for which the product may be marketed.

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

The IND for our oral insulin formulation became effective in November 1998. Amendments are also subsequently filed as new Clinical Studies and their corresponding Study Protocols are proposed. In July 2007, we received a no objection clearance to initiate our Phase III study protocol for our oral insulin product. We filed an Investigational New Drug Application for buccal morphine in January 2002.  The Physician’s Investigational New Drug Application for the Phase 1 and Phase II trial of AE37, Antigen’s synthetic peptide vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene, in patients with stage II HER-2/neu positive breast cancer became effective in March 2006.

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

Applications were filed and approvals obtained for Phase I prostate cancer using AE37 in Athens, Greece from the Hellenic Organization of Drugs. The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.

Marketing and Distribution

We market our products through collaborative arrangements with companies that have well-established pharmaceutical marketing and distribution capabilities.

PharmaBrand, our business partner for the commercialization of Generex Oral-lyn™ in Latin and South America, has generated some commercial sales of the product in Ecuador to date. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of refining our relationship with PharmaBrand to transition their role to primarily that of a manufacturer for the commercial orders placed worldwide. In addition, PharmaBrand will continue its marketing and sales efforts in Ecuador in 2008 with a focus towards the population with Impaired Glucose Tolerance. We expect to receive revenues from such sales sometime in 2008, but we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive agreement with PharmaBrand. We also recently entered into a licensing and distribution agreement with a multinational distributor to initiate the regulatory approval and commercialization process for Generex Oral-lyn™ in 15 Middle Eastern countries. In July 2007, we also entered into a licensing and distribution agreement with the Armenian Development Agency and the Canada Armenia Trading House Ltd. for the commercialization of Generex Oral-lyn™ in the Republic of Armenia, Georgia and the Republic of Kazakhstan. Under both of these agreements, we will not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

We have entered into distribution agreements with Cardinal Health, AmerisourceBergen Corporation and McKesson Canada for the distribution of Glucose RapidSpray™ in retail stores in the United States and Canada. Glucose RapidSpray™ is currently sold in the United States and Canada through a number of leading retail chains, including Amerimark Direct, Butler Drug Store, DIK Drug Co., Fruth Pharmacy, H.D. Smith Wholesale Drug, Hy-Vee Inc., Kerr Drug Inc., Kinney Drug, Inc., Kinray Inc., Meijer, Smith Drug Company, ShopKo, Weiss Markets Inc., Value Drug Company, RDC, Aurora Pharmacy, Bainder International Drug Stores, Kohl & Frisch Limited, Shoppers Drug Mart and UniPharm Wholesale Drugs Ltd. Glucose RapidSpray™ is also available for sale on the Internet through Amazon.com, Walgreens.com and DiabeticExpress.com. We are also seeking to expand our distribution network in other markets around the world for our over-the-counter line of products. As a result of this effort, Glucose RapidSpray™ is currently being marketed in the Middle East through the Master Distributor Leosons General Trading Company.

We have also established relationships with brokers who serve as a liaison to retail outlets throughout the U.S. and Canada. These brokers represent multiple products that are presented to specific product buyers. We believe that our relationships with the brokers will place us in a stronger position to get our products listed and on the shelf in major chains throughout the United States and Canada.

Our newly introduced over-the-counter glucose and energy spray products, BaBOOM!™ Energy Spray and GlucoBreak™, are being reviewed for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada. We are also seeking to expand distribution of these products in other countries.

Recently, we have begun limited direct marketing of our glucose sprays on the Internet and have established web sites for each of Glucose RapidSpray™, BaBOOM!™ Energy Spray and GlucoBreak™ where consumers may purchase these products directly.

With respect to marketing all of our products, we intend to rely primarily on contracting or collaborative arrangements with other companies that possess strong pharmaceutical marketing and distribution resources to perform these functions for us. Accordingly, we may not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

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

In March 2006, we successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, S.A. in Quito, Ecuador for the purposes of commercial supply and sales in Ecuador and other countries that can procure registrations and import licenses. We anticipate that the capacity of this facility will be sufficient to support commercial sales in Ecuador, other countries in Latin America and around the world.

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC, now known as Catalent Pharma Solutions, in June 2006, pursuant to which Catalent will manufacture clinical trial batches of Generex Oral-lyn™. Pursuant to pre-extant supply arrangements, our third-party suppliers have been manufacturing the quantities of the RapidMist™ device components (valves, canisters, actuators, and dust caps), the insulin, and the formulary excipients that will be required for the Catalent production. In addition, our Regulatory Affairs, Quality Control and R&D personnel have been working with Catalent to prepare and validate the Catalent production processes.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Our over-the-counter glucose and energy products in Canada are manufactured by Pax-All Manufacturing, Inc., contract manufacturing company with the emphasis on over-the-counter and personal care products. The products are manufactured at Pax-All’s manufacturing facility located in Mississauga, Canada.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ device are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device will be utilized with the commercial version of our insulin product in Ecuador and other South American countries, as well as the components for the commercial version of our new glucose spray products in the United States and Canada. We have secured supply arrangements with manufacturers for each of the components and the propellant that we presently use in our RapidMist™ device for commercial quantities of such components. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

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

Components used in the production of our over-the-counter glucose sprays products, including glucose and all excipients, are available from a number of potential suppliers. We have not secured commercial supply agreements with any of them as they are readily available in the commercial quantities.

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

We currently have twenty issued U.S. patents and two pending U.S. patent application pertaining to aspects of buccal delivery technology including oral administration of macromolecular formulations (including insulin) as well as pain relief medications such as morphine and fentanyl.  We currently hold two issued Canadian patents and ten pending Canadian patent applications also relating to aspects of buccal drug delivery technology.  We also hold eighty-seven issued patents and seventy-nine pending patent applications covering our drug delivery technology, including our over-the-counter glucose and energy spray products and metformin gum, in jurisdictions other than the U.S. and Canada, including Japan, Mexico, Australia and several European countries.  We plan to continue to expand our patent portfolio for additional products, formulations and device inventions. We also plan to expand the territorial coverage of our existing patent portfolio and new additions to more markets around the world where we plan to do business.

In addition, we have one issued Canadian patent, one U.S. patent and one pending U.S. patent application pertaining to delivery technologies other than our buccal delivery technology.

We also have an indirect interest in seven drug delivery patents held by another company, Centrum Biotechnologies, Inc.

Our subsidiary Antigen currently holds eight issued U.S. patents, three Australian patents, four other foreign patents, six pending U.S. patent applications , 2 pending U.S provisional patents and twenty eight foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, and Dr. Minzhen Xu, an officer of Antigen, are the listed inventors or co-inventors on all of these patents and patent applications, including those licensed from the University of Massachusetts.

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

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe any one else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See Part I - Item 3. Legal Proceedings for a discussion of certain legal proceedings involving intellectual property issues.

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

The following descriptions of our competitors and their products were obtained from their filings with the Securities and Exchange Commission and/or information available on their web sites.

Buccal Insulin Product

Nektar Therapeutics, formerly Inhale Therapeutic Systems, Inc. ("Nektar"), has developed, in collaboration with Pfizer Inc., a customized insulin formulation that is processed into a fine, dry powder and administered to the deep lung using a proprietary inhalation device developed for this purpose. This product, which is marketed as Exubera®, has been approved in the United States and the European Union for the treatment of adults with Type 1 or Type 2 diabetes for the control of high blood sugar levels. Since May 2006, Pfizer has launched Exubera® in Germany, Ireland, the U.K. and in the U.S. Although initial supplies of Exubera® were available across the U.S. beginning in September 2006, Pfizer has expressed disappointment with its slow acceptance. Pfizer has devoted additional resources to educating and marketing this product. In the U.S., Pfizer began branded direct-to-consumer advertising of Exubera® in print ads in mid-June 2007 and television ads in July 2007. Pfizer also has been sued by Novo Nordisk, which claims that Exubera® infringes a patent now owned by Novo Nordisk. A U.S. district court has denied a preliminary injunction that would have blocked further sales of Pfizer’s inhalable insulin.

Nektar and Pfizer are also collaborating on the development of a next generation inhaled insulin device, which would have improved portability, convenience, reliability and ease of use over Exubera®. On its own, Nektar is developing pulmonary products with large molecule drugs other than insulin and has stated that it is investigating the use of its inhalation technology with small molecule drugs.

Aradigm Corporation ("Aradigm") and Novo Nordisk A/S, which are collaborating on the development of a pulmonary delivery system for insulin by inhalation, also may be considered our direct competitors. Novo Nordisk is one of the two leading manufacturers of insulin in the world, the other being Eli Lilly and Company.  The AERx® insulin Diabetes Management System, or AERx iDMS, initially developed by Aradigm, is currently in Phase III clinical trials which began in May 2006. The Phase III clinical trials are expected to include a total of approximately 3,000 Type 1 and Type 2 diabetes patients. The trials include treatment comparisons with other medicaments for the treatment of diabetes. The longest trial is expected to last 27 months. Novo Nordisk announced in October 2006 that it expects the commercial launch of the product in 2010 with a second generation device that is significantly smaller and lighter than its predecessor.

Other companies have announced development efforts relating to non-injection methods of delivering insulin or other large molecule drugs, including Alkermes Inc., which announced collaboration with Lilly in April 2000 to develop a pulmonary method of administering insulin and is currently conducting Phase III clinical trials.  MannKind Corporation is developing an inhaled insulin product named Technosphere™ Insulin, which is currently conducting Phase III clinical trials in the United States and in Europe.  Following its November 2006 acquisition of Kos Pharmaceuticals, Inc., Abbott Laboratories is expected to continue development of Kos’ inhaled insulin product to complement Abbott’s significant presence in the diabetes market. Bentley Pharmaceuticals, Inc. is developing its intranasal insulin product candidate, Nasulin™, and has concluded a Phase IIA study of Nasulin in Type 1 diabetic patients and has advanced its Phase IIA studies in the U.S. Bentley Pharmaceuticals Inc. has recently received approval from the Drug Controller General of India (DCGI) to proceed with Phase II trials of Nasulin™ in Type 2 diabetic patients. Nastech Pharmaceutical Company Inc. recently started a Phase II clinical trial evaluating its insulin nasal spray in Type 2 diabetics.  Another inhalable insulin product, QDose, developed in a joint venture between the U.K. firm Vectura and the U,S. company MicroDose Technologies, is in an early stage of development, but has shown some encouraging results over Exubera®. Other smaller companies, such as Emisphere Technologies, Inc., also are in various stages of developing oral or buccal insulin formulations.

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

Buccal Morphine and Fentanyl Products

Cephalon, Inc. currently markets Actiq® in the United States. Actiq® delivers buccal transmucosal fentanyl to the cheek walls through the use of a lollipop. Barr Laboratories, Inc. introduced a generic version of Actiq® in September 2006 in the U.S. Cephalon received FDA approval in September 2006 for FENTORA™ and launched the product in the United States shortly thereafter. FENTORA™ is a fentanyl buccal tablet that is placed between the patient’s upper cheek and gum and is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. Cephalon anticipates submitting a NDA to the FDA in late 2007 to expand the labeled indications for FENTORA™ to include non-cancer breakthrough pain in opioid-tolerant patients. Other competing products commonly prescribed to treat persistent pain are Johnson & Johnson’s DURAGESIC® and Purdue Pharmaceuticals’ OXYCONTIN® and MS-CONTIN®.

Nastech Pharmaceuticals is developing an intranasal formulation of morphine that is in Phase II clinical trials.  Results reported to date show the product to be safe and efficacious in the treatment of episodes of breakthrough pain. Nastech is currently seeking a licensing partner for this product.

Immunomedicine Technology and Products

A number of companies that are engaged in the development of immunomedicines employ technologies that are competitive to our subsidiary Antigen. The following companies have initiated early stage clinical trials for several products for the treatment of cancer, autoimmune, and allergic diseases. These companies also have established collaborations with academic centers and other companies for the development of certain products. Zycos Inc. has developed the Biotope® technology. Cel-Sci Corporation has developed the Ligand Epitope Antigen Presentation System (L.E.A.P.S.) delivery technology. In April 2006, Cel-Sci filed a provisional U.S. patent application covering CEL-1000, the lead product developed from the L.E.A.P.S. technology, for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine. Pharmexa-Epimmune, a subsidiary of Pharmexa A/S, has developed the PADRE® technology. Pharmexa, an international biotechnology company in the field of active immunotherapy and vaccines for the treatment of cancer, serious chronic and infectious diseases, is currently working on a conventional vaccine targeting coat proteins, such as H5, using the Pharmexa-Epimmune PADRE® technology. Pharmexa has announced that it plans to have one or more influenza vaccine candidates ready for clinical development by the end of 2008.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2007, our expenditures on research and development were $73,676,682. These included $11,983,626 in the year ended July 31, 2007, $6,554,393 in the year ended July 31, 2006, and $7,750,731 in the year ended July 31, 2005. The increase in our research and development activities in 2007 compared to 2006 is due primarily to the preparation for and the commencement of Phase III clinical trials of our oral insulin product in Canada. The decrease in our research and development expenses in 2006 compared to 2005 was due principally to reduced clinical trial activities due to preparations for the Generex Oral-lyn™ Clinical Trial Application in Canada.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented Note 17 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2007, we had twenty-five full-time employees, including our executive officers and other individuals who work for us full-time but are employed by management companies that provide their services, and ten employees of our subsidiary Antigen. Eleven of our employees are executive and administrative, eleven are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and three are engaged in corporate and product promotion and product sales. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, including Anna Gluskin, our Chief Executive Officer and President, Rose Perri, our Chief Operating Officer and Chief Financial Officer, Mark Fletcher, our Executive Vice-President and General Counsel, Dr. Gerald Bernstein, our Vice President Medical Affairs, Dr. Jaime Davidson, our Medical Director, Eric von Hofe, our Vice-President Technology Development, Minzhen Xu, Vice-President Biology of Antigen, and Nikoletta Kallinteris, Senior Research Associate.

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

Executive Officers and Directors

Name	Age	Position Held with Generex

Anna E. Gluskin	56	Chairman, President, Chief Executive Officer and Director

Rose C. Perri	40	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gerald Bernstein, M.D.	74	Director, Vice President Medical Affairs

Mark Fletcher, Esquire	41	Executive Vice President and General Counsel

John P. Barratt	63	Director

Brian T. McGee	48	Director

Peter G. Amanatides	43	Director

Nola E. Masterson	61	Director

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

Rose C. Perri. Director since September 1997. Ms. Perri has served as Treasurer and Secretary of Generex since October 1997 and as Chief Operating Officer since August 1998. She served as Acting Chief Financial from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997.

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

John P. Barratt. Independent Director since March 2003. Mr. Barratt is currently the Chairman of the Generex Compensation Committee and the Corporate Governance and Nominating Committee and a member of the Generex Audit Committee. Mr. Barratt currently serves as the Board Liaison Officer of The Caldwell Partners International, a role he commenced in July 2006. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brascade Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves on the Advisory Boards of the following Brascan SoundVest funds: Diversified Income Fund, Total Return Fund, Rising Distribution Split Trust and Focused Business Trust. In addition, Mr. Barratt is also a member of the Advisory Board of the Brascan Adjustable Rate Trust I and Crystal Fountains Inc.

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

Nola E. Masterson. Independent Director since May 2007. Since 1982, she has been the chief executive officer of Science Futures Inc., an investment and advisory firm. Ms. Masterson is currently Managing Member and General Partner of Science Futures LLC, I, II and III, which are venture capital funds invested in life science funds and companies. She also serves as a Senior Advisor to TVM Techno Venture Management, an international venture capital company, and as a member of the Board of Directors of Repros Therapeutics Inc., a development stage biopharmaceutical company formerly known as Zonagen, Inc. (currently trading on The NASDAQ Global Market under the symbol “RPRX”). Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder of Sequenom, Inc., a genetic analysis company located in San Diego and Hamburg, Germany. She also started the BioTech Meeting in Laguna Nigel, CA, the annual Biopharmaceutical Conference in Europe, and was nominated to the 100 Irish American Business List in 2003. Ms. Masterson began her career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management. Ms. Masterson has 31 years of experience in the life science industry. She received her Masters in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida.

Two of our former directors, Mindy J. Allport-Settle and David E. Wires, elected not to stand for re-election to the Board of Directors at the Annual Meeting of Stockholders held on May 29, 2007. Our Board of Directors nominated Ms. Masterson for election as director at the 2007 Annual Meeting of the Stockholders. Our Board now consists of seven directors, four of whom are independent of Generex management.

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

William D. Abajian is our Vice President, Global Business Development.   Mr. Abajian has served in Senior Management and Executive positions throughout the past twenty-five years where he played pivotal roles in the development and launches of a number of pharmaceutical and device products.   In 1988 he founded CPG Inc. in Lincoln Park, New Jersey where he served as Chief Executive Officer until 2002.  CPG Inc. invented, manufactured and sold DNA Synthesis products, chromatography media’s and molecular biology kits to researchers in over 40 countries worldwide.  This privately-held company was sold to Millipore Corporation in 2002.  Prior to running his own company Mr. Abajian served as the Vice President of Sales and Marketing at Electro Nucleonics Inc. in Fairfield, New Jersey between 1981 and 1988.  Electro Nucleonics Inc. invented, manufactured and sold blood chemistry systems and diagnostic kits worldwide.  The company also launched the first FDA approved AIDS test.  At Electro Nucleonics Mr. Abajian was responsible for procuring $50 million of hospital instrumentation sales, opened up the veterinarian market for the company and was key to brokering a deal that required all Armed Forces and The American Red Cross to purchase all HIV tests from the company.  The organization included five regional managers, 45 sales representatives and 20 technical representatives. In 2004, he founded The Abajian Group LLC, a company that advises CEOs on strategic planning and assists in the commercialization of technologies and sales and marketing.  He continues to serve as a trustee of Eva’s Village, a non-for-profit organization in Paterson, New Jersey, and of St. Joseph’s Hospital in Paterson, New Jersey, where he previously held the positions of Chairman of the OPEC Committee and a member of the hospital’s Finance and Pension Committee and the Executive Committee.

George Markus is our Manager of Regulatory Affairs. Mr. Markus holds a B.Sc. (Honours) in theoretical chemistry from Dalhousie University and a M.Sc. in analytical chemistry from McGill University. He is an instructor at the Academy of Applied Pharmaceutical Sciences in Toronto, Canada. In his more than twenty years in the industry, he has been President & Chief Executive Officer of Consolidated Clinical Research of Canada Inc., a site management organization (SMO) that manages the coordination of clinical research sites, and has worked in Quality Assurance / Special Projects / Clinical Operations and as a Director, Regulatory Affairs for Dimethaid Research Inc. Mr. Markus has also held regulatory affairs positions with Pasteur Merieux Connaught, Biovail Corporation International, Sanofi Winthrop, Genpharm Inc. Pharmaceuticals, and Sandoz Canada Inc.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the fiscal year ended July 31, 2007, we received nominal revenues from sales of Glucose RapidSpray™. We did not recognize any revenue from the sale of our oral insulin product in Ecuador in fiscal 2007 and do not expect to receive any until we enter into a final agreement with PharmaBrand to manufacture commercial orders of Generex Oral-lyn™ and to continue its marketing and sales efforts in Ecuador in 2008 with a focus towards on the IGT population. To date, we have not been profitable and our accumulated net loss was $212,000,270 at July 31, 2007. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and GlucoBreak™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™, Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™, our technologies and products are at an early stage of development and we cannot expect revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ which is available only in Ecuador and our glucose sprays which are available over-the-counter in retail outlets in the United States and Canada. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable.

Although Generex Oral-lyn™, our proprietary oral insulin spray formulation, has been approved for commercial marketing and sale in Ecuador, and our glucose spray products are available for purchase in the United States and Canada, we have yet to manufacture, market and distribute these products on a large-scale commercial basis. We expect to receive nominal revenues from sales of these products in fiscal year 2008. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we expect to begin late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites according to the Phase III clinical plan before the end of calendar year 2007.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer, a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus and Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon.

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

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Annual Report regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

Delays in obtaining United States or other foreign approvals for our pharmaceutical products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted in any country other than Ecuador, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

We may not become, or stay, profitable even if our pharmaceutical products are approved for sale.

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

We will not receive significant revenues from Generex Oral-lyn™ in Ecuador or in the United States or from any of our other pharmaceuticals products that may receive regulatory approval until we can successfully manufacture, market and distribute them in the relevant market.

Similarly, the successful commercialization of our over-the-counter glucose spray products may be hindered by manufacturing, marketing and distribution limitations.

We have to depend upon others for marketing and distribution of our products, and we may be forced to enter into contracts limiting the benefits we may receive and the control we have over our products. We intend to rely on collaborative arrangements with one or more other companies that possess strong marketing and distribution resources to perform these functions for us. We may not be able to enter into beneficial contracts, and we may be forced to enter into contracts for the marketing and distribution of our products that substantially limit the potential benefits to us from commercializing these products. In addition, we will not have the same control over marketing and distribution that we would have if we conducted these functions ourselves.

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

Numerous pharmaceutical, biotechnology and drug delivery companies, hospitals, research organizations, individual scientists and nonprofit organizations are engaged in the development of alternatives to our technologies. Some of these companies have greater research and development capabilities, experience, manufacturing, marketing, financial and managerial resources than we do. Collaborations or mergers between large pharmaceutical or biotechnology companies with competing drug delivery technologies could enhance our competitors’ financial, marketing and other resources. Developments by other drug delivery companies could make our products or technologies uncompetitive or obsolete. Accordingly, our competitors may succeed in developing competing technologies, obtaining FDA approval for products or gaining market acceptance more rapidly than we can.

A direct competitor to Generex Oral-lyn™ is Exubera®, Pfizer, Inc.’s inhalable form of insulin. Exubera®, which is inhaled through the mouth and absorbed in the lungs, is the first non-injected insulin to be approved by the FDA. Since May 2006, Pfizer has launched Exubera® has in Germany, Ireland, the U.K. and in the U.S. Initial supplies of Exubera were available across the U.S. beginning in September 2006, but Exubera® has had slow acceptance by patients and physicians and underperformed according to sector analysts. Pfizer has had to increase training of its sales force and diabetes educators to assist physicians and patients in understanding the benefits of and in using Exubera®. Pfizer began branded direct-to-consumer advertising of Exubera® in print ads in mid-June 2007 and television ads in July 2007. While we believe that absorption though the buccal cavity offers several advantages over pulmonary absorption, Pfizer’s early approval and significant resources could allow it to capture a large portion of the market.

Pfizer and Nektar are currently collaborating on the development of a next generation inhaled insulin device, which would have improved portability, convenience, reliability and ease of use over Exubera®. In addition to Pfizer and Nektar, we have other direct competitors with development programs underway for inhaled insulin products, which, if approved, could compete against Generex Oral-lyn™. These companies include Novo Nordisk, Eli Lilly Company /Alkermes, Inc, MannKind Corporation, Bentley Pharmaceuticals, Inc. and Abbott Laboratories through its acquisition of Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or a dry form. Some products are in late stage clinical testing including Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase III clinical development and Mannkind’s Technosphere® Insulin System also in Phase III clinical development. Other smaller companies, including Emisphere Technologies, Inc., are in various stages of developing oral or buccal insulin formulations.

If government programs and insurance companies do not agree to pay for or reimburse patients for our pharmaceutical products, our success will be impacted.

Sales of our oral insulin formulation in Ecuador and our other potential pharmaceutical products in other markets depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

Risks Related to Potential Liabilities

We face significant product liability risks, which may have a negative effect on our financial condition.

The administration of drugs or treatments to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs or treatments are actually at fault for causing an injury. Furthermore, our pharmaceutical products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug or treatment has been administered to patients for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a severe negative effect on our financial condition. We maintain product liability insurance in amounts we believe to be commercially reasonable for our current level of activity and exposure, but claims could exceed our coverage limits. Furthermore, due to factors in the insurance market generally and our own experience, we may not always be able to purchase sufficient insurance at an affordable price. Even if a product liability claim is not successful, the adverse publicity and time and expense of defending such a claim may interfere with our business.

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

Item1B. Unresolved Staff Comments.

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

We have mortgages on our Toronto properties totaling $3,143,789 at July 31, 2007. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $25,800 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $84,503 in fiscal 2008 and $3,059,286 in fiscal 2009 and thereafter.

We lease approximately 4,336 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of approximately $156,000. This space is sufficient for Antigen’s present activities.

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

We could use our other properties to expand research, development or testing of our buccal and immunomedicine products if current facilities prove inadequate for our needs. We also may consider other opportunities to expand our manufacturing capabilities as such opportunities arise.

Item 3.  Legal Proceedings.

Subash Chandarana et al. v. Generex Biotechnology Corporation. In February 2001, a former business associate of Dr. Pankaj Modi ("Modi") (our former officer) and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and Modi that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by CTI. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The court granted our motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Modi and us. We opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and us. A statement of claim was served in July 2004. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Michael Powell. In August, 2006, Michael Powell commenced an action against certain defendants, including us and certain of our officers, in the Ontario Superior Court of Justice, claiming compensatory damages, special and punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts. We believe the claims against us are frivolous and completely without merit. We are not a party to any agreement with the plaintiff. Much of the requested relief relates to the plaintiff’s position and ownership interest in and accounting for the expenses of an entity in which Generex has no interest. We have not used any intellectual property or information owned by the other entity. All intellectual property, information and business claimed to be owned or conducted by the entity in which the plaintiff claims an interest are completely unrelated to any product or technology we are currently developing or intend to develop. Therefore, even if the court were to award some declaratory or injunctive relief, we would not be affected. We are defending this action vigorously. We have brought a motion seeking to have the action dismissed as against Generex which motion is presently scheduled for hearing on October 17, 2007. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Shemano Group, Inc. On September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claimed it was entitled to be paid fees pursuant to a finder’s agreement in connection with certain private placements effected by us The arbitration hearing took place in June 2007 and in July 2007 the arbitration panel awarded Shemano an aggregate of $1,030,545 in cash in compensatory damages. A third party subsequently initiated an arbitration proceeding claiming an entitlement to 60% of the award. Consequently, we paid 40% of the award to Shemano in September 2007. We are currently seeking a ruling from the court to deposit the remaining portion of the award ($618,327) with the court in respect of the new arbitration proceeding.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 29, 2007. At the meeting, 85,778,779 shares of common stock were represented out of 108,247,742 shares that were entitled to vote. Our stockholders took the following actions at the Annual Meeting:

•	elected all seven nominees to the Board of Directors; and

•	ratified the appointment of Danziger & Hochman Partners LLP as our independent public accountants for the fiscal year ending July 31, 2007.

The results of the vote for the Board of Directors was as follows:

Election of nominees to Board of Directors for terms expiring May 30, 2008	Votes For	Votes Against	Abstentions

ANNA E. GLUSKIN	98.954%	0.000%	1.040%
	84,881,128	5,200	892,450
JOHN P. BARRATT	99.298%	0.000%	0.696%
	85,176,582	5,200	596,996
BRIAN T. MCGEE	99.282%	0.000%	0.712%
	85,163,212	5,200	610,366
NOLA E. MASTERSON	99.260%	0.000%	0.734%
	85,143,865	5,200	629,713
GERALD BERNSTEIN, M.D.	99.255%	0.000%	0.739%
	85,139,771	5,200	633,807
PETER G. AMANATIDES	99.198%	0.000%	0.796%
	85,090,647	5,200	682,931
ROSE C. PERRI	99.127%	0.000%	0.867%
	85,029,766	5,200	743,812

The results on the votes of the proposals were as follows:

Proposal	Votes For	Votes Against	Abstention	Broker Non-Votes
Ratification of Danziger & Hochman, Chartered Accountants	99.400% 85,264348	0.208% 178,304	0.3392% 336,126	0

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

The table below also sets forth the high and low sales prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter in the prior two years ended July 31, 2007.

	Bid Prices
	High	Low

Fiscal 2006
First Quarter	$1.51	$0.53
Second Quarter	$1.48	$0.8
Third Quarter	$5.02	$1.15
Fourth Quarter	$3.25	$1.3

Fiscal 2007
First Quarter	$2.70	1.25
Second Quarter	$2.32	1.53
Third Quarter	$1.97	1.60
Fourth Quarter	$2.14	1.26

The sales for our common stock reported on October 03, 2007 was $1.48.

As of October 3, 2007, there were approximately 727 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Stock Performance Graph

The following information under this heading “Stock Performance Graph” in this Part II, Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended (the “Securities Act”), or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Biotechnology Index for the period commencing July 31, 2002 and ending on July 31, 2007. The graph assumes that $100 was invested on July 31, 2002, in Generex's common stock, the stocks in the NASDAQ Stock Market (U.S. Companies) and the stocks comprising the NASDAQ Biotechnology Index, and that all dividends were reinvested. Generex's common stock began trading on the NASDAQ SmallCap Market (now known as the NASDAQ Capital Market) on June 5, 2003.

Sales of Unregistered Securities

In the fiscal year ended July 31, 2007, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act, as we have reported on Current Reports on Quarterly Reports on Form 10-Q filed during the period covered by this Annual Report on Form 10-K.

As previously reported in our Annual Report on Form 10-K for the fiscal year ended July 31, 2006 and our Quarterly Reports for the quarters ended October 31, 2006, January 31, 2007 and April 30, 2007, we have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2007. During the three months ended July 31, 2007, we issued 75,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the twelve months ended July 31, 2007, we issued 118,185 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the twelve months ended July 31, 2007, we issued 140,912 shares of common stock to Lyons Capital LLC. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lyons Capital LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

In May, 2007, we issued 450,000 shares of common stock to Sound Capital Inc. for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Sound Capital, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2007.

Item 6.   Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the year end July 31, 2007 and 2006 were audited by Danziger Hochman Partners LLP (formerly known as Danziger & Hochman, Chartered Accountants). Our financial statements for the years ended July 31, 2005, 2004 and 2003 were audited by BDO Dunwoody, LLP.

In thousands	2007	2006	2005	2004	2003

Operating Results:
Revenue	$180	$175	$392	$627	$—
Net Loss	(23,505)	(67,967)	(24,002)	(18,363)	(13,262)
Net Loss Available to Common Stockholders	(23,505)	(67,967)	(24,002)	(19,173)	(14,026)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(.22)	(.90)	(.66)	(.64)	(.67)

Financial Positions:
Total Assets	$46,404	$64,105	$13,466	$19,012	$22,639
Long-Term Debt	$3,144	$3,036	$3,288	$2,225	$1,895
Convertible Debentures	$—	$161	$1,315	$—	$—
Series A, Preferred Stock	$—	$—	$—	$14,310	$13,501
Stockholder's Equity	$36,071	$55,464	$6,127	$530	$5,857

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2005, 2006 and 2007. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2007 and the information discussed in Part I, Item 1A - Risk Factors.

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

We have a limited number of products that are ready for commercial marketing and sale: our oral insulin formulation, Generex Oral-lyn™, has been approved for commercial marketing and sale in Ecuador; and our over-the-counter line glucose spray products utilizing our proprietary RapidMist™ buccal delivery technology have been launched in retail outlets in the United States and Canada.

We have begun the regulatory approval process for six pharmaceutical products: our oral insulin formulation (late-stage), our oral morphine formulation (pre-clinical), the Antigen HER-2/neu positive breast cancer vaccine (Phase II), the Antigen avian influenza vaccine (Phase I), the Antigen prostate cancer vaccine (Phase I), and the Antigen RNAi immunotherapeutic technology for myelogenous leukemia (pre-clinical).

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

We are a development stage company. From inception through the end of the 2007 fiscal year, we have received only limited revenues from operations. Pursuant to a development and license agreement that we entered into with Eli Lilly and Company in September 2000 and terminated as of June 2003, we received a $1,000,000 upfront payment. In fiscal 2007, we received approximately $136,448 in revenues from sales of Glucose RapidSpray™.

Strategy

With the launch of commercial sales of our over-the-counter oral glucose and energy spray products in retail outlets in the United States and Canada, we expect to receive increased revenues from product sales in the fiscal year ending July 31, 2008. We plan to achieve this by increasing our over-the-counter product line to three products and expanding our existing distribution channels. In addition, we will increase our advertising and marketing efforts of our products and expand the availability of our products from North America to the rest of the world. This strategy has already been effected by the execution of agreements with Leosons General Trading Company for all products and Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd. for Glucose RapidSpray ™.

We also expect to derive some revenue from product sales of our oral insulin formulation Generex Oral-lyn™. We project that revenues generated from sales of both our glucose and energy spray products in the U.S. and Canada and sales of Generex Oral-lyn™ in Ecuador will not be sufficient for all of our cash needs during fiscal year 2008. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal year ended July 31, 2007, we received a total of $43,750 in such research grants, and we have received a total of $1,238,046 in such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in our the fiscal years ending July 31, 2005 and 2006, we believe that we have secured the funds necessary to continue in the short term with the commercialization of Generex Oral-lyn™ in Ecuador, to seek regulatory approval for this product in certain other countries and to pursue late-stage clinical trials of this product in the United States, Canada and Europe. We also project that we will have the funds to support further research and development and limited clinical testing of technology created by Antigen.

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

In fiscal 2008, we plan to concentrate our activities on enrollment and dosing of late-stage clinical trials of Generex Oral-lynTM in the United States, Canada and Europe. In anticipation of undertaking late-stage clinical trials globally, we have engaged consultants to assist with the design and implementation of clinical trials and regulatory strategies. We also have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™. We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ device components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™. We also recently entered into licensing and distribution agreement with multinational distributors to initiate the regulatory approval and commercialization process for Generex Oral-lyn™ in 15 Middle Eastern countries and the Republic of Armenia, Georgia and the Republic of Kazakhstan. We also entered into a distribution agreement for Glucose RapidSpray™, GlucoBreak™ and BaBOOM!™ Energy Spray in 15 Middle Eastern countries. Additionally, we have also entered into a distribution agreement for Glucose RapidSpray ™ in South Africa and six neighboring countries. Under the terms of these agreements, we will not receive an upfront licensing fee, but the distributors will bear all the costs associated with procuring governmental approvals, including any clinical or regulatory costs.

In the next fiscal year, we also plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other countries using the approved Ecuadorian dossier. Our business partner for the commercialization of Generex Oral-lyn™ in Ecuador, PharmaBrand, expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in the second half of calendar year 2007. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of transitioning PharmaBrand’s role into one of a third-party manufacturer with distribution rights for Ecuador. PharmaBrand has generated some commercial sales of Generex Oral-lyn™ in Ecuador to date. We expect to receive revenues from such sales sometime in fiscal 2008, but we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive licensing and distribution agreement with PharmaBrand.

We face competition from other providers of alternate forms of insulin, including Pfizer which has an inhalable form of insulin, marketed as Exubera®. Since May 2006, Pfizer has launched Exubera® in Germany, Ireland, the U.K. and the U.S. Although initial supplies of Exubera® were available across the U.S. beginning in September 2006, Pfizer has expressed disappointment with its slow acceptance. In the U.S., Pfizer began branded direct-to-consumer advertising of Exubera® in print ads in mid-June 2007 and television ads in July 2007. We believe that our buccal delivery technology offers several advantages over alternate forms of insulin.

We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza. In May 2007, the first breast cancer patients received treatment in the Phase II clinical trial of the Antigen peptide vaccine. This trial is being conducted with the United States Military Cancer Institute Clinical Trials Group under the direction of Colonel George Peoples, M.D. The trial will measure the rate of relapse after two years in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence. Euroclinic, a private center in Athens, Greece, has commenced clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer in fiscal 2007. The Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of the Antigen synthetic avian influenza vaccine in April 2007.

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

During the last fiscal year, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. PharmaBrand handled the commercial launch of Generex Oral-lyn™ in Ecuador in June 2006. During the last fiscal year, we and PharmaBrand have implemented education, marketing and training programs for physicians in Ecuador to support sales of Generex Oral-lyn™, which is available through physician referrals. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador in fiscal 2008, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities.

Although we initiated regulatory approval process for our morphine buccal product, we did not expend resources to further this product during our last fiscal year.

During the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or buccal morphine products or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin and morphine. Insubstantial amounts have been expended on projects with other drugs, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During fiscal 2007, approximately 73% of our $11,983,626 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects. During fiscal 2006, approximately 82% of our $6,554,393 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.

Approximately 27% or $3,181,927 of our research and development expenses for the fiscal year ended July 31, 2007 was related to Antigen's immunomedicine products compared to approximately 18% or $1,155,331 for the fiscal year ended July 31, 2006. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development, all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations
Year Ended July 31, 2007 Compared to Year Ended July 31, 2006

We had a net loss of $23,504,958 for the year ended July 31, 2007 (fiscal 2007) compared to a net loss of $67,967,204 for the year ended July 31, 2006 (fiscal 2006). The decrease in net loss for fiscal 2007 is attributable to the fact that in fiscal 2007 we did not have interest expense and loss on extinguishment of debt similar to that which we incurred during fiscal 2006 fiscal year in connection with the issuance of convertible debentures. Our operation loss for fiscal 2007 increased to $24,876,102 compared to $18,705,983 in operating loss for fiscal 2006. The increase in our fiscal 2007 operating loss resulted from a significant increase in research and development expenses (to $11,983,626 from $6,554,393), an increase in our selling and marketing expenses (to $693,309 from $56,028) and a slight increase in general and administrative expenses (to $12, 317,742 from $12,270,562). Our revenue, excluding the deferred revenue, increased slightly from $175,000 in fiscal 2006 to $180,198 in fiscal 2007 and is attributable to the sales of our over-the-counter products.

The increase in general and administrative expenses for fiscal 2007 is due primarily to the increase of non cash compensation to financial consultants in fiscal 2007 compared to compensation paid in 2006, an increase in legal, litigation and accounting expenses and an increase in travel. The increase was offset by the reduction in executive and director compensation and the decrease in office and general expenses.

The increase in research and development expenses for fiscal 2007 reflects increased levels of research and development activities in connection with commencement of Phase III clinical trials in Canada and higher level of clinical activities of Antigen.

Our interest expense in fiscal 2007 decreased to $849,548, compared to interest expense of $37,715,275 in fiscal 2006 relating to interest paid in connection with convertible debentures entered into during the last fiscal year. Our interest and miscellaneous income increased to $2,180,380 in fiscal 2007, compared to $768,098 in fiscal 2006, primarily due to substantially higher cash and short term investment balances during fiscal 2007. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $237,162 in fiscal 2007, compared to $12,550,565 in fiscal 2006. We received a slightly higher income from rental operations (net of expense) of $277,474 in fiscal 2007, compared to $236,521 in fiscal 2006.

Results of Operations
Year Ended July 31, 2006 Compared to Year Ended July 31, 2005

We had a net loss of $67,967,204 for the year ended July 31, 2006 (fiscal 2006) compared to a net loss of $24,001,735 for the year ended July 31, 2005 (fiscal 2005). The increase in net loss for the 2006 fiscal year was attributable mainly to interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered during the 2006 fiscal year. Our operation loss for fiscal 2006 increased slightly to $18,705,983 compared to $18,558,421 in operating loss for fiscal 2005. The increase in our fiscal 2006 operating loss resulted from an increase in general and administrative expenses (to $12,270,562 from $11,199,802), and a decrease in research and development expenses (to $6,554,393 from $7,750,731). Our revenue had decreased from $392,112 in fiscal 2005 to $175,000 in fiscal 2006.

The increase in general and administrative expenses for fiscal 2006 was due primarily to the increase of non cash compensation to financial consultants in fiscal 2006 compared to compensation paid in 2005 and an increase in executive compensation. Our consulting services, travel and advertising expenses also contributed to an increase in general and administrative expenses despite the decrease in office and general expenses.

The decrease in research and development expenses for fiscal 2006 reflected decreased level of research and development activities and fewer clinical trials of our oral insulin formulation despite the increase in the activities of Antigen.

Our interest expense in fiscal 2006 increased to $37,715,275 compared to interest expense of $4,376,043 in fiscal 2005 due to interest paid in connection with convertible debentures entered into during fiscal 2006. Our interest and miscellaneous income increased to $768,098 in fiscal 2006 compared to $93,213 in fiscal 2005 primarily due to substantially higher cash and short term investment balances during the current fiscal year. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $12,550,565 in fiscal 2006 compared to $1,346,341 in fiscal 2005. We received a slightly higher income from rental operations (net of expense) of $236,521 in fiscal 2006 compared to $185,857 in fiscal 2005.

Developments in Fiscal Year 2007

In August 2006, we introduced our new Glucose RapidSpray™ product which became available in independent retail pharmacies in the United States and Canada in October, 2006.

In August 2006, we entered into an agreement with the Euroclinic in Athens, Greece to commence clinical trials on an immunotherapeutic vaccine for prostate cancer developed by Antigen. These studies are currently underway.

In September 2006, we executed a clinical supply agreement and a related quality agreement with Cardinal Health PTS, LLC, now known as Catalant Pharma Solutions. We have contracted with Catalant Pharma Solutions for the manufacture of clinical trial batches of our oral insulin product, Generex Oral-lyn™.

In November 2006, we entered into an agreement with the Lebanese-Canadian Hospital in Beirut, Lebanon to conduct a human clinical trial of a synthetic avian influenza vaccine developed by Antigen Express, representing the first studies to be conducted in humans. The study is being undertaken with the approval of the appropriate Lebanese governmental and regulatory bodies.

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

In February 2007, in conjunction with the United States Military Cancer Institute’s Clinical Trials Group, we entered into a Phase II clinical trial using the Antigen peptide vaccine in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence.

In March 2007, Antigen entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s pioneering technology for RNA interference (RNAi) stimulation of the immune response against patients’ immune cells.

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

In May 2007, we introduced two new products in our line of over-the-counter glucose sprays, BaBOOM!™ Energy Spray and GlucoBreak™ dietary aid spray.

In July 2007, we entered into a licensing and distribution agreement with the Armenian Development Agency and the Canada Armenia Trading House Ltd. for the commercialization of Generex Oral-lyn™ in the Republic of Armenia, Georgia and the Republic of Kazakhstan. While we will receive no upfront fee under this agreement, the distributors will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs.

In September 2007, we entered into a licensing and distribution agreement with Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd., a leading distributor of North American pharmaceutical and healthcare products in South Africa, for the marketing and distribution of Glucose RapidSpray ™ in South Africa and six neighboring countries. Under this agreement, we will not receive an upfront license fee, but Adcock Ingram will bear all costs associated with the procurement of governmental approvals for the sale of the product, including any clinical and regulator costs.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the fiscal year ended July 31, 2007, we did not engage in any capital-raising transactions. At July 31, 2007, we had cash and short-term investments of approximately $35.0 million, a decrease of $17.5 million from the balance as of the end of the prior fiscal year. As of July 31, 2007, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and unforeseen problems with our clinical program or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

As of July 31, 2007, all outstanding 6% secured convertible debentures that we issued in connection with the Securities Purchase Agreement dated November 10, 2004 and amendments thereto have been either repaid or converted to shares of our common stock and the related debt discounts have been fully amortized. Since November 2004, we have issued an aggregate of 20,580,978 shares of common stock resulting from the conversion and repayment of an aggregate of $17,613,894 of debenture principal and accrued interest issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto.

At July 31, 2007, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

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

Revenue Recognition. Net sales of Glucose RapidSpray™, BaBOOM!™ Energy Spray and GlucoBreak™ are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for the Company. In the event where the customers have the right of return, sales are deferred until the right of return lapses or the product is resold.

Inventory. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out method. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, inventories shelf life and current market conditions when determining whether the lower cost or market is used. As appropriate, a provision is recorded to reduce inventories to their net realizable value. Inventory also includes the cost of products sold to the customers with the rights of return.

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

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,143,789	84,503	2,412,761	646,525	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	589,211	148,823	256,079	183,812	497
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$3,733,001	$233,327	$2,668,839	$830,338	$497

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of July 31, 2007 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2007 and 2006, we paid the management company approximately $47,832 and $46,133, respectively, in management fees.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2007, we paid approximately $95,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2008. Mr. Wires elected not to stand for re-election at our annual meeting of stockholders which was held on May 29, 2007.

Consulting Fees. Peter Amanatides, one of our directors, is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field. During fiscal year 2007, Generex paid $100,000 in fees to PharmaLogika for services rendered, and we owe a balance of $50,000. We do not expect to pay any further fees to PharmaLogika going forward. Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

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

At the present time, we maintain our cash in short-term government or government guaranteed instruments, short-term commercial paper, and interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in U.S. dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short-term operating needs in Canada. At the present time, with the exception of professional fees and costs associated with the conduct of clinical trials in the United States and Europe, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between U.S. and Canadian currencies.

As of July 31, 2007, we had fixed rate debt totaling $3,143,789. This amount consists of the following:

Loan Amount	Interest Rate per Annum
441,380	6.82%
273,666	6.82%
667,943	7.60%
375,120	8.50%
210,371	10%
1,175,309	6.07%
3,143,789	Total

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

Item 8.  Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-1 - F-3

Consolidated Balance Sheets
July 31, 2007 and 2006	F-4

Consolidated Statements of Operations
For the Years Ended July 31, 2007, 2006 and 2005
and Cumulative From Inception to July 31, 2007	F-5

Consolidated Statements of Changes in Stockholders’ Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2007	F-6 - F-25

Consolidated Statements of Cash Flows
For the Years Ended July 31, 2007, 2006 and 2005
and Cumulative From Inception to July 31, 2007	F-26 - F-27

Notes to Consolidated Financial Statements	F-28 - F-55

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a development stage company) as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2007. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits. We did not audit the consolidated financial statements of Generex Biotechnology Corporation for the period from November 2, 1995 (date of inception) to July 31, 2005. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from November 2, 1995 (date of inception) to July 31, 2005, included in cumulative totals, is based solely upon the reports of other auditors.

We conducted our audits, referred to above, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures we consider necessary in the circumstances. We believe that our audits provide reasonable bases for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

Our audits were conducted for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied to the basic consolidated financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic consolidated financial statements taken as a whole.

/s/ Danziger Hochman Partners LLP

Toronto, Canada
October 3, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation (a development stage company) as of July 31, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited Schedule II. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule II are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule II, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement and schedule presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation (a development stage company) at July 31, 2005 and the results of its operations and its cash flows the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO Dunwoody LLP
Toronto, Ontario
September 30, 2005

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$21,026,067	$38,208,493
Short-term investments	14,011,738	14,372,653
Accounts receivable	58,264	—
Inventory	123,931	—
Other current assets	469,210	237,752
Total Current Assets	35,689,210	52,818,898

Property and Equipment, Net	2,137,027	2,585,744
Assets Held for Investment, Net	3,693,183	3,602,773
Patents, Net	4,884,984	5,097,827

TOTAL ASSETS	$46,404,404	$64,105,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,156,709	$5,444,790
Deferred revenue	33,314	—
Current maturities of long-term debt	84,503	428,059
Convertible debentures, net of debt discount of $-0- and $608,737
at July 31, 2007 and 2006, respectively	—	160,494
Total Current Liabilities	7,274,526	6,033,343

Long-Term Debt, Net	3,059,286	2,608,105

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value;
authorized 1,000 shares at July 31, 2007 and 2006; -0- and 1,000 shares
issued and outstanding at July 31, 2007 and 2006, respectively	—	1
Common stock, $.001 par value; authorized 500,000,000 shares at July 31, 2007 and 2006; 109,616,518 and 107,398,360 shares issued and outstanding at
July 31, 2007 and 2006, respectively	109,616	107,397
Additional paid-in capital	247,079,439	243,097,627
Deficit accumulated during the development stage	(212,000,270)	(188,495,312)
Accumulated other comprehensive income	881,807	754,081
Total Stockholders’ Equity	36,070,592	55,463,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,404,404	$64,105,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Years Ended July 31,			to July 31,
	2007	2006	2005	2007
Revenues	$182,429	$175,000	$392,112	$2,376,725
Sales discounts	(2,231)	—	—	(2,231)
Net Revenue	180,198	175,000	392,112	2,374,494

Cost of Goods Sold	61,623	—	—	61,623

Operating Expenses:
Research and development	11,983,626	6,554,393	7,750,731	73,456,464
Research and development -
related party	—	—	—	220,218
Selling and marketing	693,309	56,028	—	749,337
General and administrative	12,317,742	12,270,562	11,199,802	90,039,418
General and administrative -
related party	—	—	—	314,328
Total Operating Expenses	24,994,677	18,880,983	18,950,533	164,779,765

Operating Loss	(24,876,102)	(18,705,983)	(18,558,421)	(162,466,894)

Other Income (Expense):
Miscellaneous income (expense)	—	500	70,345	196,193
Income from Rental Operations, net	277,474	236,521	185,857	920,928
Interest income	2,180,380	767,598	22,868	6,342,458
Interest expense	(849,548)	(37,715,275)	(4,376,043)	(43,602,015)
Loss on extinguishment of debt	(237,162)	(12,550,565)	(1,346,341)	(14,134,068)

Net Loss Before Undernoted	(23,504,958)	(67,967,204)	(24,001,735)	(212,743,398)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(23,504,958)	(67,967,204)	(24,001,735)	(209,705,213)

Preferred Stock Dividend	—	—	—	2,295,057

Net Loss Available to Common
Shareholders	$(23,504,958)	$(67,967,204)	$(24,001,735)	$(212,000,270)

Basic and Diluted Net Loss Per
Common Share	$(.22)	$(.90)	$(.66)

Weighted Average Number of Shares
of Common Stock Outstanding	108,416,023	75,416,234	36,537,318

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance November 2, 1995 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash, February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159

Issuance of common stock for cash, February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792

Issuance of common stock for cash, February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358

Issuance of common stock for cash, March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607

Issuance of common stock for cash, April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263

Issuance of common stock for cash, May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912

Issuance of common stock for cash, May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962

Issuance of common stock for cash, May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934	-	-	-	1,328,064

Issuance of common stock for cash, July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777	-	-	13,383

Issuance of common stock for cash, July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637

Issuance of common stock for cash, July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833

Issuance of common stock for cash, July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346

Costs related to issuance of common stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)

Founders Shares transferred for services rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998 reverse merger between GBC-Delaware, Inc. and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March 1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April 1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May 1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June 1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June 1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563)
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299
Issuance of common stock for cash, August 1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August 1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash, September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash, September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August - October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash, November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash, November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash, November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange for services rendered, November 1998 - January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash, November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash, November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash, February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash, March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash, April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000

Issuance of warrants in exchange for services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500
Issuance of warrants in exchange for services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash, May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50 -	-	-	388,375	389	-	-	1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered, June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
Adjustment for exercise of warrants recorded June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash, September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement, January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered, January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services, June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable	During the	Other	Total
	Stock		Stock		Stock		Paid-In	- Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered
August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line
agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to
private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement,
October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December
2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December
2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee
compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to
private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement,
January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation
settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services
rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services
rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash,
February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note
receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services
rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services
rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000

Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750
Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to
private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement,
July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered,
July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered,
July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable	During the	Other	Total
	Stock		Stock		Stock		Paid-In	- Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash,
August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash
October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for services
rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee
compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services
rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash
March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash
April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for
services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash									-
July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

								Notes	Deficit
	SVR							Receivable	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as
settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash
October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services
rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services
receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services
rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation,
January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002,
$2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services
rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to
private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement,
May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to
private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation,
June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003, $2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services, November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement, January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement, July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services, Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing, Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004 $25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of $143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000

Issuance of common stock in satisfaction of accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of $300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of $410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of $190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures, July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services, July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock		Additional Paid-In	Notes Receivable - Common	Deficit Accumulated During the Development	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of $504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of $286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of $457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of $211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of $150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of $457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of $307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of $300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of $500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of $113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of $297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945

Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of $100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000, October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of $42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of $230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of $1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of $4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing, $3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of $82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of $617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing, $4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000, January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756

Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of $850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation, December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of $950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of $1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of $2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of $500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of $200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of $384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000

Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of $307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of $423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of $923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004

Issuance of common stock in exchange for the services rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization
payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug
2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization payments due
Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization payments due ,
Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct
2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization payments due
Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov
2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization payments due,
Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered
Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan
2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of
Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of
Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb
2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007,
$1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007,
$1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar
2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893

Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr
2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr
2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May
2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun
2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun
2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered
Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul
2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul
2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul
2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	-	109,616,518	109,616	-	-	247,079,439	-	(212,000,270)	881,807	36,070,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Year Ended July 31,			to July 31,
	2007	2006	2005	2007
Cash Flows From Operating Activities:
Net loss	$(23,504,958)	$(67,967,204)	$(24,001,735)	$(209,705,213)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	1,166,090	1,134,676	1,103,948	5,881,946
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	21,721	73,699	66,952	171,506
Loss on disposal of property and equipment	—	911	—	911
Loss on extinguishment of debt	237,163	12,550,565	1,346,341	14,134,069
Common stock issued as employee compensation	748,076	1,545,504	—	2,293,580
Common stock issued for services rendered	1,695,013	515,039	1,131,452	6,996,316
Amortization of prepaid services in conjunction with common stock issuance	—	138,375	—	138,375
Non-cash compensation expense	—	—	—	45,390
Stock options and warrants issued for services rendered	266,400	172,450	547,755	7,272,723
Issuance of warrants as additional exercise right inducement	—	21,437,909	—	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	1,234,772	248,107	1,482,879
Amortization of discount on convertible debentures	608,737	14,586,879	3,734,811	18,930,427
Common stock issued as interest payment on convertible debentures	15,716	191,747	76,996	284,459
Interest on short-term advance	—	13,524	—	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	7,974	105,300	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(56,680)	—	—	(56,680)
Miscellaneous receivables	—	—	—	43,812
Inventory	(117,502)	—	—	(117,502)
Other current assets	(26,068)	9,596	731,656	(128,713)
Accounts payable and accrued expenses	1,682,196	3,780,168	3,255,169	11,328,115
Deferred revenue	33,031	—	—	33,031
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(17,231,065)	(10,573,416)	(11,400,145)	(117,888,277)

Cash Flows From Investing Activities:
Purchase of property and equipment	(93,704)	(149,991)	(63,735)	(4,536,411)
Costs incurred for patents	(208,606)	(114,010)	(193,429)	(1,817,602)
Change in restricted cash	—	216,868	19,333	45,872
Proceeds from maturity of short term investments	22,795,763	8,600,000	—	158,082,809
Purchases of short-term investments	(22,434,848)	(22,972,653)	—	(172,094,547)
Cash received in conjunction with merger	—	—	—	82,232
Advances to Antigen Express, Inc.	—	—	—	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	(196,457)	(29,639)	395,889	(703,290)
Change in notes receivable - common stock	—	—	(6,300)	(91,103)
Change in due from related parties	—	—	—	(2,222,390)
Other, net	—	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(137,852)	(14,449,425)	151,758	(24,322,904)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Year Ended July 31,			to July 31,
	2007	2006	2005	2007
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179	325,179
Repayment of short-term advance	—	(347,369)	—	(347,369)
Proceeds from issuance of long-term debt	—	35,461	815,832	2,005,609
Repayment of long-term debt	(73,151)	(572,280)	(98,447)	(1,852,369)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	125,000	39,337,065	—	44,015,049
Proceeds from exercise of stock options	301,931	3,241,755	—	4,554,126
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Redemption of SVR preferred stock	(100)	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	13,955,000	6,299,930	20,254,930
Repayments of convertible debentures	(174,399)	—	(461,358)	(635,757)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	—	7,000,004	—	80,283,719
Purchase and retirement of common stock	—	—	—	(119,066)
Net Cash Provided by Financing Activities	179,281	62,649,636	6,881,136	163,207,808

Effect of Exchange Rates on Cash	7,210	(4,832)	3,362	29,440

Net Increase (Decrease) in Cash and Cash Equivalents	(17,182,426)	37,621,963	(4,363,889)	21,026,067

Cash and Cash Equivalents, Beginning of Period	38,208,493	586,530	4,950,419	—

Cash and Cash Equivalents, End of Period	$21,026,067	$38,208,493	$586,530	$21,026,067

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business:

Generex Biotechnology Corporation (the Company) and its wholly-owned subsidiary Generex Pharmaceuticals, Inc. are engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously. Oral -lynTM the first product based on this platform technology, is in the various stages of regulatory approval in different jurisdictions around the world.

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

The Company is a development stage company, which has a limited history of operations and whose revenues is primarily comprised of $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations and $50,000 in conjunction with the execution of a licensing agreement (see Note 8). The Company has realized minimal revenues to date from the sale of its commercial products, which currently consists of four commercially available products, Glucose RapidSprayTM. Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries where the Company ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interests. Effective December 17, 2004, the Company’s ownership in all consolidated subsidiaries is 100 percent (see Note 12). All significant intercompany transactions and balances have been eliminated.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments
Short-term investments consist primarily of short-term U.S. term deposits with original maturities of between three to twelve months. These short-term notes are classified as held to maturity and are valued at amortized cost. At July 31, 2007, the cost of the investments approximated market value.

Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company sells its product to various distributors and retailers. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at July 31, 2007 and 2006, however, actual write-offs may exceed the allowance.

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

Patents
Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line method over the related patent term.  As patents are abandoned, the net book value of the patent is written off.

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

Revenue Recognition
Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists (as amended)” recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be a consigned inventory until the revenue is recognized.

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

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

Stock-Based Compensation
Effective August 1, 2005, the Company adopted SFAS No. 123(R) which revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) and supersedes Accounting Principles Board Opinion 25 “Accounting for Stock Issued to Employees.” Under APB 25, the Company used the “intrinsic value” method for employee stock options and did not record any expense because option exercise prices equaled the market value at the date of grant. SFAS 123(R) required that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company adopted SFAS 123(R) using the modified prospective method and, accordingly, prior period financial statements were not revised. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

Financial Instruments
The carrying values of cash and cash equivalents, short-term investments, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Due from related party approximated its fair value as it was due on demand. Long-term debt and convertible debentures approximates their fair value based upon the borrowing rates available for the nature of the underlying debt.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 3 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2007	2006

Land	$213,312	$201,075
Buildings and Improvements	1,352,010	1,274,448
Furniture and Fixtures	101,705	91,151
Office Equipment	181,273	151,684
Lab Equipment	4,221,152	4,046,520

Total Property and Equipment	6,069,452	5,764,878
Less Accumulated Depreciation	3,932,425	3,179,134
Property and Equipment, Net	$2,137,027	$2,585,744

Depreciation expense amounted to $631,597, $605,657 and $631,134 for the years ended July 31, 2007, 2006 and 2005, respectively.

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

Note 4 - Property Held for Investment, Net:

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2007	2006

Assets Held For Investment	$4,485,179	$4,227,871

Less: Accumulated Depreciation	791,996	625,098

Assets Held For Investment, Net	$3,693,183	$3,602,773

Depreciation expense amounted to $122,171, $125,366 and $73,077 for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company’s intent is to hold this properties for investment purposes and collect rental income. Included in income from rental operations, net is $457,458, $464,150 and $315,514 of rental income and $179,984, $227,629 and $129,657 of rental expenses for the years ended July 31, 2007, 2006 and 2005, respectively.

On August 1, 2005, the Company reclassified certain land and building and building improvements classified as property and equipment to property held for investment (see Note 3).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2007	2006

Patents	$6,580,005	$6,380,006

Less: Accumulated Amortization	1,695,021	1,282,179

Patents, Net	$4,884,984	$5,097,827

Weighted Average Life	13.1 years	13.7 years

Amortization expense amounted to $412,322, $403,654 and $399,737 for the years ended July 31, 2007, 2006 and 2005, respectively. Amortization expense is expected to be approximately $419,000 per year for the years ended July 31, 2008 through 2012. During the years ended July 31, 2007, 2006 and 2005, the Company wrote off approximately $22,000, $74,000 and $67,000 of net book value of patents to general and administrative expenses, respectively.

Note 6 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $19,012,466, $64,252,188 and $20,937,976 for the years ended July 31, 2007, 2006 and 2005, respectively. Pretax losses arising from foreign operations (Canada and Bermuda) were $4,492,492, $3,715,016 and $3,063,759 for the years ended July 31, 2007, 2006 and 2005, respectively. As of July 31, 2007, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $123,200,000, which expire in 2014 through 2027, in Generex Pharmaceuticals Inc. of approximately $31,000,000, which expire in 2008 through 2013 and in Antigen Express, Inc. of approximately $13,300,000, which expire in 2015 through 2027. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years should certain ownership changes occur.

For the years ended July 31, 2007, and 2006, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$57,628,338	$47,811,943
Other timing difference	2,579,377	2,660,938
Total Deferred Tax Assets	60,207,715	50,472,881

Valuation Allowance	(58,873,007)	(48,991,563)

Deferred Tax Liabilities
Intangible assets	(1,236,432)	(1,347,468)
Other timing difference	(98,276)	(133,850)
Total Deferred Tax Liabilities	(1,334,708)	(1,481,318)

Net Deferred Income Taxes	$–	$–

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2007, 2006 and 2005 is as follows:

	2007	2006	2005

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables
from foreign subsidiaries	2.0	--	--
Nondeductible items	--	7.0	3.0
Other timing differences	(10.0)	6.0	--
Change in valuation allowance	42.0	21.0	31.0

Effective tax rate	--%	--%	--%

Note 7 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2007	2006

Accounts Payable	$1,791,080	$1,214,694
Research and Development	1,956,049	696,769
Executive Compensation	2,252,978	2,121,389
Financial Services	1,156,602	1,411,938
Total	$7,156,709	$5,444,790

Note 8 - Commitments and Contingent Liabilities:

Consulting Agreements
The Company has entered into a three year non-exclusive consulting agreement expiring in 2010 with a service provider whereby the service provider will solicit and evaluate prospective third party wholesale and retail distribution channels for the Company’s Oral-lynTM. In exchange for these services, the Company is required to pay $150,000 per annum and an aggregate of 450,000 shares of common stock to be issued quarterly over the term of the agreement.

The Company has entered into a consulting agreement expiring in December 2007 whereby the consultant will provide various services including sourcing and evaluating prospective joint ventures, strategic alliances and licensing arrangements for the Company in respect of the manufacturing, importation, marketing, distribution and sale of the Company’s products. In exchange for these services, the Company is required to pay $15,000 per month. The agreement also requires the payment of bonuses up to $500,000 upon meeting prescribed milestones. At July 31, 2007, no such milestones have been met. Accordingly, no amount has been paid or accrued in the consolidated financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Leases
The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2007 are as follows:

Year	Amount

2008	$148,823
2009	147,355
2010	108,723
2011	95,772
2012	88,040
Thereafter	497
Total Minimum Lease Payments	$589,210

Lease expense amounted to approximately $41,000, $39,000 and $37,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2007:

Year	Amount

2008	$41,309
2009	36,670
2010	13,481
2011 and thereafter	--
Total	$91,460

Property Held for Investment
The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2007:

Year	Amount

2008	$284,686
2009	194,876
2010	114,212
2011	109,459
2012	94,017
Thereafter	61,549
Total	$858,799

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Supply Agreements
The Company has a supply agreement with Presspart Manufacturing Limited, whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice.

The Company has a supply agreement with Catalant Pharma Solutions whereby the Company will perform a technical transfer for the production of Oral-lyn™ drug product for use in the Company’s Phase III clinical trials and/or studies. The anticipated project timeline is seven months and billed over the term of the project. Either party may terminate the agreement, or any portion thereof, by providing forty-five days written notice.

Pending Litigation
In February 2001, a former business associate of the former Vice President of Research and Development (VP) of the Company, and an entity called Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. (“CBI”) for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company’s motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against the VP and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Employment Agreements
As of July 31, 2007, the Company has an employment agreement with an executive expiring March 2008, whereby the Company is required to pay an annual base salary of $300,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2007, the Company has an employment agreement with an executive expiring March 2008, whereby the Company is required to pay an annual base salary of $200,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2007, the Company has employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer expiring December 2010, whereby the Company is required to pay an annual base salary of $500,000 and $400,000, respectively, and bonuses at the discretion of the Compensation Committee of the Board of Directors. The agreements require six months notice of non-renewal/ termination. In the event either agreement is terminated, by reason other than cause, death or disability, voluntary termination, the Company may be required to pay the executive the greater of five times base salary or at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination.

As of July 31, 2007, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $424,000 to the three employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

Termination Agreements
On December 17, 2004, the Company and Elan International Services, Ltd. (EIS) agreed to terminate their joint venture through Generex (Bermuda) Ltd. EIS has agreed to transfer all shares of capital stock or Generex (Bermuda) owned by it to the Company (see Note 18).

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

Note 9 - Related Party Transactions:

The amounts due from a related party at July 31, 2007, 2006 and 2005 were 0, 0 and 379,612, respectively. The amount, which was due from EBI, Inc., is a shareholder of the Company and is controlled by the estate of the Company’s former Chairman of the Board. During April 2006, the Company and EBI, Inc. have agreed to offset the amount due to the Company in exchange for executive compensation due to the sole beneficiary of the estate of the Company’s former Chairman of the Board.

The Company estimates the following additional amounts would have been recorded if such transaction was consummated under arms-length agreements:

	For the Years Ended July 31,
	2007	2006	2005

Interest Income	$--	$14,288	$15,854

The interest income amounts were computed at estimated prevailing rates based on the average receivable balance outstanding during the periods reflected.

The Company utilizes a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s senior officers and the estate of the Company’s former Chairman of the Board. For the years ended July 31, 2007, 2006 and 2005, the Company has paid the management company $47,832, $46,113 and $44,024, respectively, in management fees.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt:

Long-term debt consists of the following:

	July 31
	2007	2006

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $2,194, due June 2011, secured by real property located at 98 Stafford Drive, Brampton, O	$273,666	$264,579

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $3,538, due June 2011, secured by real property located at 1740 Sismet Road, Mississauga, ON	441,380	426,725

Mortgage payable - interest at 7.6 percent per annum, monthly payments of principal and interest of $5,662, due May 2010, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	667,943	645,898

Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $2,453, due November 2008, secured by real property located at 13-14, 11 Carlaw Avenue, Toronto, Canada		210,371

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $3,126, principal payment due August 2008, secured by real property located at 10-11, 11 Carlaw Avenue, Toronto, Canada	375,120	353,600

Mortgage payable - interest at 6.07 percent per annum, monthly interest payments of $8,829, principal due March 2009, secured by secondary rights to real property located at 1-8, 11 Carlaw Avenue, Toronto, Canada	1,175,309	1,139,153

Total Debt	3,143,789	3,036,164
Less Current Maturities of Long-Term Debt	84,503	428,059
Total Long-Term Debt	$3,059,286	$2,608,105

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount

2008	$84,503
2009	1,759,069
2010	653,691
2011	646,526
2012 and thereafter	--
Total	$3,143,789

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Convertible Debentures:

As of July 31, 2007 and 2006, the Company was contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors. The convertible debentures were convertible into shares of the Company's common stock at a price as stipulated in each agreement, required the issuance of warrants to the investor in conjunction with the transaction in accordance with the warrant terms in the individual debenture agreement and provided a 100% additional investment right (with the exception of the 1st $500,000, $100,000 and 3rd $4,000,000 debentures) exercisable for up to twelve months following the effective date of the registration statement with respect to the transaction.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27 (see Note 2). The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debenture
	1st $4,000,000	1st $500,000	$100,000
Date Issued	12/2004	3/2005	4/2005
Promissory Note Amount	$1,000,000	$500,000	$100,000
# of Promissory Notes	4	1	1
Terms	(A )	(E )	(E )
Conversion Price	$0.82	$0.82	$0.82

Gross Proceeds	$4,000,000	$500,000	$100,000
Issuance Costs Paid in Cash	$300,070	$--	$--
Issuance Costs Paid in Common Stock	$--	$--	$--
Shares of Common Stock	--	--	--
Issuance Costs Paid in Warrants	145,000	--	--
Warrant Exercise Price	$0.91	n/a	n/a
Warrant Fair Value (WFV)	$89,900	n/a	n/a
Black Scholes Model Assumptions	(B1)	n/a	n/a
Total Issuance Costs (C)	$389,970	$--	$--
Amortization of Issuance Costs as
Non-cash Interest Expense	$389,970	$--	$--

Net Cash Proceeds	$3,699,930	$500,000	$100,000
Warrants Issued to Investor	4,878,048	1,219,512	243,902
Warrant Exercise Price	$0.91	$0.82	$0.82
Warrant Fair Value (WFV)	$1,722,222	$245,521	$49,104
Black Scholes Model Assumptions	(B1)	(B2)	(B2)
Beneficial Conversion Feature (BCF)	$1,722,222	$86,984	$17,397
Amortization of WFV and BCF as
Non-cash Interest Expense	$3,444,444	$332,505	$66,501

Principal and Interest Converted	$1,628,292	$528,082	$105,644
Loss on Extinguishment (D)	$42,409	$--	$--
Shares Issued Upon Conversion	1,985,249	644,003	128,834

Principal and Interest Repayments
in Shares of Common Stock	$2,005,500	$--	$--
Loss on Extinguishment (D)	$147,457	$--	$--
Shares Issued for Principal and
Interest Repayments	3,158,344	--	--
Principal and Interest Repayments
in Cash	$506,564	$--	$--

Warrant Issued to Investor for 1st
Extension of Maturity Date (F)	n/a	1,219,512	243,902
Warrant Exercise Price	n/a	$0.82	$0.82
Warrant Fair Value (WFV)	n/a	$597,561	$119,512
Black Scholes Model Assumptions	n/a	(B2)	(B2)

Warrant Issued to Investor for 2nd
Extension of Maturity Date (F)	n/a	1,219,512	243,902
Warrant Exercise Price	n/a	$0.82	$0.82
Warrant Fair Value (WFV)	n/a	$524,390	$104,878
Black Scholes Model Assumptions	n/a	(B7)	(B7)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debenture
	1st 2,000,000	2nd 2,000,000	2nd $500,000
Date Issued	6/2005	9/2005	10/2005
Promissory Note Amount	$500,000	$500,000	$500,000
# of Promissory Notes	4	4	1
Terms	(A )	(A )	(A )
Conversion Price	$0.60	$0.60	0.82

Gross Proceeds	$2,000,000	$2,000,000	$500,000
Issuance Costs Paid in Cash	$--	$15,000	$--
Issuance Costs Paid in Common Stock	$140,000	$140,000	$33,250
Shares of Common Stock	170,732	170,732	35,000
Issuance Costs Paid in Warrants	35,000	60,000	15,000
Warrant Exercise Price	$0.82	$0.82	$0.95
Warrant Fair Value (WFV)	$20,300	$30,600	$14,250
Black Scholes Model Assumptions	(B3)	(B4)	(B4)
Total Issuance Costs (C)	$160,300	$185,600	$47,500
Amortization of Issuance Costs as
Non-cash Interest Expense	$160,300	$185,600	$47,500

Net Cash Proceeds	$2,000,000	$1,985,000	$500,000
Warrants Issued to Investor	2,439,024	2,439,024	609,756
Warrant Exercise Price	$0.82	$0.82	$0.82
Warrant Fair Value (WFV)	$828,571	$785,185	$270,950
Black Scholes Model Assumptions	(B3)	(B4)	(B4)
Beneficial Conversion Feature (BCF)	$1,171,429	$1,185,185	$229,050
Amortization of WFV and BCF as
Non-cash Interest Expense	$2,000,000	$1,970,370	$500,000

Principal and Interest Converted	$1,800,206	$1,729,144	$385,769
Loss on Extinguishment (D)	$--	$1,088,868	$1,180,830
Shares Issued Upon Conversion	3,000,344	2,878,648	470,450
Principal and Interest Repayments
in Shares of Common Stock	$225,322	$293,893	$125,244
Loss on Extinguishment (D)	$62,242	$394,912	$93,361
Shares Issued for Principal and
Interest Repayments	407,075	489,822	152,736
Principal and Interest Repayments
in Cash	$--	$--	$--

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Debenture
	$3,500,000	2nd $4,000,000	3rd $4,000,000
Date Issued	12/2005	1/2006	2/2006
Promissory Note Amount	$1,000,000	$1,000,000	$1,000,000
# of Promissory Notes	3.5	4	4
Terms	(A )	(A )	(A	)
Conversion Price	$0.82	$1.05	$1.25

Gross Proceeds	$3,500,000	$4,000,000	$4,000,000
Issuance Costs Paid in Cash	$15,000	$15,000	$--
Issuance Costs Paid in Common
Stock	$179,550	$266,400	$--
Shares of Common Stock	189,000	266,667	--
Issuance Costs Paid in Warrants	105,000	120,000	--
Warrant Exercise Price	$0.82	$1.05	n/a
Warrant Fair Value (WFV)	$76,650	$88,800	n/a
Black Scholes Model Assumptions	(B5)	(B6)	n/a
Total Issuance Costs (C)	$271,200	$370,200	$--
Amortization of Issuance Costs as
Non-cash Interest Expense	$271,200	$370,200	$--

Net Cash Proceeds	$3,485,000	$3,985,000	$4,000,000
Warrants Issued to Investor	4,268,292	3,809,524	3,200,000
Warrant Exercise Price	$0.82	$1.05	$1.25
Warrant Fair Value (WFV)	$1,648,387	$1,653,631	$2,374,507
Black Scholes Model Assumptions	(B5)	(B6)	(B7)
Beneficial Conversion Feature (BCF)	$1,851,613	$1,463,155	$1,625,493

Amortization of WFV and BCF as
Non-cash Interest Expense	$3,500,000	$3,116,786	$4,000,000

Principal and Interest Converted	$3,435,735	$3,635,041	$3,081,556
Loss on Extinguishment (D)	$1,473,115	$4,558,356	$2,450,301
Shares Issued Upon Conversion	4,189,923	3,461,946	2,448,764

Principal and Interest Repayments
in Shares of Common Stock	$86,475	$398,578	$941,326
Loss on Extinguishment (D)	$176,556	$541,854	$571,782
Shares Issued for Principal and
Interest Repayments	105,456	381,709	641,813
Principal and Interest Repayments
in Cash	$--	$--	$174,399

As of July 31, 2007, all convertible debentures have either been repaid or converted to shares of common stock and the related debt discounts have been fully amortized.

As of July 31, 2006, the $160,494 net outstanding balance of convertible debentures was comprised of $769,231 of debt net of unamortized debt discount of $608,737 related to the 3rd $4,000,000 convertible debentures. All other convertible debentures had either been repaid or converted to shares of common stock and the related debt discounts had been fully amortized.

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

Note 12 - Series A Preferred Stock:

During 2001, the Company issued 1,000 shares of Series A Preferred Stock (Series A) with a par value of $.001 per share. The holder had the right at any time after January 16, 2004 to convert Series A shares into shares of common stock of the Company as well as the option to exchange the shares of the Company’s Series A Preferred stock for shares of the Company’s convertible preferred shares of Generex (Bermuda), Ltd. Holders of Series A shares were not entitled to vote. In addition, the holders of Series A shares were entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock, and were also entitled to receive a mandatory annual dividend equal to 6 percent per year on the original issue price of $12,015 per share.

In December 2004, the holder of the Series A Preferred Stock sold its holdings to a third party. In conjunction with sale, all of the Company’s outstanding Series A Preferred Stock was automatically converted to common stock. As a result, the buyer received 534,085 shares of common stock and the Company no longer has any outstanding shares of Series A Preferred Stock (see Note 18).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 13 - Stockholders’ Equity:

Warrants
As of July 31, 2007, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price Per Share	Expiration Date

5,000	$2.50	November 29, 2007
30,000	$3.00	November 29, 2007
500,000	$2.50	January 15, 2008
255,102	$1.86	January 9, 2009
57,143	$2.20	January 9, 2009
13,889	$2.25	January 9, 2009
166,667	$1.89	February 13, 2009
17,169	$2.10	February 13, 2009
327,869	$1.68	July 12, 2009
500,000	$1.09	August 10, 2009
100,000	$0.82	April 27, 2010
102,232	$1.25	April 17, 2011
70,000	$2.66	April 17, 2011
25,000	$1.91	May 29, 2011
3,273,144	$2.35	May 31, 2011
2,560,980	$2.45	May 31, 2011
5,000	$1.05	July 19, 2011
622,226	$1.60	July 22, 2011
4,770,617	$3.00	August 26, 2011
172,120	$1.25	August 27, 2011
800,000	$3.00	September 2, 2011
100,000	$1.71	March 3, 2012
140,000	$1.45	May 27, 2012
14,614,158

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Notes Receivable - Common Stock
Notes receivable - common stock consist of two separate promissory notes. The first promissory note was issued in conjunction with the redemption of Series A Redeemable Common Stock Purchase Warrants in June 1999, and was for $50,000. This note was originally due on December 1, 1999. After multiple extensions, the note together with accrued interest at 7 percent per annum, was due July 31, 2004. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $72,107. This charge is included in operations for the year ended July 31, 2005.

The second promissory note was issued in conjunction with the exercise of 50,000 Common Stock Options in March 2001, and was for $250,000. This note was originally due on March 15, 2002. After multiple extensions, the note together with accrued interest at 7 percent per annum was due March 15, 2004. In January 2005, the Company deemed this note as uncollectible and, therefore, has taken a charge to general and administrative expenses for the outstanding principal and accrued interest in the amount of $318,996. This charge is included in operations for the year ended July 31, 2005.

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2007 and 2006, no shares of preferred stock were issued or outstanding.

Special Voting Rights Preferred Stock
In 1997, the Company issued 1,000 shares of Special Voting Rights Preferred Stock (SVR Shares) with a par value of $.001. The Company had the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share. Holders of SVR Shares were not entitled to vote, except as specifically required by applicable law or in the event of change in control, as defined. In addition, holders of SVR Shares were entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock. During the year ended July 31, 2007, the Company redeemed and cancelled 1,000 shares of Special Voting Rights Preferred Stock for $100. This redemption represented all issued and outstanding shares.

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2007, 2006 and 2005, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stock Based Compensation:

Stock Option Plans
As of July 31, 2007, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At July 31, 2007, there were 1,940,000, 1,182,490 and 9,108,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

Effective August 1, 2005, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation.  Share-based employee compensation related to stock options for the years ended July 31, 2007 and 2006 amounted to $-0- (net of related tax) for each year and is included in the statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2007 and 2006 amounted to $748,076 and $1,545,504, respectively, and is included in the statements of operations.

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2007 and 2006	n/a	n/a	n/a	n/a
July 31, 2005	2.32%	5.00	1.0215	--

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

THE FOLLOWING IS A SUMMARY OF THE
COMMON STOCK OPTIONS GRANTED,
FORFEITED OR EXPIRED AND
EXERCISED UNDER THE PLAN

		Weighted Average
		Exercise Price
	Options	Per Share

Outstanding - August 1, 2004	7,214,159	$3.49
Granted	6,046,110	$0.50
Forfeited or expired	(1,653,000)	$6.49
Exercised	--	$--
Outstanding - July 31, 2005	11,607,269	$1.51
Granted	--	$--
Forfeited or expired	(755,000)	$5.97
Exercised	(2,352,672)	$1.37
Outstanding - July 31, 2006	8,499,597	$1.15
Granted	--	$--
Forfeited or expired	(250,159)	$7.86
Exercised	(286,800)	$1.05
Outstanding - July 31, 2007	7,962,638	$1.12
Exercisable - July 31, 2007	7,962,638	$1.12

Options typically vest over a period of two years and have a contractual life of five years.

The Company had no non-vested stock options outstanding as of July 31, 2007. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
	Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2007	Price	(Years)	Value
$0.001	2,239,610	$0.001	2.68
$0.56 - $0.94	2,702,528	0.77	2.39
$1.00 - $2.19	3,020,500	1.80	0.73
	7,962,638		1.84	$6,059,852

	Options Exercisable

	Number	Weighted
	Outstanding	Average	Aggregate
Range of	at	Exercise	Intrinsic
Exercise Price	July 31, 2007	Price	Value
$0.001	2,239,610	$0.001
$0.56 - $0.94	2,702,528	0.77
$1.00 - $2.19	3,020,500	1.80
	7,962,638		$6,059,852

	For the Year Ended July 31,
	2007	2006	2005

Weighted Average Grant Date Fair Value of Options Granted	$--	$--	$0.59
Aggregate Intrinsic Value of Options Exercised	$238,179	$3,499,814	$--
Cash Received for Exercise of Stock Options	$301,932	$3,241,755	$--

During the year ended July 31, 2005 the Company issued 2,239,610 options at an exercise price of $0.001 as settlement for outstanding executive compensation. Accordingly, the Company has included a charge for the fair value of these options in the amount of $1,332,052 in the statement of operations. No gain or loss was recorded as a result of this transaction.

The intrinsic value is calculated as the difference between the market value as of July 31, 2007 and the exercise price of the shares. The market value as of July 31, 2007 was $1.60 as reported by the NASDAQ Stock Market.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table illustrates the pro forma effect on net income and earnings per share for the year ended July 31, 2005, assuming the Company had applied the fair value recognition provisions of SFAS 123(R) to all previously granted share-based awards after giving consideration to potential forfeitures during such periods.

Year Ended
July 31,
2005

Net Loss Available to Common
Stockholders, as Reported	$(24,001,735)

Add: Total Stock-Based Employee
Compensation Expense Included
In Reported Net Loss	--

Deduct: Total Stock-Based Employee
Compensation Expense Determined
Under Fair Value Based Method	2,199,300

Pro Forma Net Loss Available
to Common Stockholders	$(26,201,035)

Loss Per Share:
Basic and diluted, as reported	$(0.66)
Basic and diluted, pro forma	$(0.72)

Note 15 - Net Loss Per Share:

Basic earnings per shares (EPS) and Diluted EPS for the years ended July 31, 2007, 2006 and 2005 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding warrants, options and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 22,576,796, 24,455,964 and 35,291,316 incremental shares, have been excluded from the 2007, 2006 and 2005 computation of Diluted EPS as they are antidilutive due to the losses generated.

Note 16 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$256,836	$273,097	$184,655
Income taxes	$--	$--	$--

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2007
Principal repayment of convertible debentures through the issuance
of common stock	$384,616
Issuance of common stock in conjunction with convertible debenture
conversion	$210,216
Par value in connection with voluntary relinquishment and cancellation
of 150,000 shares of common stock	$150

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended July 31, 2006
Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$619,467
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$210,300
Costs paid from proceeds in conjunction with capitalized services
upon issuance of convertible debentures	$45,000
Value of warrants issued in conjunction with issuance of convertible
debentures and related beneficial conversion feature	$13,087,156
Satisfaction of accounts payable through the issuance of common
stock	$391,147
Principal repayment of convertible debentures through the issuance
of common stock	$2,102,689
Issuance of common stock in conjunction with convertible debenture
conversion	$14,551,466
Increase in other current assets for the prepayment of services
through the issuance of common stock	$184,500
Satisfaction of due from related party through reduction of accrued
executive compensation	$415,828
Repayment of long-term debt through the issuance of long-term debt
upon refinancing	$1,082,443

Year Ended July 31, 2005
Costs associated with convertible debentures paid from proceeds	$300,070
Value of common stock issued in conjunction with capitalized
services upon issuance of convertible debentures	$140,000
Value of warrants issued in conjunction with capitalized
services upon issuance of convertible debentures	$110,200
Sale of Series A Preferred Stock and mandatorily converted
to common shares	$14,310,057
Value of warrants issued in conjunction with issuance of
convertible debentures and related beneficial conversion feature	$5,843,450
Satisfaction of accounts payable through the issuance of
common stock	$1,526,326
Principal repayment of convertible debentures through the
issuance of common stock	$1,235,577
Issuance of common stock in conjunction with convertible
debenture conversions	$1,479,500
Issuance of below market stock options in satisfaction of
accounts payable and accrued expenses	$1,332,052
Costs paid from proceeds of issuance of long-term debt	$54,466
Repayment of long-term debt through the issuance of long-term debt
upon refinancing	$323,301

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

	2007	2006	2005
Identifiable Assets

Canada	$41,899,734	$59,583,574	$8,722,630
United States	4,504,670	4,521,668	4,743,215
Total	$46,404,404	$64,105,242	$13,465,845

Revenue

Canada	$25,242	$--	$--
United States	157,187	175,000	392,112
Total	$182,429	$175,000	$392,112

Note 18 - Collaborative Agreements:

The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the Parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. (See Note 8)

The Company has a collaboration agreement with Stallergenes, S.A., a European firm in immunological treatments and asthma. Through the collaboration the parties agreed to pursue the design and test of li-key/allergen epitope hybid pepticles to create a novel approach for the control of both dangerous forms of asthma and functionally disabling allergic reactions.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applied the $12,015,000 that it received from Elan for the shares of the Company’s Series A Preferred Stock (see Note 12) to form Generex Bermuda. The Company’s interest in this company consisted of 6,000 shares of Generex Bermuda common stock and 3,612 shares of convertible preferred stock, representing an 80.1 percent equity ownership interest in Generex Bermuda. At the same time, Elan remitted $2,985,000 to purchase 2,388 shares of Generex Bermuda convertible preferred stock, representing a 19.9 percent equity ownership interest in Generex Bermuda. The Series A Preferred stock had an exchange feature which allowed Elan to acquire an additional 30.1 percent equity ownership interest in Generex Bermuda. As of July 31, 2007, 2006 and 2005, the minority interest has been reduced to $-0- due to their share of Generex Bermuda’s net loss.

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

Subsequently, the purchaser of the Series A Preferred Stock converted all outstanding shares into 534,085 shares of common stock of the Company and, the Company no longer has any outstanding shares of Series A Preferred Stock. (See Note 12)

Note 19 - Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2007. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2007:
Revenues	$139,005	$45,421	$10,960	$(15,188)
Operating loss	$(3,980,182)	$(5,478,477)	$(8,006,072)	$(7,411,371)
Net loss	$(3,658,045)	$(5,195,634)	$(7,718,355)	$(6,932,924)
Net loss available to common
stockholders	$(3,658,045)	$(5,195,634)	$(7,718,355)	$(6,932,924)
Net loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.07)

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

Note 20 - Subsequent Events:

During August 2007, the Company issued an aggregate of 550,000 shares of common stock value at $1.51 to three executives of the Company under the 2006 Stock Plan, of which 312,500 shares were unrestricted and issued for past services to the Company. Accordingly, the Company has included the value of these shares in the consolidated financial statements for the year ended July 31, 2007. The remaining 237,500 shares are restricted for a period ranging from one to two years. Accordingly, the value of the restricted shares will be measured at the grant date at $1.51 and amortized over their respective restriction periods. In addition, the Company retroactively awarded the same executives salary increases amounting to approximately $179,000 in the aggregate. Accordingly, the Company has included this amount in the consolidated financial statements for the year ended July 31, 2007.

During August 2007, the Company issued an aggregate of 100,000 unrestricted shares of common stock valued at $1.51 to a director of the Company.

During September 2007, the Company issued an aggregate of 50,000 restricted shares of common stock valued at $1.53 to a financial consultant.

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

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended July 31, 2007 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2007.

Danziger Hochman Partners LLP, the independent registered public accounting firm that audited the financial statements that appear in the Company’s Annual Report on Form 10-K for the year ended July 31, 2007, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2007, which is included in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K..

Item 9B. Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from the Proxy Statement, or an amendment to this Annual Report on Form 10-K, to be filed with the Commission not later than 120 days after the end of the fiscal year to which this report relates.

Information with respect to our Executive Officers appears in Part I of this report.

We have adopted a Code of Ethics and Business Conduct that applies to our President and Chief Executive Officer, our Chief Financial Officer and Chief Operating Officer, any Vice-President, Controller, Secretary, Treasurer and any other personnel performing similar functions. A copy of this Code of Ethics is posted on our Internet website, which is www.generex.com.

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

(a) 1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 44.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2007 and 2006

Consolidated Statements of Operations for the Year Ended July 31, 2007, 2006 and 2005 and Cumulative from Inception to July 31, 2007

Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2007

Consolidated Statements of Cash Flows for the Years Ended July 31, 2007, 2006 and 2005 and Cumulative from Inception to July 31, 2007

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page 56.

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

4.2.2
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

4.2.3
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

4.3
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4
Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5
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

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1
Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1
Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2
Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3
Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4
Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5
Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6
Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

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

10.19
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.20
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.21
Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.22
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.23
Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.24
Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006 (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2006)*

10.25
Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.26
Summary of Annual Base Salaries of Executive Officers of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.27	Summary of Compensation of the Directors of Generex Biotechnology Corporation*

21	Subsidiaries of the Registrant

23.1	Consent of Danziger Hochman Partners LLP, independent registered public accounting firm

23.2	Consent of BDO Consent of BDO Dunwoody, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October 2007.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin Anna E. Gluskin	President, Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2007

/s/ Rose C. Perri Rose C. Perri	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)	October 15, 2007

/s/ Gerald Bernstein, M.D. Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	October 15, 2007

/s/ Brian T. McGee Brian T. McGee	Director	October 15, 2007

/s/ John P. Barratt John P. Barratt	Director	October 15, 2007

/s/ Peter G. Amanatides Peter G. Amanatides	Director	October 15, 2007

/s/ Nola E. Masterson Nola E. Masterson	Director	October 15, 2007

/s/ Slava Jarnitskii Slava Jarnitskii	Controller	October 15, 2007

Schedule II
SCHEDULE II

	Balance at	Additions			Balance
	Beginning	Charged	Other		at End of
	Of Period	to Expenses	Additions	Deductions	Period

Year Ended July 31, 2005 Valuation Allowance on Deferred Tax Asset	$27,443,257	—	—	7,506,943	$34,950,200

Year Ended July 31, 2006 Valuation Allowance on Deferred Tax Asset	$34,950,200	—	—	14,041,363	$48,991,563

Year Ended July 31, 2007 Valuation Allowance on Deferred Tax Asset	$48,991,563	—	—	9,881,444	$58,873,007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

4.2.2
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

4.2.3
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

4.3
Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1
Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2
Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4
Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1
Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2
Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5
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

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

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

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1
Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2
Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1
Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2
Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3
Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1
Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14
Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1
Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2
Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3
Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4
Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5
Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6
Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18
Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1
Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

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

10.19
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.20
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.21
Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.22
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.23
Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.24
Summary of Bonuses Awarded to Executive Officers in Respect of FY 2006 (incorporated by reference to Exhibit 10 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2006)*

10.25
Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.26
Summary of Annual Base Salaries of Executive Officers of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.27	Summary of Compensation of the Directors of Generex Biotechnology Corporation*

21	Subsidiaries of the Registrant

23.1	Consent of Danziger Hochman Partners LLP, independent registered public accounting firm

23.2	Consent of BDO Consent of BDO Dunwoody, LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.