Form 10-K/A
period 2007-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2007-11-28
CIK 1059784

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
Large accelerated filer ☐   Accelerated filer ☑  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of January 31, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $166,240,654 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity.

At November 26, 2007, there were 110,039,336 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2007

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2007 filed by the Company on October 15, 2007 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 15, 2007 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Anna E. Gluskin	56	Chairman, President, Chief Executive Officer and Director

Rose C. Perri	40	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director

Gerald Bernstein, M.D.	74	Director, Vice President Medical Affairs

Mark Fletcher, Esquire	42	Executive Vice President and General Counsel

John P. Barratt	63	Director

Brian T. McGee	47	Director

Peter G. Amanatides	43	Director

Nola E. Masterson	61	Director

All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board. There is no family relationship between any director and any executive officer.

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

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee and is a member of the Generex Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifman & Company, LLP ("Zeifman") since 1995. Mr. McGee began working at Zeifman shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifman is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.

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

Nola E. Masterson. Independent Director since May 2007. Ms. Masterson currently serves as a member of the Generex Audit Committee, the Generex Compensation Committee and the Generex Corporate Governance and Nominating Committee. Since 1982, she has been the chief executive officer of Science Futures Inc., an investment and advisory firm. Ms. Masterson is currently Managing Member and General Partner of Science Futures LLC, I, II and III, which are venture capital funds invested in life science funds and companies. She also serves as a Senior Advisor to TVM Techno Venture Management, an international venture capital company, and as a member of the Board of Directors of Repros Therapeutics Inc., a development stage biopharmaceutical company formerly known as Zonagen, Inc. (currently trading on The NASDAQ Global Market under the symbol “RPRX”). Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder of Sequenom, Inc., a genetic analysis company located in San Diego and Hamburg, Germany. She also started the BioTech Meeting in Laguna Nigel, CA, the annual Biopharmaceutical Conference in Europe, and was nominated to the 100 Irish American Business List in 2003. Ms. Masterson began her career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management. Ms. Masterson has 31 years of experience in the life science industry. She received her Masters in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida. .

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

Eric von Hofe, Ph.D., is President of Antigen. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2007 were filed on a timely basis, with the exception of the following reports.

The Initial Statement of Beneficial Ownership of Securities on Form 3 relating to Nola Masterson’s election as a director of Generex at the annual meeting of stockholders held on May 29, 2007 was filed late on August 30, 2007. As disclosed on her Form 3 report, Ms. Masterson did not own any securities of Generex as of the date of her election to the Board. The Statement of Changes in Beneficial Ownership of Securities on Form 4 relating to the Board’s August 17, 2007 award to Ms. Masterson of 100,000 shares of common stock pursuant to the Generex Biotechnology Corporation 2006 Stock Plan was filed late on August 30, 2007. This award was made in consideration of Ms. Masterson’s election to the Board on May 29, 2007.

The Statement of Changes in Beneficial Ownership of Securities on Form 4 filed by Gerald Bernstein on October 25, 2007 was filed late. This report disclosed the issuance to Mr. Bernstein on March 5, 2007 of warrants to purchase 50,000 shares of Generex’s common stock pursuant to the terms of his employment agreement with Generex.

Code of Ethics

Generex has adopted a code of ethics that applies to its directors and the following executive officers: the President, Chief Executive Officer, Chief Financial Officer (principal financial/accounting officer), Chief Operating Officer, any Vice-President, Controller, Secretary, Treasurer and any other personnel performing similar functions. We also expect any consultants or advisors whom we retain to abide by this code of ethics. The Generex Code of Ethics has been posted on Generex's Internet website - www.generex.com.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2007.

Audit Committee

Generex has a separately-designated standing Audit Committee, which was established on March 1, 2000 in accordance with Section 3(a)(58)(a) of the Exchange Act. During fiscal 2007, the Audit Committee was composed of Mr. McGee, who serves as its chairman, Mr. Barratt and Ms. Allport-Settle. Ms. Allport-Settle elected not to stand for re-election as a director at the Annual Meeting of Stockholders held on May 29, 2007. The members of the Audit Committee as of May 29, 2007 are Mr. McGee, who serves as chairman, Mr. Barratt and Ms. Masterson.

Audit Committee Financial Expert

Our Board of Directors has determined that at least one person serving on the Audit Committee is an "audit committee financial expert" as defined under Item 407(d)(5)(ii) of Regulation S-K. Mr. McGee, a member of the Audit Committee and its chairman, an “audit committee financial expert” and is “independent,” as these terms are defined under applicable SEC and NASDAQ rules.

Item 11. Executive Compensation.

Compensation, Discussion & Analysis

Compensation Philosophy

We are a development stage company focused on research, development, and commercialization of our proprietary drug delivery platform for administration of large molecule drugs to the oral cavity through a hand-held aerosol spray applicator. We are in the process of developing proprietary formulations of drugs that can be delivered through an oral spray thereby eliminating the need for injections and have focused on our Oral-lyn™ insulin formation which is administered as a spray into the oral cavity. We also have a subsidiary, Antigen Express, which focuses on developing proprietary immunomedicines.

As a development stage company, our future depends on the ability of our executives to obtain necessary regulatory approvals to launch Oral-lyn™ in key markets such as the United States, Canada, and Europe. Attracting, retaining, and motivating key executives that can lead Generex through this process is critical to our success. We have a small executive team that works together closely. Our executives perform multiple roles and need to be able to respond to changing market dynamics quickly.

For these reasons, we seek to ensure that our compensation programs are competitive with similarly-sized companies with which we compete for executive talent. The goals of our executive compensation program are to attract and retain top executives, to motive executives to achieve our business objectives, to align executive and shareholder interests, and to recognize individual contributions and overall business success.

The Compensation Committee of the Board of Directors evaluates the types and amounts of compensation that it believes are appropriate for our President and Chief Executive Officer, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and our Executive Vice President and General Counsel, who comprise Generex’s executive management team and who are listed in the Summary Compensation Table on page 11. The President and Chief Executive Officer typically presents the Compensation Committee with her recommendations regarding salaries, bonuses and long term incentives for members of the executive management team and support for such recommendations, which may include milestones reached, company performance against both operating and financial plans, and comparable compensation data of “peer” industry companies. The compensation of our Vice President, Medical Affairs, who has no involvement in the day-to-day operations of Generex, is set forth in his employment agreement with Generex, including his annual equity award in the form of a warrant to purchase shares of Generex common stock. From time to time, the President and Chief Executive Officer may make recommendations to the Compensation Committee or to the full Board of Directors with respect to the compensation of our Vice President, Medical Affairs. We refer herein to our executive management team and our Vice President, Medical Affairs as the named executives.

The Board of Directors appointed the current members of the Compensation Committee on May 29, 2007 following the Annual Meeting of the Stockholders, at which two directors, including the former chairperson of the Compensation Committee, elected not to stand for re-election as directors. The currently comprised Compensation Committee has convened five times since May 2007 to evaluate and determine compensation for the executive management team with respect to the fiscal years ended July 31, 2006 and 2007.

Historically, the key components of our executive compensation have been base salary, cash bonuses, and equity incentives, including stock bonuses, restricted stock, and stock options. As a development stage company, we have reviewed compensation of our executive management team from time to time. While the elements of compensation are considered separately, the Compensation Committee ultimately considers the value of the total compensation package provided to the individual named executive.

The current Compensation Committee expects to review and implement certain changes in the compensation program of the company in fiscal year 2008. The Compensation Committee expects to review and analyze salaries and bonuses for the executive management team on an annual basis. Other revisions to the Generex compensation program may include reviewing and implementing changes in base salaries of the executive management team on a prospective basis for the next calendar year, awarding equity and/or cash bonuses, if any, for the prior fiscal year to the executive management team based upon a blend of the company’s and individual executive's performance, and developing a more formal long-term incentive program that will align the interests of the executive management team with those of our shareholders. The Compensation Committee believes any such compensation program must take into account the following factors:

• past levels of compensation adjustments;

• the expected transition of the company from a development stage company to an operating company;
• the significant and unpredictable nature of the regulatory approval process for the company’s products; and
• the potential for growth of the company in the event that regulatory approvals are obtained.

In administering the executive compensation program, our Compensation Committee has relied upon market data provided on an occasional basis by an external consultant, as well as its own understanding and assessment of executive compensation trends. The Compensation Committee also has reviewed compensation data for pharmaceutical and biotechnology companies. In its consideration of compensation for the executive management team, the current Compensation Committee has reviewed market data provided by external compensation consultants, compensation data compiled by a third-party compensation data firm and publicly available executive compensation data for publicly traded companies.

Following their appointment in May 2007, the current members of the Compensation Committee undertook a review of compensation for the executive management team for fiscal years 2006 and 2007. No action had been taken by the previous Compensation Committee with respect to the compensation of the executive management team since April 2005. Inaction was due primarily to the lack of funding available to the company and the necessity to prioritize operational needs of the company.

In August 2007, the Compensation Committee was provided with Mercer’s executive compensation assessment which compared compensation levels of Generex executives to those at publicly-traded pharmaceutical and drug delivery companies, which represent the types of companies which Generex considers primary competitors for talent, capital, and/or customers. . The peer group included:

• Mannkind Corp.,
• Noven Pharmaceuticals,
• Halozyme Therapeutics,
• Penwest Pharmaceuticals,
• Nastech Pharmaceutical,
• Durect Corp.,
• Combinatorx Inc.,
• Peregrine Pharmaceuticals Inc.,
• Bentley Pharmaceuticals,
• Sonus Pharmaceuticals Inc.,
• Scolr Pharma Inc.,
• Emisphere Technologies Inc.,
• Depomed Inc.,
• Advancis Pharmaceutical Corp.,
• Zila Inc.,
• Invio Biomedical Corp., and
• Novadel Pharma Inc.

The assessment found that actual aggregate total compensation (including base salary, average bonus over the last three years, and average expected value of equity grants over the last three years) for Generex named executives was approximately 73% of the peer group median. Ms. Gluskin’s total compensation was at approximately the 24th percentile relative to peer company CEO’s. Since Ms. Perri operates as both the Chief Operating Officer and Chief Financial Officer, her compensation was compared to the second-highest paid executives (ranked by base salary plus annual incentives) in the peer group. Ms. Perri’s total compensation was at approximately the 48th percentile. When compared to General Counsels in the peer group, Mr. Fletcher’s total compensation was at about the 32nd percentile. Since there were not enough VP, Medical Affairs positions in the peer group for a meaningful comparison, Dr. Bernstein’s total compensation was compared to the fourth highest paid executives in the peer group. His total compensation was lower than any of the peers.

In August 2007, the Compensation Committee also reviewed the 2007 BioWorld Executive Compensation Report. This analysis used data supplied by Salary.com’s Compensation Analyst and presented executive compensation of 269 public biotech companies. The data set forth in the BioWorld report was based on salaries and bonuses from 2005.

In August 2007, the Compensation Committee recommended, and the full Board of Directors approved, adjustments to the base salaries of the executive management team, including retroactive adjustments, to align compensation of the executive management team with executive compensation levels at Generex’s peer group. The Compensation Committee recommended, and the full Board of Directors approved, restricted stock awards for the executive management team, which reflected satisfaction of certain performance goals for fiscal year 2006 and incentive compensation for fiscal years 2007 and 2008. Except as noted below, the Compensation Committee has not made any determinations as to bonuses or equity awards for the executive management team with respect to performance or contributions in the fiscal year ended July 31, 2007, but the

Compensation Committee expects to consider the matter in the future. In determining both the levels of compensation and mix of compensation elements, the Compensation Committee considered market practice among its peers, unique aspects of executive roles within Generex including multiple roles performed by named employees, as well as contribution and performance of individual named executives towards achievement of overall company performance, and alignment with shareholder expectations.

Components of Compensation

Base Salary

Base salary provides a fixed amount of compensation necessary to attract and retain key executives. It is guaranteed compensation to the named executives for performance of core duties. Historically, annual base salaries for the executive management team have been reviewed periodically relative to the base pay levels for each executive’s position based on the peer group. Levels of base salary are targeted at the market top quartile but also reflect the named executive’s individual performance, contribution of the named executive to overall corporate performance and the level of responsibility of the named executive with respect to his or her specific position. Base salary also reflects multiple titles and additional responsibilities of the named executives driven by the operational needs of the company in addition to their titled roles. The base salary amounts paid to the named executives in fiscal year 2007 are reflected in the salary column of the Summary Compensation Table.

Base salaries for the executive management team may be adjusted as determined by the Board of Directors upon recommendation by the Compensation Committee. Factors considered in base salary adjustments include, but are not limited to, the compensation goals adopted by the Board, executive goals determined by management, the Company’s performance, the executive’s individual performance, and market data.

Base salaries adjustments approved in August 2007 for the executive management team are shown below:

Named Executive	Current (Effective August 1, 2004)	Fiscal Year 2005 Retroactive Adjustment (Effective August 1, 2005)	Fiscal Year 2007 Retroactive Adjustment (Effective January 1, 2007)
Anna E. Gluskin President and CEO	$425,000	$450,000	$500,000
Rose C. Perri COO, CFO, Treasurer and Secretary	$325,000	$350,000	$400,000
Mark A. Fletcher EVP and General Counsel	$250,000	$275,000	$300,000

Retroactive salary adjustments are the first adjustments made to base salary compensation since April 2005. The prior Compensation Committee did not approve any salary adjustment in calendar year 2006 or in the first half of calendar year 2007. The Compensation Committee recommended, and the full Board approved, that payment of all unpaid salary adjustment amounts from the retroactive increases be satisfied by September 30, 2007. The salary adjustments are expected to bring the compensation of the executive management team in line with the compensation of their counterparts of the Generex peer group and are not expected to be repeated in the future. In determining the levels of the base salary adjustments, the Compensation Committee targeted compensation levels in the range of the mid to top market quartile percentages. The Compensation Committee also considered the following factors: (i) the unusually small number of members of the executive management team and (ii) the multiple roles and responsibilities undertaken by each member of the executive management team, namely:

•	Ms. Gluskin’s role as President, Chief Executive Officer and Chairperson of the Board of Directors, as well as her efforts in securing financing for Generex;
•	Ms. Perri’s roles as Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary; and
•	Mr. Fletcher’s role as General Counsel and Executive Vice President, as well as his efforts as chief legal compliance officer for Generex.

Cash Bonuses

Performance-based compensation is a key component of our compensation philosophy. Historically, cash bonuses have been provided to attract, motivate, and retain highly qualified executives on a competitive basis and provide financial incentives that promote company success. Executive officer bonus opportunity has been based on the executive’s position within Generex, attainment of specified business objectives and individual contributions to the attainment of those objectives. In the past, the Compensation Committee has granted bonuses to reward achievement relative to specific performance objectives from time to time. The current Compensation Committee has not made any determinations with respect to cash bonuses for the executive management team with respect to the fiscal year ended July 31, 2007 but expects to consider the matter in the future. In August 2007, our President and Chief Executive Officer recommended a cash bonus of $25,000 for Dr. Gerald Bernstein, our Vice President, Medical Affairs. This one-time bonus was based upon Dr. Bernstein’s contribution to the company’s visibility in the marketplace and particularly among the medical community during the fiscal year ended July 31, 2007 and is subject to ratification by the Compensation Committee and the full Board of Directors.

Long-Term Incentives and Equity Awards

Long-term incentive compensation is made in the form of equity grants which further align the interests of management with those of stockholders and to enhance shareholder value. Currently, we do not have any long-term cash incentive programs in place for the named executives.

Long-term incentive grants are discretionary and established for the named executives based on our compensation strategy, market practice concerning long-term incentives provided to executives at peer companies and within the broader market, and specific executive role within Generex. .Going forward, the Compensation Committee expects to develop a plan whereby long-term incentive awards may be tied to stock price, product development and other company performance factors.

Equity grants have historically been made exclusively through stock options under our various plans, including Generex’s 2000 Stock Option Plan, 2001 Stock Option Plan, as amended, and 2006 Stock Plan, which also allows grants of restricted stock. We have decided to cease granting stock options in favor of restricted stock to mitigate costs associated with stock option expensing under Statement of Financial Accounting Standard (SFAS) 123(R).

In August 2007, the current Compensation Committee recommended, and the full Board of Directors approved, awards of common stock and restricted common stock for the executive management team as set forth below.

Named Executive	Restricted Shares
Anna E. Gluskin President and CEO	200,000 shares
Rose Perri COO, CFO, Treasurer and Secretary	175,000 shares
Mark A. Fletcher EVP, General Counsel	175,000 shares

Fifty percent of the shares granted to Ms. Gluskin and Ms. Perri vested immediately on the date of grant, while 25% of the shares vest on the first anniversary of the award date and 25% on the second anniversary of the award date. Of the shares granted to Mr. Fletcher, 125,000 shares vested immediately at the award date, 25,000 shares vest on the first anniversary of the award date, and 25,000 shares vest on the second anniversary of the award date. The portions of the stock grants vesting in 2008 and 2009 represent the long-term incentive portions of the awards, while the immediately vested portions of the awards represent awards based on performance criteria pertaining to the fiscal year ended July 31, 2006 and, in the case of Mr. Fletcher, performance related to the fiscal year ended July 31, 2007.

In making its recommendations with respect to the above equity awards, the Compensation Committee considered the attainment of all of the following performance milestones established by management for fiscal 2006:

• commercial launch of Oral-lyn™ in Ecuador;
• filing of a patent pertaining to Glucose RapidSpray™;
• development of a distribution arrangements in the Middle East for Oral-lyn™ and Glucose RapidSpray™;
• final agreement with Fertin Pharma A/S for metformin gum;
• preparation and filing of applications to Health Canada and FDA for Glucose RapidSpray™; and acceptance of classification as food item in both jurisdictions; and
• preparation and filing of vendor submissions to various distributors and retail chains in the United States and Canada for Glucose RapidSpray™.

In addition, the Compensation Committee considered the attainment of the following executive goals established by the Board for calendar year 2006 in recommending the above equity awards:

• submission to Health Canada of an approvable New Drug Submission for Oral-lyn™;

• executive goal forecasts for high-level project plans for 2006 and 2007;
• commercialization of Glucose RapidSpray™ by end of December 2006;
• submission of 2006-2007 budget to Board; and
• operating within budget for the fiscal year.

With respect to the immediately vested shares of stock granted to Mr. Fletcher in August 2007, the Compensation Committee also considered Mr. Fletcher’s work with respect to the various corporate governance and compliance issues faced by Generex during the fiscal year ended July 31, 2007 and his outstanding efforts to ensure that the requisite requirements under NASDAQ and SEC rules pertaining to director independence and related board matters were satisfied.

In order to promote executive retention as Generex enters a critical stage as it prepares to commence late stage clinical trials of Oral-lyn™ in the United States and Canada and to commence commercialization and sales of Oral-lyn™ in India and to align the executive management team’s interests with those of our shareholders, significant portions of the above awards will not vest until August 2008 and August 2009.

Except as described above with respect to the equity award granted to Mr. Fletcher based on his corporate governance compliance work in fiscal 2007, the currently comprised Compensation Committee has not made any determinations with respect to equity awards for the executive management team based on performance in the fiscal year ended July 31, 2007, although the Committee expects to consider the matter in the future.

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites. We provide our President and Chief Financial Officer and our Chief Operating Officer and Chief Financial Officer a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes.

We do not offer: deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

Employment and Severance Agreements

We have agreements with our named executives as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control” clarifying terms and conditions of their employment. These agreements are designed to provide clarity concerning the employment relationship and provide a competitive benefit level to executives, thus promoting stability among the executive team.

We have agreed to provide severance benefits to the named executives as set forth in the terms of their employment. The intent of the program is to provide the named executives with financial security in the event of a covered termination (including change in control) and to thus support executive retention. To be eligible for certain benefits, including cash payments, under these arrangements, a named executive must experience a covered termination, which may include a change in control, a material reduction in executive compensation, a material change in duties, or a material breach in the agreement by Generex, The benefits payable to Ms. Gluskin, Ms. Perri and Mr. Fletcher upon a change in control of Generex require two conditions, or “double triggers,” to be satisfied: the change in control must occur, and the named executive’s employment must be terminated, voluntarily or involuntarily, as a result of such event. Each of Ms. Gluskin and Ms. Perri would receive cash and stock in the event of a change in control only if each terminates her employment with Generex upon thirty days notice in connection with such event. Under the terms of his employment arrangement, Mr. Fletcher will receive a benefit upon a change in control only if he terminates his employment in connection with such event. Under his employment agreement, Dr. Bernstein is not entitled to a benefit solely as a result of a change-in-control.

The Amended Generex Biotechnology Corporation 2001 Stock Option Plan, under which each of the named executives held stock options as of the end of fiscal year 2007, provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the Generex Biotechnology Corporation 2006 Stock Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

Tax and Accounting Considerations

The Compensation Committee considers implications of tax and accounting requirements impacting compensation programs. In deciding to grant equity awards in the form of restricted stock rather than options, accounting expense under FAS 123(R) was a major consideration. The Compensation Committee may also consider sections of the tax code which impact Generex or individual taxpayers. For U.S. taxpayers, the Committee structures its programs to comply with Section 409A of the Internal Revenue Code.

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K/A for the year ended July 31, 2007 and in Generex’s 2008 Proxy Statement.

THE COMPENSATION COMMITTEE
John P. Barratt, Chairman
Nola E. Masterson

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last completed fiscal year ending July 31, 2007. In respect of fiscal year 2007, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Anna E. Gluskin	2007	$504,167(1)	$0(2)	$151,000(3)	$0(4)	$23,916(5)	$679,083
President and Chief Executive Officer
Rose C. Perri	2007	$404,167(6)	$0(2)	$132,125(3)	$0(4)	$23,916(5)	$560,208
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary
Mark A. Fletcher	2007	$314,583(7)	$0(2)	$188,750(3)	$0(4)	$0	$503,333
Executive Vice President and General Counsel
Gerald Bernstein, MD	2007	$200,000	$25,000	$0	$62,500(8)	$0(9)	$287,500
Vice President, Medical Affairs

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2007.

(1) This amount reflects the base salary earned by the named executive in fiscal 2007 ($425,000) plus the retroactive salary adjustment for fiscal 2007 ($79,167) approved by the Board on August 17, 2007.

(2) No bonuses were awarded to Ms. Gluskin, Ms. Perri or Mr. Fletcher in respect of fiscal 2007. Bonuses awarded to each of Ms. Gluskin, Ms. Perri and Mr. Fletcher on September 8, 2006 (and paid in cash prior to October 20, 2006) in respect of Generex’s fiscal year ended July 31, 2006 are not included in the above table. We reported these awards in respect of fiscal 2006 as set forth in the Summary Compensation Table of our annual report on Form 10-K/A for the year July 31, 2006, as filed with the SEC.

(3)  This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended July 31, 2007 for restricted stock awards granted in August 2007, a portion of which was in respect of fiscal 2007 and was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 20 of our financial statements in the Form 10-K for the year ended July 31, 2007, as filed with the SEC. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4) No option expenses were recognized in respect of fiscal 2007.

(5) This amount represents 50% of the management fee paid in fiscal 2007 to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. Ms. Gluskin and Ms. Perri each receive an a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2007.

(6) This amount reflects the base salary earned by the named executive in fiscal 2007 ($325,000) plus the retroactive salary adjustment for fiscal 2007 ($79,1667) approved by the Board on August 17, 2007.

(7) This amount reflects the base salary earned by the named executive in fiscal 2007 ($250,000) plus the retroactive salary adjustment for fiscal 2007 ($64,583) approved by the Board on August 17, 2007.

(8) This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2007, in accordance with SFAS No. 123R, of a stock warrant award granted in fiscal year 2007 pursuant to the terms of the named executive’s employment agreement with Generex. The full fair value of the FY 2007 warrant grant is required to be expensed in the year of grant because it was fully vested upon the date of grant. Generex utilizes a closed-form model (Black-Scholes) to estimate the fair value of the warrant grant on the date of grant ($1.25). Assumptions used in the calculation of this amount are as follows: risk-free interest rate of 8.25%, expected dividend yield of 0.0%, 5 - year expected life of options and expected volatility rate of 85.81%.

(9) We pay certain health insurance premiums for Dr. Bernstein and his spouse, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 in fiscal year 2007.

Grants of Plan-Based Awards in Fiscal 2007

The following table provides information about equity awards granted to the named executives in the fiscal year ended July 31, 2007: (1) the grant date; (2) all other option or warrant awards, which consist of the number of shares underlying stock options or warrants awarded to the named executives, (3) the exercise price of the stock option or warrant awards, which reflects the closing price of Generex common stock on the date of grant, and (4) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#) (1)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Sh) (3)	Grant Date Fair Value of Stock and Option Awards (4)
Gerald Bernstein, MD Vice President, Medical Affairs	3/5/2007	-	50,000	$1.71	$1.25

(1) The restricted stock awards granted on August 17, 2007 to Ms. Gluskin, Ms. Perri and Mr. Fletcher do not appear in this table because they were granted after the fiscal year ended July 31, 2007. We expensed a portion of the full grant date fair value of these awards in our financial statements for fiscal year July 31, 2007 as described in note 3 to the Summary Compensation Table.

(2) This column shows the number of shares of common stock underlying the warrant granted in the fiscal year ended July 31, 2007 to the named executive pursuant to the terms of his employment agreement with Generex. The warrant was immediately exercisable upon the date of grant. See the description of Dr. Bernstein’s employment agreement with us below under the heading “Employment Agreements and Potential Payments Upon Termination or Change-In-Control.”

(3) This column shows the exercise price for the shares underlying the warrant granted, which was the closing price of Generex stock on March 5, 2007, the date the Board of Directors granted the warrant.

(4) This column shows the full grant date fair value the stock warrant under SFAS 123R granted to the named executive in fiscal 2007. The full grant date fair value of the warrant was fully expensed in fiscal 2007 because it was exercisable immediately upon the date of grant. See note 9 of the Summary Compensation Table for a discussion of fair value calculation related to warrant and the valuation assumptions made with respect to the warrant.

Outstanding Equity Awards at 2007 Fiscal Year-End

The following table provides information on the holdings of stock option and warrant awards by the named executives as of the end of fiscal year 2007. Each equity grant is shown separately for each named executive. The vesting schedule for each grant is set forth in notes to this table. No options or warrants were exercised in fiscal 2007, and no stock awards vested in fiscal 2007. Nor do we have any equity incentive plans. For additional information about the option awards and stock awards, see the description of equity incentive compensation in the CD&A on page 9.

	Option Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anna E. Gluskin	11-29-2002	350,000(1)	0	$2.10	11-29-2007
President and Chief Executive Officer	11-24-2003	100,000(2)	0	$1.62	11-24-2008
	12-13-2004	250,000(3)	0	$0.61	12-13-2009
	4-5-2005	819,672(4)	0	$0.001	4-4-2010
	4-5-2005	301,032(5)	0	$0.001	4-4-2010

Rose C. Perri	11-29-2003	300,000(1)	0	$2.10	11-29-2007
Chief Operating Officer, Chief	11-24-2003	100,000(2)	0	$1.62	11-24-2008
Financial Officer, Treasurer and Secretary	12-13-2004	250,000(3)	0	$0.61	12-13-2009
	4-5-2005	409,836(6)	0	$0.001	4-4-2010
	4-5-2005	166,916(7)	0	$0.001	4-4-2010

Mark E. Fletcher	3-19-2003	250,000(8)	0	$0.89	3-19-2008
Executive Vice President	12-13-2004	250,000(3)	0	$0.61	12-13-2009
and General Counsel	4-5-2005	327,869(9)	0	$0.001	4-4-2010
	4-5-2005	142,857(10)	0	$0.001	4-4-2010

Gerald Bernstein, MD	3-19-2003	50,000(11)	0	$1.00	3-19-2008
Vice President, Medical Affairs	12-13-2004	100,000(3)	0	$0.61	12-13-2009
	4-18-2006	50,000(11)	0	$2.66	4-17-2011
	3-5-2007	50,000(11)	0	$1.71	3-5-2012

(1) These stock options were granted on November 29, 2002. The exercise price per share is equal to the closing price of Generex common stock on November 29, 2002. These options were exercisable immediately upon the date of grant.

(2) These stock options were granted on November 24, 2003. The exercise price per share is equal to the closing price of Generex common stock on November 24, 2003. These options were exercisable immediately upon the date of grant.

(3) These stock options were approved by the Board of Director on April 5, 2005 with an effective grant date of December 13, 2004. The exercise price per share is equal to the closing price of Generex common stock on December 13, 2004. These options were exercisable immediately upon their grant. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(4) These options were granted to Ms. Gluskin representing a bonus of $500,000 awarded to Ms. Gluskin on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(5) These options were issued to Ms. Gluskin on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($168,578). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

(6) These options were granted to Ms. Perri representing a bonus of $250,000 awarded to Ms. Perri on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan.

(7) These options were issued to Ms. Perri on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($93,473). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

(8) These options were approved by the Board of Directors on March 19, 2003 for issuance and full vesting as of the date on which Mr. Fletcher commenced his employment with us (April 21, 2003). The exercise price per share is equal to the closing price of Generex common stock on April 21, 2003.

(9) These options were granted to Mr. Fletcher representing a bonus of $200,000 awarded to Mr. Fletcher on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(10) These options were issued to Mr. Fletcher on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($80,000). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

(11) A warrant to purchase 50,000 shares of our common stock was issued to Dr. Bernstein on an annual basis pursuant to the terms of his employment agreement with Generex. The exercise price per share was the closing price of our common stock on The NASDAQ Capital Market on the date of grant. The warrant was fully exercisable upon the date of grant.

Nonqualified Deferred Compensation

On December 9, 2005, the Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Perri in recognition of Generex’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin and Ms. Perri’s duties, responsibilities and performance during such years. Such amounts were payable (i) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (ii) in shares of Generex’s common stock at such time or such times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares was equal to the average closing price of Generex’s common stock ($0.95) on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. No interest or other earnings are accrued on this deferred compensation.

We did not make any payment of this deferred compensation during fiscal 2007. In fiscal 2006, Ms. Perri requested payment of $415,742.30 which she used to repay a note due from EBI, Inc., a shareholder of Generex that is controlled by the estate of Generex’s former Chairman of the Board, Mark Perri. The note was non-interest bearing, unsecured and did not have any fixed terms of repayment. Generex extended the note to EBI, Inc. in May 1997.

At July 31, 2007, the dollar amounts of the total balance of Ms. Gluskin’s and Ms. Perri’s deferred compensation were as follows:

Name	Aggregate Balance at Last FYE ($)
Anna Gluskin	$1,000,000.00
Rose C. Perri	$584,257.70

Other Benefit Plans

We have no long-term incentive plans or defined benefit or actuarial pension plans, and have not repriced any options previously granted to the above named executive officers.

Employment Agreements and Potential Payments Upon Termination or Change-In-Control

Terms of Employment for Ms. Gluskin and Ms. Perri

On December 9, 2005, upon the recommendation of a majority of the members of the Compensation Committee, the Board of Directors approved the terms and conditions of employment for Ms. Gluskin as President and Chief Executive Officer and Ms. Perri as Chief Financial Officer and Chief Operating Officer. Prior to such date, Ms. Gluskin and Ms. Perri served in such capacities without formal employment terms. The terms of employment with Ms. Gluskin and Ms. Perri have not been memorialized in separate written agreements. The material terms of Generex’s employment of each of Ms. Gluskin and Ms. Perri are identical except as otherwise noted and are as follows:

•
Each named executive’s employment is effective as of January 1, 2006. The initial term of employment is five years, subject to the termination provisions described below. Generex or either executive may give notice of non-renewal not less than six months prior to the expiration of the term. If no such notice is given, the term of employment will extend indefinitely and will be terminable upon not less than six months’ prior written notice.

•	Each named executive’s employment may be terminated:

(a)	By Generex for cause (without any additional payment to the named executive);
(b)	automatically upon expiration of the term;
(c)	automatically upon the named executive’s death or disability; or
(d)	By the named executive upon thirty days’ prior written notice if there is a:

(i)	a material change in duties (other than removal of the title of Chief Financial Officer and the duties associated therewith in the case of Ms. Perri),
(ii)	a material reduction in the named executive’s remuneration,
(iii)	a material breach of the terms of employment by Generex,
(iv)	a change of control of Generex, or
(v)	a sale of all or substantially all of the property and assets of Generex.

In the event of termination pursuant to clause (b) above as a result of Generex’s notice of non-renewal or pursuant to clause (d) above, Generex will pay the named executive an amount equal to the greater of:

(x)	an amount equal to five times the named executive’s base annual salary as of the date of termination, which amount will be payable in a lump sum on the date of termination, or

(y)
$5,000,000, $3,000,000 of which will be payable in a lump sum on the date of termination and $2,000,000 of which will be payable in stock issuable within three business days of the date of termination and valued at the 20-day volume weighted average price as of the close of business on the date of termination.

In addition, in such a termination event, the named executive will be entitled to participate in and receive benefits for a period of twelve months following termination and will have no duty to mitigate.

•
The named executive will be entitled to an annual bonus as determined by Generex’s Compensation Committee in respect of each fiscal year of Generex during the term of employment and reimbursement of all reasonable expenses incurred by her in connection with Generex’s business.

•	The named executive will be included on any management slate of nominees submitted to Generex’s stockholders for election to the Board of Directors.

•	Standard employee confidentiality, non-competition and non-solicitation covenants will apply.

•
Each named executive is entitled to receive her current annual base salary under the terms of her respective employment with Generex, which salary may not be reduced during the term of such employment. On April 5, 2005, the Board of Directors increased Ms. Gluskin’s base salary to $425,000, effective as of August 1, 2004. On August 17, 2007, the Board of Directors increased her base salary to $450,000, effective as of August 1, 2005, and to $500,000, effective as of January 1, 2007. On April 5, 2005, the Board of Directors increased Ms. Perri’s base salary to $325,000, effective as of August 1, 2004. On August 17, 2007, the Board of Directors increased her base salary to $350,000, effective as of August 1, 2005, and to $400,000, effective as of January 1, 2007.

Terms of Employment for Mr. Fletcher

On March 17, 2003, our Board of Directors approved the terms and conditions of Mr. Fletcher’s employment, prior to his joining Generex on or about April 21, 2003. The terms of Mr. Fletcher’s employment have not been memorialized in separate written agreements. Pursuant to the terms of his employment, Mr. Fletcher holds the position of Executive Vice President and General Counsel. Mr. Fletcher's term of service extends through March 16, 2008, subject to termination in accordance with the terms and conditions of his employment. Mr. Fletcher is entitled to receive annual base compensation and may receive additional cash bonuses at the discretion of the Board of Directors. Upon joining Generex, Mr. Fletcher received options to purchase 250,000 shares of common stock. Initially, Mr. Fletcher was entitled to receive a guaranteed bonus of $30,000 per year. On April 5, 2005, the Board of Directors increased Mr. Fletcher’s base salary from $130,000, including the guaranteed bonus, to $250,000, with no guaranteed bonus, effective as of August 1, 2004. On August 17, 2007, the Board of Directors increased Mr. Fletcher’s base salary to $275,000, effective as of August 1, 2005, and to $300,000, effective as of January 1, 2007.

The terms of his employment provide that Mr. Fletcher will be bound by standard restrictive covenants prohibiting him from disclosing confidential information about Generex. Either party may give at least 12 months’ notice of non-renewal of the term; if such notice is not given, the term of employment will be indefinite.

Generex may terminate its obligations with respect to Mr. Fletcher’s employment as follows:

(i)	upon 30 days written notice;
(ii)	for “cause”;
(iii)	in the event of Mr. Fletcher’s disability;
(iv)	in the event of Mr. Fletcher’s death; or
(v)	in the event of Mr. Fletcher voluntarily resigning.

Mr. Fletcher may terminate his obligations upon 30 days written notice upon:

(a)	a material change in his duties,
(b)	a material reduction in compensation,
(c)	a material breach or default by Generex, or
(d)	a change in control of Generex which includes but is not limited to the replacement of Anna Gluskin as a director or Chief Executive Officer.

In the event that Mr. Fletcher terminates his employment voluntarily (and not under the circumstances described in (a), (b), (c) or (d) above) or Generex terminates his employment under the circumstances described in (ii), (iii) , (iv) or (v) above, Mr. Fletcher will be entitled only to that portion of his base salary due and owing as of his last day worked, less any amounts owed to Generex. Under these circumstances, he will not be entitled to any bonus or incentive compensation.

If Generex terminates Mr. Fletcher’s employment under the circumstance described in (i) above (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to (a), (b), (c) or (d) above, Mr. Fletcher will be entitled to receive a lump sum severance payment on the termination date in an amount equal to 18 months of base salary plus the average annual bonus paid to him during each fiscal year of the term of his employment and he will be entitled to participate in and receive benefits for 18 months after the termination date. Mr. Fletcher will have 90 days after the eighteenth month anniversary of the termination date to exercise vested options, and all unvested options that he holds will accelerate and fully vest on the termination date. He has no duty to mitigate his damages based on the termination of employment.

Dr. Bernstein’s Employment Agreement

Dr. Bernstein is compensated pursuant to his employment agreement with Generex. In April 2002, Generex entered into an employment agreement with Dr. Bernstein, which was subsequently amended in April 2005. The term of the agreement commenced April 1, 2002 and, pursuant to the 2005 amendment, extends until March 31, 2008, subject to termination in accordance with the agreement. Pursuant to the terms of his employment agreement, Dr. Bernstein holds the position of Vice President of Medical Affairs. Dr. Bernstein’s current annual base compensation is $200,000. He is entitled to reimbursement for health insurance premiums for himself and his spouse and for professional expenses, including journals and professional societies, up to $4,000 annually. Under the agreement, as amended, Dr. Bernstein is entitled to receive options to purchase 50,000 shares of common stock for each year of employment, but he is no longer entitled to monthly advances against potential cash bonuses in the amount of $2,500. On March 5, 2007, pursuant to the terms of Dr. Bernstein’s agreement in respect of contract year ending March 31, 2007, the Board of Directors granted Dr. Bernstein a warrant to purchase 50,000 shares of Generex common stock. The exercise price of the warrant was $1.71 per share, which represented the closing price of the common stock on the NASDAQ Capital Market on March 5, 2007. Dr. Bernstein has not exercised this warrant to date.

The agreement contains restrictive covenants prohibiting Dr. Bernstein from disclosing confidential information and from competing with Generex or soliciting Generex’s employees or consultants for another business for a period of at least twelve months after his termination.

Dr. Bernstein’s employment agreement may be terminated as follows:

(i)	by either party upon 90 days written notice;
(ii)	by Generex for “cause” as defined in the agreement;
(iii)	immediately by Generex upon Dr. Bernstein’s death;
(iv)	immediately by Generex if Dr. Bernstein has been unable to perform his regular duties due to disability for more than 9 months in any 12 month period;
(v)	by Dr. Bernstein for Generex’s material breach or default that continues after notice and a 14-day cure period.

In the event that Dr. Bernstein terminates his agreement under the circumstances described in (v) above, Dr. Bernstein is entitled to a severance payment equal to the sum of (x) the lesser of (A) $150,000 or (B) the amount of base salary payable under the remaining term of the agreement, plus (y) all bonus or other incentive or deferred compensation earned or credited to him as of the date of his termination notice to Generex. This payment is payable within 14 days of his termination notice to Generex.

In the event that Dr. Bernstein voluntarily terminates his employment except as described in (v) above or Generex terminates his employment under the circumstances described in (ii), (iii) or (iv) above, Dr. Bernstein will receive only that portion of his base salary due and owing as of his last day worked, less any amounts owed to Generex. Under these circumstances, he will not be entitled to any bonus or incentive compensation.

If Generex terminates Dr. Bernstein’s employment under the circumstance described in (i) above, Dr. Bernstein will be entitled to severance payments of monthly payments equal to his monthly payments of base salary for the lesser of twelve months or the remainder of the term of the agreement, plus bonus or incentive compensation earned or credited to him as of the date of Generex’s termination notice to him.

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2007 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2007, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2007.

The terms of employment for Ms. Gluskin, Ms. Perri and Mr. Fletcher do not provide specific definitions for the various termination events. The definitions for certain termination events as defined in the employment agreement of Dr. Bernstein are set forth below. For the purposes of the table, below are the standard definitions for certain termination events as defined in the Amended Generex 2001 Stock Option Plan, which we refer to as the “2001 Plan.”

"Cause" means that a named executive has:

(i)  breached his or her employment or service contract with Generex;
(ii)  engaged in disloyalty to Generex, including, without limitation, fraud, embezzlement, theft, commission of a felony or proven dishonesty in the course of his or her employment or service;
(iii)  disclosed trade secrets or confidential information of Generex to persons not entitled to receive such information;
(iv)  breached any written confidentiality, non-competition or non-solicitation agreement between the named executive and Generex; or
(v)  has engaged in such other behavior detrimental to the interests of Generex as determined by the Compensation Committee.

“Change in Control” means any of the following:

(i) a liquidation or dissolution of Generex,
(ii) a sale of all or substantially all of Generex’s assets,
(iii) a merger in which Generex’s stockholders hold less than 80% of the voting stock in the surviving corporation, or

(iv) when a person or group acquires control of more than 20% of the voting stock without the approval of the Board of Directors.

“Disability" means being unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2007

Name	Benefit	Cause		Without Cause/Non-Renewal		Voluntary Termination by Executive		Breach by Generex (1)		Change in Control		Disabilit		Death
Anna E. Gluskin	Cash Payment (2)	$0		$3,000,000		$0		$3,000,000		$3,000,000			(15)		(15)
	Stock (3)	$0		$2,000,000		$0		$2,000,000		$2,000,000		$0		$0
	Stock Options	$2,039,506	(4)	$2,039,506	(5)	$2,039,506	(5)	$2,039,506	(5)	$2,039,506	(9)	$2,039,506	(6)	$2,039,506	(7)
	Benefits	$0		$0	(8)	$0	(8)	$0	(8)	$0	(8)	$0		$0
	Total	$2,039,506		$7,039,506		$2,039,506		$7,039,506		$7,039,506		$2,039,506		$2,039,506

Rose C. Perri	Cash Payment (2)	$0		$3,000,000		$0		$3,000,000		$3,000,000			(15)		(15)
	Stock (3)	$0		$2,000,000		$0		$2,000,000		$2,000,000		$0		$0
	Stock Options	$1,169,726	(4)	$1,169,726	(5)	$1,169,726	(5)	$1,169,726	(5)	$1,169,726	(9)	$1,169,726	(6)	$1,169,726	(7)
	Benefits	$0		$0	(8)	$0	(8)	$0	(8)	$0	(8)	$0		$0
	Total	$1,169,726		$6,169,726		$1,169,726		$6,169,726		$6,169,726		$1,169,726		$1,169,726

Mark A. Fletcher	Cash Payment	$0		$375,000	(10)	$0		$375,000	(10)	$375,000	(10)		(15)		(15)
	Stock	-		-		-		-		-		-		-
	Stock Options	$1,000,191	(4)	$1,000,191	(5),(11)	$1,000,191	(5)	$1,000,191	(5),(11)	$1,000,191	(9)	$1,000,191	(6)	$1,000,191	(7)
	Benefits	$0		$0	(8),(10)	$0	(8)	$0	(8), (10)	$0	(8),(10)	$0		$0
	Total	$1,000,191		$1,375,191		$1,000,191		$1,375,191		$1,375,191		$1,000,191		$1,000,191

Gerald Bernstein, M.D.	Cash Payment	$0	(12)	$133,334	(13)	$0		$133,134	(14)	$0			(15)		(15)
	Stock	-		-		-		-		-		-		-
	Stock Options	$99,000	(4),(12)	$99,000	(5)	$99,000	(5)	$99,000	(5)	$99,000	(9)	$99,000	(6)	$99,000	(7)
	Benefits	$0	(12)	$0	(13)	$0		$0	(14)	$0		$0		$0
	Total	$99,000		$232,334		$99,000		$232,334		$99,000		$99,000		$99,000

(1)	In the case of Ms. Gluskin, Ms. Perri and Mr. Fletcher, this termination event includes a material change in duties or material reduction in remuneration of such named executive.
(2)	This amount would be payable upon the date of termination in a lump sum.
(3)
This amount would be payable in shares of Generex common stock based upon the 20-day volume weighted average price ($1.70) as of the close of business on the date of termination. Such shares would be issuable within three business days of the date of termination.

(4)
The options granted on April 5, 2005 (including those effective as of December 13, 2004) survive termination of the named executive’s employment. Other options granted to the named executive pursuant to the 2001 Plan would terminate immediately upon the named executive’s termination for cause. Warrants issued to Dr. Bernstein on April 18, 2006 and March 5, 2007 would survive termination of employment.

(5)
The 2001 Plan permits a named executive who voluntarily terminates employment with Generex or whose employment is terminated without cause to exercise vested options outstanding at the date of termination for a period of up to 90 days thereafter or the expiration date of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006 and March 5, 2007 would survive termination of employment without cause or voluntary termination.

(6)
The 2001 Plan permits a named executive to exercise vested options outstanding at the time of the named executive’s cessation of employment due to disability for a period of up to one year thereafter or the expiration of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006 and March 5, 2007 would survive termination of employment.

(7)
The 2001 Plan permits a named executive’s beneficiary to exercise vested options outstanding at the time of the named executive’s death for a period of up to one year after death or the expiration date of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006 and March 5, 2007 would permit his beneficiary to exercise such warrants after his death.

(8)
Ms. Gluskin, Ms. Perri and Mr. Fletcher would be entitled to receive health benefits for a period of 12 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $5,000.

(9)
The 2001 Plan provides for the acceleration of exercisability and vesting of any outstanding options, unless otherwise determined by the Board of Directors or its designee. As all of the named executive’s options are fully exercisable and vested, we have assumed for purposes of this column that the named executive will exercise all of his/her outstanding options in connection with a change of control of Generex, which we have assumed occurred on July 31, 2007.

(10)
Pursuant to his employment arrangement, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will be entitled to receive a lump sum severance payment on the termination date in an amount equal to 18 months of base salary plus the average annual bonus paid to him during each fiscal year of the term of his employment and he will be entitled to participate in and receive benefits for 18 months after the termination date.

(11)
Pursuant to the terms of his employment with Generex, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will have 90 days after the eighteenth month anniversary of the termination date to exercise vested options.

(12)
In his employment agreement with Generex, for “cause” means Dr Bernstein has: (i) become disqualified or prohibited from carrying out his material duties or functions; (ii) been convicted of any felony or other crime which discredits Generex; (iii) committed any act of misconduct which discredits or causes material harm to Generex; (iv) made any material misrepresentation in connection with his employment; or (v) failed to carry out any of his material duties after notice and a thirty-day cure period.

(13)
If Generex terminates Dr. Bernstein’s employment on 90 days written notice, Dr. Bernstein will be entitled to severance payments of monthly payments equal to his monthly payments of base salary for the lesser of twelve months or the remainder of the term of the agreement, plus bonus or incentive compensation earned or credited to him as of the date of Generex’s termination notice to him.

(14)
In the event that Dr. Bernstein terminates his agreement based on Generex’s material breach or default, Dr. Bernstein is entitled to a severance payment equal to the sum of (x) the lesser of (A) $150,000 or (B) the amount of base salary payable under the remaining term of the agreement, plus (y) all bonus or other incentive or deferred compensation earned or credited to him as of the date of his termination notice to Generex. This payment is payable within 14 days of his termination notice to Generex.

(15)
Each named executive is entitled to receive monthly disability payments and his/her survivor(s) are entitled to receive a lump sum payment upon such named executive’s death, in either case up to an amount equal to his/her annual base salary or $100,000, whichever is less. Insurance premiums are paid by Generex, and such insurance coverage widely available to all salaried employees at Generex. Thus, the amounts payable upon the disability or death of the named executive (as well as the premiums paid by Generex) are excluded from the table above.

Non-Employee Directors' Compensation

Non-employee directors of Generex receive cash compensation of $10,000 each fiscal quarter and are reimbursed for expenses incurred in connection with attendance at Board and committee meetings. At the discretion of the full Board, non-employee directors may receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares is within the discretion of the full Board. Typically, stock options or stock awards vest on the date of grant at an exercise price equal to the closing price of our common stock on the date of grant.

Directors who are officers or employees of Generex do not receive separate consideration for their service on the Board of Directors. The compensation received by Ms. Gluskin, Ms. Perri and Dr. Bernstein as employees of Generex is show in the Summary Compensation Table above.

2007 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total
Mindy J. Allport-Settle (2)	$30,000	$0	$0	$0	$30,000
Peter G. Amanatides	$40,000	$0	$0	$0	$40,000
John P. Barratt	$40,000	$0	$0	$0	$40,000
Nola E. Masterson (3)	$6,667	$0	$0	$0	$6,667
Brian T. McGee	$40,000	$0	$0	$0	$40,000
David E. Wires (4)	$30,000	$0	$0	$0	$30,000

(1) As of July 31, 2007, the aggregate number of stock options held by each non-employee director was as follows: Ms. Allport-Settle (0); Mr. Amanatides (100,000), Mr. Barratt (345,714), Ms. Masterson (0), Mr. McGee (205,714) and Mr. Wires (0). On May 30, 2006, each of Ms. Allport-Settle; Mr. Amanatides, Mr. Barratt, Mr. McGee and Mr. Wires was granted 150,000 shares of restricted common stock pursuant to the Generex Biotechnology Corporation 2006 Stock Plan, which awards were fully vested upon the date of grant and which awards remain outstanding with the exception of the awards to Ms. Allport-Settle as disclosed in note 2

(2) Ms. Allport-Settle elected not to stand for re-election to the Board of Directors at our Annual Meeting of Stockholders held on May 29, 2007.  She exercised all of her outstanding options (170,000 in total) in July of 2007. She also returned 150,000 shares of restricted common stock granted to her on May 30, 2006 pursuant to the Generex Biotechnology Corporation 2006 Stock Plan to Generex for no consideration.

(3) Our Board of Directors nominated Ms. Masterson for election as director at the 2007 Annual Meeting of the Stockholders held on May 29, 2007. On August 17, 2007, Ms. Masterson was awarded 100,000 shares of unrestricted common stock pursuant to the Generex Biotechnology Corporation 2006 Stock Plan. This award is not included in the table above because it was made after July 31, 2007, and no portion of the award was expensed for the year ended July 31, 2007.

(4) Mr. Wires elected not to stand for re-election to the Board of Directors at the Annual Meeting of Stockholders held on May 29, 2007. Mr. Wires is a partner of a law firm that represents us in various matters. The legal fees paid by us to Mr. Wires’ law firm during the last fiscal year are described below under Item 13 - Certain Relationships and Related Transactions.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ending July 31, 2007, the Compensation Committee consisted of two different group of directors. From August 1, 2006 through May 28, 2007, the Compensation Committee consisted of three non-employee directors: Mindy J. Allport-Settle (chair), Peter G. Amanatides and David Wires. On May 29, 2007, the following non-employee directors were appointed to serve on the Compensation Committee: John P. Barratt (chair) and Nola E. Masterson.

None of the directors who served on the Compensation Committee during fiscal 2007 was an officer or employee of Generex or any of its subsidiaries during our last fiscal year. In addition, none of the members of the Compensation Committee previously served as an officer of Generex or any of its subsidiaries. Mr. Amanatides and Mr. Wires had relationships with Generex that were required to be disclosed under Item 404 of Regulation S-K under the Exchange Act.

Mr. Amanatides is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field. During fiscal year 2007, Generex paid $100,000 in fees to PharmaLogika for services rendered, and we owe a balance of $50,000. We do not expect to pay any further fees to PharmaLogika going forward. Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

Mr. Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2007, we paid approximately $95,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2008. Mr. Wires elected not to stand for re-election at our Annual Meeting of Stockholders which was held on May 29, 2007.

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

The information contained in these tables is as of November 26, 2007. At that date, we had 110,039,336 shares of common stock outstanding.

We have redeemed our 1,000 shares of Special Voting Rights Preferred Stock as of April 5, 2007 for the aggregate redemption price of $100.

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

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class

(i) Directors and Executive Officers

Peter G. Amanatides (1)	251,000	*
John P. Barratt (2)	495,714	*
Gerald Bernstein, M.D. (3)	253,469	*
Mark Fletcher (4)	1,109,086	1.0%
Anna E. Gluskin (5)	2,890,498	2.6%
Rose C. Perri (6)	5,419,054	4.9%
Mindy J. Allport-Settle (7)	3,100	*
Brian T. McGee (8)	455,714	*
David E. Wires (9)	171,839	*
Nola Masterson (10)	100,000	*
Officers and Directors as a group (10 persons)	11,049,474	10.0%

(ii) Other Beneficial Owners (and their addresses)
EBI, Inc. In Trust(11) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,441,496	1.3%
GHI, Inc. In Trust (12) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,907,334	1.7%

* Less than 1%.

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

(3) Includes 3,469 shares held by Dr. Bernstein, 50,000 shares issuable upon exercise of a stock option granted on March 19, 2003, and 100,000 shares issuable upon exercise of stock options approved by the Board of Directors on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan and pursuant to Dr. Bernstein's employment agreement with Generex. Also includes 50,000 shares issuable upon exercise of a warrant issued on April 18, 2006 pursuant to Dr. Bernstein’s employment agreement with Generex. Also includes 50,000 shares issuable upon exercise of a warrant issued on March 5, 2007 pursuant to Dr. Bernstein’s employment agreement with Generex.

(4) Includes 13,360 shares, 250,000 shares issuable upon the exercise of stock options granted on March 19, 2003 with an effective date as of April 21, 2003, 250,000 shares issuable upon the exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 125,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were fully vested on the date of grant.

(5) Includes 16,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 450,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 100,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were fully vested on the date of grant.

(6) Includes 204,726 shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 400,000 shares issuable upon exercise of stock options granted under the 2001 Plan, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan, 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 87,500 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were fully vested on the date of grant. Also includes the shares and options that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts and options for 200,000 shares which survived Mr. Perri's death. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(7) Includes 3,100 shares acquired in March 2006. Ms. Allport-Settle elected not to stand for re-election as a director at the Annual Meeting of Stockholders held on May 29, 2007.

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

(9) Includes 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan following Mr. Wires’ election as a director of Generex on the same date. Also includes 14,300 shares held in a registered retirement savings plan beneficially owned by Mr. Wires, as well as 7,539 shares held by a limited liability partnership of which Mr. Wires disclaims beneficial ownership except to the extent of his pecuniary interest. Mr. Wires elected not to stand for re-election as a director at the Annual Meeting of Stockholders held on May 29, 2007.

(10) Ms. Masterson received an award of 100,000 shares of common stock on August 17, 2007 in consideration of her election to Generex’s Board of Directors on May 29, 2007. These shares were issued pursuant to the 2006 Plan and were fully vested on the date of grant.

(11) All of these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

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

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2007 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	60,000	$2.10	1,940,000
2001 Stock Option Plan	7,902,638	$1.14	1,182,490
2006 Stock Plan	0	0	8,558,000 (1)
Total	7,962,638	$1.15	11,680,490

Equity compensation plans not approved by security holders	100,000 (2)	2.19	0
Total	7,962,638	$1.16	11,680,490

(1) Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.

(2) Pursuant to his employment agreement with us, Dr. Gerald Bernstein, a director and our Vice President Medical Affairs, is entitled to receive options to purchase 50,000 shares of common stock for each year of employment. In lieu of options to purchase shares of common stock for the 2006 and 2007 contract years of Dr. Bernstein’s employment, Dr. Bernstein agreed to accept warrants to purchase 50,000 shares of common stock. See Item 11 - Executive Compensation - Employment Agreements above for information concerning the terms of Dr. Bernstein’s employment agreement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Review of Related Party Transactions

We presently have a policy requiring approval by stockholders or by a majority of disinterested directors of transactions in which one of our directors has a material interest apart from such director's interest in Generex. We also have a policy requiring the approval by the Audit Committee for any transactions in which a director or an executive officer has a material interest apart from such director's or officer’s interest in Generex.

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of November 26, 2007 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of Generex that is controlled by the estate of Generex’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

Director Independence

The Board of Directors currently consists of seven members, four of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The four independent members of the Board of Directors are John P. Barratt, Brian T. McGee, Peter Amanatides and Nola E. Masterson. During fiscal year 2007 prior to the 2007 Annual Meeting of Stockholders, the Board of Directors consisted of eight members, five of whom were independent under such standards. The five independent directors who served during this period included Messrs. Barratt, McGee and Amanatides, Mindy J. Allport-Settle and David W. Wires. Ms. Allport-Settle and Mr. Wires elected not to stand for re-election at the Annual Meeting of Stockholders held on May 29, 2007.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In its determination of the independence of non-employee directors, the Board considered the relationships of Mr. Amanatides and Mr. Wires described under the caption Compensation “Committee Interlocks and Insider Participation” under Item 11. Executive Compensation and above under the caption “Related Transactions” of this Item 13. Certain Relationship and Related Transactions, and Director Independence of this Report on Form 10-K/A.

All members of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee must be independent directors under NASDAQ rules. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent.

Item 14.  Principal Accounting Fees and Services.

Danziger Hochman Partners LLP (formerly Danziger & Hochman) has served as our independent auditors since February 1, 2006. The appointment of Danziger Hochman Partners LLP as independent public accountants was unanimously approved by the Audit Committee of our Board of Directors. BDO Dunwoody LLP served as our independent auditors from July 1, 2003 until its resignation on January 6, 2006.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2006 and July 31, 2007 to our independent auditors:

	Fiscal Year Ended July 31, 2006	Fiscal Year Ended July 31, 2007
Audit Fees	$184,082(1)	$217,831(1)
Audit-Related Fees	$145,860(2)	$123,315(2)
Tax Fees	$0	$0
All Other Fees	$0(3)	$0(3)

(1) Represents charges of Danziger Hochman Partners LLP, Generex's auditor for fiscal year ended July 31, 2006.

(2) Represents charges of Danziger Hochman Partners LLP, Generex's auditor in fiscal year ended July 31, 2006 and 2007 for SOX 404 audit of internal controls over financial reporting.

(3) Danziger Hochman Partners LLP did not provide and did not bill for any other services.

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

PART IV

Item. 15.  Exhibits and Financial Statements and Schedules.

Exhibit Number	Description of Exhibit
10.28	Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006*†
10.29	Summary of Employment Terms for Rose Perri effective as of January 1, 2006*†
10.30	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003*†
10.31	Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D. effective as of April 1, 2002*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	.Management contract or management compensatory plan or arrangement.
†	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of November 2007.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin

Name:  Anna E. Gluskin
Title:  President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and Director	November 28, 2007
Anna E. Gluskin	(Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial Officer,	November 28, 2007
Rose C. Perri	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	November 28, 2007
Gerald Bernstein, M.D.

/s/ Brian T. McGee	Director	November 28, 2007
Brian T. McGee

/s/ John P. Barratt	Director	November 28, 2007
John P. Barratt

/s/ Peter G. Amanatides	Director	November 28, 2007
Peter G. Amanatides

/s/ Nola E. Masterson	Director	November28, 2007
Nola E. Masterson

/s/ Slava Jarnitskii	Controller	November 28, 2007
Slava Jarnitskii

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
10.28	Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006*†
10.29	Summary of Employment Terms for Rose Perri effective as of January 1, 2006*†
10.30	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003*†
10.31	Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D. effective as of April 1, 2002*†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	.Management contract or management compensatory plan or arrangement.
†	Filed herewith.