Form 10-Q
period 2007-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2007-12-07
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 110,039,336 as of December 4, 2007.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
October 31, 2007 and July 31, 2006	1

Consolidated Statements of Operations — For the three month
Periods ended October 31, 2007 and 2006, and cumulative from
November 2, 1995 to October 31, 2007	2

Consolidated Statements of Cash Flows — For the three month
Periods ended October 31, 2007 and 2006, and cumulative from
November 2, 1995 to October 31, 2007	3

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. Controls and Procedures	20

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3. Defaults Upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	24

Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2007	2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,673,736	$21,026,067
Short-term investments	27,585,336	14,011,738
Accounts receivable	36,316	58,264
Inventory	278,206	123,931
Other current assets	481,910	469,210
Total Current Assets	30,055,504	35,689,210

Property and Equipment, Net	2,145,472	2,137,027
Assets Held for Investment, Net	4,090,385	3,693,183
Patents, Net	4,885,300	4,884,984

TOTAL ASSETS	$41,176,661	$46,404,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,913,495	$7,156,709
Deferred revenue	47,178	33,314
Current maturities of long-term debt	515,179	84,503
Total Current Liabilities	7,475,852	7,274,526

Long-Term Debt, Net	2,974,389	3,059,286

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized
1,000 shares at October 31, 2007 and July 31, 2007; -0- shares
issued and outstanding at October 31, 2007 and July 31, 2007	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at
October 31, 2007 and July 31, 2007; 110,900,774 and 109,616,518 shares
issued and outstanding at October 31, 2007 and July 31, 2007, respectively	110,900	109,616
Additional paid-in capital	248,721,517	247,079,439
Deficit accumulated during the development stage	(219,222,183)	(212,000,270)
Accumulated other comprehensive income	1,116,186	881,807
Total Stockholders’ Equity	30,726,420	36,070,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$41,176,661	$46,404,404
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2007	2006	2007

Revenues	$46,427	$139,005	$2,423,152
Sales discounts	(1,714)	—	(3,945)
Net Revenue	44,713	139,005	2,419,207

Cost of Goods Sold	19,931	31,515	81,554

Operating Expenses:
Research and development	3,847,803	1,646,415	77,304,267
Research and development -
related party	—	—	220,218
Selling and marketing	367,420	88,888	1,116,757
General and administrative	3,515,920	2,352,369	93,555,338
General and administrative -
related party	—	—	314,328
Total Operating Expenses	7,731,143	4,087,672	172,510,908

Operating Loss	(7,706,361)	(3,980,182)	(170,173,255)

Other Income (Expense):
Miscellaneous income (expense)	—	—	196,193
Income from Rental Operations, net	82,087	71,499	1,003,015
Interest income	460,035	603,772	6,802,493
Interest expense	(57,674)	(294,616)	(43,659,689)
Loss on extinguishment of debt	—	(58,518)	(14,134,068)

Net Loss Before Undernoted	(7,221,913)	(3,658,045)	(219,965,311)

Minority Interest Share of Loss	—	—	3,038,185

Net Loss	(7,221,913)	(3,658,045)	(216,927,126)

Preferred Stock Dividend	—	—	2,295,057

Net Loss Available to Common
Shareholders	$(7,221,913)	$(3,658,045)	$(219,222,183)

Basic and Diluted Net Loss Per
Common Share	$(.07)	$(.03)

Weighted Average Number of Shares
of Common Stock Outstanding	110,060,027	107,608,541

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2007	2006	2007
Cash Flows From Operating Activities:
Net loss	$(7,221,913)	$(3,658,045)	$(216,927,126)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	306,569	288,593	6,188,515
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	3,097	171,506
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	58,518	14,134,069
Common stock issued as employee compensation	910,205	183,000	3,203,785
Common stock issued for services rendered	261,283	160,639	7,257,599
Amortization of prepaid services in conjunction with common
stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,272,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	—	—	1,482,879
Amortization of discount on convertible debentures	—	223,319	18,930,427
Common stock issued as interest payment on convertible
debentures	—	10,628	284,459
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of
long-term debt	—	—	113,274
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	15,632	(97,691)	(41,048)
Miscellaneous receivables	—	—	43,812
Inventory	(130,766)	(18,552)	(248,268)
Other current assets	47,736	(143,487)	(80,977)
Accounts payable and accrued expenses	159,076	(601,675)	11,487,191
Deferred revenue	12,824	—	45,855
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(5,639,354)	(3,591,656)	(123,527,631)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,575)	(42,496)	(4,537,986)
Costs incurred for patents	(81,527)	(55,571)	(1,899,129)
Change in restricted cash	—	—	45,872
Proceeds from maturity of short term investments	4,181,210	7,841,384	162,264,019
Purchases of short-term investments	(17,754,808)	(7,843,452)	(189,849,355)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(33,566)	(170,546)	(736,856)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(13,690,266)	(270,681)	(38,013,170)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2007	2006	2007
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(21,500)	(18,305)	(1,873,869)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	125,000	44,015,049
Proceeds from exercise of stock options	—	153,133	4,554,126
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	20,254,930
Repayments of convertible debentures	—	—	(635,757)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	—	(119,066)
Net Cash Provided by Financing Activities	(21,500)	259,828	163,186,308

Effect of Exchange Rates on Cash	(1,211)	(2,167)	28,229

Net Increase (Decrease) in Cash and Cash Equivalents	(19,352,331)	(3,604,676)	1,673,736

Cash and Cash Equivalents, Beginning of Period	21,026,067	38,208,493	—

Cash and Cash Equivalents, End of Period	$1,673,736	$34,603,817	$1,673,736

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

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2008. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company is a development stage company, which has a limited history of operations and whose revenues is primarily comprised of $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations and $50,000 in conjunction with the execution of a licensing agreement. The Company has realized minimal revenues to date from the sale of its commercial products, which currently consists of four commercially available products, including Glucose RapidSprayTM. Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

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

2.	Summary of Significant Accounting Policies

Reclassifications

Certain prior period balances have been reclassified in order to conform to the current period presentation. Such reclassifications have no effect on prior period’s net loss.

3.	Effects of Recent Accounting Pronouncements

The Company has adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of October 31, 2007.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. If the Company receives an assessment for interest and/or penalties, it would be classified in the financial statements as general and administrative expense.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157, however, the effective date for financial assets remains intact. The Company is currently evaluating the impact of this statement on its results of operations or financial position of the Company.

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

4.	Stock-Based Compensation

As of October 31, 2007, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At October 31, 2007, there were 1,940,000, 1,182,490 and 8,012,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and vest from zero to two years from the date of grant

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In case of restricted stock grants under the 2006 Plan, fair market value of the shares is the market price.

No options were granted to employees during the three months ended October 31, 2007.

The summary of the stock option activity for the three months ended October 31, 2007 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2007	7,962,638	$0.94
Granted	—	$—
Forfeited or expired	—	$—
Exercised	—	$—
Outstanding, October 31, 2007	7,962,638	$0.94	1.59	$5,521,979
Exercisable, October 31, 2007	7,962,638	$0.94	1.59	$5,521,979
Grant Date Fair Value of Cancelled Options				$ n/a
Total Intrinsic Value of Options Exercised				$ n/a

As of October 31, 2007, all stock options outstanding are vested. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

A total of 396,000 shares of restricted and 150,000 shares of unrestricted common stock were granted to employees, consultants and advisors during the three months ended October 31, 2007 fair valued at $828,920 and has been included in the statement of operations (see Note 10).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers. The fair value of these shares based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers. A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant. The following table summarizes the Company’s non-vested restricted stock activity for the three months ended October 31, 2007:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value

Non-vested stock, August 1, 2007	—	$—
Granted	550,000	1.51
Vested	(312,500)	1.51
Forfeited	—	—
Non-vested stock, October 31, 2007	237,500	$1.51

As of October 31, 2007, approximately $303,000 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 2 years.

5.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the three months ended October 31, 2007 and 2006, was $6,987,534 and $3,640,361, respectively.

6.	Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:

	October 31,	July 31,
	2007	2007

Accounts Payable	$2,615,729	$1,791,080
Research and Development	1,954,176	1,956,049
Executive Compensation	1,713,560	2,252,978
Financial Services	630,030	1,156,602
Total	$6,913,495	$7,156,709

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

Basic EPS and Diluted EPS for the three months ended October 31, 2007 and 2006 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants, options and non-vested restricted stock, approximately 22,814,296 incremental shares, at October 31, 2007 have been excluded from the computation of Diluted EPS as they are anti-dilutive. All outstanding warrants, options and shares issuable upon conversion of convertible debentures, approximately 23,894,549 incremental shares, at October 31, 2006 have been excluded from the computation of Diluted EPS as they are anti-dilutive.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Supplemental Disclosure of Cash Flow Information

	For the Three Months Ended
	October 31,
	2007	2006
Cash paid during the period for:
Interest	$57,673	$56,265
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock in conjunction with convertible
debenture conversion	$—	$230,769
Issuance of common stock as satisfaction of accrued
executive compensation	$471,875	$—

10.	Stockholders’ Equity

During the three months ended October 31, 2007, the Company issued 171,684 shares of common stock to various consultants for services rendered in the amount of $261,283. The shares were valued at $1.48 to $1.61 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2007, the Company issued 562,542 shares of common stock valued at $854,170 as employee compensation including 546,000 shares issued under 2006 Stock Option Plan (see Note 4). The shares were valued at $1.50 to $1.55 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2007, the Company issued 550,000 shares of restricted common stock valued at $830,500 as executive compensation to officers of the Company, 312,500 shares of which were issued as satisfaction of accrued executive compensation amounting to $471,875. The shares were valued at $1.51 per share based on the quoted market price of the Company’s common stock on the dates of the issuances. These shares vest over a period of two years from the date of the grant (see Note 4).

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance for Services	171,684	$172	$261,111	$261,283
Issuance as Employee Compensation	562,542	563	853,607	854,170
Issuance as Executive Compensation	550,000	550	(550)	—
Stock-based Executive Compensation	—	—	56,035	56,035
Satisfaction of Accrued Executive
Compensation	—	—	471,875	471,875
Total	1,284,226	$1,285	$1,642,078	$1,643,363

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2007 and 2006. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K, as amended, for the year ended July 31, 2007 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2007.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2007 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;

•	our expectations concerning existing or potential development and license agreements for third-party collaborations and joint ventures;

•	our expectations of when different phases of clinical activity may commence;

•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

•	our expectations of when commercial manufacture and commercial sales of our products may commence and when actual revenue from the product sales may be received.

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2007, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

About the Company

We are engaged primarily in the research, development, and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express, Inc., we are expanding our focus to include immunomedicines. We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

We have a limited number of products that are ready for commercial marketing and sale: our oral insulin formulation, Generex Oral-lyn™, has been approved for commercial marketing and sale in Ecuador and India; and our over-the-counter line glucose spray products utilizing our proprietary buccal delivery technology have been launched in retail outlets in the United States and Canada.

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

We are a development stage company. From inception through the end of the year ended July 31, 2006, we have received only limited revenues from operations. Pursuant to a development and license agreement that we entered into with Eli Lilly and Company in September 2000 and terminated as of June 2003, we received a $1,000,000 upfront payment. In the fiscal year ended July 31, 2007, we received approximately $136,448 in revenues from sales of Glucose RapidSpray™. In the three-month period ending October 31, 2007, we received approximately $44,713 in revenues from sales of Glucose RapidSpray™ . This number does not reflect sales to the customers with the right or return during the period that were deferred.

Strategy

Generex Oral-lyn™

In fiscal 2008, our efforts will focus on enrolling patients and dosing of late-stage clinical trials of Generex Oral-lyn™ in the United States, Canada and Europe and preparing for the commercialization of Generex Oral-lyn™ in Ecuador and India.

We have identified key vendors for the management of Phase III clinical trials of Generex Oral-lyn™ and have selected centers to conduct such trials in the United States, Canada, Europe and Eastern Europe. In anticipation of undertaking late-stage clinical trials globally, we have engaged consultants to assist with the design and implementation of clinical trials and regulatory strategies and have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™. We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ device components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™. Patient enrollment is expected to begin at some of the sites during the fourth quarter of calendar year 2007 with the first dosing taking place in early 2008 and expand to several global centers over the course of the study. The primary objective of the study is to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. We expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the U.S. Food and Drug Administration (FDA).

In early November 2007, Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India for the treatment of diabetes by the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. In connection with this approval, we entered into a Product Licensing and Distribution Agreement with Shreya Life Sciences Pvt. Ltd., a leading Indian-based pharmaceutical company and the fourth largest distributor of insulin in the Indian insulin product market. We are working with Shreya to prepare for the commercial launch of Generex Oral-lyn™ in India in early calendar year 2008. Preparations include marketing plans and post-approval clinical studies. We do not expect to receive revenues from the sale of this product in India in fiscal 2008.

In fiscal 2008, we also plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other countries using the approved Ecuadorian dossier. Our business partner for the commercialization of Generex Oral-lyn™ in Ecuador, PharmaBrand, S.A., expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador in the early calendar year 2008. We are also working with Pharmabrand to expand extant production facilities to meet the anticipated demand for the product in India and other jurisdictions where governmental approvals are pending. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of transitioning PharmaBrand’s role into one of a third-party manufacturer with distribution rights for Ecuador. PharmaBrand has generated some commercial sales of Generex Oral-lyn™ in Ecuador to date. While we expect to receive revenues from such sales sometime in fiscal 2008, we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive licensing and distribution agreement with PharmaBrand.

In the fiscal quarter ended October 31, 2007, we entered into licensing and distribution agreements with three multinational distributors to initiate the regulatory approval and commercialization process for Generex Oral-lyn™ in three geographic areas: South Africa and six neighboring African countries; 15 Middle Eastern countries; and the Republic of Armenia, Georgia and the Republic of Kazakhstan.

We face competition from other providers of alternate forms of insulin. One of our most significant competitors, Pfizer, announced in mid-October that it would no longer sell or produce its inhalable form of insulin, marketed as Exubera®, due to disappointing sales and failure to gain acceptance with patients and physicians. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including: the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™

With the recent launch of commercial sales of our over-the-counter oral glucose and energy spray products, GlucoBreak™ and BaBOOM!™ Energy Spray, in retail outlets in the United States and Canada, we expect to receive increased revenues from product sales in fiscal 2008. We plan to achieve this by increasing our over-the-counter product line to three products - the two products mentioned above and Glucose RapidSpray™ - and expanding our existing distribution channels. In addition, we will increase our advertising and marketing efforts of our products and expand the availability of our products from North America to the rest of the world. This strategy has already been effected by the execution of licensing and distribution agreements with Leosons General Trading Company for the distribution and sale of our over-the-counter products in 15 Middle Eastern countries and Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd. for the distribution and sale of Glucose RapidSpray ™ in South Africa and six neighboring countries.

Metformin Gum Product/Strategic Alliance

During fiscal 2008, we expect to continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity. We plan to have clinical material produced and initiate pre-clinical studies in calendar 2008.

Immunomedicine Technology and Products

We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza. In May 2007, the first breast cancer patients received treatment in the Phase II clinical trial of the Antigen peptide vaccine. This trial is being conducted with the United States Military Cancer Institute Clinical Trials Group under the direction of Colonel George Peoples, M.D. The trial will measure the rate of relapse after two years in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence. Euroclinic, a private center in Athens, Greece, has commenced Phase I clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. The Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of the Antigen synthetic avian influenza vaccine in April 2007. In addition, Antigen recently entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s novel immunotherapeutic strategy involving RNA interference to modify a patient’s cancer cells to increase their immunogenicity to enable the immune system to fight cancer anywhere in the patient’s body.

Financing

We project that revenues generated from sales of both our glucose and energy spray products in the U.S. and Canada and sales of Generex Oral-lyn™ in Ecuador will not be sufficient for all of our cash needs during fiscal year 2008. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended October 31, 2007, we did not receive any of such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in our the fiscal years ending July 31, 2005 and 2006, we believe that we have secured the funds necessary to continue in the short term with the commercialization of Generex Oral-lyn™ in Ecuador and India, to seek regulatory approval for this product in certain other countries and to pursue late-stage clinical trials of this product in the United States, Canada and Europe. We also project that we will have the funds to support further research and development and limited clinical testing of technology created by Antigen.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the Food and Drug Administration or other regulatory approvals are obtained. Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. We have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also looking into procurement of the reliable insulin supply for our future commercial needs.

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

Generex Oral-lyn™ was approved for importation and commercial sale in India in November 2007. We have entered into a licensing and distribution agreement with Shreya Life Sciences Pvt. Ltd. and are working with Shreya to prepare for the commercial launch of the product in India. We do not expect to receive revenues from the sale of Generex Oral-lyn™ in India in fiscal 2008.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the quarter ended October 31, 2007, approximately 84% of our $3,847,803 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects. During the quarter ended October 31, 2006, approximately 68% of our $1,592,933 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.

Approximately16% or $635,980 of our research and development expenses for the quarter ended October 31, 2007 was related to Antigen's immunomedicine products compared to approximately 32% or $509,408 for the quarter ended October 31, 2006. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations

Three Months Ended October 31, 2007 Compared to Three Months Ended October 31, 2006

Our net loss for the quarter ended October 31, 2007 was $7,221,913 versus $3,658,045 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the increase in research and development activities in connection with Phase III. Our operating loss for the quarter ended October 31, 2007 increased to $7,706,361 compared to $3,980,182 in the first fiscal quarter of 2006. The increase resulted from an increase in general and administrative expenses (to $3,515,920 from $2,352,369), and an increase in research and development expenses (to $3,847,803 from $1,646,415). Our revenues in the first quarter ended October 31, 2007 decreased to $44,713 from $139,005 for the quarter ended October 31, 2006. Our operating loss for the quarter ended October 31, 2007 also included $367,420 in selling and marketing expenses, compared to $88,888 in the same period last year.

The increase in general and administrative expenses for the quarter ended October 31, 2007 is due primarily to the increase of legal, accounting and consulting expenses. Our higher advertising and sponsorship expenses as well as travel expenses and executive compensation also contributed to the increase in the current period compared to the same period last year.

The increase in research and development expenses for the quarter ended October 31, 2007 reflects increased levels of research and development activities in connection with commencement of Phase III clinical trials of Generex Oral-lyn™ in Canada and higher level of clinical activities of Antigen.

Our interest expense in the first fiscal quarter of 2008 decreased to $57,674 compared to interest expense of $294,616 in the first fiscal quarter of 2007 since all of our convertible debentures were repaid prior to the first fiscal quarter of 2008. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $0 in the first fiscal quarter of 2008 compared to $58,518 in the same quarter for the last year. Our interest income decreased to $460,035 in the first fiscal quarter of 2008 compared to $603,772 in the same quarter for the last year primarily due to lower cash and short term investment balances during the current fiscal quarter. We received a slightly higher income from rental operations (net of expense) of $82,087 in the first fiscal quarter of 2008 compared to $71,499 in the same quarter for the last year.

Developments

In September and October 2007, we entered into licensing and distribution agreements with Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd., a leading distributor of North American pharmaceutical and healthcare products in South Africa, for the marketing and distribution of Generex Oral-lyn™ and Glucose RapidSpray ™ in South Africa and six neighboring countries. Under these agreements, we will not receive an upfront license fee, but Adcock Ingram will bear all costs associated with the procurement of governmental approvals for the sale of the products, including any clinical and regulatory costs.

In October 2007, we announced that our Middle Eastern master licensee, Leosons General Trading Company, had filed submissions of the Generex Oral-lyn™ dossier with regulatory agencies in Kuwait, Qatar, Jordan, Yemen, and the United Arab Emirates. The objective of these submissions is to procure requisite governmental approvals for the importation, marketing, distribution, and sale of Generex Oral-lyn™ in those jurisdictions.

In November 2007, Generex Oral-lyn™ became the first non-injectable buccal insulin approved for importation and commercial marketing and sale in India for the treatment of diabetes.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the fiscal quarter ended October 31, 2007, we did not engage in any capital-raising transactions. At October 31, 2007, we had cash and short-term investments of approximately $29.3 million, a decrease of $5.8 million from the balance as of the end of the prior fiscal year. As of October 31, 2007, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also looking into procurement of the reliable insulin supply for our future commercial needs. While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At October 31, 2007, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

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

Contractual Obligations

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,489,568	515,179	2,251,629	722,761	0
Capital Lease Obligations	0	0	0	0	0
Operating Lease Obligations	565,962	116,547	264,348	184,512	555
Purchase Obligations	0	0	0	0	0
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	0	0	0	0	0
Total	$4,055,530	$631,725	$2,515,977	$907,273	$555

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of December 10, 2007 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended October 31, 2007 and 2006, we paid the management company approximately $13,141 and $11,856, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

New Accounting Pronouncements

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of October 31, 2007.

We may from time to time be assessed interest or penalties by major tax jurisdictions, although such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as general and administrative expense.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. On November 15, 2007, the FASB granted a one year deferral for non-financial assets and liabilities to comply with SFAS No. 157, however, the effective date for financial assets remains intact. We are currently evaluating the impact of this statement on our results of operations or financial position.

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

As of October 31, 2007, we had fixed rate debt totaling $3,489,568. This amount consists of the following:

Loan Amount	Interest Rate per Annum
489,567	6.82%
303,543	6.82%
741,239	7.60%
419,120	8.50%
232,557	10%
1,303,542	6.07%
3,489,568	Total

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Shemano Group, Inc. On September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claimed it was entitled to be paid fees pursuant to a finder’s agreement in connection with certain private placements effected by us The arbitration hearing took place in June 2007. In July 2007, the arbitration panel awarded Shemano an aggregate of $1,030,545 in cash in compensatory damages. A third party subsequently initiated an arbitration proceeding claiming an entitlement to 60% of the award. Consequently, we paid 40% of the award to Shemano in September 2007. After the remaining portion of the award ($618,327) was paid in early November 2007 to Shemano, the arbitration proceedings were closed.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2007, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarter ended October 31, 2007, we received nominal revenues from sales of Glucose RapidSpray™ . We did not recognize any revenue from the sale of our oral insulin product in Ecuador in fiscal 2007 and do not expect to receive any until we enter into a final agreement with PharmaBrand to manufacture commercial orders of Generex Oral-lyn™ and to continue its marketing and sales efforts in Ecuador in 2008 with a focus on that portion of the population with the newly identified condition closely related to diabetes known as Impaired Glucose Tolerance (IGT). Individuals with IGT usually do not meet the criteria for the diagnosis of diabetes mellitus but experience abnormally high blood glucose levels several hours after a meal. While Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India in November 2007, we do not expect to receive any revenues from sales of the product in fiscal 2008. We have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor and have begun preparations for commercial launch in India in early 2008 calendar year.

To date, we have not been profitable and our accumulated net loss was $219,222,183 at October 31, 2007. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and has been approved for sale in India and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and GlucoBreak™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador and India. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™, Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™, our technologies and products are at an early stage of development and we cannot expect revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ which is available only in Ecuador and has recently been approved for commercial sale in India and our glucose sprays which are available over-the-counter in retail outlets in the United States and Canada. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable.

Although Generex Oral-lyn™, our proprietary oral insulin spray formulation, has been approved for commercial marketing and sale in Ecuador and India, and our glucose spray products are available for purchase in the United States and Canada, we have yet to manufacture, market and distribute these products on a large-scale commercial basis. We expect to receive nominal revenues from sales of these products in fiscal year 2008. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval has been obtained in Ecuador and, recently, in India. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we expect to begin late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites according to the Phase III clinical plan in early 2008.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer, a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus and Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon.

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. For these reasons, it is possible we will not receive regulatory approval for any prescription pharmaceutical product candidate in any country other than Ecuador and India.

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Quarterly Report regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

Delays in obtaining United States or other foreign approvals for our pharmaceutical products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted in any country other than Ecuador and India, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

One of our most significant competitors, Pfizer, announced in mid-October that it would no longer sell or produce its inhalable form of insulin, marketed as Exubera®, due to disappointing sales and failure to gain traction with patients and physicians. Pfizer also announced that it would discontinue development of a next generation inhaled insulin device. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including: the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

Other direct competitors have development programs underway for inhaled insulin products, which, if approved, could compete against Generex Oral-lyn™. These companies include Novo Nordisk, Eli Lilly Company /Alkermes, Inc, MannKind Corporation, Bentley Pharmaceuticals, Inc. and Abbott Laboratories through its acquisition of Kos Pharmaceuticals, all of which are working on various versions of inhaled insulin products in either a liquid or a dry form. Some products are in late stage clinical testing including Alkermes’s inhalable insulin product (AIR Insulin System™) in Phase III clinical development and Mannkind’s Technosphere® Insulin System also in Phase III clinical development. Other smaller companies, including Emisphere Technologies, Inc., are in various stages of developing oral or buccal insulin formulations.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended October 31, 2007, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2008. During the three months ended October 31, 2007, we issued 50,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended October 31, 2007, we issued 16,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended October 31, 2007, we issued 68,184 shares of common stock to Lyons Capital LLC. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lyons Capital LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended October 31, 2007, we have issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under an agreement with us. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended October 31, 2007.

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

3(ii)	Amended and Restated Bylaws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

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

10.1
Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)

10.2
Summary of Annual Base Salaries of Executive Officers of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)

10.3
Summary of Compensation of the Directors of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 15, 2007)

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

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: December 07, 2007	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: December 07, 2007	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
October 31, 2007
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

3(ii)	Amended and Restated Bylaws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

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

10.1
Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)

10.2
Summary of Annual Base Salaries of Executive Officers of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)

10.3
Summary of Compensation of the Directors of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 15, 2007)

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