Form 10-Q
period 2008-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2008-03-11
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 111,478,091 as of March 6, 2008.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
January 31, 2008 and July 31, 2007		1

Consolidated Statements of Operations -- for the three and six month periods ended January 31, 2008 and 2007, and cumulative from
November 2, 1995 to January 31, 2008		2

Consolidated Statements of Cash Flows -- For the six month
periods ended January 31, 2008 and 2007, and cumulative from
November 2, 1995 to January 31, 2008		3

Notes to Consolidated Financial Statements		5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	23

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Security Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures		32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(UNAUDITED)
	January 31,	July 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,519,987	$21,026,067
Short-term investments	20,182,969	14,011,738
Accounts receivable	102,927	58,264
Inventory	382,512	123,931
Other current assets	442,432	469,210
Total Current Assets	23,630,827	35,689,210

Property and Equipment, Net	1,927,229	2,137,027
Assets Held for Investment, Net	3,882,590	3,693,183
Patents, Net	4,804,795	4,884,984

TOTAL ASSETS	$34,245,441	$46,404,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$5,801,032	$7,156,709
Deferred revenue and rebate liability	103,199	33,314
Current maturities of long-term debt	704,822	84,503
Total Current Liabilities	6,609,053	7,274,526

Long-Term Debt, Net	2,614,450	3,059,286

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized
1,000 shares at January 31, 2008 and July 31, 2007; -0- shares
issued and outstanding at January 31, 2008 and July 31, 2007	--	--
Common stock, $.001 par value; authorized 500,000,000 shares at
January 31, 2008 and July 31, 2007; 111,453,633 and 109,616,518 shares issued and outstanding at January 31, 2008 and July 31, 2007, respectively	111,453	109,616
Additional paid-in capital	249,656,127	247,079,439
Deficit accumulated during the development stage	(225,729,357)	(212,000,270)
Accumulated other comprehensive income	983,715	881,807
Total Stockholders’ Equity	25,021,938	36,070,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$34,245,441	$46,404,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months Ended		(Date of Inception)
	January 31,		January 31,		to January 31,
	2008	2007	2008	2007	2008

Revenues	$65,331	$184,928	$18,904	$45,923	$2,442,056
Sales discounts	(1,991)	(502)	(277)	(502)	(4,222)
Net Revenue	63,340	184,426	18,627	45,421	2,437,834

Cost of Goods Sold	25,585	52,981	5,654	21,466	87,208

Operating Expenses:
Research and development	7,317,427	4,075,015	3,469,624	2,482,082	80,773,891
Research and development -
related party	--	--	--	--	220,218
Selling and marketing	651,918	13,399	284,498	13,399	1,401,255
General and administrative	6,602,793	5,501,690	3,086,873	3,006,951	96,642,211
General and administrative -
related party	--	--	--	--	314,328
Total Operating Expenses	14,572,138	9,590,104	6,840,995	5,502,432	179,351,903

Operating Loss	(14,534,383)	(9,458,659)	(6,828,022)	(5,478,477)	(177,001,277)

Other Income (Expense):
Miscellaneous income (expense)	--	--	--	--	196,193
Income from Rental Operations, net	170,411	147,806	88,324	79,189	1,091,339
Interest income	751,507	1,204,897	291,472	601,125	7,093,965
Interest expense	(116,622)	(566,898)	(58,948)	(275,164)	(43,718,637)
Loss on extinguishment of debt	--	(180,825)	--	(122,307)	(14,134,068)

Net Loss Before Undernoted	(13,729,087)	(8,853,679)	(6,507,174)	(5,195,634)	(226,472,485)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Loss	(13,729,087)	(8,853,679)	(6,507,174)	(5,195,634)	(223,434,300)

Preferred Stock Dividend	--	--	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(13,729,087)	$(8,853,679)	$(6,507,174)	$(5,195,634)	$(225,729,357)

Basic and Diluted Net Loss Per
Common Share	$(.12)	$(.08)	$(.06)	$(.05)

Weighted Average Number of Shares
of Common Stock Outstanding	110,502,721	107,884,535	110,945,413	108,160,528

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

		Cumulative From
		November 2, 1995
For the Six Months Ended		(Date of Inception)
January 31,		to January 31,
2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(13,729,087)	$(8,853,679)	$(223,434,300)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	599,644	577,206	6,481,590
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	3,097	171,506
Loss on disposal of property and equipment	--	--	911
Loss on extinguishment of debt	--	180,826	14,134,069
Common stock issued as employee compensation	1,002,699	183,000	3,296,279
Common stock issued for services rendered	1,054,661	354,389	8,050,977
Amortization of prepaid services in conjunction with common
stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	--	--	7,272,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	--	--	1,482,879
Amortization of discount on convertible debentures	--	435,087	18,930,427
Common stock issued as interest payment on convertible
debentures	--	15,716	284,459
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with short-term refinancing of
long-term debt	--	--	113,274
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	(51,281)	(110,104)	(107,961)
Miscellaneous receivables	--	--	43,812
Inventory	(247,815)	(44,087)	(365,317)
Other current assets	16,200	(177,291)	(112,513)
Accounts payable and accrued expenses	(922,649)	(341,258)	10,405,466
Deferred revenue	69,384	15,475	102,415
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(12,208,244)	(7,761,623)	(130,096,521)

The Notes to Consolidated Financial Statements are an integral part of these statements.

		Cumulative From
		November 2, 1995
For the Six Months Ended		(Date of Inception)
January 31,		to January 31,
2008	2007	2008

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,499)	(77,208)	(4,538,910)
Costs incurred for patents	(118,277)	(105,302)	(1,935,879)
Change in restricted cash	--	--	45,872
Proceeds from maturity of short term investments	11,829,420	17,488,782	169,912,229
Purchases of short-term investments	(18,000,651)	(11,413,110)	(190,095,198)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	30,795	(176,092)	(672,495)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	(6,261,212)	5,717,070	(30,584,116)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	--	2,005,609
Repayment of long-term debt	(44,056)	(34,773)	(1,896,425)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	--	125,000	44,015,049
Proceeds from exercise of stock options	49,290	176,983	4,603,416
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	20,254,930
Repayments of convertible debentures	--	(76,923)	(635,757)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	80,283,719
Purchase and retirement of common stock	--	--	(119,066)
Net Cash Provided by Financing Activities	5,234	190,287	163,213,042

Effect of Exchange Rates on Cash	(41,858)	(13,025)	(12,418)

Net Increase (Decrease) in Cash and Cash Equivalents	(18,506,080)	(1,867,291)	2,519,987

Cash and Cash Equivalents, Beginning of Period	21,026,067	38,208,493	--

Cash and Cash Equivalents, End of Period	$2,519,987	$36,341,202	$2,519,987

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the six- and three-month periods may not be indicative of the results for the entire year.

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

3.	Effects of Recent Accounting Pronouncements
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of January 31, 2008.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however, the effective date for financial assets remains intact. The Company is currently evaluating the impact of this statement on its results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value.  The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs.  Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. The Company is currently evaluating this pronouncement in connection with SFAS 157.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of this statement on its results of operations or financial position.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. The Company is currently evaluating the impact of this statement on its results of operations or financial position.

4.	Stock-Based Compensation
As of January 31, 2008, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”). Restricted shares can only be issued under the 2006 Plan. At January 31, 2008, there were 2,000,000, 2,643,490 and 8,012,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

The 2000, 2001 and 2006 Plans (collectively, the “Plans”) are administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

The Plans provide that options may or may not be Incentive Stock Options (“ISOs”) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.” The options granted by the Board in connection with its adoption of the Plans are Non-Qualified Options. In addition, the 2006 Plan also provides for restricted stock grants.

The following information relates to stock options that have been granted under the Company’s stockholder-approved incentive plans. The stock option exercise price is typically granted at 100 percent of the fair market value on the date the options are granted. Options may be exercised for a period of five years commencing on the date of grant and vest from zero to two years from the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model. In the case of restricted stock grants under the 2006 Plan, fair market value of the shares is the market price.

No options were granted to employees during the six months ended January 31, 2008.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The summary of the stock option activity for the six months ended January 31, 2008 is as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2007	7,962,638	$0.94
Granted	--	$--
Forfeited or expired	(1,490,000)	$2.10
Exercised	(31,000)	$1.59
Outstanding, January 31, 2008	6,441,638	$0.67	1.70	$4,670,131
Exercisable, January 31, 2008	6,441,638	$0.67	1.70	$4,670,131

Grant Date Fair Value of Forfeited or Expired Options				$1.56
Total Intrinsic Value of Options Exercised				$7,750

As of January 31, 2008, all stock options outstanding are vested. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

During the six month ended January 31, 2008, 396,000 shares of restricted and 150,000 shares of unrestricted common stock were granted to employees, consultants and advisors under the 2006 Plan fair valued at $828,920 and has been included in the statement of operations (see Note 10). These shares were fully vested on the date of grant.

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers. The fair value of these shares based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers. A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant. The following table summarizes the Company’s non-vested restricted stock activity for the three months ended January 31, 2008:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value

Non-vested stock, August 1, 2007	--	$--
Granted	550,000	1.51
Vested	(312,500)	1.51
Forfeited	--	--
Non-vested stock, January 31, 2008	237,500	$1.51

As of January 31, 2008, approximately $235,000 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 1.75 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the six months ended January 31, 2008 and 2007, was $13,627,179 and $8,952,888, respectively, and for the three months ended January 31, 2008 and 2007, was $6,639,645 and $5,312,527, respectively.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	January 31,	July 31,
	2008	2007

Accounts Payable	$2,770,624	$1,791,080
Research and Development	1,377,932	1,956,049
Executive Compensation	1,523,124	2,252,978
Financial Services	129,352	1,156,602
Total	$5,801,032	$7,156,709

7.	Pending Litigation
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
Basic EPS and Diluted EPS for the six and three months ended January 31, 2008 and 2007 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants, options and non-vested restricted stock, approximately 20,758,296 incremental shares, at January 31, 2008 have been excluded from the computation of Diluted EPS as they are anti-dilutive. All outstanding warrants, options and shares issuable upon conversion of convertible debentures, approximately 23,647,730 incremental shares, at January 31, 2007 have been excluded from the computation of Diluted EPS as they are anti-dilutive.

9.	Supplemental Disclosure of Cash Flow Information
	For the Six Months Ended
	January 31,
	2008	2007
Cash paid during the period for:
Interest	$116,666	$137,696
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accrued
executive compensation	$471,875	$--
Principal repayment of convertible debentures through the
of common stock	$--	$384,616
Issuance of common stock in conjunction with convertible
debenture conversion	$--	$52,554

10.	Stockholders’ Equity
During the six months ended January 31, 2008, the Company issued 677,623 shares of common stock to various consultants for services rendered in the amount of $1,054,661. The shares were valued at $1.34 to $1.84 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2008, the Company issued 578,492 shares of common stock valued at $879,421 as employee compensation including 546,000 shares issued under 2006 Stock Option Plan (see Note 4). The shares were valued at $1.36 to $1.75 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2008, the Company issued 550,000 shares of restricted common stock valued at $830,500 as executive compensation to officers of the Company, 312,500 shares of which were issued as satisfaction of accrued executive compensation amounting to $471,875. The shares were valued at $1.51 per share based on the quoted market price of the Company’s common stock on the dates of the issuances. These shares vest over a period of two years from the date of the grant (see Note 4).

During the six months ended January 31, 2008, the Company received aggregate cash proceeds of $49,290 from exercises of stock options. The Company issued 31,000 shares of common stock as a result of these transactions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The issuances of common stock as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance for services	677,623	$678	$1,053,983	$1,054,661
Issuance as employee compensation	578,492	578	878,843	879,421
Issuance as executive compensation	550,000	550	(550)	--
Stock-based executive compensation	--	--	123,276	123,276
Issuance in satisfaction of accrued
executive compensation	--	--	471,875	471,875
Stocks options exercised for cash	31,000	31	49,259	49,290
Total	1,837,115	$1,837	$2,576,686	$2,578,523

11.	Subsequent Events

In February, 2008, a securities broker-dealer and investment bank filed a complaint against the Company in the Supreme Court of the State of New York alleging breach of a business advisory agreement and seeking cash, stock, and warrant compensation.  The Company has not yet filed an answer to the complaint; we are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and six-month periods ended January  31, 2008. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2007, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2008.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2008 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," “anticipates,” "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

We are a development stage company. From inception through the end of the year ended July 31, 2006, we have received only limited revenues from operations. Pursuant to a development and license agreement that we entered into with Eli Lilly and Company in September 2000 and terminated as of June 2003, we received a $1,000,000 upfront payment. In the fiscal year ended July 31, 2007, we received approximately $136,448 in revenues from sales of Glucose RapidSpray™. In the six-month period ending January 31, 2008, we received approximately $63,340 in revenues from sales of Glucose RapidSpray™. This number does not reflect deferred sales to the customers during this period with the right of return.

Strategy

Generex Oral-lyn™

In fiscal 2008, our efforts will focus on enrolling patients and dosing of late-stage clinical trials of Generex Oral-lyn™ in the United States, Canada, Europe and certain countries in Eastern Europe including Russia, Ukraine, Bulgaria and Romania and assisting our Indian licensee with preparation for the commercialization of Generex Oral-lyn™ in India.

We have identified key vendors for the management of Phase III clinical trials of Generex Oral-lyn™ and have selected centers to conduct such trials in the United States, Canada, Europe and Eastern Europe. In anticipation of undertaking late-stage clinical trials globally, we have engaged consultants to assist with the design and implementation of clinical trials and regulatory strategies and have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™. We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ device components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™. Patient enrollment has begun at some of the sites with the first dosing taking place in April 2008 and is expected expand to several global centers over the course of the study. The primary objective of the study is to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. We expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the U.S. Food and Drug Administration (FDA).

In early November 2007, Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India for the treatment of diabetes by the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. In connection with this approval, we entered into a Product Licensing and Distribution Agreement with Shreya Life Sciences Pvt. Ltd., a leading Indian-based pharmaceutical company and the fourth largest distributor of insulin in the Indian insulin product market. We are working with Shreya to prepare for the commercial launch of Generex Oral-lyn™ in India in the second calendar quarter of 2008. Preparations include marketing plans and post-approval clinical studies. We do not expect to receive revenues from the sale of this product in India in fiscal 2008.

In fiscal 2008, we also plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other countries using the approved Ecuadorian dossier. Our business partner for the commercialization of Generex Oral-lyn™ in Ecuador, PharmaBrand, S.A., expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador later in 2008. We are also working with PharmaBrand to expand extant production facilities to meet the anticipated demand for the product in India and other jurisdictions where governmental approvals are pending. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of transitioning PharmaBrand’s role into one of a third-party manufacturer with distribution rights for Ecuador. PharmaBrand has generated some commercial sales of Generex Oral-lyn™ in Ecuador to date. While we expect to receive revenues from such sales sometime in fiscal 2008, we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive licensing and distribution agreement with PharmaBrand.

Pursuant to a licensing and distribution agreement with a multinational distributor, we have submitted applications for registration of Generex Oral-lyn™ to some of the public health authorities in the Middle East, but no approvals have been forthcoming to date except for a limited, pharmacy specific importation license in the United Arab Emirates to import Generex Oral-lyn™ into Abu Dhabi. We terminated the licensing and distribution agreement with the Armenian Development Agency (the “ADA”) and Canada Armenia Trading House Ltd. (“CATH”) relating to the regulatory approval and commercialization of Generex Oral-lyn™ in Armenia, Georgia, and Kazakhstan as of January 16, 2008, but we are continuing to prosecute the registration submitted to public health authorities in Armenia.

We face competition from other providers of alternate forms of insulin. One of our most significant competitors, Pfizer, announced in October 2007 that it would no longer sell or produce its inhalable form of insulin, marketed as Exubera®, due to disappointing sales and failure to gain acceptance with patients and physicians. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including: the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™

With the recent launch of commercial sales of our over-the-counter oral glucose and energy spray products, GlucoBreak™ and BaBOOM!™ Energy Spray, in retail outlets in the United States and Canada, we expect to receive increased revenues from product sales in fiscal 2008. We plan to achieve this by increasing our over-the-counter product line to three products - the two products mentioned above and Glucose RapidSpray™ - and expanding our existing distribution channels. In addition, we will increase our advertising and marketing efforts of our products and expand the availability of our products from North America to the rest of the world. This strategy has already been implemented by the execution of licensing and distribution agreements with Leosons General Trading Company for the distribution and sale of our over-the-counter products in 15 Middle Eastern countries and Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd. for the distribution and sale of Glucose RapidSpray ™ in South Africa and six neighboring countries. In December 2007, we received a $400,000 purchase order for our over-the-counter products, including Glucose Rapid Spray™, from Leosons General Trading Company. We are currently in the process of filing the order.

Metformin Gum Product/Strategic Alliance

During fiscal 2008, we expect to continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity, which we anticipate to be a prospective companion product for Generex Oral-lyn™. Fertin Pharma is in the process of producing clinical materials for a bioequivalence Phase I study which is expected to commence before the end of calendar year 2008.

Immunomedicine Technology and Products

We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with stage II HER-2/neu positive breast cancer and patients with prostate cancer and against avian influenza. The Phase II clinical trial of the Antigen peptide vaccine in breast cancer patient commenced patient dosing in May 2007. This trial is being conducted with the United States Military Cancer Institute Clinical Trials Group under the direction of Colonel George Peoples, M.D. The trial will measure the rate of relapse after two years in breast cancer patients who have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence. Patient dosing for Phase I clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer is currently underway at two hospital sites in Athens, Greece. The Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of the Antigen synthetic avian influenza vaccine in April 2007 that is currently ongoing. In addition, Antigen entered into an agreement with Drs. Daopei Lu and Chunrong Tong and Beijing Daopei Hospital in Beijing, China to conduct a Phase I clinical study using Antigen’s novel immunotherapeutic strategy involving RNA interference to develop a cancer cell vaccine for use in patients with acute myeloid leukemia. In February 2008, some preliminary pre-clinical work commenced under this clinical trial agreement.

Financing

We project that revenues generated from sales of both our glucose and energy spray products in the U.S. and Canada and sales of Generex Oral-lyn™ in Ecuador will not be sufficient for all of our cash needs during fiscal year 2008. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended January 31, 2008, we did not receive any of such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through equity and debt financings with a limited group of investors. We believe that the terms of such financings were favorable to us. Through the financing transactions that we closed in the fiscal years ending July 31, 2005 and 2006, we believe that we have secured the funds necessary to continue in the short term to pursue late-stage clinical trials of Generex Oral-lyn™ in the United States, Canada and Europe, to pursue the commercialization of this product in Ecuador and India, and to seek regulatory approval for this product in certain other countries. We also project that we will have the funds to support further research and development and limited clinical testing of technology created by Antigen.

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

During the last six months, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. PharmaBrand handled the commercial launch of Generex Oral-lyn™ in Ecuador in June 2006. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities.

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

During the six months ended January 31, 2008, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2008, approximately 82% of our $7,317,427 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects. During the six months ended January 31, 2007, approximately 69% of our $4,075,015 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.

Approximately 18% or $1,310,155 of our research and development expenses for the six months ended January 31, 2008 was related to Antigen's immunomedicine products compared to approximately 31% or $1,242,950 for the six months ended January 31, 2007. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Because of the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations
Three Months Ended January 31, 2008 Compared to Three Months Ended January 31, 2007

Our net loss for the quarter ended January 31, 2008 was $6,507,174 versus $5,195,634 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the increase in research and development activities in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe. Our operating loss for the quarter ended January 31, 2008 increased to $6,828,022 compared to $5,478,477 in the second fiscal quarter of 2007. The increase resulted from an increase in research and development expenses (to $3,469,624 from $2,482,082), an increase in selling and marketing expenses (to $284,498 from $13,399), and a slight increase in general and administrative expenses (to $3,086,873 from $3,006,951). Our revenues in the second quarter ended January 31, 2008 decreased to $18,627 from $45,421 for the quarter ended January 31, 2007.

The small increase in general and administrative expenses for the quarter ended January 31, 2008 is due primarily to a modest increase in accounting, financial and consulting expenses despite a modest decrease of legal expenses, advertising and sponsorship expenses and travel expenses. as compared to the same period last year

The increase in research and development expenses for the quarter ended January 31, 2008 reflects increased levels of research and development activities in connection with preparation for commencement of Phase III clinical trials of Generex Oral-lyn™ in Canada, the United States, Europe and Eastern Europe.

Our interest expense in the second fiscal quarter of 2008 decreased to $58,948 compared to interest expense of $275,164 in the second fiscal quarter of 2007 since all of our convertible debentures were repaid prior to the first fiscal quarter of 2008. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $0 in the second fiscal quarter of 2008 compared to $122,307 in the same quarter for the last year. Our interest income decreased to $291,472 in the second fiscal quarter of 2008 compared to $601,125 in the same quarter for the last year primarily due to lower cash and short term investment balances during the current fiscal quarter and lower market interest rates. We received a slightly higher income from rental operations (net of expense) of $88,324 in the second fiscal quarter of 2008 compared to $79,189 in the same quarter for the last year.

Results of Operations
Six Months Ended January 31, 2008 Compared to Six Months Ended January 31, 2007

Our net loss for the six months ended January 31, 2008 was $13,729,087 versus $8,853,679 in the corresponding six-month period of the prior fiscal year. The increase in net loss in this six-month period versus the corresponding six-month period of the prior fiscal year is primarily due to the increase in research and development expenses in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe. This increase was significantly reduced by the decrease in interest expense and loss on extinguishment of debt incurred in connection with convertible debentures entered into during the 2006 fiscal year. Our operating loss for the six months ended January 31, 2008 increased to $14,534,383 compared to $9,458,659 in the corresponding six-month period ended January 31, 2007. The increase resulted from an increase in research and development expenses (to $7,317,427 from $4,075,015) and increases in general and administrative expenses (to $6,602,793 from $5,501,690) and selling expenses (to $651,918 from $13,399). Our net revenues decreased to $63,340 in the six months ended January 31, 2008 from $184,426 in the six months ended January 31, 2007. The decrease in net revenue is attributable to grant revenue received by Antigen in 2007 and reduction in sales of Glucose RapidSpray™ in 2008 compared to stocking sales in the same period last year.

The increase in research and development expenses for the six-month period ended January 31, 2008 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials. The increase in general and administrative expenses reflects the increase in legal, financial, consulting expenses and an increase in executive compensation due to non-cash bonuses. The increase was offset by the reduction in accounting, advertising and travel expenses. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ that began in fiscal 2007.

Our interest expense in the six-month period ended January 31, 2008 decreased to $116,622 compared to interest expense of $566,898 in the six-month period ended January 31, 2007 due to no convertible debentures outstanding during fiscal 2008. Our loss on extinguishment of debt, also incurred in connection with convertible debentures, was $0 in the six-month period ended January 31, 2008 compared to $180,825 in the six-month period ended January 31, 2007. Our interest income decreased to $751,507 in the six-month period ended January 31, 2008 compared to $1,204,897 in the same period in the last fiscal year primarily due to lower cash and short term investment balances during the current six-month period and lower interest rates. We received a slightly higher income from rental operations (net of expense) of $170,411 in the six months ended January 31, 2008 compared to $147,806 in the six months ended January 31, 2007.

Developments

In November 2007, Generex Oral-lyn™ became the first non-injectable buccal insulin approved for importation and commercial marketing and sale in India for the treatment of diabetes.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

During the fiscal quarter ended January 31, 2008, we did not engage in any capital-raising transactions. At January 31, 2008, we had cash and short-term investments of approximately $22.7 million, a decrease of $12.3 million from the balance as of the end of the prior fiscal year. As of January 31, 2008, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also looking into procurement of the reliable insulin supply for our future commercial needs. While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

At January 31, 2008, the following warrants issued under the auspices of the Securities Purchase Agreement dated November 10, 2004 and amendments thereto and the Securities Purchase Agreement dated June 1, 2006 were outstanding:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Exercise Date	Expiration Date
January 23, 2006	622,226	$1.60	June 2, 2006	July 22, 2011
February 27, 2006	4,770,617	$3.00	August 27, 2006	August 27, 2011
February 28, 2006	172,120	$1.25	August 31, 2006	August 31, 2011
March 1, 2006	800,000	$3.00	September 6, 2006	September 6, 2011
June 1, 2006	2,560,980	$2.45	June 1, 2006	June 1, 2011
June 2, 2006	3,273,144	$2.35	June 2, 2006	June 2, 2011

*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

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

Inventory.Inventories are stated at the lower of cost or market with cost determined using the first-in first-out method. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, inventories shelf life and current market conditions when determining whether the lower cost or market is used. As appropriate, a provision is recorded to reduce inventories to their net realizable value. Inventory also includes the cost of products sold to the customers with the rights of return.

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

Contractual Obligations

The following table of contractual obligations as of January 31, 2008 includes interest obligations.

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	3,724,774	917,637	2,110,232	696,905	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	533,080	152,743	235,035	145,302	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$4,257,854	$1,070,380	$2,345,267	$842,207	-

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of March 11, 2008 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended January 31, 2008 and 2007, we paid the management company approximately $13,141 and $11,464, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of January 31, 2008.

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

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. We are currently evaluating the impact of this statement on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We are currently evaluating the impact of this statement on our results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited. We are currently evaluating the impact of this statement on our results of operations or financial position.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks associated with changes in the exchange rates between U.S. and Canadian currencies and with changes in the interest rates related to our fixed rate debt. We do not believe that any of these risks will have a material impact on our financial condition, results of operations and cash flows.

At the present time, we maintain our cash in short-term government or government guaranteed instruments, short-term commercial paper, interest bearing bank deposits or demand bank deposits which do not earn interest. A substantial majority of these instruments and deposits are denominated in U.S. dollars, with the exception of funds denominated in Canadian dollars on deposit in Canadian banks to meet short-term operating needs in Canada. At the present time, with the exception of professional fees and costs associated with the preparation for commencement of clinical trials in the United States and Europe, substantially all of our operating expense obligations are denominated in Canadian dollars. We do not presently employ any hedging or similar strategy intended to mitigate against losses that could be incurred as a result of fluctuations in the exchange rates between U.S. and Canadian currencies.

As of January 31, 2008, we had fixed rate debt totaling $3,319,272. This amount consists of the following:

Loan Amount	Interest Rate per Annum
468,991	6.82%
284,855	6.82%
704,901	7.60%
404,155	8.50%
217,465	10%
1,238,905	6.07%
3,319,272	Total

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

Subash Chandarana et al. v. Generex Biotechnology Corporation. In February 2001, a former business associate of Pankaj Modi ("Modi") (a former officer of the Company) and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and Modi that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by CTI. The three patents are entitled Liquid Formulations for Proteinic Pharmaceuticals, Vaccine Delivery System for Immunization, Using Biodegradable Polymer Microspheres, and Controlled Releases of Drugs or Hormones in Biodegradable Polymer Microspheres. It is our position that the buccal drug delivery technologies which are the subject matter of our research, development, and commercialization efforts, including Generex Oral-lyn™ and the RapidMist™ Diabetes Management System, do not make use of, are not derivative of, do not infringe upon, and are entirely different from the intellectual property identified in the plaintiffs’ statement of claim. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The court granted our motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Modi and us. We opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and us. A statement of claim was served in July 2004. Since that time, the plaintiffs have not taken any steps in furtherance of the proceeding. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

Newbridge Securities Corporation v. Generex Biotechnology Corporation.  In February, 2008, a securities broker-dealer and investment bank filed a complaint against the Company in the Supreme Court of the State of New York alleging breach of a business advisory agreement and seeking cash, stock, and warrant compensation.  The Company has not yet filed an answer to the complaint; we are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarter ended January 31, 2008, we received nominal revenues from sales of Glucose RapidSpray™. We did not recognize any revenue from the sale of our oral insulin product in Ecuador in fiscal 2007 and do not expect to receive any until we enter into a final agreement with PharmaBrand to manufacture commercial orders of Generex Oral-lyn™ and to continue its marketing and sales efforts in Ecuador in 2008 with a focus on that portion of the population with the newly identified condition closely related to diabetes known as Impaired Glucose Tolerance (IGT). Individuals with IGT usually do not meet the criteria for the diagnosis of diabetes mellitus but experience abnormally high blood glucose levels several hours after a meal. While Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India in November 2007, we do not expect to receive any revenues from sales of the product in fiscal 2008. We have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor and have begun assisting them with preparations for commercial launch in India sometime in 2008. In January 2008, we commenced a marketing campaign with a presentation to key opinion leaders and endocrinologists at a meeting in Mumbai, India.

To date, we have not been profitable and our accumulated net loss was $225,729,357 at January 31, 2008. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval has been obtained in Ecuador and, recently, in India. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we expect to begin late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites according to the Phase III clinical plan in 2008.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer, a Phase I clinical trial in patients with prostate cancer, a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus and Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended January 31, 2008, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2008. During the three months ended January 31, 2008, we issued 50,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2008, we issued 24,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2008, we issued 68,184 shares of common stock to Lyons Capital LLC pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lyons Capital LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2008, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

In November 2007, we issued an aggregate of 326,255 shares of our restricted common stock to Nectid Inc. in consideration of the achievement of certain milestones pursuant to the terms of our consulting agreement dated as of July 26, 2007 with Nectid. Under this agreement, Nectid assisted us in early November 2007 in procuring governmental approval for the importation, marketing, distribution, and sale of Generex Oral-lyn in India. This agreement was terminated in accordance with its terms on December 1, 2007. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Nectid is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended January 31, 2008.

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

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: March 11, 2008	By:	/s/ Anna E. Gluskin
Anna E. Gluskin President and Chief Executive Officer

Date: March 11, 2008	By:	/s/ Rose C. Perri
Rose C. Perri Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
January 31, 2008
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