Form 10-K/A
period 2007-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2008-03-13
CIK 1059784

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
Yes ☑                   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐	Smaller reporting company ☐

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

At March 6, 2008, there were 111,478,091 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2007 and Amendment No. 1 thereto filed with the Securities and Exchange Commission on November 28, 2007.

Generex Biotechnology Corporation
Form 10-K/A
Amendment No. 2
July 31, 2007

Table of Contents

		Page

Part I
Item 3.	Legal Proceedings.	2

Part II
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	3
Item 8.	Financial Statements and Supplementary Data.	11

Part IV
Item 15.	Exhibits and Financial Statement Schedules.	13

Signatures		14
Schedule II		15

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

i

Explanatory Note

This Amendment No. 2 (“Amendment”) to the Company’s Annual Report on Form 10-K for the year ended July 31, 2007 (the “Annual Report”) is being filed for the purpose of amending portions of the Annual Report pursuant to comments of the Securities and Exchange Commission staff as follows: (i) to add a brief description of the patents and their significance to the Company’s business to the disclosure relating to Subash Chandarana et al. v. Generex Biotechnology Corporation in Part I, Item 3 - Legal Proceedings, (ii) to include interest obligations in the table of Contractual Obligations in Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, (iii) to amend the report of the independent registered public accounting firm set forth in Part II, Item 8 - Financial Statements and Supplementary Data solely to include the firm’s opinion on the Company’s statements of income, cash flows, and stockholders’ equity for the period from November 2, 1995 (date of inception) to July 31, 2007. The financial statements of the Company and subsidiaries (a development stage enterprise) to which the report of the independent registered public accounting firm relates are not being amended or restated and appear in this Amendment solely to comply with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Part IV , Item 15 - Exhibits and Financial Statement Schedules is included to reflect that the consent of the Company’s independent registered public accounting firm, Danziger Hochman Partners LLP, and new certifications of the Company’s chief executive and chief financial officers pursuant to Rule 13a-14(a) or 15(d)-14(a) and Rule 13a-14(b) or 15(d)-14(b) of the Exchange Act are filed with this Amendment. The consent of the Company’s predecessor auditor, BDO Dunwoody, LLP, is not included herewith on the basis that no changes have been made to the Company’s consolidated financial statements included in this Amendment. BDO Dunwoody, LLP’s consent was included with the Annual Report when it was initially filed.

Except for the changes to the Annual Report described above, this Amendment does not amend or update the Annual Report in any respect and, accordingly, this Amendment should be read in conjunction with filings we have made with the Securities and Exchange Commission subsequent to October 15, 2007, the date of the original filing of the Annual Report.

PART I.

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

Shemano Group, Inc. On September 26, 2006, Shemano Group, Inc. initiated a National Association of Securities Dealers arbitration proceeding against us. Shemano claimed it was entitled to be paid fees pursuant to a finder’s agreement in connection with certain private placements effected by us. The arbitration hearing took place in June 2007 and in July 2007 the arbitration panel awarded Shemano an aggregate of $1,030,545 in cash in compensatory damages. A third party subsequently initiated an arbitration proceeding claiming an entitlement to 60% of the award. Consequently, we paid 40% of the award to Shemano in September 2007. We are currently seeking a ruling from the court to deposit the remaining portion of the award ($618,327) with the court in respect of the new arbitration proceeding.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2005, 2006 and 2007. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Amendment No. 2 to the Annual Report on Form 10-K/A and the information discussed in Part I, Item 1A - Risk Factors of the Annual Report on Form 10-K for the year ended July 31, 2007.

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

In April 2007, we entered into a licensing and distribution agreement with Leosons General Trading Company, a leading distributor of North American pharmaceutical and healthcare products in the Middle East, for the commercialization of Generex Oral-lyn™ in 15 Middle Eastern countries, including Saudi Arabia and the United Arab Emirates. Under this agreement, we will not receive an upfront license fee, but Leosons will bear all costs associated with the procurement of governmental approvals for the sale of the product, including any clinical and regulatory costs. Leosons is obligated to file all requisite applications for such approvals by the fall of 2007. In April 2007, we also entered into a licensing and distribution agreement with Leosons for the distribution of Glucose RapidSpray™ in the same 15 Middle Eastern countries.

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

In September 2007, we entered into a licensing and distribution agreement with Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd., a leading distributor of North American pharmaceutical and healthcare products in South Africa, for the marketing and distribution of Glucose RapidSpray ™ in South Africa and six neighboring countries. Under this agreement, we will not receive an upfront license fee, but Adcock Ingram will bear all costs associated with the procurement of governmental approvals for the sale of the product, including any clinical and regulatory costs.

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

Contractual Obligations

The following table of contractual obligations as of July 31, 2007 includes interest obligations.

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,628,837	302,888	2,640,216	685,733	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	589,211	148,823	256,079	183,812	497
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$4,218,048	$451,711	$2,896,295	$869,545	$497

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

Item 8.  Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firms	F-1-F-3

Consolidated Balance Sheets July 31, 2007 and 2006	F-4

Consolidated Statements of Operations For the Years Ended July 31, 2007, 2006 and 2005 and Cumulative From Inception to July 31, 2007	F-5

Consolidated Statements of Changes in Stockholders’ Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2007	F-6-F-17

Consolidated Statements of Cash Flows For the Years Ended July 31, 2007, 2006 and 2005 and Cumulative From Inception to July 31, 2007	F-18

Notes to Consolidated Financial Statements	F-19-F-46

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a development stage company) as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period November 2, 1995 (date of inception) to July 31, 2007. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period November 2, 1995 (date of inception) to July 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

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

/s/ BDO Dunwoody LLP
Toronto, Ontario
September 30, 2005

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$21,026,067	$38,208,493
Short-term investments	14,011,738	14,372,653
Accounts receivable	58,264	--
Inventory	123,931	--
Other current assets	469,210	237,752
Total Current Assets	35,689,210	52,818,898

Property and Equipment, Net	2,137,027	2,585,744
Assets Held for Investment, Net	3,693,183	3,602,773
Patents, Net	4,884,984	5,097,827

TOTAL ASSETS	$46,404,404	$64,105,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,156,709	$5,444,790
Deferred revenue	33,314	--
Current maturities of long-term debt	84,503	428,059
Convertible debentures, net of debt discount of $-0- and $608,737
at July 31, 2007 and 2006, respectively	--	160,494
Total Current Liabilities	7,274,526	6,033,343

Long-Term Debt, Net	3,059,286	2,608,105

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value;
authorized 1,000 shares at July 31, 2007 and 2006; -0- and 1,000 shares
issued and outstanding at July 31, 2007 and 2006, respectively	--	1
Common stock, $.001 par value; authorized 500,000,000 shares at July 31, 2007 and 2006; 109,616,518 and 107,398,360 shares issued and outstanding at
July 31, 2007 and 2006, respectively	109,616	107,397
Additional paid-in capital	247,079,439	243,097,627
Deficit accumulated during the development stage	(212,000,270)	(188,495,312)
Accumulated other comprehensive income	881,807	754,081
Total Stockholders’ Equity	36,070,592	55,463,794

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,404,404	$64,105,242

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,			Cumulative From November 2, 1995 (Date of Inception) to July 31,
	2007	2006	2005	2007

Revenues	$182,429	$175,000	$392,112	$2,376,725
Sales discounts	(2,231)	--	--	(2,231)
Net Revenue	180,198	175,000	392,112	2,374,494

Cost of Goods Sold	61,623	--	--	61,623

Operating Expenses:
Research and development	11,983,626	6,554,393	7,750,731	73,456,464
Research and development -
related party	--	--	--	220,218
Selling and marketing	693,309	56,028	--	749,337
General and administrative	12,317,742	12,270,562	11,199,802	90,039,418
General and administrative -
related party	--	--	--	314,328
Total Operating Expenses	24,994,677	18,880,983	18,950,533	164,779,765

Operating Loss	(24,876,102)	(18,705,983)	(18,558,421)	(162,466,894)

Other Income (Expense):
Miscellaneous income (expense)	--	500	70,345	196,193
Income from Rental Operations, net	277,474	236,521	185,857	920,928
Interest income	2,180,380	767,598	22,868	6,342,458
Interest expense	(849,548)	(37,715,275)	(4,376,043)	(43,602,015)
Loss on extinguishment of debt	(237,162)	(12,550,565)	(1,346,341)	(14,134,068)

Net Loss Before Undernoted	(23,504,958)	(67,967,204)	(24,001,735)	(212,743,398)

Minority Interest Share of Loss	--	--	--	3,038,185

Net Loss	(23,504,958)	(67,967,204)	(24,001,735)	(209,705,213)

Preferred Stock Dividend	--	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(23,504,958)	$(67,967,204)	$(24,001,735)	$(212,000,270)

Basic and Diluted Net Loss Per
Common Share	$(.22)	$(.90)	$(.66)

Weighted Average Number of Shares
of Common Stock Outstanding	108,416,023	75,416,234	36,537,318

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance November 2, 1995
(Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash,
February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash,
February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash,
February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash,
March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash,
April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash,
May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash,
May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash,
May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash,								-
July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777		-	-	13,383
Issuance of common stock for cash,
July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash,
July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash,
July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common
stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624
Issuance of common stock for cash,
September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash,
December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash,
January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash,
March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash,
May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash,
May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common
stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash,
May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash,
June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash,
June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash,
June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash,
June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash,
July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common
stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998 reverse merger between GBC-Delaware, Inc. and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March 1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April 1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May 1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June 1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June 1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299
Issuance of common stock for cash, August 1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August 1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash, September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash, September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August - October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash, November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash, November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash, November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange for services rendered, November 1998 - January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash, November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash, November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash, February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash, March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash, April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000
Issuance of warrants in exchange for services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500
Issuance of warrants in exchange for services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash, May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50	-	-	388,375	389	-		1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered, June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
Adjustment for exercise of warrants recorded June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash, September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement, January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered, January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services, June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement, October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December 2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December 2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement, January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash, February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000
Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750
Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement, July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered, July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered, July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash,
August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash
October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee
compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash
March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash
April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash									-
July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation, January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002, $2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement, May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation, June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003, $2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services, November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement, January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement, July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services, Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing, Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004 $25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of $143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000
Issuance of common stock in satisfaction of accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of $300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of
$410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of $190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures, July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services, July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of $504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of $286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of $457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of $211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of $150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of $457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of $307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of $300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of $500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of $113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of $297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945
Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of $100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000, October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of $42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of $230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of $1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of $4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing, $3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of $82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of $617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing, $4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000, January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of $850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation, December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of $950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of $1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of $2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of $500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of $200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of $384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of $307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of $423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of $923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2007

	SVR Preferred Stock		Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additonal Paid-In Capital	Notes Receivable - Common Stock	Deficit Accumulated During the Development Stage	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity

Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug 2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct 2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov 2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan 2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb 2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007, $1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar 2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893
Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr 2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May 2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun 2007, $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun 2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul 2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul 2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul 2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	-	109,616,518	109,616	-	-	247,079,439	-	(212,000,270)	881,807	36,070,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended July 31,			Cumulative From November 2, 1995 (Date of Inception) to July 31,
	2007	2006	2005	2007

Cash Flows From Operating Activities:
Net loss	$(23,504,958)	$(67,967,204)	$(24,001,735)	$(209,705,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,166,090	1,134,676	1,103,948	5,881,946
Minority interest share of loss	--	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	--	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103	391,103
Write-off of deferred offering costs	--	--	--	3,406,196
Write-off of abandoned patents	21,721	73,699	66,952	171,506
Loss on disposal of property and equipment	--	911	--	911
Loss on extinguishment of debt	237,163	12,550,565	1,346,341	14,134,069
Common stock issued as employee compensation	748,076	1,545,504	--	2,293,580
Common stock issued for services rendered	1,695,013	515,039	1,131,452	6,996,316
Amortization of prepaid services in conjunction with common stock issuance	--	138,375	--	138,375
Non-cash compensation expense	--	--	--	45,390
Stock options and warrants issued for services rendered	266,400	172,450	547,755	7,272,723
Issuance of warrants as additional exercise right inducement	--	21,437,909	--	21,437,909
Preferred stock issued for services rendered	--	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	--	1,234,772	248,107	1,482,879
Amortization of discount on convertible debentures	608,737	14,586,879	3,734,811	18,930,427
Common stock issued as interest payment on convertible debentures	15,716	191,747	76,996	284,459
Interest on short-term advance	--	13,524	--	22,190
Founders’ shares transferred for services rendered	--	--	--	353,506
Fees in connection with short-term refinancing of long-term debt	--	7,974	105,300	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(56,680)	--	--	(56,680)
Miscellaneous receivables	--	--	--	43,812
Inventory	(117,502)	--	--	(117,502)
Other current assets	(26,068)	9,596	731,656	(128,713)
Accounts payable and accrued expenses	1,682,196	3,780,168	3,255,169	11,328,115
Deferred revenue	33,031	--	--	33,031
Other, net	--	--	--	110,317
Net Cash Used in Operating Activities	(17,231,065)	(10,573,416)	(11,400,145)	(117,888,277)

Cash Flows From Investing Activities:
Purchase of property and equipment	(93,704)	(149,991)	(63,735)	(4,536,411)
Costs incurred for patents	(208,606)	(114,010)	(193,429)	(1,817,602)
Change in restricted cash	--	216,868	19,333	45,872
Proceeds from maturity of short term investments	22,795,763	8,600,000	--	158,082,809
Purchases of short-term investments	(22,434,848)	(22,972,653)	--	(172,094,547)
Cash received in conjunction with merger	--	--	--	82,232
Advances to Antigen Express, Inc.	--	--	--	(32,000)
Increase in officers’ loans receivable	--	--	--	(1,126,157)
Change in deposits	(196,457)	(29,639)	395,889	(703,290)
Change in notes receivable - common stock	--	--	(6,300)	(91,103)
Change in due from related parties	--	--	--	(2,222,390)
Other, net	--	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	(137,852)	(14,449,425)	151,758	(24,322,904)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179	325,179
Repayment of short-term advance	--	(347,369)	--	(347,369)
Proceeds from issuance of long-term debt	--	35,461	815,832	2,005,609
Repayment of long-term debt	(73,151)	(572,280)	(98,447)	(1,852,369)
Change in due to related parties	--	--	--	154,541
Proceeds from exercise of warrants	125,000	39,337,065	--	44,015,049
Proceeds from exercise of stock options	301,931	3,241,755	--	4,554,126
Proceeds from minority interest investment	--	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	--	12,015,000
Redemption of SVR preferred stock	(100)	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	13,955,000	6,299,930	20,254,930
Repayments of convertible debentures	(174,399)	--	(461,358)	(635,757)
Purchase of treasury stock	--	--	--	(483,869)
Proceeds from issuance of common stock, net	--	7,000,004	--	80,283,719
Purchase and retirement of common stock	--	--	--	(119,066)
Net Cash Provided by Financing Activities	179,281	62,649,636	6,881,136	163,207,808

Effect of Exchange Rates on Cash	7,210	(4,832)	3,362	29,440

Net Increase (Decrease) in Cash and Cash Equivalents	(17,182,426)	37,621,963	(4,363,889)	21,026,067

Cash and Cash Equivalents, Beginning of Period	38,208,493	586,530	4,950,419	--

Cash and Cash Equivalents, End of Period	$21,026,067	$38,208,493	$586,530	$21,026,067

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

In accordance with Emerging Issues Task Force Issue 00-27, Application of Issue No. 98-5 to Certain Convertible ("EITF 00-27") Instruments, the Company recognized the value attributable to the warrants to additional paid-in capital and a discount against the convertible debentures. The Company valued the warrants in accordance with EITF 00-27 using the Black-Scholes pricing model. The debt discount attributed to the value of the warrants issued is amortized over the convertible debenture’s maturity period as interest expense using the effective yield method.

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

Grant revenue recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.

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

Deferred income taxes consist of the following:

	July 31,
	2007	2006
Deferred Tax Assets:
Net operating loss carryforwards	$57,628,338	$47,811,943
Other timing difference	2,579,377	2,660,938
Total Deferred Tax Assets	60,207,715	50,472,881

Valuation Allowance	(58,873,007)	(48,991,563)

Deferred Tax Liabilities
Intangible assets	(1,236,432)	(1,347,468)
Other timing difference	(98,276)	(133,850)
Total Deferred Tax Liabilities	(1,334,708)	(1,481,318)

Net Deferred Income Taxes	$--	$--

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

As of July 31, 2007, the Company has employment agreements with its President and Chief Executive Officer and its Chief Financial Officer and Chief Operating Officer expiring December 2010, whereby the Company is required to pay an annual base salary of $500,000 and $400,000, respectively, and bonuses at the discretion of the Compensation Committee of the Board of Directors. The agreements require six months notice of non-renewal/ termination. In the event either agreement is terminated, by reason other than cause, death or disability or voluntary termination, the Company may be required to pay the executive the greater of five times base salary at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2007	2006
Mortgage payable - interest at 6.822 percent per
annum, monthly principal and interest payments of
$2,194, due June 2011, secured by real property
located at 98 Stafford Drive, Brampton, ON	$273,666	$264,579

Mortgage payable - interest at 6.822 percent per
annum, monthly principal and interest payments of
$3,538, due June 2011, secured by real property
located at 1740 Sismet Road, Mississauga, ON	441,380	426,725

Mortgage payable - interest at 7.6 percent per annum,
monthly payments of principal and interest of $5,662,
due May 2010, secured by first mortgage over real
property located at 17 Carlaw Avenue and 33 Harbour
Square, Toronto, Canada	667,943	645,898

Mortgage payable - interest at 10 percent per annum,
monthly payments of principal and interest of $2,453,
due November 2008, secured by real property located
at 13-14, 11 Carlaw Avenue, Toronto, Canada	210,371	206,209

Mortgage payable - interest at 8.5 percent per annum,
monthly payments of interest only of $3,126, principal
payment due August 2008, secured by real property
located at 10-11, 11 Carlaw Avenue, Toronto, Canada	375,120	353,600

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

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
The following table summarizes information on stock options outstanding at July 31, 2007:

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

PART IV

Item. 15    Exhibits and Financial Statements and Schedules.

RIDER A:

(a) 1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 11.

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

Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2007

Consolidated Statements of Cash Flows for the Years Ended July 31, 2007, 2006 and 2005 and Cumulative from Inception to July 31, 2007

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

See Schedule II on page 15.

3. Exhibits

Exhibit Number	Description of Exhibit
23	Consent of DanzigerHochman Partners LLP, Independent Registered Public Accounting Firm†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

Note: The Consent of BDO Dunwoody, LLP, the Company’s predecessor auditor, is not included herewith on the basis that no changes have been made to the Company’s consolidated financial statements included in this Amendment. BDO Dunwoody, LLP served as the Company’s auditors for fiscal years ending July 31, 2003 through 2005, and BDO Dunwoody, LLP’s consent was included with the Annual Report on Form 10-K when it was initially filed on October 15, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized this 12th day of March 2008.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin

Name:  Anna E. Gluskin
Title:  President and Chief Executive Officer

Know all persons by these present, that each person whose signature appears below constitutes and appoints Anna E. Gluskin, his or her attorney-in-fact, with the full power of substitution, for him or her, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and Director	March 12, 2008
Anna E. Gluskin	(Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial Officer,	March 12, 2008
Rose C. Perri	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Gerald Bernstein, M.D.	Vice President Medical Affairs and Director	March 12, 2008
Gerald Bernstein, M.D.

/s/ Brian T. McGee	Director	March 12, 2008
Brian T. McGee

/s/ John P. Barratt	Director	March 12, 2008
John P. Barratt

/s/ Peter G. Amanatides	Director	March 12, 2008
Peter G. Amanatides

/s/ Nola E. Masterson	Director	March 12, 2008
Nola E. Masterson

/s/ Slava Jarnitskii	Controller	March 12, 2008
Slava Jarnitskii

Schedule II
SCHEDULE II

	Balance at	Additions			Balance
	Beginning	Charged	Other		at End of
	Of Period	to Expenses	Additions	Deductions	Period

Year Ended July 31, 2005 Valuation Allowance on Deferred Tax Asset	$27,443,257	--	--	7,506,943	$34,950,200

Year Ended July 31, 2006 Valuation Allowance on Deferred Tax Asset	$34,950,200	--	--	14,041,363	$48,991,563

Year Ended July 31, 2007 Valuation Allowance on Deferred Tax Asset	$48,991,563	--	--	9,881,444	$58,873,007

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
23	Consent of DanzigerHochman Partners LLP, Independent Registered Public Accounting Firm†
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

Note: The Consent of BDO Dunwoody, LLP, the Company’s predecessor auditor, is not included herewith on the basis that no changes have been made to the Company’s consolidated financial statements included in this Amendment. BDO Dunwoody, LLP served as the Company’s auditors for fiscal years ending July 31, 2003 through 2005, and BDO Dunwoody, LLP’s consent was included with the Annual Report on Form 10-K when it was initially filed on October 15, 2007.