Form 10-Q
period 2008-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2008-06-09
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 112,180,123 as of May 21, 2008.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
April 30, 2008 and July 31, 2007	3

Consolidated Statements of Operations — For the three and nine month periods ended April 30, 2008 and 2007, and cumulative from
November 2, 1995 to April 30, 2008	4

Consolidated Statements of Cash Flows — For the nine month
periods ended April 30, 2008 and 2007, and cumulative from
November 2, 1995 to April 30, 2008	5

Notes to Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33

Item 6. Exhibits	34

Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2008	2007
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$15,341,824	$21,026,067
Short-term investments	21,045,167	14,011,738
Accounts receivable	90,758	58,264
Inventory	855,382	123,931
Other current assets	502,329	469,210
Deferred debt issuance costs	615,167	—
Total Current Assets	38,450,627	35,689,210

Deferred debt issuance costs	256,319	—
Property and Equipment, Net	1,852,026	2,137,027
Assets Held for Investment, Net	3,785,611	3,693,183
Patents, Net	4,760,326	4,884,984

TOTAL ASSETS	$49,104,909	$46,404,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$9,373,549	$7,156,709
Deferred revenue and rebate liability	104,345	33,314
Current maturities of long-term debt	1,862,849	84,503
Convertible debentures, net of debt discount of $19,006,313 and $-0- at April 30, 2008 and July 31, 2007, respectively	1,643,687	—
Total Current Liabilities	12,984,430	7,274,526

Long-Term Debt, Net	1,380,142	3,059,286

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at April 30, 2008 and July 31, 2007; -0- shares issued and outstanding at April 30, 2008 and July 31, 2007	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at April 30, 2008 and July 31, 2007; 111,853,868 and 109,616,518 shares issued and outstanding at April 30, 2008 and July 31, 2007, respectively	111,853	109,616
Additional paid-in capital	269,598,328	247,079,439
Deficit accumulated during the development stage	(235,903,538)	(212,000,270)
Accumulated other comprehensive income	933,694	881,807
Total Stockholders’ Equity	34,740,337	36,070,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,104,909	$46,404,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative From
					November 2, 1995
	For the Nine Months Ended		For the Three Months Ended		(Date of Inception)
	April 30,		April 30,		to April 30,
	2008	2007	2008	2007	2008

Revenues	$67,431	$196,867	$2,100	$11,939	$2,444,156
Sales discounts	(2,561)	(1,481)	(570)	(979)	(4,792)
Net Revenue	64,870	195,386	1,530	10,960	2,439,364

Cost of Goods Sold	26,224	69,020	639	16,039	87,847

Operating Expenses:
Research and development	11,620,817	8,373,393	4,303,390	4,177,070	85,077,281
Research and development - related party	—	—	—	—	220,218
Selling and marketing	1,070,722	214,089	418,804	73,503	1,820,059
General and administrative	11,733,562	9,003,615	5,130,769	3,750,420	101,772,980
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	24,425,101	17,591,097	9,852,963	8,000,993	189,204,866

Operating Loss	(24,386,455)	(17,464,731)	(9,852,072)	(8,006,072)	(186,853,349)

Other Income (Expense):
Miscellaneous income (expense)	70	—	70	—	196,263
Income from rental operations, net	250,195	120,197	79,784	33,262	1,171,123
Interest income	958,457	1,719,169	206,950	514,272	7,300,915
Interest expense	(725,535)	(709,507)	(608,913)	(203,480)	(44,327,550)
Loss on extinguishment of debt	—	(237,162)	—	(56,337)	(14,134,068)

Net Loss Before Undernoted	(23,903,268)	(16,572,034)	(10,174,181)	(7,718,355)	(236,646,666)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(23,903,268)	(16,572,034)	(10,174,181)	(7,718,355)	(233,608,481)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Shareholders	$(23,903,268)	$(16,572,034)	$(10,174,181)	$(7,718,355)	$(235,903,538)

Basic and Diluted Net Loss Per Common Share	$(.22)	$(.15)	$(.09)	$(.07)

Weighted Average Number of Shares of Common Stock Outstanding	110,758,728	108,125,504	111,282,111	108,623,690

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			November 2, 1995
	For the Nine Months Ended		(Date of Inception)
	April 30,		to April 30,
	2008	2007	2008
Cash Flows From Operating Activities:
Net loss	$(23,903,268)	$(16,572,034)	$(233,608,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	846,552	866,505	6,728,498
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	3,097	171,506
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	237,163	14,134,069
Common stock issued as employee compensation	1,109,692	722,826	3,403,272
Common stock issued for services rendered	1,429,061	741,255	8,425,377
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	82,000	125,000	7,354,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	51,264	—	1,534,143
Amortization of discount on convertible debentures	408,851	608,737	19,339,278
Common stock issued as interest payment on convertible debentures	—	15,716	284,459
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	—	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(39,392)	(84,504)	(96,072)
Miscellaneous receivables	—	—	43,812
Inventory	(728,681)	(46,711)	(846,183)
Other current assets	79,714	15,485	(48,999)
Accounts payable and accrued expenses	2,662,777	1,209,487	13,990,892
Deferred revenue	70,897	27,141	103,928
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(17,930,533)	(12,130,837)	(135,818,810)

Cash Flows From Investing Activities:
Purchase of property and equipment	(55,461)	(77,208)	(4,591,872)
Costs incurred for patents	(185,555)	(149,243)	(2,003,157)
Change in restricted cash	—	—	45,872
Proceeds from maturity of short term investments	16,984,782	22,285,763	175,067,591
Purchases of short-term investments	(24,018,211)	(22,260,892)	(196,112,758)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(95,102)	(150,082)	(798,392)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(7,369,547)	(351,662)	(31,692,451)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(66,596)	(53,079)	(1,918,965)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	125,000	44,015,049
Proceeds from exercise of stock options	391,790	176,983	4,945,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	(100)	(100)
Proceeds from issuance of convertible debentures, net	20,450,000	—	40,704,930
Payment of costs associated with convertible debentures	(722,750)	—	(722,750)
Repayments of convertible debentures	—	(150,030)	(635,757)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	(378,456)	—	(497,522)
Net Cash Provided by Financing Activities	19,673,988	98,774	182,881,796

Effect of Exchange Rates on Cash	(58,151)	(11,276)	(28,711)

Net Increase (Decrease) in Cash and Cash Equivalents	(5,684,243)	(12,395,001)	15,341,824

Cash and Cash Equivalents, Beginning of Period	21,026,067	38,208,493	—

Cash and Cash Equivalents, End of Period	$15,341,824	$25,813,492	$15,341,824

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the nine and three month periods may not be indicative of the results for the entire year.

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

3.	Effects of Recent Accounting Pronouncements
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes”, and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of April 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged. The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations or cash flows.

4.	Stock-Based Compensation
As of April 30, 2008, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”). Restricted shares can only be issued under the 2006 Plan. At April 30, 2008, there were 2,000,000, 2,612,490 and 8,012,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

No options were granted to employees during the nine months ended April 30, 2008, however, the Company extended the term of 300,000 options for an additional 30 days and recorded an additional charge to operations in the amount of $14,500.

The summary of the stock option activity for the nine months ended April 30, 2008 is as follows:

		Weighted Average	Weighted Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2007	7,962,638	$0.94
Granted	—	$—
Forfeited or expired	(1,490,000)	$2.10
Exercised	(401,000)	$0.98
Outstanding, April 30, 2008	6,071,638	$0.65	1.55	$3,160,533
Exercisable, April 30, 2008	6,071,638	$0.65	1.55	$3,160,533

Grant Date Fair Value of Forfeited or Expired Options				$1.56
Total Intrinsic Value of Options Exercised				$103,850

As of April 30, 2008, all stock options outstanding are vested. Accordingly, there was no unrecognized compensation related to non-vested stock options granted under the Company’s stock option plans.

During the nine months ended April 30, 2008, 396,000 shares of restricted and 150,000 shares of unrestricted common stock were granted to employees, consultants and advisors under the 2006 Plan fair valued at $828,920 and has been included in the statement of operations (see Note 11). These shares were fully vested on the date of grant.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers. The fair value of these shares based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers. A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant. The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended April 30, 2008:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value

Non-vested stock, August 1, 2007	—	$—
Granted	550,000	1.51
Vested	(312,500)	1.51
Forfeited	—	—
Non-vested stock, April 30, 2008	237,500	$1.51

As of April 30, 2008, approximately $168,105 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 1.5 years.

5.	Comprehensive Income/(Loss)
Comprehensive loss, which includes net loss and the change in the foreign currency translation account during the period, for the nine months ended April 30, 2008 and 2007, was $23,851,381 and $16,560,498, respectively, and for the three months ended April 30, 2008 and 2007, was $10,224,202 and $7,607,610, respectively.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30,	July 31,
	2008	2007

Accounts Payable	$3,815,481	$1,791,080
Research and Development	1,456,318	1,956,049
Executive Compensation	3,722,911	2,252,978
Financial Services	378,839	1,156,602
Total	$9,373,549	$7,156,709

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Secured Convertible Notes
The secured convertible notes are accounted for in accordance with EITF 98-5 and 00-27. The following summarizes the significant terms and accounting for each convertible note entered into by the Company.

	Notes/Debenture
	$20,650,000
Date Issued	3/2008
Promissory Note Amount	$ (A	)
# of Promissory Notes	6
Terms	(B	)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants Issued to Investors (C)	42,665,274
Warrant Exercise Price	$1.21
Existing Warrants Re-priced (D)	12,697,024
Re-priced Warrant Exercise Price (D)	1.10
Warrant Fair Value (WFV) (includes value of re-priced warrants)	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black Scholes Model Assumptions	(E	)
Beneficial Conversion Feature (BCF)	$8,768,946

Amortization of WFV and BCF as
Non-cash Interest Expense	$408,851

Principal and Interest Converted	$—
Loss on Extinguishment	$—
Shares Issued Upon Conversion	—

Principal and Interest Repayments
in Shares of Common Stock	$—
Loss on Extinguishment (C)	$—
Shares Issued for Principal and
Interest Repayments	—
Principal and Interest Repayments
in Cash	$—

As of April 30, 2008, the $1,643,687 net outstanding balance of convertible notes is comprised of $20,650,000 of debt net of unamortized debt discount of $19,006,313.

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The notes carry an 8% coupon and mature September 30, 2009, provided, however, the maturity date may be extended at the option of the holder. The notes carry a 19-month term and amortization in 15 assignments commencing in the fifth month of the term. The principal and interest payments are payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which shall be computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(C)	The warrants issued to investors are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108; Series C warrants 12,799,580.

a.
The Series C warrants are issuable contingent upon exercise of Series B warrants. The relative fair value associated with the Series C warrants at the commitment date amounted to $1,234,836. At such time the contingency is met, the Company would include the relative fair value as a charge to interest expense. The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27.

(D)
The Company re-priced 12,697,024 existing warrants. The value associated with the re-priced warrants amounted to $5,399,160 and valued using the Black-Scholes pricing model. The value of the re-priced warrants have been added to the value of the new warrants issued (see (C) above) and accounted for in accordance with EITF 98-5 and 00-27.

(E)	Black Scholes pricing model assumptions used in valuing the warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

8.	Pending Litigation
In February 2001, a former business associate of the former Vice President of Research and Development (“VP”) of the Company and an entity known as Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. The three patents are entitled Liquid Formulations for Proteinic Pharmaceuticals, Vaccine Delivery System for Immunization, Using Biodegradable Polymer Microspheres, and Controlled Releases of Drugs or Hormones in Biodegradable Polymer Microspheres. It is the Company’s position that the buccal drug delivery technologies which are the subject matter of the Company’s research, development, and commercialization efforts, including Generex Oral-lyn™ and the RapidMist™ Diabetes Management System, do not make use of, are not derivative of, do not infringe upon, and are entirely different from the intellectual property identified in the plaintiffs’ statement of claim. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. (“CBI”) for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company’s motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against the VP and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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
Basic EPS and Diluted EPS for the nine and three months ended April 30, 2008 and 2007 have been computed by dividing the net loss for each respective period by the weighted average number of shares outstanding during that period. All outstanding warrants, options and non-vested restricted stock and shares issuable upon conversion of convertible notes, approximately 80,294,695 incremental shares, at April 30, 2008 have been excluded from the computation of Diluted EPS as they are anti-dilutive. All outstanding warrants, options and shares issuable upon conversion of convertible debentures, approximately 23,513,115 incremental shares, at April 30, 2007 have been excluded from the computation of Diluted EPS as they are anti-dilutive.

10.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	April 30,
	2008	2007
Cash paid during the period for:
Interest	$174,428	$196,368
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accrued executive compensation	$471,875	$—
Deferred debt issuance costs paid from the proceeds of convertible notes	$200,000	$—
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$19,415,164	$—
Principal repayment of convertible debentures through the of common stock	$—	$384,616
Issuance of common stock in conjunction with convertible debenture conversion	$—	$210,216

11.	Stockholders’ Equity
During the nine months ended April 30, 2008, the Company issued 1,011,851 shares of common stock to various consultants for services rendered in the amount of $1,429,061. The shares were valued at $0.95 to $1.84 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2008, the Company issued 600,754 shares of common stock valued at $904,672 as employee compensation, including 546,000 shares issued under 2006 Stock Option Plan (see Note 4). The shares were valued at $1.04 to $1.75 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended April 30, 2008, the Company issued 550,000 shares of restricted common stock valued at $830,500 as executive compensation to officers of the Company, 312,500 shares of which were issued as satisfaction of accrued executive compensation amounting to $471,875. The shares were valued at $1.51 per share based on the quoted market price of the Company’s common stock on the dates of the issuances. These shares vest over a period of two years from the date of the grant (see Note 4).

During the nine months ended April 30, 2008, the Company received aggregate cash proceeds of $391,790 from exercises of stock options. The Company issued 401,000 shares of common stock as a result of these transactions.

During the nine months ended April 30, 2008, the Company issued 175,000 warrants in exchange for services rendered. The warrants were fully vested on date of issuance and exercisable at $0.94 and $3.75 each for the purchase of one share of the Company’s common stock. The warrants, which were valued using the Black Scholes pricing model, resulted in charges to the statement of operations of $82,000.

During the nine months ended April 30, 2008, the Company issued secured convertible notes for an aggregate proceeds of $20,650,000. In connection with this investment, the Company agreed to issue several series of warrants to purchase an aggregate of 42,665,274 shares of the Company’s common stock at the exercise price of $1.21 per share exercisable for periods ranging from 7 to 7 ½ years following the issuance thereof and, in the case of the Series B Warrants, for a period of 18 months from the effective date of the registration statement covering all the registrable securities (see Note 7). Additionally, the Company re-priced 12,697,024 existing warrants. The value of the re-priced warrants have been added to the value of the issued warrants and accounted for in accordance with EITF 98-5 and 00-27 (see Note 7).

During the nine months ended April 30, 2008, the Company modified certain outstanding stock options (see Note 4).

The stockholders’ equity transactions as described above are summarized as follow:

	Common Stock		Additional Paid-In	Total Stockholders’
	Shares	Amount	Capital	Equity
Issuance of common stock for services	1,011,851	$1,012	$1,428,049	$1,429,061
Issuance of warrants for services	—	—	82,000	82,000
Issuance of common stock as employee compensation	600,754	601	904,071	904,672
Issuance of common stock as executive compensation	550,000	550	(550)	—
Stock-based executive compensation	—	—	190,518	190,518
Issuance of common stock in satisfaction
of accrued executive compensation	—	—	471,875	471,875
Stocks options exercised for cash	401,000	401	391,389	391,790
Issuance of warrants in connection with
convertible notes	—	—	19,415,164	19,415,164
Total	2,563,605	$2,564	$22,882,516	$22,885,080

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Subsequent Events
During May 2008, the Company granted 175,000 options to executives to purchase common stock with an exercise price of $0.96 per share and vesting over a 2 year period. The fair value of the options on the date of grant amounted to $103,250.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and nine-month periods ended April 30, 2008. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2007, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2008.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2008 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," "plans," "intends," "believes," "will," "estimates," “anticipates,” "projects," “predicts,” “foresees” or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Executive Summary

About the Company

We are engaged primarily in the research, development, and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity. Through our wholly-owned subsidiary, Antigen Express, Inc., we are pursuing research and development of immunomedicines. We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

We have a limited number of products that are ready for commercial marketing and sale: our oral insulin formulation, Generex Oral-lyn™, has been approved for commercial marketing and sale in Ecuador and India; and our over-the-counter line of glucose spray products utilizing our proprietary buccal delivery technology have been launched in retail outlets in the United States and Canada.

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

We are a development stage company. From inception through the end of the year ended July 31, 2007, we have received only limited revenues from operations. In the fiscal year ended July 31, 2007, we received approximately $136,448 in revenues from sales of Glucose RapidSpray™. In the nine-month period ending April 30, 2008, we received approximately $64,870 in revenues from sales of Glucose RapidSpray™. This number does not reflect deferred sales to the customers during this period with the right of return.

Strategy

Generex Oral-lyn™

In the remainder of fiscal 2008 and thereafter, our efforts will focus on enrolling patients and dosing of late-stage clinical trials of Generex Oral-lyn™ in the United States, Canada, Europe and certain countries in Eastern Europe including Russia, Ukraine, Bulgaria and Romania and assisting our Indian licensee with preparation for the commercialization of Generex Oral-lyn™ in India.

We have identified key vendors for the management of Phase III clinical trials of Generex Oral-lyn™ and have selected centers to conduct such trials in the United States, Canada, Europe and Eastern Europe. In anticipation of undertaking late-stage clinical trials globally, we have engaged consultants to assist with the design and implementation of clinical trials and regulatory strategies and have secured a manufacturer to produce clinical trial batches of Generex Oral-lyn™. We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ device components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™. Patient enrollment has begun at some of the sites with the first dosing taking place in early June 2008 and is expected expand to several global centers over the course of the study. The primary objective of the study is to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. We expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the U.S. Food and Drug Administration (FDA).

In early November 2007, Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India for the treatment of diabetes by the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. In August 2007 we entered into a Product Licensing and Distribution Agreement with Shreya Life Sciences Pvt. Ltd., a leading Indian-based pharmaceutical company and the fourth largest distributor of insulin in the Indian insulin product market, for the registration, importation, marketing, distribution, and sale of Generex Oral-lyn™ in the Republic of India, the Islamic Republic of Pakistan, the People’s Republic of Bangladesh, the Kingdom of Nepal, the Kingdom of Bhutan, the Democratic Socialist Republic of Sri Lanka, and the Union of Myanmar. We are working with Shreya to prepare for the commercial launch of Generex Oral-lyn™ in India in the second calendar quarter of 2008. Preparations include marketing plans and post-approval clinical studies. We do not expect to receive revenues from the sale of this product in India in fiscal 2008.

In the remainder of fiscal 2008, we also plan to continue with the commercialization of Generex Oral-lyn™ in Ecuador and efforts to obtain regulatory approval of this product in other countries using the approved Ecuadorian dossier. Our business partner for the commercialization of Generex Oral-lyn™ in Ecuador, PharmaBrand, S.A., expects additional commercial manufacturing runs of the product at its facilities in Quito, Ecuador later in 2008. We are also working with PharmaBrand to expand extant production facilities to meet the anticipated demand for the product in India and other jurisdictions where governmental approvals are pending. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of transitioning PharmaBrand’s role into one of a third-party manufacturer with distribution rights for Ecuador. PharmaBrand has generated some commercial sales of Generex Oral-lyn™ in Ecuador to date. While we expect to receive revenues from such sales sometime in calendar year 2008, we do not expect that such sales will be reflected in our financial statements until we have entered into a definitive licensing and distribution agreement with PharmaBrand.

Pursuant to a licensing and distribution agreement with Leosons General Trading Company, a multinational distributor, we have submitted applications for registration of Generex Oral-lyn™ to some of the public health authorities in the Middle East, but no approvals have been forthcoming to date except for a limited, pharmacy specific importation license in the United Arab Emirates to import Generex Oral-lyn™ into Abu Dhabi. We terminated the licensing and distribution agreement with the Armenian Development Agency (the “ADA”) and Canada Armenia Trading House Ltd. (“CATH”) relating to the regulatory approval and commercialization of Generex Oral-lyn™ in Armenia, Georgia, and Kazakhstan as of January 16, 2008, but we are continuing to prosecute the registration submitted to public health authorities in Armenia.

In October, 2007 we entered into a product licensing and distribution agreement with Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. for the registration, importation, marketing, distribution and sale of Generex Oral-lyn™ in the Republic of South Africa, the Kingdom of Lesotho, the Kingdom of Swaziland, the Republic of Botswana, the Republic of Namibia, the Republic of Mozambique, and the Republic of Zimbabwe. In February, 2008 we entered into a product licensing and distribution agreement with E&V Alca Distribution Corp. for the registration, importation, marketing, distribution, and sale of Generex Oral-lyn™ in the Republic of Albania, Montenegro, and the Kosovo. In April, 2008 we entered into a product licensing and distribution agreement with SciGen, Ltd. for the registration, importation, marketing, distribution, and sale of Generex Oral-lyn™ in the People’s Republic of China, Hong Kong, the Republic of Indonesia, the Republic of Korea, Malaysia, the Republic of the Philippines, the Republic of Singapore, the Kingdom of Thailand, and the Socialist Republic of Vietnam. In April 2008, Generex and Medrey S.A.L. (formerly MedGen Corp.) entered into a sub-distribution agreement with Benta S.A.L. in respect of the registration, marketing, distribution, and sale of Generex Oral-lyn™ in the Republic of Lebanon.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, recently announced their decisions to discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a bucally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™

With the launch of commercial sales of our over-the-counter oral glucose and energy spray products, GlucoBreak™ and BaBOOM!™ Energy Spray, in retail outlets in the United States and Canada, we expect to receive increased revenues from product sales in calendar 2008. We plan to achieve this by increasing our over-the-counter product line to three products - the two products mentioned above and Glucose RapidSpray™ - and expanding our existing distribution channels. In addition, we will increase our advertising and marketing efforts of our products and expand the availability of our products from North America to the rest of the world. This strategy has already been implemented by the execution of licensing and distribution agreements with Leosons General Trading Company for the distribution and sale of our over-the-counter products in 15 Middle Eastern countries and Adcock Ingram LLP and Adcock Ingram Healthcare (Pty) Ltd. for the distribution and sale of Glucose RapidSpray ™ in South Africa and six neighboring countries. In December 2007, we received a $400,000 purchase order for our over-the-counter products, including Glucose Rapid Spray™, from Leosons General Trading Company. We are currently in the process of filling the order and partial shipments have been made.

Metformin Gum Product/Strategic Alliance

During the remainder of fiscal 2008 and thereafter, we expect to continue joint development activities with Fertin Pharma A/S with respect to a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity, which we anticipate to be a prospective companion product for Generex Oral-lyn™. Fertin Pharma is in the process of producing clinical materials for a bioequivalence Phase I study which is expected to commence before the end of calendar year 2008.

Immunomedicine Technology and Products

We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. The Phase II clinical trial of the Antigen peptide vaccine in breast cancer patient commenced patient dosing in May 2007. This trial is being conducted with the United States Military Cancer Institute Clinical Trials Group under the direction of Colonel George Peoples, M.D. The trial will compare the rate of relapse after two years in breast cancer patients treated with Antigen’s immunotherapeutic plus adjuvant versus adjuvant alone. All patients will have completed standard therapy for node-positive or high-risk node-negative breast cancer expressing at least low levels of the HER-2/neu oncogene and who are at increased risk for recurrence. Patient dosing for Phase I clinical trials with the same compound as being used in breast cancer patients is currently underway for prostate cancer patients at two hospital sites in Athens, Greece. The Lebanese-Canadian Hospital in Beirut, Lebanon commenced a Phase I clinical trial of Antigen’s synthetic avian influenza vaccine in April 2007 and is currently ongoing. In addition, Antigen entered into an agreement with Drs. Daopei Lu and Chunrong Tong and Beijing Daopei Hospital in Beijing, China to conduct a Phase I clinical study using Antigen’s novel immunotherapeutic strategy involving RNA interference to develop a cancer cell vaccine for use in patients with acute myeloid leukemia. In February 2008, some preliminary pre-clinical work commenced under this clinical trial agreement.

Financing

We project that revenues generated from sales of both our glucose and energy spray products in the U.S. and Canada and sales of Generex Oral-lyn™ in Ecuador and India will not be sufficient for all of our cash needs during the remainder of fiscal year 2008. In the past we were able to fund Antigen expenses with some revenue from research grants for Antigen's immunomedicine products. During the fiscal quarter ended April 30, 2008, we did not receive any of such research grants. We do not expect to receive such grants on a going forward basis.

We expect to satisfy the majority of our cash needs during the current year from previous capital raised through the recent debt financing with a limited group of investors. We believe that the terms of this financing was favorable to us. Through this financing transactions that we closed in March 2008, we believe that we have secured the funds necessary to continue in the short term to pursue late-stage clinical trials of Generex Oral-lyn™ in the United States, Canada and Europe, to pursue the commercialization of this product in Ecuador and India, and to seek regulatory approval for this product in certain other countries. We also project that we will have the funds to support further research and development and limited clinical testing of technology created by Antigen. The recent debt financing is described in detail below under “Financial Condition, Liquidity and Resources - Secured Convertible Notes and Warrants.”

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the Food and Drug Administration or other regulatory approvals are obtained. Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. We have filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the last nine months, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

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

During the nine months ended April 30, 2008, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2008, approximately 82.5% of our $11,620,817 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects. During the nine months ended April 30, 2007, approximately 72% of our $8,373,393 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.

Approximately 17.5% or $2,037,417 of our research and development expenses for the nine months ended April 30, 2008 was related to Antigen's immunomedicine products compared to approximately 28% or $2,390,502 of our research and development expenses for the nine months ended April 30, 2007. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Results of Operations
Three Months Ended April 30, 2008 Compared to Three Months Ended April 30, 2007

Our net loss for the quarter ended April 30, 2008 was $10,174,181 versus $7,718,355 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the increase in research and development activities in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe, the increase in general and administrative and selling expenses and increased interest expense incurred in connection with interest payments due on recently issued secured convertible notes. Our operating loss for the quarter increased to $9,852,072 compared to $8,006,072 in the third fiscal quarter of 2007. The increase resulted from an increase in research and development expenses (to $4,303,390 from $4,177,070), an increase in selling expense (to $418,804 from $73,503) and an increase in general and administrative expenses (to $5,130,769 from $3,750,420). Our net revenues decreased from $10,960 in the quarter ended April 30, 2007 to $1,530 in the quarter ended April 30, 2008.

The increase in general and administrative expenses for the quarter ended April 30, 2008 is due primarily to a increase in cash and non cash executive compensation, financial and consulting expenses as well as legal costs. The increase was partially offset by the reduction of accounting and travel expenses as compared to the same period last year.

The increase in research and development expenses for the quarter ended April 30, 2008 reflects increased levels of research and development activities in connection with preparation for commencement of Phase III clinical trials of Generex Oral-lyn™ in Canada, the United States, Europe and Eastern Europe.

Our interest expense in the fiscal quarter ended April 30, 2008 increased to $608,913 compared to interest expense of $203,480 in the fiscal quarter ended April 30, 2007 due to interest paid on secured convertible notes issued in March 2008. Our interest income decreased to $206,950 in the fiscal quarter ended April 30, 2008, compared to $514,272 in the same quarter for the last fiscal year. The decrease in interest income is primarily due to lower cash and short term investment balances at the beginning of the current fiscal quarter and lower market interest rates. We received higher income from rental operations (net of expense) of $79,784 in the fiscal quarter ended April 30, 2008 compared to $33,262 in the same quarter for the last fiscal year. In the fiscal quarter ended April 30, 2008, we did not incur loss on extinguishment of debt reflecting monthly amortization payments due on the recently issued secured convertible notes. In the fiscal quarter ended April 30, 2007, our loss on extinguishment of debt was $56,337.

Results of Operations
Nine Months Ended April 30, 2008 Compared to Nine Months Ended April 30, 2007

Our net loss for the nine months ended April 30, 2008 was $23,903,268 versus $16,572,034 in the corresponding nine-month period of the prior fiscal year. The increase in net loss in this nine-month period versus the corresponding nine-month period of the prior fiscal year is primarily due to the increase in research and development expenses in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe and the increase in general and administrative expenses. Our operating loss for the nine months ended April 30, 2008 increased to $24,386,455 compared to $17,464,731 in the corresponding nine-month period ended April 30, 2007. The increase resulted from an increase in research and development expenses (to $11,620,817 from $8,373,393), an increase in selling expense (to $1,070,722 from $214,089) and increases in general and administrative expenses (to $11,733,562 from $9,003,615). Our net revenues decreased to $64,870 in the nine months ended April 30, 2008 from $195,386 in the nine months ended April 30, 2007. The decrease in net revenue is attributable to grant revenue received by Antigen in 2007 and reduction in sales of Glucose RapidSpray™ in 2008 compared to stocking sales in the same period last year.

The increase in research and development expenses for the nine-month period ended April 30, 2008 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The increase in general and administrative expenses reflects the increase in legal, financial, consulting expenses and an increase in executive compensation due to cash and non-cash bonuses. The increase was offset by the reduction in accounting, advertising and travel expenses. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ that began in fiscal 2007.

Our interest expense in the nine-month period ended April 30, 2008 increased to $725,535 compared to interest expense of $709,507 in the nine-month period ended April 30, 2007 due to interest paid on the secured convertible notes issued in March 2008 in connection with a private placement. In the nine-month period ended April 30, 2008, we did not incur loss on extinguishment of debt reflecting monthly amortization payments due on the secured convertible notes. In the nine-month period ended April 30, 2007, our loss on extinguishment of debt was $237,162. Our interest income decreased to $958,457 in the nine-month period ended April 30, 2008 compared to $1,719,169 in the same period in the last fiscal year primarily due to lower cash and short-term investment balances during the current nine-month period and substantially lower market interest rates. We received higher income from rental operations (net of expense) of $250,195 in the nine months ended April 30, 2008 compared to $120,197 in the nine months ended April 30, 2007.

Developments

Financing

On March 31, 2008, we entered into a Securities Purchase Agreement and related documents with existing institutional investors relating to a private placement of 8% secured convertible notes (the "Notes") and warrants (the "Warrants”) for aggregate gross proceeds to us of $20,650,000. In connection with the financing, we entered into a Registration Rights Agreement under which we filed a registration statement with the SEC on April 30, 2008 covering the resale of the shares of our common stock issuable pursuant to the Notes and Warrants.

Also in connection with the financing, Generex and its subsidiaries entered into a Security Agreement and related documents pledging and granting security interests to the investors in all of the non-real estate assets of Generex and its subsidiaries to secure all of our obligations to the investors, including our obligations pursuant to the Securities Purchase Agreement and the Notes and Warrants issued thereunder. With limited exceptions, the Security Agreement prohibits us from incurring future debt until the Notes are paid or converted. An “Event of Default” under the Notes constitutes an “Event of Default” under the Security Agreement.

The terms of the Notes and Warrants are described below under “Financial Condition, Liquidity and Resources - Secured Convertible Notes and Warrants.”

Other

In March 2008, we initiated the Phase III protocol in North America for Generex Oral-lynTM, with the commencement of patient screening. The first screening took place in late March in Texas. Other clinical sites participating in the study located in the United States are in Texas, Maryland, Minnesota and California, and in Canada in the province of Alberta. The first patient dosing is expected to take place in early June 2008 in the United States.

In April 2008, we entered into a product licensing and distribution agreement with and SciGen, Ltd. under which SciGen will procure governmental approvals for the importation, marketing, distribution, and sale of Generex Oral-lynTM in the People's Republic of China, Hong Kong, and the following additional countries: Indonesia, South Korea, Malaysia, the Philippines, Singapore, Thailand, and Vietnam.

Financial Condition, Liquidity and Resources

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At April 30, 2008, we had cash and short-term investments of approximately $36.4 million, an increase of $1.4 million from the balance as of the end of the prior fiscal year. As of April 30, 2008, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes. Management plans to meet our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. Management is also actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs. While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available. If we are unable to raise additional capital as needed, we could be required to “scale back” or otherwise revise our business plan. Any significant scale back of operations or modification of our business plan due to a lack of funding could be expected to affect our prospects materially and adversely.

Secured Convertible Notes and Warrants

At April 30, 2008, we had 8% secured convertible notes (the “Notes”) outstanding in the aggregate principal amount of $20,650,000, which were issued in connection with the Securities Purchase Agreement dated March 31, 2008. Interest on the principal amount outstanding under the Notes will accrue at a rate of eight percent (8%) per annum. As of April 30, 2008, we incurred interest expense of $551,107 related to the Notes.

The Notes have an 18-month maturity and amortize over fifteen (15) months in fifteen (15) equal monthly installments beginning on August 1, 2008. We may pay installments of principal and accrued interest in cash or, at our option, in shares of our common stock subject to the satisfaction of certain conditions. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the conversion price, and (b) 90% of the average of the volume weighted average prices of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date.

At the option of the holder of each Note, the principal amount outstanding under each Note is convertible at any time after March 31, 2008 into shares of our common stock at the initial conversion price of $1.21, which represents 110% of the closing bid price of our common stock on the NASDAQ Capital Market on the closing date, March 31, 2008.

Each Note lists certain “Events of Default”, which include, without limitation, any default in the payment of principal of, interest on or other charges in respect of the Notes as and when they become due and payable, and our failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of Note, the Securities Purchase Agreement or the Security Agreement (as described below). Upon the occurrence of an Event of Default, the holder may require us to redeem all or any portion of a Note by delivering written notice thereof to us, at a default redemption price as calculated pursuant to certain formulas set forth in the Note. Until the default redemption price (together with any interest thereon) is paid in full, the amount of any Note submitted for redemption (together with any interest thereon) may be converted, in whole or in part, by the holder into common stock. In the event of a partial redemption, the principal amount redeemed shall be deducted from the installment amounts relating to the applicable installment date(s) as set forth in the notice of default and redemption.

The aggregate amount payable upon an Event of Default is the default redemption price. The default redemption price is calculated as the greater of:

(i) the product of (A) the sum of the principal amount to be redeemed together with accrued and unpaid interest and unpaid late charges with respect to such principal amount and (B) 135%, and

(ii) the product of

(X) the principal amount of the Notes to be prepaid, plus all other accrued and unpaid interest thereof, divided by the conversion price on in effect at such time as the holder delivers an Event of Default redemption notice and

(Y) the product of (1) the 135% and (2) the greater of (I) the closing sale price of our common stock on the date immediately preceding such Event of Default, (II) the closing sale price of our common stock on the date immediately after such Event of Default and (III) the closing sale price of the common stock on the date the holder delivers the Event of Default redemption notice.

Beginning from and after the occurrence of any Event of Default, the interest rate on the Notes will accrue at the rate of 16% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

To date, we have not issued any shares of common stock resulting from the conversion and repayment of any Note principal and accrued interest issued.

The Warrants issued in connection with the Securities Purchase Agreement dated March 31, 2008 include:

(i)
Series A and A-1 Warrants, which are exercisable for a period of 7 years into an aggregate of 75% of the number of shares of our common stock initially issuable upon conversion of the Notes, with the Series A Warrants being exercisable into 5,257,729 shares immediately upon issuance and the Series A-1 warrants being exercisable into 7,51,857 shares beginning October 1, 2008;

(ii)
Series B Warrants, which are exercisable beginning October 1, 2008 into 100% of the shares of our common stock initially issuable upon conversion of the Notes (initially 17,066,166 shares) and remaining exercisable for a period of 18 months after a registration statement covering the shares of common stock issuable upon conversion or exercise of the Notes and Warrants is declared effective by the SEC; and

(iii)
Series C Warrants, which are exercisable for a period of 7 years beginning October 1, 2008, but only to the extent that the Series B Warrant are exercised and only in the same percentage that the Series B Warrants are exercised, up to a maximum percentage of 75% of the number of shares of our common stock initially issuable upon conversion of the Notes (initially a maximum of 12,799,586 shares).

The initial exercise price of each Series A Warrant, Series A-1 Warrant, Series B Warrant and Series C Warrant will be $1.21.

In accordance with the terms of the Notes and the Warrants, no investor may convert a Note or exercise a Warrant if after giving effect to such conversion or exercise, as the case may be, such investor would beneficially own greater than 4.90% or 4.99%, as to certain investors, and 9.90% or 9.99%, as to other investors, of outstanding shares of our common stock after giving effect to such conversion or exercise, as applicable.

We have agreed that so long as any Note is outstanding, we will not issue any variable priced equity or variable priced equity-linked securities. We are also prohibited from issuing any equity or equity-linked securities until 90 days after the effective date of the Registration Statement, with limited exceptions. In addition, until the later of (i) 12 months after the effective date of the Registration Statement and (ii) the date the Notes have been repaid or converted in full, the investors will have the right to participate in any capital raising transactions by Generex.

The conversion price of the Notes and the exercise price of the Warrants are subject to a full-ratchet adjustment upon the occurrence of certain events, including the issuance by us of securities at a price per share less than the conversion price or exercise price then in effect, as applicable. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the conversion or exercise price then in effect, the conversion or exercise price will be reduced to the effective price of the new issuance.

The Securities Purchase Agreement provides that unless and until we have obtained shareholder approval of the issuance of securities pursuant to this transaction, in no event may we (i) repay the principal amount due and owing under the Notes with shares of common stock or (ii) issue securities at a price per share less than the conversion price of the Notes or exercise price of the Warrants. Since we will be prohibited from issuing common stock or equivalents at a price below the initial conversion price, and the initial conversion price is based on 110% of the closing bid price, the conversion price of the Notes and exercise price of the Warrants cannot decrease below $1.10 which was the closing bid price on March 31, 2008. A proposal to approve the issuance of securities pursuant to this transaction will be voted on at our Annual Meeting scheduled for May 27, 2008.

In addition, in connection with the transaction, we (a) reduced the strike price of our outstanding common stock purchase warrants that are held by the investors and certain other warrant holders and that have strike prices ranging from $1.25 to $3.00, to $1.10, which equals the closing bid price of the common stock on the NASDAQ Capital Market on the closing date, March 31, 2008, and (b) extended the expiration date of such warrants to March 31, 2015. The holders of those warrants will waive all anti-dilution entitlements they have in respect of any of our previously issued securities with respect to the issuance or conversion of the Notes, the payment of the installments or interest in shares of the common stock, or the issuance or exercise of the Warrants.

At April 30, 2008, outstanding warrants issued in connection with the Securities Purchase Agreement dated March 31, 2008 and the repriced warrants described above were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Exercise Date	Expiration Date
March 31, 2008	12,697,024	$1.10	March 31, 2008	March 31, 2015

March 31, 2008	5,257,729	$1.21	March 31, 2008	March 31, 2015

March 31, 2008	20,341,452	$1.21	October 1, 2008	October 1, 2015

March 31, 2008	17,066,108	$1.21	October 1, 2008	October 1, 2009
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

Contractual Obligations

The following table of contractual obligations as of April 30, 2008 includes interest obligations.

Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years

Long-Term Debt Obligations	3,535,557	2,051,316	816,757	667,484	-
Convertible Debt Obligations	22,191,866	13,791,447	8,400,419	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	493,260	151,769	220,271	121,220	-
Purchase Obligations	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-
Total	$26,220,683	$15,994,532	$9,437,447	$788,704	-

Convertible debt obligations represent scheduled principal and interest payments on our 8% secured convertible notes. Remaining principal of $20,650,000 is payable in monthly installments, through September 2009. Approximately $12,390,000 of principal payments is due in less than one year, and $8,260,000 is due in 1-3 years. Principal may be paid, at our option, in cash or shares of our common stock, provided that we receive shareholder approval shareholder approval of the issuance of securities pursuant to the March 31, 2008 private placement. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended April 30, 2008 and 2007, we paid the management company approximately $13,505 and $11,464, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2007, we paid approximately $95,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2008. Mr. Wires elected not to stand for re-election at our annual meeting of stockholders which was held on May 29, 2007. In nine month ended April 30, 2008 we paid approximately $37,000 to Wires Jolley.

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

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of the Notes and Warrants was Cranshire Capital, L.P. ("Cranshire"). Cranshire purchased Notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173. On April 9, 2008, following the closing of the March 2008 private placement, Cranshire jointly filed a Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more than 5% of our outstanding shares of common stock. A description of the March 2008 private placement and the Notes and Warrants is set forth above the heading “Financial Condition, Liquidity and Resources – Secured Convertible Notes and Warrants.”

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of April 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133. SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged. We are currently evaluating the impact of this statement on our results of operations or financial position.

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

As of April 30, 2008, we had fixed rate debt totaling $3,242,991. This amount consists of the following:

Loan Amount	Interest Rate per Annum
453,260	6.82%
282,682	6.82%
688,511	7.60%
394,839	8.50%
214,220	10%
1,209,479	6.07%
3,242,991	Total

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Newbridge Securities Corporation v. Generex Biotechnology Corporation.  In February, 2008, a securities broker-dealer and investment bank filed a complaint against us in the Supreme Court of the State of New York alleging breach of a business advisory agreement and seeking cash, stock, and warrant compensation.  We entered into a settlement of this litigation with Newbridge Securities Corporation in March 2008.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2007, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the quarter ended April 30, 2008, we received nominal revenues from sales of Glucose RapidSpray™. We did not recognize any revenue from the sale of our oral insulin product in Ecuador in fiscal 2007 and do not expect to receive any until we enter into a final agreement with PharmaBrand to manufacture commercial orders of Generex Oral-lyn™ and to continue its marketing and sales efforts in Ecuador in 2008 with a focus on that portion of the population with the newly identified condition closely related to diabetes known as Impaired Glucose Tolerance (IGT). Individuals with IGT usually do not meet the criteria for the diagnosis of diabetes mellitus but experience abnormally high blood glucose levels several hours after a meal. While Generex Oral-lyn™ was approved for importation and commercial marketing and sale in India in November 2007, we do not expect to receive any revenues from sales of the product in fiscal 2008. We have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor and have begun assisting them with preparations for commercial launch in India sometime in 2008. In January 2008, we commenced a marketing campaign with a presentation to key opinion leaders and endocrinologists at a meeting in Mumbai, India.

To date, we have not been profitable and our accumulated net loss was $235,903,538 at April 30, 2008. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

In the fiscal quarter ended April 30, 2008, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2008. During the three months ended April 30, 2008, we issued 50,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act of 1933, as amended, in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2008, we issued 24,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2008, we issued 22,728 shares of common stock to Lyons Capital LLC pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lyons Capital LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2008, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will be legended to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On March 28, 2008, in connection with settlement and dismissal of litigation instituted by Newbridge Securities Corporation, we issued Newbridge Securities Corporation 200,000 shares of our common stock and a five-year warrant to purchase 125,000 restricted shares of our common stock at an exercise price of $3.75 per share. We issued such securities in reliance on the exemption set forth in Section 4(2) of the Securities Act. Newbridge Securities Corporation represented to us that it is an “accredited investor” as such term is defined in Rule 501 of Regulation D promulgated under the Securities Act. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

On March 31, 2008, we issued 8% secured convertible notes and warrants in a private placement to certain institutional investors , as described in our Current Report on Form 8-K filed on April 2, 2008.

Issuer Purchases of Equity Securities

On March 20, 2008, pursuant to a private transaction, we repurchased 326,255 shares of our common stock from a third party at an aggregate purchase price of  USD$378,456, which amount represented the value of USD$1.16 per share based upon the average closing price of Generex’s common stock on the NASDAQ Capital Market for the 20 trading days immediately preceding March 20, 2008. We have no obligation to repurchase any other shares of our common stock from this party.

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

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1
Securities Purchase Agreement, dated March 31, 2008, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.2
Registration Rights Agreement, dated March 31, 2008, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.3
Form of 8% Secured Convertible Note, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.4
Form of Series A Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.5
Form of Series A-1 Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.6
Form of Series B Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.7
Form of Series C Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008).

4.22.8	Security Agreement entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.8	Guaranty entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION (Registrant)

Date: June 9, 2008	By:	/s/ Anna E. Gluskin
Anna E. Gluskin President and Chief Executive Officer

Date: June 9, 2008	By:	/s/ Rose C. Perri
Rose C. Perri Chief Financial Officer

Generex Biotechnology Corporation
Form 10-Q
April 30, 2008
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

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1
Securities Purchase Agreement, dated March 31, 2008, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.2
Registration Rights Agreement, dated March 31, 2008, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.3
Form of 8% Secured Convertible Note, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.4
Form of Series A Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.5
Form of Series A-1 Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.6
Form of Series B Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.7
Form of Series C Warrant, as amended issued in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 filed on April 30, 2008)

4.22.8	Security Agreement entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

4.22.8	Guaranty entered into in connection with Exhibit 4.22.1 (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008).

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.