Form 10-K
period 2008-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2008-10-10
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2008

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
Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of January 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134,559,102 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity. At October 6, 2008, there were 120,302,597 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Proxy Statement for the registrant’s Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to filed within 120 after the end of the fiscal year ended July 31, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation
Form 10-K
July 31, 2008

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

Corporate History and Structure

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

Although not a separate legal entity, we have established a branch office in the exclusive Dubai Healthcare City operating as “Generex Biotechnology Corporation MENA” (Middle East and North Africa) to enable us to work closely with the regulatory and marketing personnel of Leosons General Trading Company, our licensee in the region.

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™. To date, we have received regulatory approval in Ecuador and India for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 200 patients have been enrolled in 74 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, GlucoBreak™, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™.

Our subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. Development efforts also are underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, recently announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a bucally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

We are a development stage company although we have four products available for commercial sale. In fiscal 2008, we received modest revenues from sales of our commercially available products, our confectionary, Glucose RapidSpray™, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, GlucoBreak™. All three products are available in retails stores and independent pharmacies in the United States and Canada. In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide.

We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

Our Business Strategy

Our goal is to develop and commercialize our buccal delivery technology to administer large molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products. To achieve these goals, the key elements of our strategy include:

•
Conducting and completing Phase III clinical trials of Generex Oral-lyn™ in the United States and Canada, Europe and certain countries in Eastern Europe including Russia, Ukraine, Bulgaria and Romania;

•
Commercializing Generex Oral-lyn™ in Ecuador and India, the two countries where we have obtained regulatory approval for its commercial marketing and sale, by undertaking additional commercial manufacturing runs of Oral-lyn™ at PharmaBrand, S.A.’s facilities in Quito, Ecuador later in calendar year 2008 and expanding such production facilities to meet the anticipated demand for the product in India and other jurisdictions where governmental approvals are pending and pursuing post-approval clinical studies and marketing efforts in India.

•
Establishing strategic relationships worldwide for product development and distribution and working with our multinational licensed distributors in the Middle East and throughout Eastern Europe, Africa and Asia to obtain regulatory approval for the registration, importation, marketing, distribution and sale of Generex Oral-lyn™ in those countries.

•
Conducting and completing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, a Phase I prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer; and

•	Conducting and completing a Phase I clinical trial of Antigen’s synthetic peptide vaccines against avian influenza.

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

Buccal Insulin Product – Generex Oral-Lyn™

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

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000, we conducted clinical trials of our insulin formulation involving approximately 200 Type 1 and Type 2 diabetic patients and healthy volunteers. The study protocols in most trials involved administration of two different doses of our insulin formulation following either a liquid Sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin. In April 2003, a Phase II-B clinical trial protocol was approved in Canada. In September 2006, a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada. The FDA’s review period for the protocol lapsed without objection in July 2007.

In late March 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first patient screening in Texas. Other clinical sites participating in the study are located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), Europe and Eastern Europe, including Russia, Ukraine, Romania, Bulgaria, and Poland. At present, over 200 patients have been enrolled in the program in 74 clinical sites around the world. The Phase III protocol calls for a six-month trial with a six-month follow-up and is expected to include 750 patients with Type-1 diabetes mellitus. The primary objective of the study is to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. We expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the FDA.

We have engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites and documentation; a global central lab service company that will arrange for the logistics of kits and blood samples shipment and an Internet-based clinical data management company to assist us with global project management of the Phase III clinical trial and regulatory processes. We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ device components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™.

In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. In March 2008, we received the first commercial purchase order for the product from our distributor in India. We are currently manufacturing the product to fulfill this order at the PharmaBrand facility in Ecuador.

We received Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received similar authorization from health authorities in Netherlands in September 2008. We will continue to expand our SAP participation in additional countries around the world.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays that are available over-the-counter. In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™. This product uses our proprietary RapidMist™ platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth. Glucose RapidSpray™ is currently available in the United States and Canada through a number of leading retail chains, wholesalers and online. It is also available wholesale in the Middle East through Generex MENA. We plan to expand to South Africa, Baltic, Nordic and other markets in 2009.

Glucose RapidSpray™ offers another aid to diabetics who require or need additional glucose to their diets or daily intake.. Recent studies conducted by scientists at the University Campus Bio-Medico, Rome, Italy in conjunction with Generex have demonstrated that Glucose RapidSpray™ used early in the onset of a hypoglycemia episode can stop such an episode and prevent a further drop in blood glucose and the noxious feelings that ensue. With our easy-to-use RapidSpray™ bottle, individuals can easily add additional glucose to their diets and serves as a medium for first signs of low blood sugar levels. We also conducted a clinical trial at Department of Endocrinology, Children City Hospital in Moscow, Russia on children up to 5 years of age with Type-1 diabetes. The study concluded that because of the small dose of glucose and control over the amount, Glucose RapidSpray™ represents superior tool in very young patients to control blood sugar levels relative to existing glucose products available on the market which can also can improve the overall metabolic control.

We believe that we can market Glucose RapidSpray™ as a complementary product Generex Oral-lyn™. We believe that a combination therapy of Generex Oral-lyn™, Glucose RapidSpray™ and other oral agents, including a metformin gum which we are jointly developing with Fertin Pharma A/S, could provide a full range of products used in the treatment of Type-2 diabetes and people with impaired glucose tolerance.

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

Currently, BaBOOM!™ Energy Spray and GlucoBreak™ are being considered for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada. Glucose RapidSpray™ is currently being marketed in the Middle East through the Generex MENA office in Dubai and in South Africa and six neighboring countries through the Master Distributor Agreement with Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd.. We expect to expand to other markets in 2009.

The strategy to develop and launch these over-the-counter products is threefold. The first is to demonstrate the expansion of our proprietary RapidSpray ™ technology. The second is to create a brand name in the marketplace particularly in the diabetes shelf space with Glucose RapidSpray ™ and GlucoBreak ™ and on a mainstream scale with BaBOOM! ™ Energy Spray. Finally, the product pipeline is expected to provide us with an additional revenue stream while we attain registrations and approvals worldwide for our oral insulin product.

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

Fertin is in the process of producing clinical materials for a bioequivalence study of our proprietary metformin chewing gum, MetControl™ , which is expected to commence before the end of calendar year 2008. We expect to begin testing of MetControl™ on volunteer patients shortly thereafter. In the study, we will compare the single dose blood level profile of metformin to that of immediate-release metformin tablet. Once completed, we anticipate that formal Abbreviated New Drug Application with full support data will be prepared and submitted to health authorities in North America, Europe and other global regions where we will be seeking regulatory approval for the sale of the product.

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

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. During fiscal year ended July 31, 2008, we did not actively pursue our buccal morphine and buccal fentanyl projects. The development of these products will most likely be delayed while we focus on late stage trials of the oral insulin formulation in the United States, Canada and Europe.

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

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. We expect that the new prostate cancer studies will involve 30 patients and will evaluate primarily immunological responsiveness to a dose of the vaccine previously shown to be well tolerated in breast cancer patients. These studies are currently underway and patient enrolment has been completed.

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza. In April 2007, a Phase I clinical trial of Antigen’s proprietary peptides derived from the hemagglutinin protein of the H5N1 avian influenza virus was initiated in healthy volunteers in the Lebanese-Canadian Hospital in Beirut, Lebanon. We anticipate that the trial will be completed in early 2009. Modified peptide vaccines for avian influenza offer several advantages over traditional egg-based or cell-culture based vaccines. Modified peptide vaccines can be manufactured by an entirely synthetic process which reduces cost and increases both the speed and quantity of production egg- or cell-culture based vaccines. Another advantage is that the peptides are derived from regions of the virus that are similar enough in all H5N1 virus strains such that they would not have to be newly designed for the specific strain to emerge in a pandemic.

In March 2007, Antigen entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s pioneering technology for RNA interference (RNAi) stimulation of the immune response against patients’ immune cells. The strategy developed by Antigen involves modifying the patient's cancer cells to increase their immunogenicity and thereby enable the immune system to fight off the cancer anywhere in the patient's body. Antigen has developed proprietary methods using RNAi to specifically inhibit expression of the Ii protein in cancer cells already expressing MHC class II molecules that are amenable to clinical use. Cancer cells from patients with acute myelogenous leukemia will be transfected with a vector expressing RNAi to silence Ii expression. After lethal irradiation, the cells are re-introduced as a subcutaneous immunization to the patient.  Preliminary work under the agreement has commenced. Due to regulatory changes in China’s approval process relating to these types of studies, it is unclear when the trial might commence.

We have filed a Physician’s Investigational New Drug application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer. A Physician’s Investigational New Drug application for Phase I trial in patients with breast or ovarian cancer also has been filed. Applications were filed and approvals obtained for Phase I prostate cancer using AE37 in Athens, Greece from the Hellenic Organization of Drugs. The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. All other immunomedicine products are in the pre-clinical stage of development.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have receive the following foreign regulatory approval for our product candidates:

•
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

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral- lyn™ for treatment of Type 1 and Type 2 diabetes.

•
In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•
Applications were filed and approvals obtained for Phase I prostate cancer using AE37 in Athens, Greece from the Hellenic Organization of Drugs. The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.

Marketing and Distribution

We market our products through collaborative arrangements with companies that have well-established pharmaceutical marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

Generex Oral-Lyn™

Our business partner in Ecuador, PharmaBrand, has generated some commercial sales of Generex Oral-lyn™ in that country since the product received regulatory approval in May 2005. Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of refining our relationship with PharmaBrand to transition its role to primarily that of a manufacturer for the commercial orders placed worldwide with distribution rights in Ecuador. We do not expect that such sales will be reflected in our financial statements until we have entered into a definitive agreement with PharmaBrand.

We have entered into licensing and distribution agreement with numerous multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

•	Leosons General Trading Company/Generex MENA Office - 15 Middle Eastern countries;

•	Shreya Life Sciences Pvt. Ltd. - India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka, and Myanmar;

•	Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. - South Africa, Lesotho, Swaziland, Botswana, Namibia, Mozambique and Zimbabwe;

•	E&V Alca Distribution Corp. - Albania, Montenegro, and the Kosovo;

•	Medrey S.A.L. (formerly MedGen Corp.) and Benta S.A.L. – Lebanon;

•	SciGen, Ltd. - China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; and

•	Dong Sung Pharm. Co. Ltd. – South Korea.

Under these licensing and distribution agreements excluding the one with Dong Sung Pharm Co., we will not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

In August 2008, we entered into a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea. Under the seven-year agreement, Dong-Sung will have an exclusive license and will pay us a USD$500,000 non-refundable license fee upon execution and a USD$500,000 non-refundable license fee at such time as governmental approval for the importation, marketing, distribution and sale of the product in South Korea is obtained. Under this agreement, we are responsible for procuring such governmental approval. In addition, when it places its first purchase order, Dong-Sung will pay us a pre-payment in the amount of USD$500,000, which will be applied against product purchase orders.

Previously, we entered into a licensing and distribution agreement with the Armenian Development Agency and the Canada Armenia Trading House Ltd. for the commercialization of Generex Oral-lyn™ in the Republic of Armenia, Georgia and the Republic of Kazakhstan. Although an application for registration has been submitted to public health authorities in Armenia, to date no approval has been forthcoming. We terminated this agreement in January 2008, but we are continuing to prosecute the Armenian application on our own.

Leosons General Trading Company, has filed submissions of the Generex Oral-lyn™ dossier with regulatory agencies in Kuwait, Qatar, Jordan, Yemen, and the United Arab Emirates, but no approvals have been forthcoming to date except for a limited, pharmacy specific importation license in the United Arab Emirates to import Generex Oral-lyn™ into Abu Dhabi. We recently established an office in Dubai Healthcare City Center to facilitate our work with the regulatory and marketing personnel of Leosons. This office provides greater exposure to the medical community within the Middle East region.

In March 2008, we received the first purchase order for 210,000 canisters of Generex Oral-lyn™ from Shreya Life Sciences Pvt. Ltd., our distributor in India. We are in the process of completing this order and partial shipment was made in September 2008. A marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™--the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies.

Over-the-Counter Products

We have entered into distribution agreements with the number of pharmaceutical wholesalers, including Cardinal Health, AmerisourceBergen Corporation, Amerimark Direct, DIK Drug Co., H.D. Smith Wholesale Drug, Kinray Inc., Smith Drug Company, Value Drug Company, RDC, Kohl & Frisch Limited, UniPharm Wholesale Drugs Ltd and McKesson Canada, for the distribution of Glucose RapidSpray™ in retail stores in the United States and Canada. Glucose RapidSpray™ is currently sold in the United States and Canada through a number of retail chains, including:

•	Rite Aid,

•	Butler Drug Store,

•	Rexall PharmaPlus,

•	Fruth Pharmacy,

•	Loblaws Companies Ltd.,

•	Hy-Vee Inc.,

•	Kerr Drug Inc.,

•	Kinney Drug, Inc.,

•	Medicine Shop,

•	Meijer,

•	ShopKo,

•	Weiss Markets Inc.,

•	Aurora Pharmacy, and

•	Shoppers Drug Mart.

Glucose RapidSpray™ is also available for sale on the Internet through Amazon.com, Walgreens.com, AmericanDiabetesWholesale.com and DiabeticExpress.com as well as in a number of independent drugstores throughout North America.

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

We continue to seek to expand our existing distribution channels for our over-the-counter products. We have implemented this strategy with the execution of a licensing and distribution agreement with Leosons for the marketing, distribution, and sale in the Middle East of Glucose RapidSpray™. In December 2007, we received a $400,000 purchase order for our over-the-counter products, including Glucose Rapid Spray™, from Leosons and are currently in the process of filling the order and partial shipments have been made product. To date, we have received approximately $98,000 in revenues from Leosons from sales of Glucose RapidSpray™.

In August 2007, we entered into a licensing and distribution agreement with Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd., a leading distributor of North American pharmaceutical and healthcare products in South Africa, for the marketing and distribution of Glucose RapidSpray ™ in South Africa and six neighboring countries.

Under these agreement, we will not receive an upfront license fee with respect to Glucose RapidSpray™, but the respective distributor will bear all costs associated with the procurement of governmental approvals for the sale of the product, including any clinical and regulator costs.

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

In March 2006, we successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, in Quito, Ecuador for the purposes of commercial supply and sales in Ecuador and other countries that can procure registrations and import licenses. We expect additional commercial manufacturing runs of the product at these facilities before the end of calendar year 2008. We anticipate that the capacity of this facility will be sufficient to support commercial sales in Ecuador, other countries in Latin America and around the world.

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

We currently have twenty issued U.S. patents and four pending U.S. patent application pertaining to aspects of buccal delivery technology including oral administration of macromolecular formulations (including insulin) as well as pain relief medications such as morphine and fentanyl.  We currently hold eight issued Canadian patents and five pending Canadian patent applications also relating to aspects of buccal drug delivery technology.  We also hold one hundred and four issued patents and one hundred and seventeen pending patent applications covering our drug delivery technology, including our over-the-counter glucose and energy spray products and metformin gum, in jurisdictions other than the U.S. and Canada, including Japan, Mexico, Australia and several European countries.  We plan to continue to expand our patent portfolio for additional products, formulations and device inventions.  We also plan to expand the territorial coverage of our existing patent portfolio and new additions to more markets around the world where we plan to do business.

In addition, we have one issued Canadian patent, one U.S. patent and one pending U.S. patent application pertaining to delivery technologies other than our buccal delivery technology.

We also have an indirect interest in seven drug delivery patents held by another company, Centrum Biotechnologies, Inc.

Our subsidiary Antigen currently holds eight issued U.S. patents, three Australian patents, nine other foreign patents, seven pending U.S. patent applications , one pending U.S. provisional patents and twenty-five foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on all of these patents and patent applications, including those licensed from the University of Massachusetts.

In addition to patents, we hold intellectual property in the form of trademark applications worldwide on products such as Generex Oral-lyn™ and Oral Recosulin™. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

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

The following descriptions of our competitors and their products were obtained from their filings with the Securities and Exchange Commission, information available on their web sites and industry research reports.

Buccal Insulin Product

•
Pfizer announced in October 2007 the discontinuation of development and marketing activities relating to Exubera®, the inhaled insulin product developed by Nektar Therapeutics. Exubera® was the first inhaled insulin formulation to receive FDA approval. In April 2008, Pfizer and Nektar Therapeutics announced that clinical trials of Exubera demonstrated increased lung cancer rates in certain patient. We are not aware of any product currently in Pfizer’s pipeline that directly competes with Oral-lyn™.

•
Nektar Therapeutics and Pfizer terminated their collaborative development and licensing agreement for Exubera® and Nektar’s next-generation inhaled insulin product in November 2007. In April 2008, Nektar announced that it had ceased all negotiations with potential partners for Exubera® and the next-general inhaled insulin product as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increased risk of lung cancer in certain patients. We are not aware of any product candidates under development by Nektar that compete directly with Oral-lyn™.

•
Alkermes, Inc. and Eli Lilly and Company entered into a licensing agreement in 2001 for the development of an AIR® inhaled insulin system based upon Alkermes’ AIR® pulmonary drug delivery system for large molecule drugs to the lungs with a dry power formulation. In March 2008, Eli Lilly announced its termination of development work relating to this product.

•
MannKind Corporation’s product candidates include Technosphere® insulin, comprised of MannKind’s dry power formulation and proprietary MedTone® inhaler. Phase III clinical trials are underway in the U.S., Europe and Latin America.

•
CPEX Pharmaceuticals, Inc.’s proprietary permeation enhancer, CPE-215®, provides skin, mouth, nose and eye membrane absorption of a variety of pharmaceuticals. CPEX has applied this technology to Nasulin™, through which insulin is absorbed via nasal mucosa. In 2007, Nasulin™ commenced Phase III clinical trials which CPEX expects to conclude in mid-2010. Bentley Pharmaceuticals spun off its drug delivery business as CPEX prior to Bentley’s merger with Teva Pharmaceuticals Industries, Ltd.

•
Abbott Laboratories, which offers a broad array of diabetes products, acquired Kos Pharmaceuticals in late 2006. Prior to the acquisition, Kos had conducted Phase II clinical trails for its metered dose inhaler for aerosol liquid insulin.

•	Emisphere Technologies, Inc. has an active oral insulin program focused on developing GLP-1 analogs. GLP-1 may potentially be absorbed through the GI tract in tablet form.

•
Novo Nordisk A/S, one of the two leading manufacturers of insulin in the world, announced in May 2008 the termination of clinical testing of the pulmonary delivery system for inhaled insulin, the AERx® insulin Diabetes Management System (AERx iDMS), initially developed by Aradigm Corporation. The product was in Phase III clinical trials at the time of Novo Nordisk’s announcement.

•	Nastech Pharmaceutical Company Inc. is conducting a Phase II clinical trial in Europe to evaluate its insulin nasal spray in Type 2 diabetics.

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

Buccal Morphine and Fentanyl Products

•
Cephalon, Inc. received FDA approval in September 2006 for FENTORA™ and launched the product in the United States shortly thereafter. FENTORA™ is a fentanyl buccal tablet that is placed between the patient’s upper cheek and gum and is indicated for the management of breakthrough pain in patients with cancer who are already receiving and are tolerant to opioid therapy for their underlying persistent cancer pain. Cephalon anticipates submitting a NDA to the FDA in late 2007 to expand the labeled indications for FENTORA™ to include non-cancer breakthrough pain in opioid-tolerant patients. Other competing products commonly prescribed to treat persistent pain are Ortho-McNeil’s DURAGESIC® and Purdue Pharmaceuticals’ OXYCONTIN® and MS-CONTIN®.

•	Nastech Pharmaceuticals is developing an intranasal formulation of morphine that is in Phase II clinical trials. ..

Immunomedicine Technology and Products

•
Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is Lovaxin C, which is used to treat head and neck cancer and human papillomavirus (HPV)-derived cervical cancer. Advaxis may begin Phase II clinical trials for Lovaxin C in 2008 and has prostate and breast cancer vaccines in preclinical phases.

•
Micromet, Inc. uses two platform technologies to treat cancers, autoimmune diseases and inflammation: (i) the creation of Single-Chain Antibodies (SCAs) through the use of the antigen-binding region of a full-sized antibody, held together by a linker; and (ii) BiTE® technology which utilizes the body’s CTLs to attack tumor cells. Micromet has completed Phase I clinical trials for its most developed product candidate, adecatumumab (MT201), for treatment of metastatic breast cancer.

•
Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007.

•
Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules. Its most advanced product candidate now in Phase III clinical trials is Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer. Dendreon is expected to release interim survival data compiled from the Phase III trials in late 2008. Dendreon has completed Phase I clinical trials in of Lapuleucel-T in patients with breast, ovarian and colorectal tumors. Lapuleucel-T targets HER/2-positive cancers.

•
Cell Genesys, Inc. currently has two clinical stage product platforms: (i) off-the-shelf GVAX™ cancer immunotherapies for prostate cancer (Phase III), pancreatic cancer (Phase II) and leukemia (Phase II), and (2) oncolytic virus therapies for bladder cancer (Phase I) and other tumors. The GVAX™ cancer treatments are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety. Cell Genesys and Takeda Pharmaceutical Co. have entered into an exclusive licensing agreement for GVAX. Cell Genesys has formed a partnership with Novartis AG for development of the oncolytic virus therapies.

•
Pharmexa-Epimmune, Inc., the U.S. subsidiary of Pharmexa A/S, has in its product pipeline a peptide vaccine, GV1001, which is in Phase III clinical trials for pancreatic cancer and Phase II clinical trials for liver and non-small cell lung cancer and two vaccines against HER/2-positive breast cancer in Phase I and Phase II clinical trials. Pharmexa-Epimmune has received significant NIH funding for vaccines against malaria and HIV, some of which are currently in Phase I testing.

•
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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2008, our expenditures on research and development were $90,035,712. These included $16,359,030 in the year ended July 31, 2008, $11,983,626 in the year ended July 31, 2007, and $6,554,393 in the year ended July 31, 2006. The increase in our research and development activities in 2008 compared to 2007 and 2007 compared to 2006 is due primarily to the preparation for and the commencement of Phase III clinical trials of our oral insulin product in Canada.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented Note 16 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2008, we had twenty-seven full-time employees, including our executive officers and other individuals who work for us full-time but are employed by management companies that provide their services, and ten employees of our subsidiary Antigen. Twelve of our employees are executive and administrative, twenty-two are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and three are engaged in corporate and product promotion and product sales. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, including Anna Gluskin, our Chief Executive Officer and President, Rose Perri, our Chief Operating Officer and Chief Financial Officer, Mark Fletcher, our Executive Vice-President and General Counsel, Dr. Gerald Bernstein, our Vice President Medical Affairs, Dr. Jaime Davidson, our Medical Director, Eric von Hofe, President of Antigen, Minzhen Xu, Vice-President Biology of Antigen, and Nikoletta Kallinteris, Senior Research Associate.

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

Executive Officers and Directors

Name	Age	Position Held with Generex

Anna E. Gluskin	57	Chairman, President, Chief Executive Officer and Director

Rose C. Perri	41	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mark Fletcher, Esquire	42	Executive Vice President and General Counsel

Gerald Bernstein, M.D.	75	Vice President, Medical Affairs

John P. Barratt	64	Director

Brian T. McGee	47	Director

Nola E. Masterson	61	Director

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

Gerald Bernstein, M.D. has served as Vice President Medical Affairs of Generex since October 2001. He served as a Director of Generex from October 2002 to May 2008. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein is an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He was president of the American Diabetes Association from 1998 to 1999.

John P. Barratt. Independent Director since March 2003. Mr. Barratt is currently the Chairman of the Generex Compensation Committee and a member of the Generex Audit Committee and Corporate Governance and Nominating Committee. Mr. Barratt currently serves as the Board Liaison Officer of The Caldwell Partners International, a role he commenced in July 2006. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brookfield Investments Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves as Chairman of the Independent Review Committees of BAM Split Corp. and Brookfield Investment Funds Management Inc. In addition, Mr. Barratt is a member of the Advisory Board and also acts in the capacity of Chief Financial Officer of Crystal Fountains Inc."

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee and a member of the Generex Compensation Committee and Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifman's business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.

Nola E. Masterson. Independent Director since May 2007. Ms. Masterson is currently a Chairperson of the Generex Corporate Governance and Nominating Committee and a member of the Generex Audit Committee and Compensation Committee. Since 1982, she has been the chief executive officer of Science Futures Inc., an investment and advisory firm. Ms. Masterson is currently Managing Member and General Partner of Science Futures LLC, I, II and III, which are venture capital funds invested in life science funds and companies. She also serves as a Senior Advisor to TVM Techno Venture Management, an international venture capital company, and as a member of the Board of Directors of Repros Therapeutics Inc., a development stage biopharmaceutical company formerly known as Zonagen, Inc. (currently trading on The NASDAQ Global Market under the symbol “RPRX”). Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder of Sequenom, Inc., a genetic analysis company located in San Diego and Hamburg, Germany. She also started the BioTech Meeting in Laguna Nigel, CA, the annual Biopharmaceutical Conference in Europe, and was nominated to the 100 Irish American Business List in 2003. Ms. Masterson began her career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management. Ms. Masterson has 31 years of experience in the life science industry. She received her Masters in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida.

Two of our former directors, Peter G. Amanatides and Dr. Gerald Bernstein, elected not to stand for re-election to the Board of Directors at the Annual Meeting of Stockholders held on May 27, 2008. Our Board now consists of five directors, three of whom are independent of Generex management.

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

William D. Abajian is a Business Development Consultant.   Mr. Abajian has served in senior management and executive positions with various businesses throughout the past twenty-five years where he played pivotal roles in the development and launches of a number of pharmaceutical and device products.   In 1988 he founded CPG Inc. in Lincoln Park, New Jersey where he served as Chief Executive Officer until 2002.  CPG Inc. invented, manufactured and sold DNA Synthesis products, chromatography media’s and molecular biology kits to researchers in over 40 countries worldwide.  This privately-held company was sold to Millipore Corporation in 2002.  Prior to running his own company Mr. Abajian served as the Vice President of Sales and Marketing at Electro Nucleonics Inc. in Fairfield, New Jersey between 1981 and 1988.  Electro Nucleonics Inc. invented, manufactured and sold blood chemistry systems and diagnostic kits worldwide.  The company also launched the first FDA approved AIDS test.  At Electro Nucleonics Mr. Abajian was responsible for procuring $50 million of hospital instrumentation sales, opened up the veterinarian market for the company and was key to brokering a deal that required all Armed Forces and The American Red Cross to purchase all HIV tests from the company.  The organization included five regional managers, 45 sales representatives and 20 technical representatives. In 2004, he founded The Abajian Group LLC, a company that advises CEOs on strategic planning and assists in the commercialization of technologies and sales and marketing.  He continues to serve as a trustee of Eva’s Village, a non-for-profit organization in Paterson, New Jersey, and of St. Joseph’s Hospital in Paterson, New Jersey, where he previously held the positions of Chairman of the OPEC Committee and a member of the hospital’s Finance and Pension Committee and the Executive Committee.

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

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 33 Harbour Square, Suite 202, Toronto, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com. However, information found on, or that can be accessed through, our website is not incorporated by reference into this annual report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the fiscal year ended July 31, 2008, we received modest revenues from sales of Glucose RapidSpray™ . We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2008. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India sometime this fiscal year.

To date, we have not been profitable and our accumulated net loss available to shareholders was $248,229,261 at July 31, 2008. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Negative conditions in the global credit markets may impair the liquidity of our investment in auction rate securities.
Our short-term investments consist of AAA-rated auction rate securities at a value of $8.9 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit markets do not improve, auctions for our invested amounts may continue to fail. If an auction continues to fail for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found, such buyer may only be willing to purchase the investments at price below par. Further, rating downgrades of the security issuer or the third-parties insuring such investments may further impact our ability to auction or sell these securities.

We are currently seeking alternatives for reducing our exposure to the auction rate market, but may not be able to identify any such alternative. There can be no assurance that we will be able to recoup any of our investments in the auction rate securities. If we are not able to monetize some or all of our auction rate securities, we may suffer a loss, and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

On August 15, 2008, the SEC announced that it had reached a preliminary settlement in principle with the financial institution through which we hold our auction rate securities, which included a plan to restore liquidity to the financial institution’s customers who invested in auction rate securities. The terms of the agreement in principle include, among others, the following:

•
The financial institution will offer to purchase the auction rate securities of large and institutional investors, presumably such as Generex, in a buy back that will begin no later than June 10, 2009 and conclude by June 30, 2009; and

•
Until the financial institution actually provides for the liquidation of the auction rate securities, the financial institution will provide customers no net loans that will remain outstanding until the auction rate securities are repurchased.

The agreement in principle is subject to finalization, review and approval by the Securities and Exchange Commission. To date, we have not received notice from the financial institution of the settlement terms.

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

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™, Glucose RapidSpray™, BaBOOM! ™ Energy Spray and GlucoBreak™, our technologies and products are at an early stage of development and we cannot expect significant revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador and India and our glucose sprays which are available over-the-counter in retail outlets in the United States and Canada. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we expect to receive only modest revenues from product sales in fiscal year 2009. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador and India. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites in North America according to the Phase III clinical plan.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece), a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon).

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. For these reasons, it is possible we will not receive regulatory approval for any prescription pharmaceutical product candidate in any countries other than Ecuador and India.

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

Delays in obtaining United States or other foreign approvals for our pharmaceutical products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted in any countries other than Ecuador and India, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

Even if we obtain regulatory approval to market our oral insulin product outside of Ecuador and India or to market any other prescription pharmaceutical product candidate , many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

•	acceptance of the formulation or treatment by health care professionals and diabetic patients;

•	the availability, effectiveness and relative cost of alternative diabetes or immunomedicine treatments that may be developed by competitors; and

•	the availability of third-party (i.e., insurer and governmental agency) reimbursements.

We will not receive significant revenues from Generex Oral-lyn™ or any of our other pharmaceuticals products that may receive regulatory approval until we can successfully manufacture, market and distribute them in the relevant markets.

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

Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, recently announced that they will discontinue development and/or sale of their inhalable forms of insulin. Unlike inhaled insulin formulations, Generex Oral-lyn™ is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

If government programs and insurance companies do not agree to pay for or reimburse patients for our pharmaceutical products, our success will be impacted.

Sales of our oral insulin formulation in Ecuador and India and our other potential pharmaceutical products in other markets will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

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

On July 23, 2008, we received notice from The Nasdaq Stock Market that we were not compliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days. In accordance with Marketplace Rule 4310(c)(8)(D), we have 180 calendar days, or until January 20, 2009, subject to extension, to regain compliance with this Rule. If, at anytime prior to January 20, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten (10) consecutive business days, we will regain compliance with the Rule.

In the event that we cannot demonstrate compliance with NASDAQ Rule 4310(c)(4) by the specified deadline and are not eligible for an additional compliance period, the staff will notify us that our stock would be delisted, at which time we can appeal the staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock will continue to trade on the NASDAQ Capital Market. If we are not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

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

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business .

The equity financing that we recently entered into will dilute current stockholders. Currently approximately 59,731,390 shares of common stock are issuable upon conversion of the 8% secured convertible notes and exercise of the warrants that we issued on March 31, 2008 (without regard to additional shares which may become issuable due to anti-dilution adjustments or in connection with payments of interest), which represents approximately 54% of the shares of common stock outstanding immediately prior to the transaction. In addition, we have the option, subject to certain conditions, to repay principal and accrued interest on the notes by converting such amounts into shares of our common stock. Assuming we pay all principal and interest in shares of common stock or the holders of the notes and warrants convert and exercise all of the notes and warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the notes and warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock in connection with our March 31, 2008 private placement of notes and warrants could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon conversion of the notes or exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of Generex, and dilute the interest of a party attempting to obtain control of Generex. As of October 6, 2008, we have issued 9,610,400 shares of common stock in repayment of principal and accrued interest on the notes.

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we need the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price.

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

We have mortgages on our Toronto properties totaling $3,187,248 at July 31, 2008. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $26,300 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,832,684 in fiscal 2009.

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

Item 4. Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on May 27, 2008. At the meeting, 79,102,998 shares of common stock were represented out of 110,636,091 shares that were entitled to vote. Our stockholders took the following actions at the Annual Meeting:

•	elected all five nominees to the Board of Directors (Proposal 1);

•
approved the potential issuance of shares of our common stock upon the conversion of convertible notes, upon payment of principal and interest due on the convertible notes and upon the exercise of warrants at a conversion or exercise price (as the case may be) less than the market price on March 31, 2008, which convertible notes and warrants were issued in a private placement financing for the purpose of complying with a Securities Purchase Agreement, dated March 31, 2008, among Generex and the investors in the private placement, and the rules governing the NASDAQ Capital Market (Proposal 2); and

•	ratified the appointment of Danziger Hochman Partners LLP as our independent public accountants for the fiscal year ending July 31, 2008 (Proposal 3).

The results of the vote for the Board of Directors was as follows:

Election of nominees to Board of Directors for terms expiring May 27, 2009	Votes For	Votes Against	Abstentions

Anna E. Gluskin	69.114%	0.000%	2.384%
	76,465,120	0	2,637,878
John P. Barratt	69.240%	0.000%	2.258%
	76,604,807	0	2,498,191
Brian T. McGee	69.259%	0.000%	2.240%
	76,625,038	0	2,477,960
Nola E. Masterson	69.199%	0.000%	2.299%
	76,559,095	0	2,543,903
Rose C. Perri	69.171%	0.000%	2.327%
	76,528,029	0	2,574,969

The results on the votes of the proposals were as follows:

Proposal	Votes For	Votes Against	Abstention	Broker Non-Votes
Proposal 2	63.796% 70,581,523	6.753% 7,471,127	0.949% 1,050,347	1
Ratification of Danziger Hochman Partners LLP	69.276% 76,643,761	1.135% 1,255,761	1.088% 1,203,474	2

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

The table below also sets forth the high and low sales prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter in the prior two years ended July 31, 2008.

	Bid Prices
	High	Low

Fiscal 2007
First Quarter	$2.70	1.25
Second Quarter	$2.32	1.53
Third Quarter	$1.97	1.60
Fourth Quarter	$2.14	1.26

Fiscal 2008
First Quarter	$1.70	1.41
Second Quarter	$1.95	1.27
Third Quarter	$1.45	0.81
Fourth Quarter	$1.19	0.74

The sales for our common stock reported on October 6, 2008 was $0.34.

As of October 6, 2008, there were approximately 711 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends
We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Stock Performance Graph

The following information under this heading “Stock Performance Graph” in this Part II, Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Stock Market (U.S. Companies) and the NASDAQ Biotechnology Index for the period commencing July 31, 2003 and ending on July 31, 2008. The graph assumes that $100 was invested on July 31, 2003, in Generex's common stock, the stocks in the NASDAQ Stock Market (U.S. Companies) and the stocks comprising the NASDAQ Biotechnology Index, and that all dividends were reinvested. Generex's common stock began trading on the NASDAQ SmallCap Market (now known as the NASDAQ Capital Market) on June 5, 2003.

Sales of Unregistered Securities

In the fiscal quarter ended July 31, 2008, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2008. The agreement was extended until January 22, 2009. During the three months ended July 31, 2008, we issued 50,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended July 31, 2008, we issued 24,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended July 31, 2008, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2008.

Item 6. Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the year ended July 31, 2008 were audited by MSCM LLP (successor to Danziger Hochman Partners LLP), and our financial statements for the years ended July 31, 2007 and 2006 were audited by Danziger Hochman Partners LLP (formerly known as Danziger & Hochman, Chartered Accountants which merged with MSCM LLP effective as of August 1, 2008). Our financial statements for the years ended July 31, 2005 and 2004 were audited by BDO Dunwoody, LLP.

In thousands	2008	2007	2006	2005	2004

Operating Results:
Revenue	$125	$180	$175	$392	$627
Net Loss	(36,229)	(23,505)	(67,967)	(24,002)	(18,363)
Net Loss Available to Common Stockholders	(36,229)	(23,505)	(67,967)	(24,002)	(19,173)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(.33)	(.22)	(.90)	(.66)	(.64)

Financial Positions:
Total Assets	$38,148	$46,404	$64,105	$13,466	$19,012
Long-Term Debt	$3,187	$3,144	$3,036	$3,288	$2,225
Convertible Debentures	$4,719	$—	$161	$1,315	$—
Series A, Preferred Stock	$—	$—	$—	$—	$14,310
Stockholder's Equity	$22,647	$36,071	$55,464	$6,127	$530

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2006, 2007 and 2008. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2008 and the information discussed in Part I, Item 1A - Risk Factors.

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™. To date, we have received regulatory approval in Ecuador and India for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 200 patients have been enrolled in 74 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

We received Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received similar authorization from health authorities in Netherlands in September 2008. We will continue to expand our SAP participation in additional countries around the world.

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, GlucoBreak™, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™.

Our subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. Development efforts also are underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, recently announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

We are a development stage company. From inception through the end of the year ended July 31, 2008, we have received only limited revenues from operations. In the fiscal years ended July 31, 2008 and 2007, we received approximately $128,039 and $182,429, respectively, in revenues from sales of Glucose RapidSpray™ . These numbers do not reflect deferred sales to the customers during the respective period with the right of return.

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

During the fiscal year ended July 31, 2008, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

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

Generex Oral-lyn™ was approved for importation and commercial sale in India in November 2007. We have entered into a licensing and distribution agreement with Shreya Life Sciences Pvt. Ltd. and are working with Shreya to prepare for the commercial launch of the product in India. We received no revenues from the sale of Generex Oral-lyn™ in India in the 2008 fiscal year.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year.

During the fiscal year ended July 31, 2008, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2008, approximately 84.6% of our $16,359,030 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects. During the fiscal year ended July 31, 2007, approximately 73% of our $11,983,626 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.

Approximately 15.4% or $2,517,552 of our research and development expenses for the fiscal year ended July 31, 2008 was related to Antigen's immunomedicine products compared to approximately 27% or $3,181,927 of our research and development expenses for the fiscal year ended July 31, 2007. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Share-based compensation Management determines value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” which revises SFAS No. 123 “Accounting for Stock-Based Compensation” for stock and options grants to employees. We also follow the guidance of Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

Results of Operations
Year Ended July 31, 2008 Compared to Year Ended July 31, 2007

Our net loss for the fiscal year ended July 31, 2008 (fiscal 2008) was $36,228,991 versus $23,504,958 in the fiscal year ended July 31, 2007 (fiscal 2007). The increase in net loss in fiscal 2008 versus fiscal 2007 is primarily due to the increase in research and development expenses in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe and the increase in general and administrative expenses. Our operating loss for fiscal 2008 increased to $33,445,470 compared to $24,876,102 in fiscal 2007. The increase resulted from an increase in research and development expenses (to $16,359,030 from $11,983,626), an increase in selling expense (to $1,562,258 from $693,309) and increases in general and administrative expenses (to $15,597,048 from $12,317,742). Our net revenues decreased to $124,891 in fiscal 2008 from $180,198 in fiscal 2007. The decrease in net revenue is attributable to a reduction in sales of Glucose RapidSpray™ in fiscal 2008 compared to stocking sales in fiscal 2007.

The increase in research and development expenses in fiscal 2008 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials and increased research and development efforts of Antigen. The increase in general and administrative expenses reflects the increase in legal, financial, consulting expenses, an increase in executive and director’s compensation due to cash and non-cash bonuses and one time impairment change relating to patents write-off. The increase was offset by the reduction in advertising and travel expenses. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ and BaBOOM Energy Spray that began in fiscal 2007.

Our interest expense in fiscal 2008 increased to $4,280,558 compared to interest expense of $849,548 in fiscal 2007 due to interest paid on the secured convertible notes issued in March 2008 in connection with a private placement. In fiscal 2008, we did not incur loss on extinguishment of debt reflecting monthly amortization payments due on the secured convertible notes. In fiscal 2007, our loss on extinguishment of debt was $237,162. Our interest income decreased to $1,166,439 in fiscal 2008 compared to $2,180,380 in the last fiscal year primarily due to substantially lower market interest rates. We received higher income from rental operations (net of expense) of $330,533 in fiscal 2008 compared to $277,474 in fiscal 2007.

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

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

At July 31, 2008, we had cash and short-term investments of approximately $26 million, a decrease of $9 million from the balance as of the end of the prior fiscal year. All of our short-term investments represent investment in high-grade auction rate securities. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. The relative buying and selling interest of market participants in our auction rate securities and in the auction rate securities market as a whole will vary over time, and such variations may be affected by, among other things, news relating to the issuer, the attractiveness of alternative investments, the perceived risk of owning the security (whether related to credit, liquidity or any other risk), the accounting or tax treatment accorded the instruments, reactions to regulatory actions or press reports, financial reporting cycles and market sentiment generally. Shifts of demand in response to any one or simultaneous particular events cannot be predicted and may be short-lived or exist for longer periods.

It is possible that the potential lack of liquidity in our auction rate security investments could adversely affect our liquidity and our ability to fund our operations. We cannot predict whether future auctions related to auction rate securities will be successful. We are currently seeking alternatives for reducing exposure to the auction rate market, but may not be able to identify any such alternative. If we are not able to monetize some or all of our auction rate securities, we could suffer a loss and such loss could have a material adverse effect on our ability to finance our future ongoing operations. On August 15, 2008, the SEC announced that it had reached a preliminary settlement in principle with the financial institution through which we hold our auction rate securities, which included a plan to restore liquidity to the financial institution’s customers who invested in auction rate securities. Under the settlement, the financial institution is required to offer to purchase the auction rate securities of its customers (other than individual investors, small businesses, and charitable organizations) in a buy back that will begin no later than June 10, 2009 and conclude by June 30, 2009. In addition, the financial institution is required by the settlement to offer no net loans that will remain outstanding until the auction rate securities are repurchased. The preliminary settlement is subject to finalization and SEC approval. To date, we have not received confirmation from the financial institution of the settlement terms.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada is a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, which is expected in before the end of calendar 2008, will provide us with revenue in fiscal 2009. We believe that the successful commercial launch of Oral-lyn™ in India, will enhance our ability to access additional sources of funding. For instance, in August 2008, we entered into a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea. Under this agreement, we will receive an upfront non-refundable license fee of $500,000 and a non-refundable license fee of $500,000 at such time as we obtain governmental approval for the importation, marketing, distribution and sale of the product in South Korea is obtained. When it places its first order of Oral-lyn™, Dong-Sung also will make a $500,000 pre-payment against which product purchases will be applied.

Further we anticipate that our principal payment obligations under the convertible notes issued in the March 2008 private placement will be largely satisfied without cash payments through conversion of principal into shares of our common stock as permitted by the notes. In addition, we may receive additional proceeds from the exercise of warrants issued in the March 2008 private placement. As of October 1, 2008, all of the warrants issued in March 2008 became exercisable.

As of July 31, 2008, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes.

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained. Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments. We filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000, but we have not offered any shares pursuant to this registration statement to date. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs.

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

Financing – 8% Secured Convertible Notes and Warrants

On March 31, 2008, we entered into a Securities Purchase Agreement and related documents with existing institutional investors relating to a private placement of 8% secured convertible notes (the “Notes”) and warrants (the “Warrants”) for aggregate gross proceeds to us of $20,650,000. In connection with the financing, we entered into a Registration Rights Agreement that required us to file a registration statement with the SEC by April 30, 2008 covering the resale of the shares of our common stock issuable pursuant to the Notes and Warrants.

Also in connection with the financing, we and our subsidiaries entered into a Security Agreement and related documents pledging and granting security interests to the investors in all of the non-real estate assets of Generex and our subsidiaries to secure all of our obligations to the investors, including our obligations pursuant to the Securities Purchase Agreement and the Notes and Warrants issued thereunder. With limited exceptions, the Security Agreement prohibits us from incurring future debt until the Notes are paid or converted. An “Event of Default” under the Notes constitutes an “Event of Default” under the Security Agreement.

The Notes have an 18-month maturity and amortize over fifteen months in fifteen equal monthly installments beginning on August 1, 2008. We may pay installments of principal and accrued interest in cash or, at our option, in shares of our common stock subject to the satisfaction of certain conditions. If we elect to pay principal and interest in shares of our common stock, the value of each share of common stock will be equal to the lower of (a) the conversion price, and (b) 90% of the average of the volume weighted average prices of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date.

At the option of each Noteholder, the principal amount outstanding under each Note is convertible at any time after March 31, 2008 into shares of our common stock at the initial conversion price of $1.21, which represents 110% of the closing bid price of our common stock on the NASDAQ Capital Market on the closing date, March 31, 2008.

Each Note lists certain “Events of Default”, which include, without limitation, any default in the payment of principal of, interest on or other charges in respect of the Notes as and when they become due and payable, and our failure to observe or perform any other covenant, agreement or warranty contained in, or otherwise commit any breach or default of any provision of Note, the Securities Purchase Agreement or the Security Agreement. Upon the occurrence of an Event of Default, the holder may require us to redeem all or any portion of a Note by delivering written notice thereof to us, at a default redemption price as calculated pursuant to certain formulas set forth in the Note. Until the default redemption price (together with any interest thereon) is paid in full, the amount of any Note submitted for redemption (together with any interest thereon) may be converted, in whole or in part, by the holder into common stock. In the event of a partial redemption, the principal amount redeemed shall be deducted from the installment amounts relating to the applicable installment date(s) as set forth in the notice of default and redemption.

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

The Securities Purchase Agreement provided that unless and until we obtained shareholder approval of the issuance of securities pursuant to this transaction, in no event could we (i) repay the principal amount due and owing under the Notes with shares of common stock or (ii) issue securities at a price per share less than the conversion price of the Notes or exercise price of the Warrants. A proposal to approve the issuance of securities pursuant to this transaction was approved by our shareholders at our Annual Meeting held on May 27, 2008.

We are prohibited from issuing any variable priced equity or variable priced equity-linked securities as long as any Note is outstanding. We also are prohibited from issuing any equity or equity-linked securities until 90 days after the effective date of a registration statement covering the resale of the shares of our common stock issuable pursuant to the Notes and Warrants, with limited exceptions. In addition, until the later of (i) 12 months after the effective date of such a registration statement and (ii) the date the Notes have been repaid or converted in full, the investors will have the right to participate in any capital raising transactions that we undertake.

The Warrants issued in connection with the March 2008 Securities Purchase Agreement include:

(i)
Series A and A-1 Warrants, which are exercisable for a period of 7 years into an aggregate of 75% of the number of shares of our common stock initially issuable upon conversion of the Notes, with the Series A Warrants being exercisable into 5,257,729 shares immediately upon issuance and the Series A-1 warrants being exercisable into 7,541,857 shares beginning October 1, 2008;

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
Series C Warrants, which are exercisable for a period of 7 years beginning October 1, 2008, but only to the extent that the Series B Warrant are exercised and only in the same percentage that the Series B Warrants are exercised, up to a maximum percentage of 75% of the number of shares of our common stock initially issuable upon conversion of the Notes (initially a maximum of 12,799,580 shares).

The initial exercise price of each Series A Warrant, Series A-1 Warrant, Series B Warrant and Series C Warrant is $1.21.

In accordance with the terms of the Notes and the Warrants, no holder may convert a Note or exercise a Warrant if after giving effect to such conversion or exercise, as the case may be, such holder would beneficially own greater than 4.90% or 4.99%, as to certain holders, and 9.90% or 9.99%, as to other holders, of outstanding shares of our common stock after giving effect to such conversion or exercise, as applicable.

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

In addition, in connection with the transaction, we (a) reduced the strike price of our outstanding common stock purchase warrants that are held by the investors in the March 2008 private placement and certain other warrant holders and that have strike prices ranging from $1.25 to $3.00, to $1.10, which equals the closing bid price of the common stock on the NASDAQ Capital Market on the closing date, March 31, 2008, and (b) extended the expiration date of such warrants to March 31, 2015. The holders of those warrants will waive all anti-dilution entitlements they have in respect of any of our previously issued securities with respect to the issuance or conversion of the Notes, the payment of the installments or interest in shares of the common stock, or the issuance or exercise of the Warrants.

At July 31, 2008, we recorded $20,650,000 in aggregate principal amount of the Notes outstanding. Interest on the principal amount outstanding under the Notes will accrue at a rate of eight percent (8%) per annum. As of July 31, 2008, we incurred interest expense of $4,048,117 related to the Notes that includes non cash accounting expense of $3,483,684 relating to debt discount.

At July 31, 2008, outstanding Warrants issued in connection with the March 2008 Securities Purchase Agreement and the repriced warrants described above were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Exercise Date	Expiration Date
March 31, 2008	12,697,024	$1.10	March 31, 2008	March 31, 2015

March 31, 2008	5,257,729	$1.21	March 31, 2008	March 31, 2015

March 31, 2008	20,341,437	$1.21	October 1, 2008	October 1, 2015

March 31, 2008	17,066,117	$1.21	October 1, 2008	October 1, 2009

*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

Registration Statement

On April 30, 2008, we filed a registration statement with the SEC on Form S-3 covering the resale of all the shares of our common stock issuable pursuant to the Notes and Warrants. We received comments on the registration statement from the SEC Staff and filed amendments to the registration statement. In the third amendment, we reduced the number of shares to be registered to an aggregate of 30,191,665 shares, which number is equal to 30% of our public float as measured prior to the March private placement and includes:

•	22,527,275 shares of our common stock issuable upon conversion of, and as interest payments on, the Notes (120%);

•	6,309,275 shares of common stock issuable upon exercise of the Series A Warrants issued to the holders of the Notes; and

•	1,355,117 shares of common stock issuable upon exercise of some of the Series A-1 Warrants.

The registration statement, as amended, was declared effective on July 29, 2008.

Payments on Notes

In July and August 2008, we entered into waiver and consent agreements with the Noteholders to allow us to convert some or all of the installment amounts due on the Notes on the August 1st, September 1st and October 1st installment dates into shares of our common stock, subject to certain conditions. We sought waivers from the Noteholders due to our failure to meet certain conditions precedent to the conversion of installment amounts under the Notes as of the August 1st installment notice date, including:

•
the registration statement for the resale of all of the shares of common stock underlying the Notes and the Warrants was not effective at least thirty days prior to the installment notice date of August 1, 2008; and

•	we failed to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) of The Nasdaq Stock Market.

Pursuant to the consent and waiver agreements, all of the Noteholders, with the exception of Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP (together, the “Iroquois Funds”), agreed to waive satisfaction of (i) the effective registration statement requirement with respect the September 1, 2008 installment date, and (ii) the listing maintenance condition with respect to the September 1, 2008 and October 1, 2008 installment dates. Thus, we converted the installment amounts due on each of the September 1st and October 1st installment dates into shares of our common stock. The Iroquois Funds agreed to waive satisfaction of the two conditions precedent to our conversion of installments amounts with respect the September 1, 2008 installment date such that we converted the September 1, 2008 installment amount due to the Iroquois Funds into shares of our common stock.

In addition, subject to certain conditions, three of the investors - Cranshire Capital, L.P., Portside Growth and Opportunity Fund, and Smithfield Fiduciary LLC -, consented to our conversion and redemption, as applicable, of the installment amount due on August 1, 2008 as follows:

•	On the August 1st installment date, we paid the accrued and unpaid interest in cash.

•	We paid the balance of the August 1st installment amount in shares of our common stock as follows:

•	50% of the shares were issued at the same time and in the same manner as the shares issued in payment of the September 1, 2008 installment amount; and

•	50% of the shares were issued at the same time and in the same manner as the shares issued in payment of the October 1, 2008 installment amount.

•	The shares issued in respect of the August 1st installment amount were calculated using the lower of:

•	the then applicable conversion price,

•
the price computed as 90% of the arithmetic average of the volume weighted average price (“VWAP”) of the common stock on each of the twenty consecutive trading days immediately preceding August 1, 2008 and

•
the price computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty consecutive trading days immediately preceding the delivery or deemed delivery of our installment notice with respect to the installment amount due on September 1, 2008 or October 1, 2008, as applicable.

Another investor, Rockmore Investment Master Fund Ltd, consented to our conversion and redemption, as the case may be, of the August 1st installment amount in the manner described above, except that we paid 50% of the principal balance of the August 1st installment amount plus accrued and unpaid interest in cash on August 1st, andwe paid the remaining50% of the principal balance of the August 1st installment amount in shares of common stock, delivering half of such shares together with the September 1, 2008 installment amount and half of such shares together with the October 1, 2008 installment amount.

We obtained similar waivers from all investors in respect to our November 1, 2008 installment amount.

As of October 6, 2008, we have issued 9,610,400 shares of common stock and paid $941,100 in cash to repay Note principal and accrued interest in the aggregate amount of $4,946,516.

Because of the decrease in our stock price since the filing of the registration statement required under the Notes, we believe that the registration statement does not likely include a sufficient number of shares to allow us to make all of the remaining principal and interest payments in shares rather than in cash. We believe that we will be able to negotiate relief from the requirement that an additional registration statement be filed the near future to comply with the condition precedent under the Notes because all of the shares we would issue in the absence of a registration statement would be eligible for resale by the investors pursuant to Rule 144. (As of October 1, 2008, the Series A-1, Series B and Series C Warrants became exercisable. To the extent that the holders exercise the Series A-1, Series B and Series C Warrants pursuant to the cashless exercise feature contained therein, the holders will have satisfied the holding period mandated by the SEC under Rule 144.) As of the filing of this Annual Report on Form 10-K, however, we have not negotiated such arrangements and it is possible that we will need to pay the majority of the remaining principal and interest on the Notes in cash.

With respect to our noncompliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for 30 consecutive business days, we have 180 calendar days, or until January 20, 2009, to regain compliance with the Rule. If, at anytime prior to January 20, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten consecutive business days, we will regain compliance with the Rule. In addition, assuming that the we meet the initial listing criteria, we may seek an additional 180 calendar day period to regain compliance. We believe that as our late-stage clinical trials of Generex Oral-lyn™ progress in the United States, Canada, Europe and certain countries in Eastern Europe, investor confidence in Generex will increase, which would have a positive effect on our stock price and enable us to meet the minimum bid price requirement under Marketplace Rule 4310(c)(4). To the extent that we have not achieved compliance with the Rule by the December 1st installment notice date, we will seek further waivers from the Noteholders with respect to this condition.

Cash Flows for the Year Ended July 31, 2008

For the year ended July 31, 2008, we used $28,309,464 in cash to fund our operating activities. The use for operating activities included a net loss of $36,228,991, a net increase in inventory and inventory deposits of $1,345,939, a $30,701 increase in accounts receivable, offset by an increase of $762,505 in accounts payable and accrued expenses, an increase of $92,481 in deferred revenue and a decrease in other current assets of $53,687.

The use of cash was offset by non-cash increases of approximately $1,084,919 related to depreciation and amortization, $741,690 write-off of impaired patents, $1,260,263 in stock-based compensation to employees, $1,611,882 in stock-based compensation for services to consultants, $205,056 in amortization of the loan origination fee and deferred debt issuance cost and $3,483,684 of amortization of debt discount related to the convertible note transaction.

We had net cash flows from investing activities of $4,920,847 in the year ended July 31, 2008, primarily consisting of $28,307,895 in proceeds from maturity of short term investments and $51,219 in changes in deposits. This was offset by payments for property and equipment of $57,136, cost incurred for patents of $232,760 and re-purchase of short term investments of $23,148,371.

We had net cash flows from financing activities of $19,651,109 in the year ended July 31, 2008. Proceeds from convertible notes were $20,450,000 and proceeds from the exercise of stock options and warrants were $391,790. We made payments on our notes payable and long-term debt of $812,225, and repurchased shares of our common stock from a single stockholder for $378,456

Our net working capital at July 31, 2008 decreased from July 31, 2007 by $14,036,931 to $14,377,753, which was attributed largely to our fiscal 2008 loss offset by the net cash flows from our financing activities.

Funding Requirements

We expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™ in India and Ecuador. We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors. In addition, we will expend resources on further clinical development of our immunotherapeutic vaccines. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India and Ecuador;

•	the timing, receipt and amount of sales, if any, from our over-the-counter products;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Contractual Obligations

The following table of contractual obligations as of July 31, 2008 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,472,448	1,990,432	1,482,016
Convertible Debt Obligations	22,191,866	18,005,576	4,186,290
Capital Lease Obligations
Operating Lease Obligations	493,975	153,030	230,581	109,587	777
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP

Total	$26,158,289	$20,149,038	$5,898,887	$109,587	$777

Convertible debt obligations represent scheduled principal and interest payments on our 8% secured convertible notes. Remaining principal of $20,650,000 is payable in monthly installments, through September 2009. Principal may be paid, at our option, in cash or shares of our common stock, subject to the satisfaction of certain equity conditions delineated in the notes. Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of July 31, 2008 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2008 and 2007, we paid the management company approximately $54,473 and $47,832, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2008, we paid approximately $44,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2009.

Consulting Fees. Peter Amanatides, a former director, is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field. At July 31, 2008, we owed a balance of $50,000 in fees to PharmaLogika for services rendered. We do not expect to pay any further fees to PharmaLogika going forward. Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of the Notes and Warrants was Cranshire Capital, L.P. Cranshire purchased Notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173. On April 9, 2008, following the closing of the March 2008 private placement, Cranshire jointly filed a Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more than 5% of our outstanding shares of common stock. A description of the March 2008 private placement and the Notes and Warrants is set forth above the heading “Financial Condition, Liquidity and Resources - Secured Convertible Notes and Warrants.”

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

Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements or adjustments to our deferred tax assets and related valuation allowance. Our evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of July 31, 2008.

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

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." We do not expect SFAS 162 to have a material effect on our consolidated financial statements.

The FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” in June 2008. Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented and will be effective for Generex on August 1, 2009. We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

The FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements),” in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will effective for the Generex on August 1, 2009. This FSP will apply to our convertible debentures. We are currently evaluating how it may affect our consolidated financial statements.

Item. 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks associated with changes in the exchange rates between U.S. and Canadian currencies and with changes in the interest rates related to our fixed rate debt. We do not believe that any of these risks will have a material impact on our financial condition, results of operations and cash flows.

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During last fiscal year, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of July 31, 2008, we held such auction rate securities with a par value totaling $8.9 million. In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.

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

As of July 31, 2008, we had fixed rate debt totaling $3,187,248. This amount consists of the following:

Loan Amount	Interest Rate per Annum
446,115	6.82%
276,602	6.82%
676,485	7.60%
390,800	8.50%
209,530	10%
1,187,716	6.07%
3,187,248	Total

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

Item 8. Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corporation (a Development Stage Company) as of July 31, 2008 and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for year then ended and for the period November 5, 1995 (date of inception) to July 31, 2008. We also have audited Generex Biotechnology Corporation’s internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2008 and the results of its operations and its cash flows for year then ended and for the period November 5, 1995 (date of inception) to July 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

/s/ MSCM LLP

MSCM LLP
Toronto, Canada
September 30, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) as of July 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We also have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management’s assessment, and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audits.

We conducted our audits, referred to above, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures we consider necessary in the circumstances. We believe that our audits provide reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management’s assessment that Generex Biotechnology Corporation maintained effective internal control over financial reporting as of July 31, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Furthermore, in our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Danziger Hochman Partners LLP

Danziger Hochman Partners LLP
Toronto, Canada
October 3, 2007

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,
	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$17,237,510	$21,026,067
Short-term investments	8,852,214	14,011,738
Accounts receivable	81,784	58,264
Inventory	1,465,222	123,931
Other current assets	380,927	469,210
Deferred debt issuance costs	506,608	—
Total Current Assets	28,524,265	35,689,210

Deferred Debt Issuance Costs	211,086	—
Property and Equipment, Net	1,744,974	2,137,027
Assets Held for Investment, Net	3,713,317	3,693,183
Patents, Net	3,954,241	4,884,984

TOTAL ASSETS	$38,147,883	$46,404,404

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$7,469,710	$7,156,709
Deferred revenue and rebate liability	125,598	33,314
Current maturities of long-term debt	1,832,684	84,503
Convertible debentures, net of debt discount of $15,931,480 and $-0-at July 31, 2008 and 2007, respectively	4,718,520	—
Total Current Liabilities	14,146,512	7,274,526

Long-Term Debt, Net	1,354,564	3,059,286

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at July 31, 2008 and 2007; -0- shares issued and outstanding at July 31, 2008 and 2007	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at July 31, 2008 and 2007; 111,992,603 and 109,616,518 shares issued and outstanding at July 31, 2008 and 2007, respectively	111,992	109,616
Additional paid-in capital	269,849,581	247,079,439
Deficit accumulated during the development stage	(248,229,261)	(212,000,270)
Accumulated other comprehensive income	914,495	881,807
Total Stockholders’ Equity	22,646,807	36,070,592

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$38,147,883	$46,404,404

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Years Ended July 31,			to July 31,
	2008	2007	2006	2008

Revenues	$128,039	$182,429	$175,000	$2,504,764
Sales discounts	(3,148)	(2,231)	—	(5,379)
Net Revenue	124,891	180,198	175,000	2,499,385

Cost of Goods Sold	52,025	61,623	—	113,648

Operating Expenses:
Research and development	16,359,030	11,983,626	6,554,393	89,815,494
Research and development - related party	—	—	—	220,218
Selling and marketing	1,562,258	693,309	56,028	2,311,595
General and administrative	15,597,048	12,317,742	12,270,562	105,636,466
General and administrative - related party	—	—	—	314,328
Total Operating Expenses	33,518,336	24,994,677	18,880,983	198,298,101

Operating Loss	(33,445,470)	(24,876,102)	(18,705,983)	(195,912,364)

Other Income (Expense):
Miscellaneous income (expense)	65	—	500	196,258
Income from rental operations, net	330,533	277,474	236,521	1,251,461
Interest income	1,166,439	2,180,380	767,598	7,508,897
Interest expense	(4,280,558)	(849,548)	(37,715,275)	(47,882,573)
Loss on extinguishment of debt	—	(237,162)	(12,550,565)	(14,134,068)

Net Loss Before Undernoted	(36,228,991)	(23,504,958)	(67,967,204)	(248,972,389)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(36,228,991)	(23,504,958)	(67,967,204)	(245,934,204)

Preferred Stock Dividend	—	—	—	2,295,057

Net Loss Available to Common Shareholders	$(36,228,991)	$(23,504,958)	$(67,967,204)	$(248,229,261)

Basic and Diluted Net Loss Per Common Share	$(.33)	$(.22)	$(.90)

Weighted Average Number of Shares of Common Stock Outstanding	110,991,192	108,416,023	75,416,234

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for
services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange
for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange
for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998
reverse merger between GBC-Delaware, Inc.and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March
1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April
1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange
for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May
1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange
for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for
services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June
1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June
1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange
for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2008

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2007	-	$-	109,616,518	$109,616	-	$-	$247,079,439	$-	$(212,000,270)	$881,807	$36,070,592
Issuance of common stock in exchange for the services rendered Aug 2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation Aug 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation - officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation Aug 2007, $1.51 (Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation Aug 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Sep 2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered Sep 2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered Sep 2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation Sep 2007, $1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Oct 2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation Oct 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered Oct 2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered Oct 2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation Oct 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered Nov 2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation Nov 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered Nov 2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered Dec 2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered Dec 2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, Dec 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation - officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered Dec 2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation Dec 2007, $7.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered Jan 2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered Jan 2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered Jan 2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation Oct 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910
Issuance of common stock in exchange for the services rendered Feb 2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, Feb 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation Feb 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Mar 2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation - officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered Mar 2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation Mar 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered Mar 2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered Mar 2008, $3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation Mar 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, Mar 2008, $1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, Mar 2008, $1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock Mar 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs Mar 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, Mar 2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, Apr 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered Apr 2008, $1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, Apr 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered Apr 2008, $1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation Apr 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008, $1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008, $0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered Jun 2008, $0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation Jun 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered Jul 2008, $0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered Jul 2008, $0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation Jul 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
				(Date of Inception)
	For the Year Ended July 31,			to July 31,
	2008	2007	2006	2008
Cash Flows From Operating Activities:
Net loss	$(36,228,991)	$(23,504,958)	$(67,967,204)	$(245,934,204)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,084,919	1,166,090	1,134,676	6,966,865
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	—	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	741,690	21,721	73,699	913,196
Loss on disposal of property and equipment	—	—	911	911
Loss on extinguishment of debt	—	237,163	12,550,565	14,134,069
Common stock issued as employee compensation	1,187,685	748,076	1,545,504	3,481,265
Issuance of options and option modifications as employee compensation	72,578	—	—	72,578
Common stock issued for services rendered	1,529,882	1,695,013	515,039	8,526,198
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375	138,375
Non-cash compensation expense	—	—	—	45,390
Stock options and warrants issued for services rendered	82,000	266,400	172,450	7,354,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	205,056	—	1,234,772	1,687,935
Amortization of discount on convertible debentures	3,483,684	608,737	14,586,879	22,414,111
Common stock issued as interest payment on convertible debentures	—	15,716	191,747	284,459
Interest on short-term advance	—	—	13,524	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	—	7,974	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(30,701)	(56,680)	—	(87,381)
Miscellaneous receivables	—	—	—	43,812
Inventory	(1,345,939)	(117,502)	—	(1,463,441)
Other current assets	53,687	(26,068)	9,596	(75,026)
Accounts payable and accrued expenses	762,505	1,682,196	3,780,168	12,090,620
Deferred revenue	92,481	33,031	—	125,512
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(28,309,464)	(17,231,065)	(10,573,416)	(146,197,741)

Cash Flows From Investing Activities:
Purchase of property and equipment	(57,136)	(93,704)	(149,991)	(4,593,547)
Costs incurred for patents	(232,760)	(208,606)	(114,010)	(2,050,362)
Change in restricted cash	—	—	216,868	45,872
Proceeds from maturity of short term investments	28,307,895	22,795,763	8,600,000	186,390,704
Purchases of short-term investments	(23,148,371)	(22,434,848)	(22,972,653)	(195,242,918)
Cash received in conjunction with merger	—	—	—	82,232
Advances to Antigen Express, Inc.	—	—	—	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	51,219	(196,457)	(29,639)	(652,071)
Change in notes receivable - common stock	—	—	—	(91,103)
Change in due from related parties	—	—	—	(2,222,390)
Other, net	—	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	4,920,847	(137,852)	(14,449,425)	(19,402,057)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	—	325,179
Repayment of short-term advance	—	—	(347,369)	(347,369)
Proceeds from issuance of long-term debt	—	—	35,461	2,005,609
Repayment of long-term debt	(89,475)	(73,151)	(572,280)	(1,941,844)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	—	125,000	39,337,065	44,015,049
Proceeds from exercise of stock options	391,790	301,931	3,241,755	4,945,916
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Redemption of SVR preferred stock	—	(100)	—	(100)
Proceeds from issuance of convertible debentures, net	20,450,000	—	13,955,000	40,704,930
Payment of costs associated with convertible debentures	(722,750)	—	—	(722,750)
Repayments of convertible debentures	—	(174,399)	—	(635,757)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	7,000,004	80,283,719
Purchase and retirement of common stock	(378,456)	—	—	(497,522)
Net Cash Provided by Financing Activities	19,651,109	179,281	62,649,636	182,858,917

Effect of Exchange Rates on Cash	(51,049)	7,210	(4,832)	(21,609)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,788,557)	(17,182,426)	37,621,963	17,237,510

Cash and Cash Equivalents, Beginning of Period	21,026,067	38,208,493	586,530	—

Cash and Cash Equivalents, End of Period	$17,237,510	$21,026,067	$38,208,493	$17,237,510

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business:

Generex Biotechnology Corporation (the Company) and its wholly-owned subsidiary Generex Pharmaceuticals, Inc. are engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously. Oral–lynTM the first product based on this platform technology, is in the various stages of regulatory approval in different jurisdictions around the world.

The Company’s wholly-owned subsidiary, Antigen Express, Inc. (Antigen), is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.  The Company’s immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). The immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are expected to greatly boost immune cell responses which diagnose and treat the ailments and conditions.

The Company is a development stage company, which has a limited history of operations and whose revenues primarily comprised of $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations and $50,000 in conjunction with the execution of a licensing agreement. The Company currently is recognizing revenue from the sale of three of its four commercially available products. Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries in which a controlling interest is maintained. For those consolidated subsidiaries where the Company ownership is less than 100 percent, the outside stockholders’ interests are shown as minority interests. Effective December 17, 2004, the Company’s ownership in all consolidated subsidiaries is 100 percent. All significant intercompany transactions and balances have been eliminated.

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Cash and Cash Equivalents
The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Short-Term Investments
Short-term investments include auction rate securities and short-term U.S. term deposits with original maturities of between three to twelve months. These short-term notes are classified as held to maturity and are valued at amortized cost. The auction rate securities are classified as available for sale and are recorded at fair value. At July 31, 2008, the short-term investments consisted of auction rate securities.

Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company sells its product to various distributors and retailers. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectibility. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at July 31, 2008 and 2007, however, actual write-offs may exceed the allowance.

Inventory
Inventory consists of commercially available products and their components. Inventory is stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventory to its net realizable value.

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

Assets Held for Investment
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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of long-lived assets under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.

Convertible Debentures
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an imbedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital. The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

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

Revenue Recognition
Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists (as amended)” recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be a consigned inventory until the revenue is recognized. Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

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

Rental income is recognized as revenue in the period in which the space is occupied.

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

Stock-Based Compensation
The Company follows SFAS No. 123(R) “Share-Based Payment” which revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

Net Loss Per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period. The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings. Refer to Note 14 for methodology for determining net loss per share.

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

Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, short-term investments, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature. Long-term debt and convertible debentures approximates their fair value based upon the borrowing rates available for the nature of the underlying debt.

Effects of Recent Accounting Pronouncements
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), on August 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement 109 “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition classification, interest and penalties accounting in interim periods disclosure and transition.

Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the financial statements or adjustments to deferred tax assets and related valuation allowance. The evaluation was performed for the tax years ended July 31, 2007, 2006, 2005 and 2004, the tax years which remain subject to examination by major tax jurisdictions as of July 31, 2008.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value.  The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs.  Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances.  An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007. On February 12, 2008, the FASB delayed the effective date for non-financial assets and liabilities to fiscal years beginning after November 15, 2008; however the effective date for the financial assets remains intact. The Company is currently evaluating this pronouncement in connection with SFAS 157.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).” This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will effective for the Company on August 1, 2009. This FSP will apply to the Company’s convertible debentures. The Company is currently evaluating how it may affect the consolidated financial statements.

In June 2008, the FASB issued Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

Note 3 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2008	2007

Land	$222,228	$213,312
Buildings and Improvements	1,408,524	1,352,010
Furniture and Fixtures	105,668	101,705
Office Equipment	189,787	181,273
Lab Equipment	4,354,027	4,221,152

Total Property and Equipment	6,280,234	6,069,452

Less Accumulated Depreciation	4,535,260	3,932,425

Property and Equipment, Net	$1,744,974	$2,137,027

Depreciation expense amounted to $517,057, $631,597 and $605,657 for the years ended July 31, 2008, 2007 and 2006, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 4 - Assets Held for Investment, Net:

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2008	2007

Assets Held For Investment	$4,672,659	$4,485,179

Less: Accumulated Depreciation	959,342	791,996

Assets Held For Investment, Net	$3,713,317	$3,693,183

Depreciation expense amounted to $136,565, $122,171 and $125,366 for the years ended July 31, 2008, 2007 and 2006, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income. Included in income from rental operations, net is $531,757, $457,458 and $464,150 of rental income and $201,224, $179,984 and $227,629 of rental expenses for the years ended July 31, 2008, 2007 and 2006, respectively.

Note 5 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2008	2007

Patents	$5,844,026	$6,580,005

Less: Accumulated Amortization	1,889,785	1,695,021

Patents, Net	$3,954,241	$4,884,984

Weighted Average Life	12.8 years	13.1 years

Amortization expense amounted to $431,297, $412,322 and $403,654 for the years ended July 31, 2008, 2007 and 2006, respectively. Amortization expense is expected to be approximately $388,000 per year for the years ended July 31, 2009 through 2013. During the years ended July 31, 2008, 2007 and 2006, the Company wrote off approximately $741,690, $22,000 and $74,000 of net book value of patents to general and administrative expenses, respectively.

Note 6 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards. The net operating loss carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $30,277,058, $19,012,466 and $64,252,188 for the years ended July 31, 2008, 2007 and 2006, respectively. Pretax losses arising from foreign operations (Canada and Bermuda) were $5,951,933, $4,492,492 and $3,715,016 for the years ended July 31, 2008, 2007 and 2006, respectively. As of July 31, 2008, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $144,878,000, which expire in 2015 through 2028, in Generex Pharmaceuticals Inc. of approximately $34,817,000, which expire in 2009 through 2027 and in Antigen Express, Inc. of approximately $16,886,000, which expire in 2016 through 2028. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years should certain ownership changes occur.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2008, and 2007, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$67,575,522	$57,628,338
Other timing difference	1,545,671	2,579,377
Total Deferred Tax Assets	69,121,193	60,207,715

Valuation Allowance	(68,133,445)	(58,873,007)

Deferred Tax Liabilities
Intangible assets	(907,327)	(1,236,432)
Other timing difference	(80,421)	(98,276)
Total Deferred Tax Liabilities	(987,748)	(1,334,708)

Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2008, 2007 and 2006 is as follows:

	2008	2007	2006

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	1.0	2.0	—
Nondeductible items	1.0	—	7.0
Other timing differences	6.0	(10.0)	6.0
Change in valuation allowance	26.0	42.0	21.0

Effective tax rate	—%	—%	—%

Note 7 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2008	2007

Accounts Payable	$2,613,789	$1,791,080
Research and Development	2,048,101	1,956,049
Executive Compensation	2,469,026	2,252,978
Financial Services	338,794	1,156,602
Total	$7,469,710	$7,156,709

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 8 - Commitments and Contingent Liabilities:

Consulting Agreements
The Company is obligated under a non-exclusive consulting agreement expiring in 2010 with a service provider whereby the service provider will solicit and evaluate prospective third party wholesale and retail distribution channels for the Company’s Oral-lynTM. In exchange for these services, the Company is required to pay $300,000 per annum and an aggregate of 450,000 shares of common stock to be issued quarterly over the term of the agreement, of which 300,000 shares of common stock remain to be issued.

The Company has entered into a one year consulting agreement expiring in 2009 with a consultant to provide various management services including but not limited to assisting the Company with obtaining additional financing. In exchange for these services, the Company is required to pay $90,000 per annum and a contingent advisory fee in the event of successfully obtaining additional financing.

Leases
The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2008 are as follows:

Year	Amount

2009	$153,030
2010	122,473
2011	108,108
2012	107,257
2013	2,330
Thereafter	777
Total Minimum Lease Payments	$493,975

Lease expense amounted to approximately $131,000, $41,000 and $39,000 for the years ended July 31, 2008, 2007 and 2006, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada. The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2008:

Year	Amount

2009	$69,226
2010	45,610
2011	32,118
2012	32,680
2013	15,098
Thereafter	—
Total	$194,732

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assets Held for Investment
The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2008:

Year	Amount

2009	$335,664
2010	246,358
2011	215,770
2012	182,008
2013	84,535
Thereafter	21,618
Total	$1,085,953

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

The Company has a supply agreement with Catalant Pharma Solutions whereby the Company will perform a technical transfer for the production of Oral-lyn™ drug product for use in the Company’s Phase III clinical trials and/or studies. The project is billed over the term of the project. Either party may terminate the agreement, or any portion thereof, by providing forty-five days written notice.

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

Employment Agreements
As of July 31, 2008, the Company has an employment agreement with an executive expiring December 2010, whereby the Company is required to pay an annual base salary of $315,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2008, the Company has an employment agreement with an executive expiring March 2012, whereby the Company is required to pay an annual base salary of $200,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2008, the Company has employment agreements with its President/Chief Executive Officer and its Chief Financial Officer/Chief Operating Officer expiring December 2010, whereby the Company is required to pay an annual base salary of $525,000 and $420,000, respectively, and bonuses at the discretion of the Compensation Committee of the Board of Directors. The agreements require six months notice of non-renewal/termination. In the event either agreement is terminated, by reason other than cause, death or disability or voluntary termination, the Company may be required to pay the executive the greater of five times base salary at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination.

As of July 31, 2008, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $460,000 to the three employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

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

Note 9 - Related Party Transactions:

The Company utilizes a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s senior officers. For the years ended July 31, 2008, 2007 and 2006, the Company has paid the management company $54,473, $47,832 and $46,113, respectively, in management fees.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt:

Long-term debt consists of the following:
	July 31,
	2008	2007

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $2,285, due June 2011, secured by real property located at 98 Stafford Drive, Brampton, Canada	$276,602	$273,666

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $3,686, due June 2011, secured by real property located at 1740 Sismet Road, Mississauga, Canada	446,115	441,380

Mortgage payable - interest at 7.6 percent per annum, monthly payments of principal and interest of $5,899, due May 2010, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	676,485	667,943

Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $2,557, due November 2008, secured by real property located at 13-14, 11 Carlaw Avenue, Toronto, Canada	209,530	210,371

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,768, principal payment due August 2008, secured by real property located at 10-11, 11 Carlaw Avenue, Toronto, Canada	390,800	375,120

Mortgage payable - interest at 6.07 percent per annum, monthly interest payments of $9,100, principal due March 2009, secured by secondary rights to real property located at 1-8, 11 Carlaw Avenue, Toronto, Canada	1,187,716	1,175,309

Total Debt	3,187,248	3,143,789
Less Current Maturities of Long-Term Debt	1,832,684	84,503
Total Long-Term Debt	$1,354,564	$3,059,286

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:
Year	Amount

2009	$1,832,684
2010	681,015
2011	673,549
2012 and thereafter	—
Total	$3,187,248

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Convertible Debentures:

During the years ended July 31, 2008 and 2007, the Company was contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors. The convertible debentures were convertible into shares of the Company's common stock at a price as stipulated in each agreement.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27 (see Note 2). The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.
	Notes/Debenture
	$20,650,000

Date Issued	3/2008
Promissory Note Amount	$ (A	)
# of Promissory Notes	6
Terms	(B	)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants Issued to Investors (C)	42,665,274
Warrant Exercise Price	$1.21
Existing Warrants Re-priced (D)	12,697,024
Re-priced Warrant Exercise Price (D)	1.10
Warrant Fair Value (WFV) (includes value of re-priced warrants)	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black-Scholes Model Assumptions	(E	)
Beneficial Conversion Feature (BCF)	$8,768,946
Costs associated with issuance classified as deferred
debt issuance costs	$722,750

Amortization of WFV and BCF as
Non-cash Interest Expense	$3,483,684
Principal and Interest Converted	$—
Shares Issued Upon Conversion	—

Principal and Interest Repayments
in Shares of Common Stock	$—
Shares Issued for Principal and
Interest Repayments	—
Principal and Interest Repayments
in Cash	$—

As of July 31, 2008, the $4,718,520 net outstanding balance of convertible debentures is comprised of $20,650,000 of debt net of unamortized debt discount of $15,931,480. As of July 31, 2007, the net outstanding balance of convertible notes amounted to $-0-.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The notes carry an 8% coupon and mature September 30, 2009, provided, however, the maturity date may be extended at the option of the holder. The notes carry a 19-month term and amortization in 15 installments commencing in the fifth month of the term. The principal and interest payments are payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which shall be computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each note lists certain “Events of Default”, which include, without limitation, any default in the payment of principal or interest in respect of the notes as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the notes. Upon the occurrence of the “Event of Default”, the holder may require us to redeem all or any portion of the notes upon written notice. Other conditions in the notes impede the Company’s ability to make its monthly installment payments in shares of its common stock. Two of such conditions - the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of Nasdaq Stock Market, were not met as of July 31, 2008, requiring the Company to procure waivers from the note holders in respect to these conditions.

(C)	The warrants issued to investors are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108; Series C warrants 12,799,580.

The Series C warrants are issuable contingent upon exercise of Series B warrants. The relative fair value associated with the Series C warrants at the commitment date amounted to $1,234,836. At such time the contingency is met, the Company would include the relative fair value as a charge to interest expense. The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27. At July 31, 2008, Series B warrants have not been exercised and therefore the contingency has not been met.

(D)
The Company re-priced 12,697,024 existing warrants. The value associated with the re-priced warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model. The value of the re-priced warrants have been added to the value of the new warrants issued (see (C) above) and accounted for in accordance with EITF 98-5 and 00-27.

(E)	Black-Scholes pricing model assumptions used in valuing the warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Stockholders’ Equity:

Warrants
As of July 31, 2008, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise	Warrant
To be Purchased	Price Per Share	Expiration Date

85,034	$1.86	January 9, 2009
57,143	$2.20	January 9, 2009
13,889	$2.25	January 9, 2009
166,667	$1.89	February 13, 2009
17,169	$2.10	February 13, 2009
17,066,117	$1.21	October 1, 2009
500,000	$1.09	August 10, 2009
100,000	$0.82	April 27, 2010
102,232	$1.25	April 17, 2011
70,000	$2.66	April 17, 2011
25,000	$1.91	May 29, 2011
5,000	$1.05	July 19, 2011
100,000	$1.71	March 3, 2012
140,000	$1.45	May 27, 2012
50,000	$0.94	March 9, 2013
125,000	$3.75	March 26, 2013
12,697,024	$1.10	March 31, 2015
5,257,729	$1.21	March 31, 2015
20,341,437	$1.21	October 1, 2015
56,919,441

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2008 and 2007, no shares of preferred stock were issued or outstanding.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2008, 2007 and 2006, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the statement of operations for the services received.

Note 13 – Stock-Based Compensation:

Stock Option Plans
As of July 31, 2008, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At July 31, 2008, there were 2,000,000, 2,612,490 and 7,837,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The Plans provide that options may or may not be Incentive Stock Options (ISOs) within the meaning of Section 422 of the Internal Revenue Code. Only employees of the Company are eligible to receive ISOs, while employees and non-employee directors, advisors and consultants are eligible to receive options which are not ISOs, i.e. “Non-Qualified Options.” The options granted by the Board in connection with its adoption of the Plans were Non-Qualified Options. In addition, the 2006 Plan also provides for restricted stock grants.

Effective August 1, 2005, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation.  Share-based employee compensation related to stock options for the years ended July 31, 2008, 2007 and 2006 amounted to $72,578, $-0- and $-0- (net of related tax) for each year and is included in the statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2008, 2007 and 2006 amounted to $1,659,558, $748,076 and $1,545,504, respectively, and is included in the statements of operations.

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2008	1.96%	5.0	73.76%	-0-
July 31, 2007 and 2006	n/a	n/a	n/a	n/a

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:
		Weighted Average
		Exercise Price
	Options	Per Share

Outstanding - August 1, 2005	11,607,269	$1.51
Granted	—	$—
Forfeited or expired	(755,000)	$5.97
Exercised	(2,352,672)	$1.37
Outstanding - July 31, 2006	8,499,597	$1.15
Granted	—	$—
Forfeited or expired	(250,159)	$7.86
Exercised	(286,800)	$1.05
Outstanding - July 31, 2007	7,962,638	$1.12
Granted	175,000	$0.96
Forfeited or expired	(1,490,000)	$2.10
Exercised	(401,000)	$0.98
Outstanding - July 31, 2008	6,246,638	$0.66
Exercisable - July 31, 2008	6,159,138	$0.66

Options typically vest over a period of two to three years and have a contractual life of five years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:
		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding - August 1, 2007	—	$—
Granted	175,000	$0.59
Vested	(87,500)	$0.59
Forfeited	—	$—
Outstanding - July 31, 2008	87,500	$0.59

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2008, the Company had $45,172 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years.

During the year ended July 31, 2008, the Company extended the contractual life of 300,000 fully vested options for an additional 30 days. As a result of that modification, the Company recognized additional compensation expense of $14,500.

The following table summarizes information on stock options outstanding at July 31, 2008:

	Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2008	Price	(Years)	Value
$0.001	2,239,610	$0.001	1.68
$0.56 - $0.96	2,877,528	0.78	1.60
$1.47 - $1.71	1,129,500	1.68	0.29
	6,246,638		1.39	$2,061,326

	Options Exercisable

	Number	Weighted
	Outstanding	Average	Aggregate
Range of	at	Exercise	Intrinsic
Exercise Price	July 31, 2008	Price	Value
$0.001	2,239,610	$0.001
$0.56 - $0.96	2,790,028	0.77
$1.47 - $1.71	1,129,500	1.68
	6,159,138		$2,061,326

	For the Year Ended July 31,
	2008	2007	2006
Weighted Average Grant Date Fair Value of Options Granted	$0.59	$—	$—
Aggregate Intrinsic Value of Options Exercised	$103,850	$238,179	$3,499,814
Cash Received for Exercise of Stock Options	$391,790	$301,932	$3,241,755

The intrinsic value is calculated as the difference between the market value as of July 31, 2008 and the exercise price of the shares. The market value as of July 31, 2008 was $0.80 as reported by the NASDAQ Stock Market.

Note 14 - Net Loss Per Share:

Basic earnings per shares (EPS) and Diluted EPS for the years ended July 31, 2008, 2007 and 2006 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 6,246,638, 56,919,441, 237,500 and 17,066,116 incremental shares, have been excluded from the 2008, 2007 and 2006 computation of Diluted EPS as they are antidilutive due to the losses generated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$232,440	$256,836	$273,097
Income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2008
Issuance of common stock as satisfaction of accrued executive compensation	$471,875
Deferred debt issuance costs paid from the proceeds of convertible notes	$200,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$19,415,164

Year Ended July 31, 2007
Principal repayment of convertible debentures through the issuance of common stock	$384,616
Issuance of common stock in conjunction with convertible debenture conversion	$210,216
Par value in connection with voluntary relinquishment and cancellation of 150,000 shares of common stock	$150

Year Ended July 31, 2006
Value of common stock issued in conjunction with capitalized services upon issuance of convertible debentures	$619,467
Value of warrants issued in conjunction with capitalized services upon issuance of convertible debentures	$210,300
Costs paid from proceeds in conjunction with capitalized services upon issuance of convertible debentures	$45,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$13,087,156
Satisfaction of accounts payable through the issuance of common stock	$391,147
Principal repayment of convertible debentures through the issuance of common stock	$2,102,689
Issuance of common stock in conjunction with convertible debenture conversion	$14,551,466
Increase in other current assets for the prepayment of services through the issuance of common stock	$184,500
Satisfaction of due from related party through reduction of accrued executive compensation	$415,828
Repayment of long-term debt through the issuance of long-term debt upon refinancing	$1,082,443

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 16 - Segment Information:

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

	2008	2007	2006
Identifiable Assets

Canada	$34,529,104	$41,899,734	$59,583,574
United States	3,618,779	4,504,670	4,521,668
Total	$38,147,883	$46,404,404	$64,105,242

Revenue

Canada	$6,198	$25,242	$—
United States	121,841	157,187	175,000
Total	$128,039	$182,429	$175,000

Note 17 - Collaborative Agreements:

The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the Parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity (see Note 8).

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

Note 18 - Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2008. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2008:
Revenues	$44,713	$18,627	$1,530	$60,021
Operating loss	$(7,706,361)	$(6,828,022)	$(9,852,072)	$(9,059,015)
Net loss	$(7,221,913)	$(6,507,174)	$(10,174,181)	$(12,325,723)
Net loss available to common
stockholders	$(7,221,913)	$(6,507,174)	$(10,174,181)	$(12,325,723)
Net loss per share	$(.07)	$(.06)	$(.09)	$(.11)

Fiscal Year July 31, 2007:
Revenues, net	$139,005	$45,421	$10,960	$(15,188)
Operating loss	$(3,980,182)	$(5,478,477)	$(8,006,072)	$(7,411,371)
Net loss	$(3,658,045)	$(5,195,634)	$(7,718,355)	$(6,932,924)
Net loss available to common
stockholders	$(3,658,045)	$(5,195,634)	$(7,718,355)	$(6,932,924)
Net loss per share	$(0.03)	$(0.05)	$(0.07)	$(0.07)

Note 19 - Subsequent Events:

During August 2008, the Company entered into an exclusive product licensing and distribution agreement with a corporation incorporated under the laws of the Republic of Korea for the importation, marketing, distribution and sale of Generex Ora-lynTM (the product) within a certain territory. Under the agreement, the Company is entitled to non-refundable licensing fees totaling $1,000,000 payable to the Company upon completion of certain milestones and an additional $500,000 which will be applied against product purchase orders. The initial term of the agreement shall commence September 1, 2008 and continue in effect for a period of 7 years following procurement of the certain registrations with an option to renew for an additional 5 years.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On July 28, 2008, we received notice of the merger of Danziger Hochman Partners LLP (“Danziger”), our independent registered public accountants, with MSCM LLP ("MSCM"), to be effective as of August 1, 2008. The merger of Danziger and MSCM did not close until the week of September 15, 2008. On September 5, 2008, the Audit Committee of our Board of Directors received an engagement letter from MSCM and approved the engagement of MSCM as Danziger’s successor to continue as our independent registered public accountant for the fiscal year ending July 31, 2008.

The reports of Danziger on our financial statements for the fiscal years ended July 31, 2007 and 2006 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During our fiscal years ended July 31, 2008 and 2007 and the subsequent interim period through September 5, 2008, the date on which our Audit Committee approved the engagement of MSCM and Danziger ceased being our auditors, there were no disagreements between us and Danziger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Danziger, would have caused Danziger to make reference to the subject matter of the disagreements in connection with its audit reports on our financial statements. During our past fiscal years ended July 31, 2008 and 2007 and the interim period through September 5, 2008, Danziger did not advise us of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

We requested that Danziger deliver to us a letter addressed to the Securities and Exchange Commission stating whether Danziger agreed with the disclosures made by us in response to Item 304(a) of Regulation S-K, and if not, stating the respects in which it did not agree. Danziger's letter was filed as Exhibit 16 to our Current Report on Form 8-K/A filed with the SEC on September 19, 2008.

During our fiscal years ended July 31, 2008 and 2007 and the subsequent interim period through September 5, 2008, we had no consultations with MSCM regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements as to which we received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; (b) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or (c) any matter that was the subject of a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures. Based on the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Report on Form 10-K, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes during the fiscal quarter ended July 31, 2008 in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, those controls.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2008.

MSCM LLP, the independent registered public accounting firm that audited the financial statements that appear in the Company’s Annual Report on Form 10-K for the year ended July 31, 2008, has issued an attestation report on the Company’s internal control over financial reporting as of July 31, 2008, which is included in Part II, Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K..

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

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

(a) 1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 50.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2008 and 2007

Consolidated Statements of Operations for the Year Ended July 31, 2008, 2007 and 2006 and Cumulative from Inception to July 31, 2008

Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2008

Consolidated Statements of Cash Flows for the Years Ended July 31, 2008, 2007 and 2006 and Cumulative from Inception to July 31, 2008

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged to Expenses	Other Additions	Deductions	Balance at End of Period

Year Ended July 31, 2006 Valuation Allowance on Deferred Tax Asset	$34,950,200	—	—	14,041,363	$48,991,563

Year Ended July 31, 2007 Valuation Allowance on Deferred Tax Asset	$48,991,563	—	—	9,881,444	$58,873,007

Year Ended July 31, 2008 Valuation Allowance on Deferred Tax Asset	$58,873,007	—	—	9,260,438	$68,133,445

The auditors’ report of MSCM LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2008 is included with its report on our financial statements located at page 51.

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 99 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 10th day of October 2008.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and	October 10, 2008
Anna E. Gluskin	Director (Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial	October 10, 2008
Rose C. Perri	Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 10, 2008
Brian T. McGee

/s/ John P. Barratt	Director	October 10, 2008
John P. Barratt

/s/ Nola E. Masterson	Director	October 10, 2008
Nola E. Masterson

/s/ Slava Jarnitskii	Controller	October 10, 2008
Slava Jarnitskii

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

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

Exhibit Number	Description of Exhibit(1)

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

4.21.2
Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1
Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2
Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on April 30, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.7
Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

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

10.14	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.15	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.16	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.17	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.18
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.19
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.20
Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.21
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.22
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

Exhibit Number	Description of Exhibit(1)

10.24
Summary of Annual Base Salaries of Executive Officers of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.25
Summary of Compensation of the Directors of Generex Biotechnology Corporation (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 15, 2007)*

10.26
Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006 (incorporated by reference to Exhibit 10.28 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.27
Summary of Employment Terms for Rose Perri effective as of January 1, 2006 (incorporated by reference to Exhibit 10.29 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.28
Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.29
Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D., effective as of April 1, 2002 (incorporated by reference to Exhibit 10.31 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.30
Form of Consent and Waiver Agreement entered into with Cranshire Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.31
Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.32	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.33	Summary of Annual Base Salaries for Executive Officers of Generex Biotechnology Corporation Effective January 1, 2008*

10.34	Summary of Compensation of the Directors of Generex Biotechnology Corporation effective May 27, 2008*

16
Letter of Concurrence From Danziger Hochman Partners LLP, dated September 18, 2008 (incorporated by reference to Exhibit 16 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on September 19, 2008)

21	Subsidiaries of the Registrant

23.1	Consent of MSCM LLP, independent registered public accounting firm

Exhibit Number	Description of Exhibit(1)

23.2	Consent of Danziger Hochman Partners LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.