Form 10-K/A
period 2008-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2008-11-26
CIK 1059784

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☑

As of January 31, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $134,559,102 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity.

At November 21, 2008, there were 123,312,346 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 10, 2008.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2008

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2008 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2008 filed by the Company on October 10, 2008 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 10, 2008 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

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

Mark Fletcher, Esq. Mr. Fletcher has served as Executive Vice President and General Counsel since April 2003. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

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

John P. Barratt. Independent Director since March 2003. Mr. Barratt is currently the Chairman of the Generex Compensation Committee and a member of the Generex Audit Committee and Corporate Governance and Nominating Committee. Mr. Barratt currently serves as the Board Liaison Officer of The Caldwell Partners International, a role he commenced in July 2006. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brookfield Investments Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves as Chairman of the Independent Review Committees of BAM Split Corp. and Brookfield Investment Funds Management Inc. In addition, Mr. Barratt is a member of the Advisory Board and also acts in the capacity of Chief Financial Officer of Crystal Fountains Inc.

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee and a member of the Generex Compensation Committee and Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.

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

Other Key Employees and Consultants

Slava Jarnitskii is Financial Controller. He began his employment with Generex Pharmaceuticals in September 1996 and has been in the employment of Generex since its acquisition of Generex Pharmaceuticals in October 1997. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii received a Masters of Business Administration degree from York University in September 1996.

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

George Markus is Manager of Regulatory Affairs. Mr. Markus holds a B.Sc. (Honours) in theoretical chemistry from Dalhousie University and a M.Sc. in analytical chemistry from McGill University. He is an instructor at the Academy of Applied Pharmaceutical Sciences in Toronto, Canada. In his more than twenty years in the industry, he has been President & Chief Executive Officer of Consolidated Clinical Research of Canada Inc., a site management organization (SMO) that manages the coordination of clinical research sites, and has worked in Quality Assurance / Special Projects / Clinical Operations and as a Director, Regulatory Affairs for Dimethaid Research Inc. Mr. Markus has also held regulatory affairs positions with Pasteur Merieux Connaught, Biovail Corporation International, Sanofi Winthrop, Genpharm Inc. Pharmaceuticals, and Sandoz Canada Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. With the exception of the following, to the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2008 were filed on a timely basis. In the last fiscal quarter, an executive officer inadvertently made a trade prior to the expiration of the six-month short-swing period, immediately sought to reverse the trade and did so at a loss. Therefore, because the reversal was made at a loss, Generex took the position that no filing was required.

Code of Ethics

Generex has adopted a code of ethics that applies to its directors and the following executive officers: the President, Chief Executive Officer, Chief Financial Officer (principal financial/accounting officer), Chief Operating Officer, any Vice-President, Controller, Secretary, Treasurer and any other personnel performing similar functions. We also expect any consultants or advisors whom we retain to abide by this code of ethics. The Generex Code of Ethics has been posted on Generex's Internet web site - www.generex.com.

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2008.

Audit Committee

Generex has a separately-designated standing Audit Committee, which was established on March 1, 2000 in accordance with Section 3(a)(58)(a) of the Exchange Act. Since May 29, 2007, the members of the Audit Committee have included Mr. McGee, who serves as chairman, Mr. Barratt and Ms. Masterson.

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

The Board of Directors appointed the current members of the Compensation Committee on May 28, 2008 following the Annual Meeting of the Stockholders. Two of the three current members served throughout fiscal 2008. During fiscal 2008, the Compensation Committee convened three times to evaluate and determine compensation for the executive management team with respect to the fiscal years ended July 31, 2007 and 2008.

Historically, the key components of our executive compensation have been base salary, cash bonuses, and equity incentives, including stock bonuses, restricted stock, and stock options awarded at the discretion of our Compensation Committee and Board of Directors. As a development stage company, we have reviewed compensation of our executive management team from time to time and at the discretion of the Compensation Committee when warranted by our financial condition and achievement of our business goals. While the elements of compensation are considered separately, the Compensation Committee ultimately considers the value of the total compensation package provided to the individual named executive.

The Compensation Committee believes the company’s compensation program must take into account the following factors:

•	past levels of compensation adjustments;
•	the expected transition of the company from a development stage company to an operating company;
•	the significant and unpredictable nature of the regulatory approval process for the company’s products; and
•	the potential for growth of the company in the event that regulatory approvals are obtained

In fiscal 2008, the Compensation Committee reviewed and implemented changes in base salaries of the executive management team for the 2008 and prior fiscal years that included retroactive increases, awarded the executive management team cash bonuses and equity awards for fiscal 2007 based upon a blend of the company’s and individual executive's performance. The Compensation Committee has not made any determinations as to bonuses or equity awards for the executive management team with respect to performance or contributions in the fiscal year ended July 31, 2008, but the Compensation Committee expects to consider the matter in the future.

In administering the executive compensation program, our Compensation Committee has relied upon market data provided on a periodic basis by an external consultant, as well as its own understanding and assessment of executive compensation trends. The Compensation Committee also has reviewed compensation data for pharmaceutical and biotechnology companies. In its consideration of compensation for the executive management team, the Compensation Committee has reviewed market data provided external compensation consultants, compensation data compiled by a third-party compensation data firm and publicly available executive compensation data for publicly traded companies.

In August 2007, the Compensation Committee undertook a comprehensive review of compensation for the executive management team for fiscal years 2006 and 2007. At that time, the Compensation Committee was provided with Mercer’s executive compensation assessment which compared compensation levels of Generex executives to those at publicly-traded pharmaceutical and drug delivery companies, which represent the types of companies which Generex considers primary competitors for talent, capital, and/or customers. During the August 2007 review, the Compensation Committee also reviewed other compilations of executive compensation at public biotech companies. Based on its comprehensive review, the Compensation Committee recommended, and the full Board of Directors approved in August 2007, adjustments to the base salaries of the executive management team as of August 1, 2005 and January 1, 2007, including retroactive adjustments, to align compensation of the executive management team with executive compensation levels at Generex’s peer group.

In determining both the levels of compensation and mix of compensation elements for fiscal years 2007 and 2008, the Compensation Committee reviewed publicly available executive compensation information for Generex’s peer companies, executive compensation information as reported in biotechnology and pharmaceutical industry publications, unique aspects of executive roles within Generex including multiple roles performed by named employees, as well as contribution and performance of individual named executives towards achievement of overall company performance, and alignment with shareholder expectations.

In the future the Compensation Committee intends to make compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, in the late fall/early winter. The Compensation Committee expects that such a schedule will eliminate the need to award retroactive salary increases in the future. In addition, the Compensation Committee intends to review compensation arrangements in the spring to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time.

Components of Compensation

Base Salary

Base salary provides a fixed amount of compensation necessary to attract and retain key executives. It is guaranteed compensation to the named executives for performance of core duties. Historically, annual base salaries for the executive management team have been reviewed periodically relative to the base pay levels for each executive’s position based on the peer group. The Compensation Committee undertook such a review in August 2007. Levels of base salary are targeted at the market top quartile but also reflect the named executive’s individual performance, contribution of the named executive to overall corporate performance and the level of responsibility of the named executive with respect to his or her specific position. Base salary also reflects multiple titles and additional responsibilities of the named executives driven by the operational needs of the company in addition to their titled roles. The base salary amounts paid to the named executives in fiscal year 2008 are reflected in the salary column of the Summary Compensation Table.

Base salaries for the executive management team may be adjusted as determined by the Board of Directors upon recommendation by the Compensation Committee. Factors considered in base salary adjustments include, but are not limited to, the compensation goals adopted by the Board, executive goals determined by management, the Company’s performance, the executive’s individual performance, and market data. In May 2008, the Compensation Committee recommended, and the Board of Directors approved, base salary adjustments of 5% for each member of the executive management team as follows:

Named Executive	Fiscal Year 2008 Retroactive Adjustment (Effective January 1, 2008)
Anna E. Gluskin President and CEO	$525,000

Rose C. Perri COO, CFO, Treasurer and Secretary	$420,000

Mark A. Fletcher EVP and General Counsel	$315,000

Retroactive salary adjustments were last made to base salary compensation in August 2007. No salary adjustments were made in calendar year 2006 or in the first half of calendar year 2007. The Compensation Committee recommended, and the full Board approved, that payment of all unpaid salary adjustment amounts from the retroactive increases to January 1, 2008 be satisfied by June 1, 2008. In determining the levels of the base salary adjustments, the Compensation Committee considered the achievement of certain performance goals by the executive management team, including those considered in connection with the award of cash bonuses and enumerated below.

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

In May 2008, the Compensation Committee recommended, and the full Board approved, cash bonuses for the executive management team with respect to the fiscal year ended July 31, 2007 as follows.

Named Executive	Bonus
Anna E. Gluskin President and Chief Executive Officer	USD $215,000
Rose C. Perri Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	USD $165,000
Mark A. Fletcher Executive Vice President and General Counsel	USD $125,000

The Compensation Committee retains discretion with respect to the amounts of bonuses and the forms of such bonuses paid to each member of the executive management team and the importance attributed to the achievement of various performance milestones. With respect to the cash bonuses awarded in May 2008, the Compensation Committee determined that the bonuses should represent approximately 50% of the weighted average of each named executive’s salary for fiscal 2007. The Compensation Committee used the following structure for the performance-based bonuses: 50% quantitative (25% based on non-financial goals and 25% based on financial goals); 25% qualitative based on unplanned activities with longer term benefits; and 25% discretionary/subjective. In awarding the bonuses, the Compensation Committee considered the role of each member of the executive management team in the achievement of the following goals. The President and CEO and the CFO contributed to the attainment of the following goals, playing a leading or support role or both with respect to each goal:

•	Finalization of Phase III protocol

•	Submission of Ecuadorian dossier in a Middle Eastern country

•	Submission of dossier in an (only one) Eastern European country

•	Launch of GlucoBreak™

•	Launch of BaBoom!™

•	Completion of one clinical batch of Oral-lyn™ at Catalent

•	Completion of one section of the Health Canada submission

•	Phase II breast cancer study initiation for Antigen Express

•	Analyst coverage

•	Procure contract manufacturing for OTC products

•	Identification of half of the Phase III sites

•	Expansion of sales of Glucose RapidSpray™ in Canada and the US

•	Expansion of sales of Glucose RapidSpray™ in another jurisdiction (Middle East)

The Compensation Committee based the bonus for our General Counsel and Executive Vice President on his leading role the attainment of the following goals: finalization of a licensing/marketing agreement in another jurisdiction (Middle East); issuance of a number of patents for core RapidMist™ technology; filing of patents for Glucose RapidSpray™ and a new device application for Oral-lyn™

Long-Term Incentives and Equity Awards

Long-term incentive compensation is made in the form of equity grants subject to a vesting schedule which further align the interests of management with those of stockholders and to enhance shareholder value. Currently, we do not have any long-term cash incentive programs in place for the named executives.

Long-term incentive grants are discretionary and established for the named executives based on our compensation strategy, market practice concerning long-term incentives provided to executives at peer companies and within the broader market, and specific executive role within Generex. Going forward, the Compensation Committee expects to develop a plan whereby long-term incentive awards may be tied to stock price, product development and other company performance factors. At the present, equity incentive awards are subject to vesting over a period of time and are not tied to specific performance measures.

Equity grants have historically been made exclusively through stock options under our various plans, including Generex’s 2000 Stock Option Plan, 2001 Stock Option Plan, as amended, and 2006 Stock Plan, which also allows grants of restricted stock. Going forward, we will weigh the costs to the company of granting stock options under Statement of Financial Accounting Standard (SFAS) 123(R) with the costs to named executive officers of higher income tax liabilities associated with the granting of restricted stock.

In August 2007, the Compensation Committee recommended, and the full Board of Directors approved, discretionary awards of common stock and restricted common stock for the executive management team as follows:

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

In May 2008, the Compensation Committed recommended, and the full Board of Directors approved, the following discretionary awards to Ms. Gluskin and Ms. Perri in respect of performance in fiscal 2007: an award of stock options to Ms. Gluskin to purchase 50,000 shares of our common stock and an award of stock options to Ms. Perri to purchase 125,000 shares of our common stock. The awards were made pursuant to the 2006 Stock Plan. The stock options have an exercise price equal to the closing trading price of our common stock on the NASDAQ Capital Market on the date of grant ($0.96 per share). The options awarded to each of Ms. Gluskin and Ms. Perri vest as follows: 50% of the options are exercisable on the date of grant; 25% of the options become exercisable on the first anniversary of the date of grant, and the remaining 25% of the options become exercisable on the second anniversary of the date of grant. In determining the amounts of the stock option awards, the Compensation Committee attributed importance to various factors as follows: 50% quantitative (attainment of the goals specified above); 25% long-term incentive and 25% discretionary.

In March 2008, the Compensation Committee recommended, and the full Board of Directors, approved the issuance of a warrant to purchase 50,000 shares of our common stock to Dr. Bernstein pursuant to the terms of his employment agreement with Generex. The five-year warrant has an exercise price of $0.94 per share, which is equal to the closing trading price of our common stock on the NASDAQ Capital Market on the date of grant ($0.94 per share). The warrant was fully exercisable at the date of grant.

In March 2008, the Board of Directors approved the extension of the exercise periods for stock options held by Mr. Fletcher and Dr. Bernstein. By their original terms, the options were due to expire on March 19, 2008, which date fell within a blackout period for trading by the named executive officers. The Board of Directors approved the extension of the exercise periods for the options through April 18, 2008 due to the specific extenuating circumstances. Mr. Fletcher and Dr. Bernstein exercised these options prior to their expiration on April 18, 2008 as set forth in the Option Exercises and Stock Vested in Fiscal Year 2008 table on page 15. We do not reprice or modify the terms of outstanding options on a regular basis.

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

We do not offer: deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits. As described below under the caption Tax and Accounting Considerations, we reimbursed our named executive officers for certain income tax liabilities incurred in connection with the award of restricted stock in August 2007. We do not expect to provide such reimbursement on a continuing basis.

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

As of the end of fiscal year 2008, each of the named executive officers held stock options or restricted stock granted pursuant to the Amended Generex Biotechnology Corporation 2001 Stock Option Plan and the Generex Biotechnology Corporation 2006 Stock Plan. The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

Tax and Accounting Considerations

The Compensation Committee considers implications of tax and accounting requirements impacting compensation programs from the perspective of the company and the individual named executive officers. The Compensation Committee may also consider sections of the tax code which impact Generex or individual taxpayers. For U.S. taxpayers, the Committee structures its programs to comply with Section 409A of the Internal Revenue Code. In deciding to grant equity awards in the form of restricted stock rather than options in August 2007, accounting expense under FAS 123(R) was a major consideration. The individual income tax liabilities for our executive management team with respect to these awards proved more substantial than initially anticipated. Under Canadian tax laws, the named executive officers incurred income tax liabilities upon the grant of the restricted stock with respect to those shares that vested immediately and upon the subsequent vesting of additional shares on the second anniversary of the grant date.

In light of the substantial and unexpected tax consequences on named executive officers in connection with the August 2007 awards of restricted stocks, the Compensation Committee recommended, and the Board of Directors approved, one-time cash payments to the named executive officers to offset the income tax liabilities incurred with respect to these awards in the following aggregate amounts: Ms. Gluskin - US $261,538 (CAD $281,101); Ms. Perri - US $228,846 (CAD $254,963); and Mr. Fletcher - US $228,846 (CAD $245,963). The cash payments are payable in Canadian dollars because the named executives are residents of Canada. The amounts have been converted to U.S. dollars at the rate of U.S. $1.00 to CAD $1.0748 which represented market exchange rate at the time of the grant. The Compensation Committee initially considered tying the payment of such compensation to the vesting schedule for the restricted shares, but the Compensation Committee subsequently recommended, , with the approval of the Board, that the payment of such compensation be made in lump sum payments due to the variances in the dates and amounts in which tax liabilities would become due and the dates and amounts in which the restricted shares would vest.. Such lump sum amounts were paid to the named executives in 2008.

Given the high individual income tax liabilities resulting from the award of restricted stock, the Compensation Committee expects to grant future equity awards in the form of stock options for the foreseeable future.

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K/A for the year ended July 31, 2008 and in Generex’s 2009 Proxy Statement.

THE COMPENSATION COMMITTEE
John P. Barratt, Chairman
Nola E. Masterson
Brian T. McGee

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last completed fiscal year ending July 31, 2008. In respect of fiscal year 2008, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Anna E. Gluskin	2008	$514,583(1)	$215,000(2)	$113,250(3)	$17,516(4)	$288,775(5),(6)	$1,149,124
President and Chief Executive Officer	2007	$504,167(7)	$0(8)	$151,000(3)	$0(9)	$23,916(10)	$679,083
Rose C. Perri	2008	$411,667(11)	$165,000(2)	$99,094(3)	$41,484(4)	$256,083(5),(6)	$973,328
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	2007	$404,167(12)	$0(8)	$132,125(3)	$0(9)	$23,916(10)	$560,208
Mark A. Fletcher	2008	$308,750(13)	$125,000(2)	$56,625(3)	$0	$228,846(5)	$719,221
Executive Vice President And General Counsel	2007	$314,583(14)	$0(8)	$188,750(3)	$0(9)	$0	$503,333
Gerald Bernstein, MD	2008	$200,000	$0	$0	$29,500(15)	$0(16)	$229,500
Vice President, Medical Affairs	2007	$200,000	$25,000	$0	$62,500(17)	$0(16)	$287,500

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2008.

(1) This amount reflects the base salary earned by the named executive in fiscal 2008 ($500,000) and the retroactive salary increase for fiscal 2008 (to $525,000) approved by the Board on May 6, 2008.

(2) On May 6, 2008, the Board awarded this discretionary bonus to Ms. Gluskin, Ms. Perri and Mr. Fletcher in respect of fiscal 2007. Due to the timing of the Board’s decision, this bonus is reported as compensation received in fiscal 2008.

(3) This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended July 31, 2008 and 2007 for restricted stock awards granted in August 2007, a portion of which was in respect of fiscal 2007 and was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 20 of our financial statements in the Form 10-K for the year ended July 31, 2007, as filed with the SEC, and Note 13 of our financial statements in the Form 10-K for the year ended July 31, 2008, as filed with the SEC. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4) This amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123R with respect to the fiscal year ended July 31, 2008 for option awards granted in May 2008 in respect of fiscal year 2007. Such awards were made pursuant to the 2006 Stock Plan. Specifically, amounts reflected in this column related to options to purchase 50,000 shares of common stock granted to Ms. Gluskin and options to purchase 125,000 shares of common stock granted to Ms. Perri on May 27, 2008. The options vest incrementally over two years. The total fair values of the respective option grants are being expensed over the two-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 1.96%, expected dividend yield of 0.0%, 5 year expected life of options and expected volatility rate of 73.76%.

(5) This amount includes cash payments to each of the following named executives: Ms. Gluskin - $261,538 (CAD $281,101), Ms. Perri - $228,846 (CAD $245,963) and Mr. Fletcher - $228,846 (CAD $245,963). On May 6, 2008, the Board approved such payments to these named executives to compensate them for income tax liabilities incurred in respect of the restricted stock awards granted in August 2007 as described in the CD&A on page 10. These amounts were converted at the exchange rate of US $1.00 to CAD $1.0748, which represented the market exchange rate on the date of the grant.

(6) Also included in this amount for each of Ms. Gluskin and Ms. Perri is $27,236.50, which represents 50% of the management fee paid in fiscal 2008 to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In addition, Ms. Gluskin and Ms. Perri each receive a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2008.

(7) This amount reflects the base salary earned by the named executive in fiscal 2007 ($425,000) plus the retroactive salary adjustment for fiscal 2007 ($79,167) approved by the Board on August 17, 2007.

(8) No bonuses were awarded to Ms. Gluskin, Ms. Perri or Mr. Fletcher in respect of fiscal 2007. Bonuses awarded to each of Ms. Gluskin, Ms. Perri and Mr. Fletcher on September 8, 2006 (and paid in cash prior to October 20, 2006) in respect of Generex’s fiscal year ended July 31, 2006 are not included in the above table. We reported these awards in respect of fiscal 2006 as set forth in the Summary Compensation Table of our annual report on Form 10-K/A for the year July 31, 2006, as filed with the SEC.

(9) No option expenses were recognized in respect of fiscal 2007.

(10) This amount represents 50% of the management fee paid in fiscal 2007 to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. Ms. Gluskin and Ms. Perri each receive an a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2007.

(11) This amount reflects the base salary earned by the named executive in fiscal 2008 ($400,000) and the retroactive salary increase for fiscal 2008 (to $420,000) approved by the Board on May 6, 2008

(12) This amount reflects the base salary earned by the named executive in fiscal 2007 ($325,000) plus the retroactive salary adjustment for fiscal 2007 ($79,1667) approved by the Board on August 17, 2007.

(13) This amount reflects the base salary earned by the named executive in fiscal 2008 ($300,000) and the retroactive salary increase for fiscal 2008 (to $315,000) approved by the Board on May 6, 2008

(14) This amount reflects the base salary earned by the named executive in fiscal 2007 ($250,000) plus the retroactive salary adjustment for fiscal 2007 ($64,583) approved by the Board on August 17, 2007.

(15) This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2008, in accordance with SFAS No. 123R, of a stock warrant award granted in fiscal year 2008 pursuant to the terms of the named executive’s employment agreement with Generex. The full fair value of the FY 2008 warrant grant is required to be expensed in the year of grant because it was fully vested upon the date of grant. Generex utilizes a closed-form model (Black-Scholes) to estimate the fair value of the warrant grant on the date of grant ($29,500). Assumptions used in the calculation of this amount are as follows: risk-free interest rate of 2.97%, expected dividend yield of 0.0%, 5 - year expected life of options and expected volatility rate of 74.26%.

(16) We pay certain health insurance premiums for Dr. Bernstein and his spouse, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 in fiscal years 2008 and 2007.

(17) This amount reflects the dollar amount recognized for financial statement reporting purposes for the fiscal year ended July 31, 2007, in accordance with SFAS No. 123R, of a stock warrant award granted in fiscal year 2007 pursuant to the terms of the named executive’s employment agreement with Generex. The full fair value of the FY 2007 warrant grant is required to be expensed in the year of grant because it was fully vested upon the date of grant. Generex utilizes a closed-form model (Black-Scholes) to estimate the fair value of the warrant grant on the date of grant ($62,500). Assumptions used in the calculation of this amount are as follows: risk-free interest rate of 8.25%, expected dividend yield of 0.0%, 5 - year expected life of options and expected volatility rate of 85.81%.

Grants of Plan-Based Awards in Fiscal 2008

The following table provides information about equity awards granted to the named executives or modified in the fiscal year ended July 31, 2008, including: (1) the grant date; (2) the number of shares underlying all non-incentive plan stock awards, which consist of restricted stock awards to certain of the named executives, (3) all other option or warrant awards, which consist of the number of shares underlying stock options or warrants awarded to the named executives, (4) the exercise price of the stock option or warrant awards, which reflects the closing price of Generex common stock on the date of grant, and (5) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Anna E. Gluskin President and Chief Executive Officer	8/17/2007	200,000(1)	-	-	$302,000(2)
	5/27/2008	-	50,000(3)	$0.96(4)	$29,500(5)
Rose C. Perri Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	8/17/2007	175,000(1)	-	-	$264,250(2)
	5/27/2008	-	125,000(3)	$0.96(4)	$73,750(5)
Mark A. Fletcher Executive Vice President And General Counsel	8/17/2007	175,000(1)	-	-	$264,250(2)
	3/18/2008(6)	-	250,000	$0.89(7)	$10,000(8)
Gerald Bernstein, MD Vice President, Medical Affairs	3/10/2008	-	50,000(9)	$0.94(10)	$29,500(11)
	3/18/2008(6)	-	50,000	$1.00(12)	$4,500(8)

(1) This figure shows restricted stock awards granted on August 17, 2007. The shares underlying the awards will vest as follows in respect of Ms. Gluskin and Ms. Perri: 50% of the shares awarded vested on the grant date; 25% of the shares awarded vested on August 17, 2008; and 25% of the shares will vest on August 17, 2009. The shares underlying the award to Mr. Fletcher will vest as follows: 125,000 of the shares awarded vested on the date of grant; 25,000 of the shares vested on August 17, 2008; and 25,000 of the shares will vest on August 17, 2009.

(2) For restricted stock awards, fair value is calculated using the closing price of Generex stock on the grant date of $1.51.

(3) This figure shows options to purchase shares of common stock granted on May 27, 2008. The grants were made pursuant to the terms of our 2006 Stock Plan. The options vest as follows: 50% of the options are exercisable on the date of grant; 25% of the options become exercisable on the first anniversary of the date of grant, and the remaining 25% of the options become exercisable on the second anniversary of the date of grant

(4) The stock options have an exercise price equal to the closing trading price of our common stock on the NASDAQ Capital Market on the date of grant ($0.96 per share).

(5) For stock options, fair value is calculated using the Black Scholes value on the grant date of $0.59. See note (4) of the Summary Compensation Table for a discussion of fair value calculation related to the options and the valuation assumptions made with respect to the options.

(6) On March 18, 2008, the Board of Directors approved the extension of the exercise periods for such stock options. By their original terms, the options were due to expire on March 19, 2008, which date fell within a blackout period for trading by the named executive officer. The Board of Directors approved the extension of the exercise periods for the options through April 18, 2008.

(7) The stock options have an exercise price of $0.94 which is equal to the closing trading price of our common stock on April 21, 2003, the date on which Mr. Fletcher commenced his employment with us. These options were approved by the Board of Directors on March 19, 2003 for issuance and full vesting as of the date on which Mr. Fletcher commenced his employment with us.

(8) This column shows the incremental fair value of the stock options following the extension of the exercise period computed as of the modification date in accordance with SFAS 123R.

(9) This column shows the number of shares of common stock underlying the warrant granted in the fiscal year ended July 31, 2008 to the named executive pursuant to the terms of his employment agreement with Generex. The warrant was immediately exercisable upon the date of grant. See the description of Dr. Bernstein’s employment agreement with us below under the heading “Employment Agreements and Potential Payments Upon Termination or Change-In-Control.”

(10) This column shows the exercise price for the shares underlying the warrant granted, which was the closing price of Generex stock on March 10, 2008, the date the Board of Directors granted the warrant.

(11) This column shows the full grant date fair value the stock warrant under SFAS 123R granted to the named executive in fiscal 2008. The full grant date fair value of the warrant was fully expensed in fiscal 2008 because it was exercisable immediately upon the date of grant. See note (17) of the Summary Compensation Table for a discussion of fair value calculation related to warrant and the valuation assumptions made with respect to the warrant.

(12) The warrant has an exercise of $1.00, which was the closing price of our common stock on The NASDAQ Capital Market on the original date of grant, March 19, 2003.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table provides information on the current holdings of stock option and stock awards by the named executives. This table includes unexercised and unvested option awards and unvested restricted stock awards as of July 31, 2008. Each equity grant is shown separately for each named executive. The market value of the shares set forth under the “Stock Awards” column was determined by multiplying the number of unvested shares by the closing price of our common stock on July 31, 2008, the last trading day of fiscal year 2008. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any “equity incentive plans” as defined in Regulation S-K Item 402(a)((6)(iii); thus, the columns relating to equity incentive awards are not included in the table below. For additional information about the stock option and stock awards, see the description of long-term incentive compensation in the Compensation Discussion and Analysis on page 8.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Anna E. Gluskin, President and Chief Executive Officer	12-13-2004	250,000(1)	0	$0.61	12-13-2009	-	-
	4-5-2005	819,672(2)	0	$0.001	4-4-2010	-	-
	4-5-2005	301,032(3)	0	$0.001	4-4-2010	-	-
	8-17-2007	-	-	-	-	100,000(4)	$80,000
	5-27-2008	25,000(5)	25,000(5)	$0.96	5-26-2013	-	-
Rose C. Perri, Chief Operating Officer, Chief Financial Officer, Treasurer And Secretary	12-13-2004	250,000(1)	0	$0.61	12-13-2009	-	-
	4-5-2005	409,836(6)	0	$0.001	4-4-2010	-	-
	4-5-2005	166,916(7)	0	$0.001	4-4-2010	-	-
	8-17-2007	-	-	-	-	87,500(4)	$70,000
	5-27-2008	62,500(5)	62,500(5)	$0.96	5-26-2013	-	-

Mark E. Fletcher, Executive Vice President and General Counsel	12-13-2004	250,000(1)	0	$0.61	12-13-2009
	4-5-2005	327,869(8)	0	$0.001	4-4-2010	-	-
	4-5-2005	142,857(9)	0	$0.001	4-4-2010	-	-
	8-17-2007	-	-	-	-	50,000(4)	$40,000
Gerald Bernstein, MD, Vice President, Medical Affairs	12-13-2004	100,000(1)	0	$0.61	12-13-2009
	4-18-2006	50,000(10)	0	$2.66	4-17-2011	-	-
	3-5-2007	50,000(10)	0	$1.71	3-5-2012	-	-
	3-10-2008	50,000(10)	0	$0.94	3-10-2013	-	-

(1) These stock options were approved by the Board of Director on April 5, 2005 with an effective grant date of December 13, 2004. The exercise price per share is equal to the closing price of Generex common stock on December 13, 2004. These options were exercisable immediately upon their grant. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(2) These options were granted to Ms. Gluskin representing a bonus of $500,000 awarded to Ms. Gluskin on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(3) These options were issued to Ms. Gluskin on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($168,578). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

(4)  This shares of restricted stock were granted on August 17, 2007. The shares underlying the awards to Ms. Gluskin (200,000) and Ms. Perri (175,000) will vest as follows: 50% of the shares awarded vested on the grant date; 25% of the shares awarded vest on August 17, 2008; and 25% of the shares will vest on August 17, 2009. The shares underlying the award to Mr. Fletcher will vest as follows: 125,000 of the shares awarded vested on the date of grant; 25,000 of the shares vest on August 17, 2008; and 25,000 of the shares will vest on August 17, 2009.

(5) These options were granted on May 27, 2008. The grants were made pursuant to the terms of our 2006 Stock Plan. The options vest as follows: 50% of the options are exercisable on the date of grant; 25% of the options become exercisable on the first anniversary of the date of grant, and the remaining 25% of the options become exercisable on the second anniversary of the date of grant.

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

(8) These options were granted to Mr. Fletcher representing a bonus of $200,000 awarded to Mr. Fletcher on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(9) These options were issued to Mr. Fletcher on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($80,000). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

(10) A warrant to purchase 50,000 shares of our common stock was issued to Dr. Bernstein on an annual basis pursuant to the terms of his employment agreement with Generex. The exercise price per share was the closing price of our common stock on The NASDAQ Capital Market on the date of grant. The warrant was fully exercisable upon the date of grant.

Option Exercises and Stock Vested in Fiscal Year 2008

The following table sets forth the number of shares acquired and the value realized upon exercise of stock options and vesting of restricted stock awards during fiscal year 2008 each of the named executive officers.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Anna E. Gluskin, President and Chief Executive Officer	0	$0	100,000	$151,000
Rose C. Perri, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	0	$0	87,500	$132,125
Mark E. Fletcher, Executive Vice President and General Counsel	250,000	$27,500	125,000	$188,750
Gerald Bernstein, MD, Vice President, Medical Affairs	50,000	$0	-	-

(1)
Value realized on exercise is based on the fair market value of our common stock on the date of exercise minus the exercise price and does not necessarily reflect proceeds actually received by the named executive officer.

In March 2008, the Board of Directors approved the extension of the exercise periods for stock options held by Mark Fletcher and Gerald Bernstein, M.D. By their original terms, the options were due to expire on March 19, 2008, which date fell within a blackout period for trading by the named executive officers. The Board of Directors approved the extension of the exercise periods for the options through April 18, 2008. On April 8, 2008, Dr. Bernstein exercised such options for the purchase of 50,000 shares of our common stock at the exercise price of $1.00 per share. On April 18, 2008, Mr. Fletcher exercised such options for the purchase of 250,000 shares of our common stock at the exercise price of $0.89 per share. The option exercises by Dr. Bernstein and Mr. Fletcher are set forth in the above table.

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

We did not make any payment of this deferred compensation during fiscal 2007 or 2008. In fiscal 2006, Ms. Perri requested payment of $415,742.30 which she used to repay a note due from EBI, Inc., a shareholder of Generex that is controlled by the estate of Generex’s former Chairman of the Board, Mark Perri. The note was non-interest bearing, unsecured and did not have any fixed terms of repayment. Generex extended the note to EBI, Inc. in May 1997.

At July 31, 2008, the dollar amounts of the total balance of Ms. Gluskin’s and Ms. Perri’s deferred compensation were as follows:

Name	Aggregate Balance at 2008 FYE ($)
Anna Gluskin	$911,433.00
Rose C. Perri	$584,172.00

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

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

•	The named executive will be included on any management slate of nominees submitted to Generex’s stockholders for election to the Board of Directors.

•	Standard employee confidentiality, non-competition and non-solicitation covenants will apply.

•	Each named executive is entitled to receive an annual base salary under the terms of her respective employment with Generex, which salary may not be reduced during the term of such employment.

•	Each named executive’s employment may be terminated:

(a)	By Generex for cause (without any additional payment to the named executive);
(b)	automatically upon expiration of the term;

(c)	automatically upon the named executive’s death or disability; or
(d)	By the named executive upon thirty days’ prior written notice if there is a:

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

Terms of Employment for Mr. Fletcher

On March 17, 2003, our Board of Directors approved the terms and conditions of Mr. Fletcher’s employment, prior to his joining Generex on or about April 21, 2003. Pursuant to the terms of his employment, Mr. Fletcher holds the position of Executive Vice President and General Counsel. Subject to termination in accordance with the terms and conditions of his employment, Mr. Fletcher's term of service extends through March 16, 2008, which term has not been formally extended to date. Mr. Fletcher is entitled to receive annual base compensation and may receive additional cash bonuses at the discretion of the Board of Directors.

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

Dr. Bernstein’s Employment Agreement

Dr. Bernstein is compensated pursuant to his employment agreement with Generex. In April 2002, Generex entered into an employment agreement with Dr. Bernstein, which was subsequently amended in April 2005 and in March 2008. The term of the agreement commenced April 1, 2002 and, pursuant to the 2008 amendment, extends until March 31, 2011, subject to termination in accordance with the agreement. Pursuant to the terms of his employment agreement, Dr. Bernstein holds the position of Vice President of Medical Affairs. Dr. Bernstein’s current annual base compensation is $200,000. He is entitled to reimbursement for health insurance premiums for himself and his spouse and for professional expenses, including journals and professional societies, up to $4,000 annually. Under the agreement, as amended, Dr. Bernstein is entitled to receive options to purchase 50,000 shares of common stock for each year of employment, but he is no longer entitled to monthly advances against potential cash bonuses. On March 10, 2008, pursuant to the terms of Dr. Bernstein’s agreement in respect of contract year ending March 31, 2008, the Board of Directors granted Dr. Bernstein a warrant to purchase 50,000 shares of Generex common stock. The exercise price of the warrant was $0.94 per share, which represented the closing price of the common stock on the NASDAQ Capital Market on March 10, 2008. Dr. Bernstein has not exercised this warrant to date.

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

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2008 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2008, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2008.

The terms of employment for Ms. Gluskin, Ms. Perri and Mr. Fletcher do not provide specific definitions for the various termination events. The definitions for certain termination events as defined in the employment agreement of Dr. Bernstein are set forth below. For the purposes of the table, below are the standard definitions for certain termination events as defined in the Amended Generex 2001 Stock Option Plan, which we refer to as the “2001 Plan,,” and the 2006 Stock Plan, which refer to as the “2006 Plan.”

"Cause" means that a named executive has:

(i)	breached his or her employment or service contract with Generex;
(ii)	engaged in disloyalty to Generex, including, without limitation, fraud, embezzlement, theft, commission of a felony or proven dishonesty in the course of his or her employment or service;
(iii)	disclosed trade secrets or confidential information of Generex to persons not entitled to receive such information;
(iv)	breached any written confidentiality, non-competition or non-solicitation agreement between the named executive and Generex; or
(v)	has engaged in such other behavior detrimental to the interests of Generex as determined by the Compensation Committee.

“Change in Control” means any of the following:

(i)	a liquidation or dissolution of Generex,
(ii)	a sale of all or substantially all of Generex’s assets,
(iii)	a merger in which Generex’s stockholders hold less than a majority of the voting stock in the surviving corporation, or
(iv)	when a person or group acquires control of a significant percentage of the voting stock without the approval of the Board of Directors (20% under the 2001 Plan and 50% or more under the 2006 Plan).

“Disability" means being unable to engage in any substantial gainful activity by reason of any medically determinable physical or mental impairment which can be expected to result in death or which has lasted or can be expected to last for a continuous period of not less than 12 months.

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2008
Name	Benefit	Cause	Without Cause/Non-Renewal	Voluntary Termination by Executive	Breach by Generex (1)	Change in Control	Disability	Death
Anna E. Gluskin	Cash Payment (2)	$0	$3,000,000	$0	$3,000,000	$3,000,000	(15)	(15)
	Stock (3)	$0	$2,000,000	$0	$2,000,000	$2,000,000	$0	$0
	Stock Options	$970,357 (4)	$970,357 (5)	$970,357 (5)	$970,357 (5)	$970,357 (9)	$970,357 (6)	$970,357 (7)
	Restricted Stock (16)	$0	$0	$0	$0	$0	$0	$0
	Benefits	$0	$0 (8)	$0 (8)	$0 (8)	$0 (8)	$0	$0
	Total	$970,357	$5,970,357	$970,357	$5,970,357	$5,970,357	$970,357	$970,357

Rose C. Perri	Cash Payment (2)	$0	$3,000,000	$0	$3,000,000	$3,000,000	(15)	(15)
	Stock (3)	$0	$2,000,000	$0	$2,000,000	$2,000,000	$0	$0
	Stock Options	$524,860 (4)	$524,860 (5)	$524,860 (5)	$524,860 (5)	$524,860 (9)	$524,860 (6)	$524,860 (7)
	Restricted Stock (16)	$0	$0	$0	$0	$0	$0	$0
	Benefits	$0	$0 (8)	$0 (8)	$0 (8)	$0 (8)	$0	$0
	Total	$524,860	$5,524,860	$524,860	$5,524,860	$5,524,860	$524,860	$524,860

Mark A. Fletcher	Cash Payment	$0	$772,111 (10)	$0	$772,111 (10)	$772,111 (10)	(15)	(15)
	Stock	$0	$0	$0	$0	$0	$0	$0
	Stock Options	$438,025 (4)	$438,025 (5), (11)	$438,025 (5)	$438,025 (5), (11)	$438,025 (9)	$438,025 (6)	$438,025 (7)
	Restricted Stock (16)	$0	$0	$0	$0	$0	$0	$0
	Benefits	$0	$0 (8),(10)	$0 (8)	$0 (8), (10)	$0 (8), (10)	$0	$0
	Total	$438,025	$1,210,135	$438,025	$1,210,135	$1,210,135	$438,025	$438,025

Gerald Bernstein, M.D.	Cash Payment	$0 (12)	$133,334(13)	$0	$133,134(14)	$0	(15)	(15)
	Stock	$0	$0	$0	$0	$0	$0	$0
	Stock Options	$21,000 (4),(12)	$21,000 (5)	$21,000 (5)	$21,000 (5)	$21,000 (9)	$21,000 (6)	$21,000 (7)
	Restricted Stock	$0	$0	$0	$0	$0	$0	$0
	Benefits	$0 (12)	$0(13)	$0	$0(14)	$0	$0	$0
	Total	$21,000	$154,333	$21,000	$154,333	$21,000	$21,000	$21,000

(1)	In the case of Ms. Gluskin, Ms. Perri and Mr. Fletcher, this termination event includes a material change in duties or material reduction in remuneration of such named executive.

(2)	This amount would be payable upon the date of termination in a lump sum.
(3)
This amount would be payable in shares of Generex common stock based upon the 20-day volume weighted average price ($0.82) as of the close of business on the date of termination. Such shares would be issuable within three business days of the date of termination.

(4)
The options granted on April 5, 2005 (including those effective as of December 13, 2004) survive termination of the named executive’s employment. Other options granted to the named executive pursuant to the 2001 Plan and any options granted pursuant to the 2006 Plan would terminate immediately - and shares underlying such options forfeited - upon the named executive’s termination for cause. Warrants issued to Dr. Bernstein on April 18, 2006, March 5, 2007 and March 10, 2008 would survive termination of employment.

(5)
The 2001 and 2006 Plans permit a named executive who voluntarily terminates employment with Generex or whose employment is terminated without cause to exercise vested options outstanding at the date of termination for a period of up to 90 days thereafter or the expiration date of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006, March 5, 2007 and March 10, 2008 would survive termination of employment without cause or voluntary termination.

(6)
The 2001 and 2006 Plans permit a named executive to exercise vested options outstanding at the time of the named executive’s cessation of employment due to disability for a period of up to one year thereafter or the expiration of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006, March 5, 2007 and March 10, 2008 would survive termination of employment.

(7)
The 2001 and 2006 Plans permit a named executive’s beneficiary to exercise vested options outstanding at the time of the named executive’s death for a period of up to one year after death or the expiration date of the option, whichever is earlier. Warrants issued to Dr. Bernstein on April 18, 2006, March 5, 2007 and March 10, 2008 would permit his beneficiary to exercise such warrants after his death.

(8)
Ms. Gluskin, Ms. Perri and Mr. Fletcher would be entitled to receive health benefits for a period of 12 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $5,000.

(9)
The 2001 and 2006 Plan provide for the acceleration of exercisability and vesting of any outstanding options and removal of all restrictions and conditions on outstanding restricted stock awards, unless otherwise determined by the Board of Directors or its designee. We have assumed for purposes of this column that the named executive will exercise all of his/her fully exercisable and vested options and will receive all shares underlying restricted stock awards in connection with a change of control of Generex, which we have assumed occurred on July 31, 2008.

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

(14)
In the event that Dr. Bernstein terminates his agreement based on Generex’s material breach or default, Dr. Bernstein is entitled to a severance payment equal to the sum of (x) the lesser of (A) $200,000 or (B) the amount of base salary payable under the remaining term of the agreement, plus (y) all bonus or other incentive or deferred compensation earned or credited to him as of the date of his termination notice to Generex. This payment is payable within 14 days of his termination notice to Generex.

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

(16)
The restricted stock award agreement with the named executive officers provides that in the event the named executive ceases to be employed by, or provide service to, us, any unvested shares of restricted stock will be immediately forfeited.

Non-Employee Directors' Compensation

In the first three quarters of fiscal 2008, our policy for compensation of non-employee directors was as follows. Non-employee directors of Generex received cash compensation of $10,000 each fiscal quarter and were reimbursed for expenses incurred in connection with attendance at Board and committee meetings. At the discretion of the full Board, non-employee directors could receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares was within the discretion of the full Board. Typically, stock options or stock awards vested on the date of grant at an exercise price equal to the closing price of our common stock on the date of grant.

On May 6, 2008, in light of the substantial and unexpected tax consequences on non-employee directors in connection with prior restricted stock awards, the Board of Directors approved cash payments to the non-employee directors, excluding Mr. Amanatides, to offset the income tax liabilities incurred with respect to these awards as described in the 2008 Director Compensation Table below.

On May 6, 2008, the Board of Directors also amended its compensation policy for non-employee directors effective immediately following the May 27, 2008 Annual Meeting of Stockholders as follows.

•
Nonemployee directors receive an annual cash base retainer. Each nonemployee director serving on the Board of Directors as of May 27, 2008 is entitled to an annual cash retainer of $40,000. Each new nonemployee directors will initially receive a cash retainer of $20,000, increasing to $30,000 for the second year, and $40,000 thereafter.

•
At the discretion of the full Board of Directors, nonemployee directors may receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares is within the discretion of the full Board of Directors.

•	Nonemployee directors serving on committees of the Board of Directors receive additional cash compensation as follows:

Committee	Chairperson	Member
Audit Committee	$15,000	$5,000
Compensation Committee	$15,000	$5,000
Governance & Nominating Committee	$5,000	$2,000

Directors who are officers or employees of Generex do not receive separate consideration for their service on the Board of Directors. The compensation received by Ms. Gluskin, Ms. Perri and Dr. Bernstein as employees of Generex is show in the Summary Compensation Table above.

2008 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation (5)	Total
Peter G. Amanatides (2)	$33,333	$0	$0	$0	$33,333
John P. Barratt	$43,667	$0	$0	$244,218	$287,885
Nola E. Masterson (3)	$42,500	$151,000(4)	$0	$131,349	$173,849
Brian T. McGee	$43,667	$0	$0	$244,218	$287,885

(1) As of July 31, 2008, the aggregate number of stock options held by each non-employee director was as follows: Mr. Amanatides (100,000), Mr. Barratt (275,714) and Mr. McGee (205,714). As of July 31, 2008, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Amanatides (150,000), Mr. Barratt (150,000), Ms. Masterson (100,000) and Mr. McGee (150,000).

(2) Mr. Amanatides elected not to stand for re-election to the Board of Directors at the Annual Meeting of Stockholders held on May 27, 2008. Mr. Amanatides is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field to which we paid fees in fiscal year 2008 as described below under Item 13 - Certain Relationships and Related Transactions.

(3) Our Board of Directors nominated Ms. Masterson for election as director at the 2007 Annual Meeting of the Stockholders held on May 29, 2007. On August 17, 2007, Ms. Masterson was awarded 100,000 shares of unrestricted common stock pursuant to the Generex Biotechnology Corporation 2006 Stock Plan.

(4) This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal year ended July 31, 2008 for the restricted stock award granted in August 2007, which was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 13 of our financial statements in the Form 10-K for the year ended July 31, 2008, as filed with the SEC. The grant date fair value of the restricted stock award granted to Ms. Masterson was $151,000.

(5) This amount includes one-time cash payments to each of the following non-employee directors: Mr. McGee - $244,218, Mr. Barratt - $$244,218, and Ms. Masterson - $131,349. On May 6, 2008, the Board approved such payments to these directors to compensate them for income tax liabilities incurred in respect of the 150,000 shares of fully vested restricted granted to each of Messrs. McGee and Barratt on May 30, 2006 and the 100,000 shares of fully vested restricted stock granted to Ms. Masterson on August 17, 2007 (see footnote 3 above). Mr. McGee and Mr. Barratt received such cash payments in Canadian Dollars of CAD $262,485 and CAD $62,485, respectively, which amounts were converted to U.S. Dollars at the rate of $1.0748 which represented market exchange rate on the date of a grant. Messrs. McGee and Barratt did not incur income tax liability until August 2007, when we filed a Form S-8 registration statement with respect to our 2006 Stock Plan and a reoffer prospectus with respect to shares of common stock underlying previously granted restricted stock or stock options under the 2006 Stock Plan, including the 150,000 shares of restricted stock previously granted to each of them as the stock was not freely tradable until this time.

Compensation Committee Interlocks and Insider Participation

During the 2008 fiscal year prior to the Annual Meeting of Stockholders on May 27, 2008, the Compensation Committee consisted of the following non-employee directors: John P. Barratt (chair) and Nola E. Masterson. As of May 27, 2008, the Compensation Committee consisted of the following non-employee directors: Mr. Barratt (chair), Ms. Masterson and Brian T. McGee.

None of the directors who served on the Compensation Committee during fiscal 2008 was an officer or employee of Generex or any of its subsidiaries during our last fiscal year. In addition, none of the members of the Compensation Committee previously served as an officer of Generex or any of its subsidiaries. No member of the Compensation Committee had any relationship with Generex that was required to be disclosed under Item 404 of Regulation S-K under the Exchange Act.

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

The information contained in these tables is as of November 21, 2008. At that date, we had 123,312,346 shares of common stock outstanding.

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

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class

(i) Directors and Executive Officers

Peter G. Amanatides (1)	1,000	*
John P. Barratt (2)	425,714	*
Gerald Bernstein, M.D. (3)	303,469	*
Mark Fletcher (4)	930,744	*
Anna E. Gluskin (5)	2,515,498	2.0%
Rose C. Perri (6)	4,940,304	4.0%
Brian T. McGee (7)	455,714	*
Nola Masterson (8)	102,700	*
Officers and Directors as a group (8 persons)	9,675,143	7.6%

Name of Beneficial Owner	Number of Shares	Percent of Class

(ii) Other Beneficial Owners (and their addresses)
EBI, Inc. In Trust(9) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,441,496	1.2%

GHI, Inc. In Trust (10) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,907,334	1.5%

Cranshire Capital, L.P. (11) 3100 Dundee Road, Suite 703 Northbrook, Illinois 60062	13,492,685	9.9%

* Less than 1%.

(1) Includes 1,000 shares purchased on August 5, 2005.

(2) Includes 70,000 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan.

(3) Includes 53,469 shares held by Dr. Bernstein, 100,000 shares issuable upon exercise of stock options approved by the Board of Directors on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan and pursuant to Dr. Bernstein's employment agreement with Generex. Also includes the following granted pursuant to the terms of Dr. Bernstein’s employment agreement with Generex: 50,000 shares issuable upon exercise of a warrant issued on April 18, 2006, 50,000 shares issuable upon exercise of a warrant issued on March 5, 2007, and 50,000 shares issuable upon exercise of warrant issued on March 10, 2008.

(4) Includes 210,018 shares, 250,000 shares issuable upon the exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2008.

(5) Includes 16,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 150,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2008, and 25,000 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan that vested on the date of grant.

(6) Includes 219,726  shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan, 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 131,250 shares of restricted stock granted in August 2007 under 2006 Stock Plan that were vested as of August 17, 2008, and 62,500 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan that vested on the date of grant.. Also includes the shares that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

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

(8) Ms. Masterson received an award of 100,000 shares of restricted common stock on August 17, 2007 in consideration of her election to Generex’s Board of Directors on May 29, 2007. These shares were issued pursuant to the 2006 Plan and were fully vested on the date of grant. Also, includes 2,700 purchased on March 11, 2008.

(9) All of these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(10) Ms. Gluskin and Ms. Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Perri because she has the sole power to vote the shares.

(11) Downsview Capital, Inc. (“Downsview”) is the general partner of Cranshire Capital, L.P. (“Cranshire”) and consequently has voting control and investment discretion over securities held by Cranshire.   Mitchell P.  Kopin (“Mr. Kopin”), President of Downsview, has voting control over Downsview. As a result of the foregoing, each of Mr. Kopin and Downsview may be deemed to have beneficial ownership (as determined under Section 13(d) of the Securities Exchange Act of 1934, as amended) of any shares of common stock of the registrant deemed to be beneficially owned by Cranshire.

Includes (i) 515,275 shares of common stock, (ii) 3,030,303 shares of common stock issuable upon conversion of an 8% Senior Secured Convertible Note (the “Note”), (iii) 170,068 shares of common stock issuable upon exercise of a warrant (the “Warrant”), (iv) 1,273,058 shares of common stock issuable upon exercise of a Series A Warrant (the “Series A Warrant”), (v) 1,826,115 shares of common stock issuable upon exercise of a Series A-1 Warrant (the “Series A-1 Warrant”), (vi) 4,132,231 shares of common stock issuable upon exercise of a Series B Warrant (the “Series B Warrant”) and (vii) 2,545,635 shares of common stock issuable upon exercise of a Series C Warrant (the “Series C Warrant”), in each case, held by Cranshire, and all such shares of common stock in the aggregate represent beneficial ownership of approximately 9.99% of the shares of common stock of the registrant, based on (1) 123,312,346 shares of common stock issued and outstanding on November 21, 2008, plus (2)(A) 3,030,303 shares of common stock issuable upon conversion of the Note, (B) 170,068 shares of common stock issuable upon exercise of the Warrant, (C) 1,273,058 shares of common stock issuable upon exercise of the Series A Warrant, (D) 1,826,115 shares of common stock issuable upon exercise of the Series A-1 Warrant, (E) 4,132,231 shares of common stock issuable upon exercise of the Series B Warrant and (F) 2,545,635 shares of common stock issuable upon exercise of the Series C Warrant, in each case of clause (2), held by Cranshire. The foregoing excludes: (x) an aggregate of 3,674,363 shares of common stock issuable upon exercise of other warrants held by Cranshire because each of such warrants contain a blocker provision under which the holder thereof does not have the right to exercise such warrants to the extent that such exercise would result in beneficial ownership by the holder thereof, together with its affiliates, of more than 4.99% or 4.999% (as the case may be) of the shares of common stock outstanding after giving effect to such exercise and (y) 553,538 shares of common stock issuable upon exercise of the Series C Warrant held by Cranshire because such warrant contains a blocker provision under which the holder thereof does not have the right to exercise such warrant to the extent that such exercise would result in beneficial ownership by the holder thereof, together with its affiliates, of more than 9.99% of the shares of common stock outstanding after giving effect to such exercise. Without such blocker provisions, each of Downsview, Cranshire and Mr. Kopin would be deemed to beneficially own 17,720,586 shares of common stock.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2008 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	0	$0	2,000,000
2001 Stock Option Plan	6,071,638	$0.65	2,612,490
2006 Stock Plan	175,000	0.96	7,837,000 (1)
Total	6,246,638	$0.66	10,449,490

Equity compensation plans not approved by security holders	150,000 (2)	1.77	0
Total	6,396,638	$0.69	10,449,490

(1) Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.

(2) Pursuant to his employment agreement with us, Dr. Gerald Bernstein, our Vice President Medical Affairs, is entitled to receive options to purchase 50,000 shares of common stock for each year of employment. In lieu of options to purchase shares of common stock for the 2006, 2007 and 2008 contract years of Dr. Bernstein’s employment, Dr. Bernstein agreed to accept warrants to purchase 50,000 shares of common stock. See Item 11 - Executive Compensation - Employment Agreements and Potential Payments Upon Termination or Change-In-Control above for information concerning the terms of Dr. Bernstein’s employment agreement.

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

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of our 8% secured convertible notes and warrants was Cranshire Capital, L.P. Cranshire purchased notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173. On April 9, 2008, following the closing of the March 2008 private placement, Cranshire jointly filed a Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more than 5% of our outstanding shares of common stock. A description of the March 2008 private placement and the notes and warrants is set forth under Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources - Secured Convertible Notes and Warrants in our annual report for the year ended July 31, 2008 on Form 10-K filed on October 10, 2008.

Director Independence

The Board of Directors currently consists of five members, three of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The three independent members of the Board of Directors are John P. Barratt, Brian T. McGee and Nola E. Masterson. During fiscal year 2008 prior to the 2008 Annual Meeting of Stockholders, the Board of Directors consisted of seven members, four of whom were independent under such standards. The four independent directors who served during this period included Messrs. Barratt, McGee, Ms. Masterson and Peter Amanatides. Mr. Amanatides elected not to stand for re-election at the Annual Meeting of Stockholders held on May 27, 2008.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In its determination of the independence of non-employee directors, the Board considered the relationships of Mr. Amanatides described under the caption Compensation “Committee Interlocks and Insider Participation” under Item 11. Executive Compensation and above under the caption “Related Transactions” of this Item 13. Certain Relationship and Related Transactions, and Director Independence of this Report on Form 10-K/A.

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

Item 14.  Principal Accounting Fees and Services.

MSCM LLP ("MSCM") has served as our independent auditors since September 5, 2008. The appointment of MSCM as our independent public accountants was unanimously approved by the Audit Committee of our Board of Directors. MSCM is the successor to our former independent auditors, Danziger Hochman Partners LLP (“Danziger Hochman”), following MSCM’s merger with Danziger Hochman in September 2008. Danziger Hochman served as our independent auditors from February 1, 2006 until September 5, 2008.

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2007 and 2008 to our independent auditors:

	Fiscal Year Ended July 31, 2007	Fiscal Year Ended July 31, 2008
Audit Fees	$217,831(1)	$233,300(4)
Audit-Related Fees	$123,315(2)	$128,750 (5)
Tax Fees	$0(3)	$0(3)
All Other Fees	$341,146	$362,050

(1) Represents charges of Danziger Hochman, Generex's auditor for fiscal year ended July 31, 2007.
(2) Represents charges of Danziger Hochman, Generex's auditor in fiscal year ended July 31, 2007 for SOX 404 audit of internal controls over financial reporting.
(3) MSCM and Danziger Hochman did not provide and did not bill for any tax services.
(4) Represents charges of MSCM and Danziger Hochman, Generex's auditors for fiscal year ended July 31, 2008
(5) Represents charges of MSCM, Generex's auditor in fiscal year ended July 31, 2008 for SOX 404 audit of internal controls over financial reporting.

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

PART IV

Item. 15.   Exhibits and Financial Statements and Schedules.

Exhibits are incorporated herein by reference or are filed with this Form 10-K/A as set forth in the Exhibit Index beginning on page 29 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 25th day of November 2008.

GENEREX BIOTECHNOLOGY CORPORATION

By:  /s/ Anna E. Gluskin

Name:  Anna E. Gluskin
Title:  President & Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and Director	November 25, 2008
Anna E. Gluskin	(Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial Officer,	November 25, 2008
Rose C. Perri	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	November 25, 2008
Brian T. McGee

/s/ John P. Barratt	Director	November 25, 2008
John P. Barratt

/s/ Nola E. Masterson	Director	November 25, 2008
Nola E. Masterson

/s/ Slava Jarnitskii	Controller	November 25, 2008
Slava Jarnitskii

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

*	.Management contract or management compensatory plan or arrangement.
†	Filed herewith.