Form 10-Q
period 2008-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2008-12-09
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  o No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒

Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 123,766,346 as of December 4, 2008.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
October 31, 2008 and July 31, 2007	1

Consolidated Statements of Operations — For the three month
Periods ended October 31, 2008 and 2007, and cumulative from
November 2, 1995 to October 31, 2008	2

Consolidated Statements of Cash Flows — For the three month
Periods ended October 31, 2008 and 2007, and cumulative from
November 2, 1995 to October 31, 2008	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	30

Item 4. Submission of Matters to a Vote of Security Holders	30

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	31

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS

Current Assets:
Cash and cash equivalents	$8,616,855	$17,237,510
Short-term investments	8,850,000	8,852,214
Accounts receivable	99,854	81,784
Inventory	1,417,126	1,465,222
Convertible debentures - advance payments	759,450	—
Other current assets	1,013,911	380,927
Deferred debt issuance costs	563,903	506,608
Total Current Assets	21,321,099	28,524,265

Deferred Debt Issuance Costs	—	211,086
Property and Equipment, Net	1,538,551	1,744,974
Assets Held for Investment, Net	3,117,059	3,713,317
Patents, Net	3,857,312	3,954,241

TOTAL ASSETS	$29,834,021	$38,147,883

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued expenses	$6,803,978	$7,469,710
Deferred revenue and rebate liability	155,949	125,598
Current maturities of long-term debt	1,376,768	1,832,684
Current maturities of obligations under capital lease	39,106	—
Convertible debentures, net of debt discount of $11,921,646 and $15,931,480 at October 31, 2008 and July 31, 2008, respectively	4,598,354	4,718,520
Total Current Liabilities	12,974,155	14,146,512

Obligations Under Capital Lease, Net	40,872	—

Long-Term Debt, Net	1,303,653	1,354,564

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at October 31, 2008 and July 31, 2008; -0- shares issued and outstanding at October 31, 2008 and July 31, 2008	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at October 31, 2008 and July 31, 2008; 121,852,374 and 111,992,603 shares issued and outstanding at October 31, 2008 and July 31, 2008, respectively	121,852	111,992
Additional paid-in capital	274,772,053	269,849,581
Deficit accumulated during the development stage	(259,926,445)	(248,229,261)
Accumulated other comprehensive income	547,881	914,495
Total Stockholders’ Equity	15,515,341	22,646,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,834,021	$38,147,883

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues	$538,886	$46,427	$3,043,650
Sales discounts	(540)	(1,714)	(5,919)
Net Revenue	538,346	44,713	3,037,731

Cost of Goods Sold	22,192	19,931	135,840

Operating Expenses:
Research and development	4,355,689	3,847,803	94,171,183
Research and development -related party	—	—	220,218
Selling and marketing	837,198	367,420	3,148,793
General and administrative	2,847,913	3,515,920	108,484,379
General and administrative -related party	—	—	314,328
Total Operating Expenses	8,040,800	7,731,143	206,338,901

Operating Loss	(7,524,646)	(7,706,361)	(203,437,010)

Other Income (Expense):
Miscellaneous income (expense)	5	—	196,263
Income from rental operations, net	88,380	82,087	1,339,841
Interest income	168,465	460,035	7,677,362
Interest expense	(4,429,388)	(57,674)	(52,311,961)
Loss on extinguishment of debt	—	—	(14,134,068)

Net Loss Before Undernoted	(11,697,184)	(7,221,913)	(260,669,573)

Minority Interest Share of Loss	—	—	3,038,185

Net Loss	(11,697,184)	(7,221,913)	(257,631,388)

Preferred Stock Dividend	—	—	2,295,057

Net Loss Available to Common Shareholders	$(11,697,184)	$(7,221,913)	$(259,926,445)

Basic and Diluted Net Loss Per Common Share	$(.10)	$(.07)

Weighted Average Number of Shares of Common Stock Outstanding	118,109,023	110,060,027

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months Ended		(Date of Inception)
	October 31,		to October 31,
	2008	2007	2008
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(11,697,184)	$(7,221,913)	$(257,631,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,172	306,569	7,183,037
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	55,136	910,205	3,536,401
Issuance of options and option modifications as employee compensation	9,680	—	82,258
Common stock issued for services rendered	46,649	261,283	8,572,847
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,354,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	153,791	—	1,841,726
Amortization of discount on convertible debentures	4,009,835	—	26,423,946
Common stock issued as interest payment on convertible debentures	252,083	—	536,542
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with short-term refinancing of long-term debt	—	—	113,274
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(30,674)	15,632	(118,055)
Miscellaneous receivables	—	—	43,812
Inventory	(60,179)	(130,766)	(1,523,620)
Other current assets	(40,087)	47,736	(115,113)
Accounts payable and accrued expenses	(574,680)	159,076	11,515,940
Deferred revenue	37,018	12,824	162,530
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(7,622,440)	(5,639,354)	(153,820,181)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,385)	(1,575)	(4,594,932)
Costs incurred for patents	(30,537)	(81,527)	(2,080,899)
Change in restricted cash	—	—	45,872
Proceeds from maturity of short term investments	2,214	4,181,210	186,392,918
Purchases of short-term investments	—	(17,754,808)	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	(608,279)	(33,566)	(1,260,350)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	(637,987)	(13,690,266)	(20,040,044)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(21,567)	(21,500)	(1,963,411)
Repayment of obligations under capital lease	(3,024)	—	(3,024)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	—	44,015,049
Proceeds from exercise of stock options	56,000	—	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	(376,667)	—	(1,012,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	(345,258)	(21,500)	182,513,659

Effect of Exchange Rates on Cash	(14,970)	(1,211)	(36,579)

Net Increase (Decrease) in Cash and Cash Equivalents	(8,620,655)	(19,352,331)	8,616,855

Cash and Cash Equivalents, Beginning of Period	17,237,510	21,026,067	—

Cash and Cash Equivalents, End of Period	$8,616,855	$1,673,736	$8,616,855

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three months ended may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2009.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company is a development stage company, which has a limited history of operations and whose revenues primarily comprised of $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations and $550,000 in conjunction with the execution of a licensing agreement.  The Company currently is recognizing revenue from the sale of three of its four commercially available products.  Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development.  There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

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

2.	Effects of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ”Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative-effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material effect on the Company’s financial condition or results of operations.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material effect on the Company’s financial condition or results of operations.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company is currently evaluating the impact of this statement on its results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company is currently evaluating the impact of this statement on its results of operations and financial position.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged.  The Company is currently evaluating the impact of SFAS 161 on its financial position, results of operations and cash flows.

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

In May 2008, the FASB issued Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).”  This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on August 1, 2009.  This FSP will apply to the Company’s convertible debentures.  The Company is currently evaluating how it may affect the consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented.  It will be effective for the Company on August 1, 2009.  The Company does not expect FSP EITF 03-6-1 to have a material effect on its consolidated financial statements.

3.	Fair Value Measurements

On August 1, 2008 the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for financial assets and liabilities. This statement provides a framework for measuring fair value and requires expanded disclosures regarding fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, which for the first quarter of fiscal 2009 is October 31, 2008.

The fair-value hierarchy established in SFAS No. 157 prioritizes the inputs used in valuation techniques into three levels as follows:

Level-1 – Observable inputs – quoted prices in active markets for identical assets and liabilities;

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Level-2 – Observable inputs other than the quoted prices in active markets for identical assets and liabilities – such as quoted prices for similar instruments, quoted prices for identical or similar instruments in inactive markets, or other inputs that are observable or can be corroborated by observable market data;

Level-3 – Unobservable inputs – includes amounts derived from valuation models where one or more significant inputs are unobservable and require the Company to develop relevant assumptions.

The following table summarizes the financial assets and liabilities measured at fair value on a recurring basis as of the measurement date, October 31, 2008, and the basis for that measurement, by level within the fair value hierarchy:

	Balance as of October 31, 2008	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Financial assets
Short-term investments	$8,850,000	$—	$8,850,000	$—
Total	$8,850,000	$—	$8,850,000	$—

4.	Stock-Based Compensation
As of October 31, 2008, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At October 31, 2008, there were 2,000,000, 2,612,490 and 7,837,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan for the three months ended October 31, 2008:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2008	6,246,638	$0.66
Granted	—	$—
Forfeited or expired	—	$—
Exercised	(100,000)	$0.56
Outstanding, October 31, 2008	6,146,638	$0.67	1.14	$848,812
Exercisable, October 31, 2008	6,059,138	$		$848,812

Grant Date Fair Value of Forfeited or Expired Options				n/a
Total Intrinsic Value of Options Exercised				$15,111

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average Grant Date
	Options	Fair Value

Outstanding, August 1, 2008	87,500	$0.59
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding, October 31, 2008	87,500	$0.59

As of October 31, 2008, the Company had $35,492 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.6 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares was based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the three months ended October 31, 2008:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value

Non-vested stock, August 1, 2008	237,500	$1.51
Granted	—	—
Vested	(118,750)	1.51
Forfeited	—	—
Non-vested stock, October 31, 2008	118,750	$1.51

As of October 31, 2008, approximately $70,978 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 1 year.

5.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended October 31, 2008 and 2007 was $12,063,798 and $6,987,534, respectively.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	October 31,	July 31,
	2008	2008

Accounts Payable	$1,983,859	$2,613,789
Research and Development	2,061,169	2,048,101
Executive Compensation	2,427,319	2,469,026
Financial Services	331,631	338,794
Total	$6,803,978	$7,469,710

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Secured Convertible Debentures
The Company is contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors.  The convertible debentures are convertible into shares of the Company's common stock at a price as stipulated in each debenture.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

	Notes/Debenture
	$20,650,000

Date Issued	3/2008
Promissory Note Amount	$ (A	)
# of Promissory Notes	6
Terms	(B	)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants Issued to Investors (C)	42,665,274
Warrant Exercise Price	$1.21
Existing Warrants Re-priced (D)	12,697,024
Re-priced Warrant Exercise Price (D)	1.10
Warrant Fair Value (WFV) (includes value of re-priced warrants)	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black-Scholes Model Assumptions	(E	)
Beneficial Conversion Feature (BCF)	$8,768,946
Costs associated with issuance classified as deferred debt issuance costs	$722,750

Amortization of WFV and BCF as Non-cash Interest Expense	$7,493,519
Principal and Interest Converted	$—
Shares Issued Upon Conversion	—

Principal and Interest Repayments in Shares of Common Stock	$4,764,864
Shares Issued for Principal and Interest Repayments	9,610,400
Principal and Interest Repayments in Cash	$941,100

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	$7,000,000; $5,000,000; $3,650,000; $2,000,000; $1,000,000

(B)
The debentures carry an 8% coupon and mature September 30, 2009, provided, however, the maturity date may be extended at the option of the holder.  The debentures carry a 18-month term and amortize in 15 installments commencing in the fifth month of the term.  The principal and interest payments are payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which shall be computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each installment payment elected by the Company to be repaid in shares requires the Company to deliver the number of shares estimated to satisfy the installment payment 20 trading days preceding the installment due date. The difference in the value of these shares and the installment payment on the installment date is required to be delivered to investors by issuing additional shares. In addition, each debenture lists certain “Events of Default”, which include, without limitation, any default in the payment of principal or interest in respect of the debentures as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the debentures.  Upon the occurrence of the “Event of Default”, the holder may require us to redeem all or any portion of the debentures upon written notice.  Other conditions in the notes impede the Company’s ability to make its monthly installment payments in shares of its common stock.  Two of such conditions – the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of The NASDAQ Stock Market, were not met requiring the Company to procure waivers from the debenture holders in respect to these conditions.

(C)	The warrants issued to investors are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108; Series C warrants 12,799,580.

a.
The Series C warrants are issuable contingent upon exercise of Series B warrants.  The relative fair value associated with the Series C warrants at the commitment date amounted to $1,234,836.  At such time the contingency is met, the Company would include the relative fair value as a charge to interest expense.  The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27.  At October 31, 2008, Series B warrants have not been exercised and therefore the contingency has not been met.

(D)
The Company re-priced 12,697,024 existing warrants.  The value associated with the re-priced warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model.  The value of the re-priced warrants has been added to the value of the new warrants issued (see (B) above) and accounted for in accordance with EITF 98-5 and 00-27.

(E)	Black-Scholes pricing model assumptions used in valuing the existing warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

As of October 31, 2008, the $4,598,354 net outstanding balance of convertible debentures is comprised of $16,520,000 of debt net of unamortized debt discount of $11,921,646.  As of July 31, 2008, the $4,718,520 net outstanding balance of convertible debentures was comprised of $20,650,000 of debt net of unamortized debt discount of $15,931,480.

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
Basic earnings per shares (EPS) and Diluted EPS for the three months ended October 31, 2008 and 2007 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 76,837,722 and 22,814,296 incremental shares, have been excluded from the 2008 and 2007 computation of Diluted EPS as they are anti-dilutive due to the losses generated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

10.	Supplemental Disclosure of Cash Flow Information
	For the Three Months Ended
	October 31,
	2008	2007
Cash paid during the period for:
Interest	$618,099	$57,673
Income taxes	$—	$—
Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accrued executive compensation	$—	$471,875
Issuance of common stock as repayment of convertible debentures	$3,753,334	$—
Issuance of common stock as convertible debentures advance payments	$759,450	$—
Purchase of property and equipment through the issuance of obligations under capital lease	$83,002	$—

11.	Stockholders’ Equity
During the three months ended October 31, 2008, the Company issued 95,500 shares of common stock to various consultants for services rendered in the amount of $46,651.  The shares were valued at $0.32 to $0.80 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2008, the Company issued 53,871 shares of common stock valued at $55,136 as employee compensation.  The shares were valued at $0.31 to $0.72 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2008, the Company received aggregate cash proceeds of $56,000 from exercises of stock options.  The Company issued 100,000 shares of common stock as a result of these transactions.

During the three months ended October 31, 2008, the Company issued 9,610,400 shares of common stock valued at $4,764,864 as repayment of convertible debentures and accrued interest (see Note 7).  The shares were valued at $0.29 to $0.65 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

The stockholders’ equity transactions as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock for services	95,500	$96	$46,555	$46,651
Issuance of common stock as employee compensation	53,871	54	25,197	25,251
Stock-based executive compensation	—	—	39,565	39,565
Stocks options exercised for cash	100,000	100	55,900	56,000
Issuance of common stock as repayment of convertible debentures, accrued interest and prepayment	9,610,400	9,610	4,755,254	4,764,864
Total	9,859,771	$9,860	$4,922,471	$4,932,331

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2008 and 2007. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K, as amended, for the year ended July 31, 2008 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2008.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2008 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the volatility of, and recent decline in, our stock price and the impact on our ability to pay installments due on our outstanding senior secured notes in stock rather than cash; and

•	our ability to obtain the necessary financing to fund our operations.

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K, as amended, for the year ended July 31, 2008 and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™. To date, we have received regulatory approval in Ecuador and India for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 285 patients have been enrolled in 74 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

We received a Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008. We will continue to expand our SAP participation in additional countries around the world.

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, GlucoBreak™, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions.

In early November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai.  The dossier includes Generex Oral-lyn™.  We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray.  The Syrian Ministry of Health will review the dossier and inform us of any additional requests for information that it may have. There have been no immediate queries, and we anticipate registration before the end of calendar year 2009. It is estimated that among Syria's population of 20 million, between 3 million and 3.5 million people have diabetes.

In October 2008, we announced the enrollment of subjects in our bioequivalency clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product.  The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.

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

We are a development stage company. From inception through the end of the year ended July 31, 2008, we have received only limited revenues from operations. In the fiscal year ended July 31, 2008, we received approximately $128,039 in revenues from sales of Glucose RapidSpray™.  In the fiscal quarter ended October 31, 2008, we received approximately $38,886 in revenues from sales of Glucose RapidSpray™.  These numbers do not reflect deferred sales to the customers during the respective period with the right of return.  We also received an upfront non-refundable license fee of $500,000 pursuant to a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea.

We operate in only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 33 Harbour Square, Suite 202, Toronto, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com.  We make available free of charge on or through our website our filings with the SEC.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the quarter ended October 31, 2008, approximately 88.3% of our $4,355,689 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the quarter ended October 31, 2007, approximately 84% of our $3,847,803 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 11.7%, or $510,660, of our research and development expenses for the quarter ended October 31, 2008 was related to Antigen's immunomedicine products compared to approximately 16%, or $635,980, of our research and development expenses for the quarter ended October 31, 2007.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Share-based compensation. Management determines value of stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R) “Share-Based Payment” which revises SFAS No. 123 “Accounting for Stock-Based Compensation” for stock and options grants to employees.  We also follow the guidance of Emerging Issues Task Force 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

Results of Operations

Three Months Ended October 31, 2008 Compared to Three Months Ended October 31, 2007

Our net loss for the quarter ended October 31, 2008 was $11,697,184 versus $7,221,913 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the interest expense recorded in connection with our convertible debentures, an increase in research and development expenses in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe and an increase in selling expenses and despite the decrease in our general and administrative expenses.  Our operating loss for the quarter ended October 31, 2008 decreased to $7,524,646 compared to $7,706,361 in the first fiscal quarter of 2007.  The decrease in operating loss resulted from a decrease in general and administrative expenses (to $2,847,913 from $3,515,920) that was partially offset by an increase in research and development expenses (to $4,355,689 from $3,847,803) and an increase in selling expense (to $837,198 from $367,420). Our revenues in the first quarter ended October 31, 2008 increased to $538,346 from $44,713 for the quarter ended October 31, 2007 primarily due to the licensing arrangement in South Korea.  Our net revenues from sales of our glucose products decreased to $38,346 in the first quarter of fiscal 2009 from $44,713 in the first quarter of fiscal 2008. The decrease in net revenue is attributable to a reduction in sales of Glucose RapidSpray™ in the last fiscal quarter compared to stocking sales in the first quarter of fiscal 2008.

The increase in research and development expenses in the last fiscal quarter reflects an increased level of research and development of our oral insulin product and platform technology in connection with global Phase III clinical trials.  The decrease in general and administrative expenses reflects the decrease in expenses for consulting and financial services in the current fiscal quarter compared to last year, a modest reduction in travel and accounting expenses, despite a small increase in legal costs.  The selling expenses are associated with the commercial sales of Glucose RapidSpray™ and BaBOOM™ Energy Spray that began in fiscal 2007.

Our interest expense in the first quarter of fiscal 2009 increased to $4,429,388 compared to interest expense of $57,674 in the first quarter of fiscal 2008 due to interest recognized on the secured convertible notes issued in March 2008 in connection with a private placement.  Our interest income decreased to $168,465 in the first quarter of fiscal 2009 compared to $460,035 in the same quarter for the last year primarily due to lower market interest rates and lower cash balances.  We received a slightly higher income from rental operations (net of expense) of $88,380 in the first quarter of fiscal 2009 compared to $82,087 in the same quarter for the last year.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.  We have also made significant short –term investments in high-grade auction rate securities which we are currently are in the process of liquidating.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada is a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, which is expected in before the end of calendar 2008, will provide us with revenue in fiscal 2009.  We believe that the successful commercial launch of Oral-lyn™ in India, will enhance our ability to access additional sources of funding.  For instance, in August 2008, we entered into a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea.  Under this agreement, we received an upfront non-refundable license fee of $500,000 and will receive a non-refundable license fee of $500,000 at such time as we obtain governmental approval for the importation, marketing, distribution and sale of the product in South Korea.  When it places its first order of Oral-lyn™, Dong-Sung also will make a $500,000 pre-payment against which product purchases will be applied.

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

As of October 31, 2008, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities.  Beyond that, we may require additional funds to support our working capital requirements or for other purposes.

While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India or materially negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs or curtail some of our commercialization efforts.

Auction Rate Securities

At October 31, 2008, we had short-term investments of approximately $8.9 million.  The balance was reduced to $8.1 million in November 2008.  All of our short-term investments represent investment in high-grade auction rate securities.  The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.

We have been advised that our auction rate securities will be redeemed in Phase II of the Citi Auction Security Settlement on or before December 23, 2008.  We cannot predict whether future auctions or redemptions related to our auction rate securities will be successful.  If we are not able to monetize some or all of our auction rate securities, we could suffer a loss, and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

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

At the option of each Noteholder, the principal amount outstanding under each Note is convertible at any time into shares of our common stock at the initial conversion price of $1.21, which represents 110% of the closing bid price of our common stock on the NASDAQ Capital Market on the closing date, March 31, 2008.

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

As of October 31, 2008, we incurred interest expense of $4,375,722 related to the Notes that includes non cash accounting expense of $4,009,835 relating to debt discount.

We may receive additional proceeds from the exercise of Warrants, although the warrants include a cashless exercise feature.  As of October 1, 2008, all of the warrants issued in March 2008 became exercisable.  At October 31, 2008, outstanding Warrants issued in connection with the March 2008 Securities Purchase Agreement and the repriced warrants described above were as follows:

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

Another investor, Rockmore Investment Master Fund Ltd, consented to our conversion and redemption, as the case may be, of the August 1st installment amount in the manner described above, except that we paid 50% of the principal balance of the August 1st installment amount plus accrued and unpaid interest in cash on August 1st, and we paid the remaining 50% of the principal balance of the August 1st installment amount in shares of common stock, delivering half of such shares together with the September 1, 2008 installment amount and half of such shares together with the October 1, 2008 installment amount.

We obtained similar waivers from all investors in respect to our November 1, 2008 installment amount.  Based on the recent decline in our stock price, we paid the principal and interest amounts due on December 1, 2008 in cash.  As of December 4, 2008, we have issued 11,755,077 shares of common stock and paid $2,317,767 in cash to repay Note principal and accrued interest in the aggregate amount of $7,699,850.

For the foreseeable future, we will monitor the market conditions and the price of our stock and determine on a month-by-month basis whether to pay our principal payment obligations under the Notes in cash or in stock.

Because of the decrease in our stock price since the filing of the registration statement required under the Notes, we believe that the registration statement does not likely include a sufficient number of shares to allow us to make all of the remaining principal and interest payments in shares rather than in cash.  We believe that we will be able to negotiate relief from the requirement that an additional registration statement be filed in the near future to comply with the condition precedent under the Notes because all of the shares we would issue in the absence of a registration statement would be eligible for resale by the investors pursuant to Rule 144.  (To the extent that the holders exercise the Series A-1, Series B and Series C Warrants pursuant to the cashless exercise feature contained therein, the holders will have satisfied the holding period mandated by the SEC under Rule 144.)  As of the filing of this Quarterly Report on Form 10-Q, however, we have not negotiated such arrangements and it is possible that we will need to pay the majority of the remaining principal and interest on the Notes in cash.

With respect to our noncompliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for 30 consecutive business days, we have until April 27, 2009 to regain compliance with the Rule.  NASDAQ’s temporary suspension of the enforcement of Marketplace Rule 4310(c)(4) has extended the initial cure period of 180 days.  If, at anytime prior to April 27,  2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten consecutive business days, we will regain compliance with the Rule.  In addition, assuming that we meet the initial listing criteria, we may seek an additional 180 calendar day period to regain compliance after April 27, 2009.  We believe that as our late-stage clinical trials of Generex Oral-lyn™ progress in the United States, Canada, Europe and certain countries in Eastern Europe, investor confidence in Generex will increase, which would have a positive effect on our stock price and enable us to meet the minimum bid price requirement under Marketplace Rule 4310(c)(4).  To the extent that we have not achieved compliance with this rule on future installment notice dates, we will seek further waivers from the Noteholders with respect to this condition if we decide to pay principle payment obligations under the Notes in stock.

Cash Flows for the Three Months Ended October 31, 2008

For the three months ended October 31, 2008, we used $7,622,440 in cash to fund our operating activities. The use for operating activities included a net loss of $11,697,184, a net increase in inventory and inventory deposits of $60,179, a $30,674 increase in accounts receivable, a decrease of $574,680 in accounts payable and accrued expenses, an increase of $40,087 in other current assets, offset by an increase of $37,018 in deferred revenue.

The use of cash was offset by non-cash increases of approximately $216,172 related to depreciation and amortization, $64,816 in stock-based compensation to employees, $46,649 in stock-based compensation for services to consultants, $153,791 in amortization of the loan origination fee and deferred debt issuance cost and $4,009,835 of amortization of debt discount and $252,083 stock issued for interest related to the March 2008 convertible note transaction.

We had net cash flows used in investing activities of $637,987 in the fiscal quarter ended October 31, 2008, primarily consisting of $608,279 in changes in deposits, payments for property and equipment of $1,385 and cost incurred for patents of $30,537. This was offset by $2,214 in proceeds from maturity of short-term investments.

We had net cash flows used in financing activities of $345,258 in the fiscal quarter ended October 31, 2008.  Proceeds from the exercise of stock options were $56,000.  We made payments on our notes payable and long-term debt of $401,258.

Our net working capital at October 31, 2008 decreased from July 31, 2008 by $6,030,809 to $8,346,944, which was attributed largely to our net loss for the quarter.

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

Contractual Obligations

The following table of contractual obligations as of October 31, 2008 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,011,247	1,523,948	1,277,208	51,980	158,111
Convertible Debt Obligations	17,245,350	17,245,350
Capital Lease Obligations	91,462	47,720	43,742
Operating Lease Obligations	414,961	138,561	200,607	75,629	164
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$20,763,020	$18,955,579	$1,521,557	$127,609	$158,275

Convertible debt obligations represent scheduled principal and interest payments on our 8% secured convertible notes. Remaining principal of $16,520,000 is payable in monthly installments, through September 2009. Principal may be paid, at our option, in cash or shares of our common stock, subject to the satisfaction of certain equity conditions delineated in the notes.  Because investors may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of October 31, 2008 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarters ended October 31, 2008 and 2007, we paid the management company approximately $12,756 and $13,141, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

New Accounting Pronouncements

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

The FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements),” in May 2008. This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Generex on August 1, 2009. This FSP will apply to our convertible debentures.  We are currently evaluating how it may affect our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks associated with changes in the exchange rates between U.S. and Canadian currencies and with changes in the interest rates related to our fixed rate debt. We do not believe that any of these risks will have a material impact on our financial condition, results of operations and cash flows.

Our exposure to market risk for changes in interest rates relates primarily to our auction rate securities.  During last fiscal year, investment banks were reporting an inability to successfully obtain subscribers for high credit quality auction rate securities.  As of October 31, 2008, we held such auction rate securities with a par value totaling $8.9 million.  The balance was reduced to $8.1 million in November 2008.  In the event we need access to the funds invested in these securities, we will not be able to liquidate these securities until a future auction of these securities is successful, they are refinanced and redeemed by the issuers, or a buyer is found outside of the auction process.

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

As of October 31, 2008, we had fixed rate debt totaling $2,680,421. This amount consists of the following:

Loan Amount	Interest Rate per Annum
607,296	6.82%
568,740	7.60%
331,040	8.50%
175,322	10%
998,023	6.07%
2,680,421	Total

These debt instruments mature from March 2009 through October 2013. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

 None.

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K, as amended, for the year ended July 31, 2008, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the fiscal quarter ended October 31, 2008, we received modest revenues from sales of Glucose RapidSpray™ . We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2008.  We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India sometime this fiscal year.

To date, we have not been profitable and our accumulated net loss available to shareholders was $259,926,445 at October 31, 2008. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

In the past, we have funded most of our development and other costs through equity financing. We anticipate that our existing capital resources will enable us to maintain currently planned operations through the next twelve months. However, this expectation is based on our current operating plan, which could change as a result of many factors, including a further decline in the price of our stock, and we may need additional funding sooner than anticipated. Because our operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds in the near future to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our clinical trials or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

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

Our short-term investments consist of AAA-rated auction rate securities at a current value of $8.1 million. The continued negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities.  We have been advised that our auction rate securities will be redeemed in Phase II of the Citi Auction Security Settlement on or before December 23, 2008.  We cannot predict whether future auctions or redemptions related to our auction rate securities will be successful.  If we are not able to monetize some or all of our auction rate securities, we could suffer a loss, and such loss could have a material adverse effect on our ability to finance our future ongoing operations.

Risks Related to the Market for Our Common Stock

Our common stock could be delisted from The NASDAQ Capital Market.

On July 23, 2008, we received notice from The Nasdaq Stock Market that we were not compliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days.  In accordance with Marketplace Rule 4310(c)(8)(D), we had 180 calendar days, or until January 20, 2009, subject to extension, to regain compliance with this Rule.

On October 16, 2008, NASDAQ temporarily suspended enforcement of the minimum bid price requirement until January 19, 2009.  With the suspension, we now have until April 27, 2009 to comply with the minimum bid price requirement.  Therefore, if, at anytime prior to April 27, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten (10) consecutive business days, we will regain compliance with the Rule.

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

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.  During the third calendar quarter of 2008, we, like many other publicly traded companies, have experienced a sharp decline in the price of our stock attributable to concerns about the current global recession.  The widespread decline in stock prices led The Nasdaq Stock Market to temporarily suspend its minimum bid price requirement until mid January 2009.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2008, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until August 21, 2008. The agreement was extended until January 22, 2009.  During the three months ended October 31, 2008, we issued 50,000 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended October 31, 2008, we issued 8,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended October 31, 2008, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended October 31, 2008.

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

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 32 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 9, 2008	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: December 9, 2008	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

Exhibit Number	Description of Exhibit(1)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

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

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

Exhibit Number	Description of Exhibit(1)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

10.1
Form of Consent and Waiver Agreement entered into with Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.2
Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.3	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.