Form 10-Q
period 2009-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2009-03-11
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 135,534,178 as of March 9, 2009.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
January 31, 2009 and July 31, 2008	1

Consolidated Statements of Operations — For the three and six month periods ended January 31, 2009 and 2008, and cumulative from
November 2, 1995 to January 31, 2009	2

Consolidated Statements of Cash Flows — For the six month
periods ended January 31, 2009 and 2008, and cumulative from
November 2, 1995 to January 31, 2009	3

Notes to Consolidated Financial Statements	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	40

Item 4. Submission of Matters to a Vote of Security Holders	40

Item 5. Other Information	40

Item 6. Exhibits	40

Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2009	2008
ASSETS	(Unaudited)
Current Assets:
Cash and cash equivalents	$7,679,832	$17,237,510
Short-term investments	--	8,852,214
Accounts receivable	497,255	81,784
Inventory	1,187,516	1,465,222
Other current assets	1,193,510	380,927
Restricted cash	466,667	--
Deferred debt issuance costs	410,111	506,608
Total Current Assets	11,434,891	28,524,265

Deferred Debt Issuance Costs	--	211,086
Property and Equipment, Net	1,446,276	1,744,974
Assets Held for Investment, Net	3,033,770	3,713,317
Patents, Net	3,793,177	3,954,241

TOTAL ASSETS	$19,708,114	$38,147,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$6,184,342	$7,469,710
Deferred revenue and rebate liability	145,419	125,598
Current maturities of long-term debt	1,345,161	1,832,684
Current maturities of obligations under capital lease	40,469	--
Convertible debentures, net of debt discount of $7,472,474 and
$15,931,480 at January 31, 2009 and July 31, 2008, respectively	3,540,859	4,718,520
Total Current Liabilities	11,256,250	14,146,512

Obligations Under Capital Lease, Net	30,229	--

Long-Term Debt, Net	1,268,217	1,354,564

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized
1,000 shares at January 31, 2009 and July 31, 2008; -0- shares
issued and outstanding at January 31, 2009 and July 31, 2008	--	--
Common stock, $.001 par value; authorized 500,000,000 shares at
January 31, 2009 and July 31, 2008; 128,819,039 and 111,992,603 shares
issued and outstanding at January 31, 2009 and July 31, 2008, respectively	128,819	111,992
Additional paid-in capital	278,483,819	269,849,581
Deficit accumulated during the development stage	(271,964,885)	(248,229,261)
Accumulated other comprehensive income	505,665	914,495
Total Stockholders’ Equity	7,153,418	22,646,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$19,708,114	$38,147,883

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months Ended		(Date of Inception)
	January 31,		January 31,		to January 31,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$972,982	$63,340	$434,636	$18,627	$3,472,367

Cost of Goods Sold	349,390	25,585	327,198	5,654	463,038

Operating Expenses:
Research and development	7,596,130	7,317,427	3,240,441	3,469,624	97,411,624
Research and development -
related party	--	--	--	--	220,218
Selling and marketing	1,446,905	651,918	609,707	284,498	3,758,500
General and administrative	4,912,435	6,602,793	2,064,522	3,086,873	110,548,901
General and administrative -
related party	--	--	--	--	314,328
Total Operating Expenses	13,955,470	14,572,138	5,914,670	6,840,995	212,253,571

Operating Loss	(13,331,878)	(14,534,383)	(5,807,232)	(6,828,022)	(209,244,242)

Other Income (Expense):
Miscellaneous income (expense)	3	--	(2)	--	196,261
Income from rental operations, net	167,739	170,411	79,359	88,324	1,419,200
Interest income	221,097	751,507	52,632	291,472	7,729,994
Interest expense	(10,792,585)	(116,622)	(6,363,197)	(58,948)	(58,675,158)
Loss on extinguishment of debt	--	--	--	--	(14,134,068)

Net Loss Before Undernoted	(23,735,624)	(13,729,087)	(12,038,440)	(6,507,174)	(272,708,013)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Loss	(23,735,624)	(13,729,087)	(12,038,440)	(6,507,174)	(269,669,828)

Preferred Stock Dividend	--	--	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(23,735,624)	$(13,729,087)	$(12,038,440)	$(6,507,174)	$(271,964,885)

Basic and Diluted Net Loss Per
Common Share	$(.20)	$(.12)	$(.10)	$(.06)

Weighted Average Number of Shares
of Common Stock Outstanding	121,454,322	110,502,721	124,799,620	110,945,413

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months Ended		(Date of Inception)
	January 31,		to January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(23,735,624)	$(13,729,087)	$(269,669,828)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	413,793	599,644	7,380,658
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	--	913,196
Loss on disposal of property and equipment	--	--	911
Loss on extinguishment of debt	--	--	14,134,069
Common stock issued as employee compensation	102,800	1,002,699	3,584,065
Issuance of options and option modifications as employee
compensation	19,360	--	91,938
Common stock issued for services rendered	124,166	1,054,661	8,650,364
Amortization of prepaid services in conjunction with common
stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	--	--	7,354,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	307,583	--	1,995,518
Amortization of discount on convertible debentures	8,459,007	--	30,873,118
Common stock issued as interest payment on convertible
debentures	252,083	--	536,542
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with refinancing of debt	--	--	113,274
Warrant repricing costs	1,589,988	--	1,589,988
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	(428,276)	(51,281)	(515,657)
Miscellaneous receivables	--	--	43,812
Inventory	172,810	(247,815)	(1,290,631)
Other current assets	(824,627)	16,200	(899,653)
Accounts payable and accrued expenses	(1,204,834)	(922,649)	10,885,786
Deferred revenue	27,446	69,384	152,958
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(14,724,325)	(12,208,244)	(160,922,066)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,385)	(2,499)	(4,594,932)
Costs incurred for patents	(66,503)	(118,277)	(2,116,865)
Change in restricted cash	(466,667)	--	(420,795)
Proceeds from maturity of short term investments	8,852,214	11,829,420	195,242,918
Purchases of short-term investments	--	(18,000,651)	(195,242,918)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	30,795	(652,071)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	8,317,659	(6,261,212)	(11,084,398)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	--	2,005,609
Repayment of long-term debt	(41,095)	(44,056)	(1,982,939)
Repayment of obligations under capital lease	(12,304)	--	(12,304)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	--	--	44,015,049
Proceeds from exercise of stock options	56,000	49,290	5,001,916
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	40,704,930
Payment of costs associated with convertible debentures	--	--	(722,750)
Repayments of convertible debentures	(3,130,000)	--	(3,765,757)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	80,283,719
Purchase and retirement of common stock	--	--	(497,522)
Net Cash Provided by Financing Activities	(3,127,399)	5,234	179,731,518

Effect of Exchange Rates on Cash	(23,613)	(41,858)	(45,222)

Net Increase (Decrease) in Cash and Cash Equivalents	(9,557,678)	(18,506,080)	7,679,832

Cash and Cash Equivalents, Beginning of Period	17,237,510	21,026,067	--

Cash and Cash Equivalents, End of Period	$7,679,832	$2,519,987	$7,679,832

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the six and three months ended may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2009.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company is a development stage company, which has a limited history of operations.  The Company’s revenue includes $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations, $550,000 in conjunction with the execution of a licensing agreements and revenue recognized from the sale of three of its four commercially available products.  Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development.  There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2009 of approximately $272 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings and issuances of debt and convertible debt instruments.  Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged.  The Company does not expect SFAS 161 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 became effective November 15, 2008. The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

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
As of January 31, 2009, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At January 31, 2009, there were 2,000,000, 3,678,490 and 7,837,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model.  In the case of restricted stock grants under the 2006 Plan, fair market value of the shares is the market price.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan for the six months ended January 31, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value
Outstanding, August 1, 2008	6,246,638	$0.66
Granted	--	$--
Forfeited or expired	(1,066,000)	$1.69
Exercised	(100,000)	$0.56
Outstanding, January 31, 2009	5,080,638	$0.45	1.12	$770,426
Exercisable, January 31, 2009	4,993,138			$770,426
Grant Date Fair Value of Forfeited or Expired Options				$1.29
Total Intrinsic Value of Options Exercised				$15,111

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value
Outstanding, August 1, 2008	87,500	$0.59
Granted	--	$--
Vested	--	$--
Forfeited	--	$--
Outstanding, January 31, 2009	87,500	$0.59

As of January 31, 2009, the Company had $25,813 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1 years.

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares was based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the six months ended January 31, 2009:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value
Non-vested stock, August 1, 2008	103,906	$1.51
Granted	--	--
Vested	(59,375)	1.51
Forfeited	--	--
Non-vested stock, January 31, 2009	44,531	$1.51

As of January 31, 2009, $48,564 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 0.5 years.

4.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2009 and 2008 was $24,144,454 and $13,627,179, respectively, and for the three months ended January 31, 2009 and 2008 was $12,080,656 and $6,639,645, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	January 31,	July 31,
	2009	2008
Accounts Payable	$1,450,709	$2,613,789
Research and Development	1,877,013	2,048,101
Executive Compensation	2,493,716	2,469,026
Financial Services	362,904	338,794
Total	$6,184,342	$7,469,710

6.	Secured Convertible Debentures
The Company is contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors.  The convertible debentures are convertible into shares of the Company's common stock at a price as stipulated in each debenture as amended.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

	Notes/Debenture
	$20,650,000
Date Issued	3/2008
Promissory Note Amount	$ (A	)
# of Promissory Notes	6
Terms	(B	)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants (“Series”) Issued to Investors (C)	42,665,274
Warrant (“Series”) Exercise Price (C)	$0.50
Existing Warrants (“Pre-Extant”) Re-priced (D)	12,697,024
Re-priced Warrant (“Pre-Extant”) Exercise Price (D)	0.50
Warrant Fair Value (WFV) (includes value of re-priced warrants (“Pre-Extant”))	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black-Scholes Model Assumptions	(E	)
Beneficial Conversion Feature (BCF)	$8,768,946
Costs associated with issuance classified as deferred
debt issuance costs	$722,750

Amortization of WFV and BCF as
Non-cash Interest Expense	$11,942,691
Principal and Interest Converted	$--
Shares Issued Upon Conversion	--

Principal and Interest Repayments
in Shares of Common Stock	$6,758,748
Shares Issued for Principal and
Interest Repayments	16,311,994
Principal and Interest Repayments
in Cash	$4,004,030

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The debentures carry an 8% coupon and the initial maturity date was September 30, 2009, provided, however, the maturity date may be extended at the option of the holder.  Initially, the debentures carried an 18-month term and amortized in 15 installments commencing in the fifth month of the term.  The principal and interest payments are payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which initially was computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each installment payment elected by the Company to be repaid in shares requires the Company to deliver the number of shares estimated to satisfy the installment payment 20 trading days preceding the installment due date. The difference in the value of these shares and the installment payment on the installment date is required to be delivered to the holders by issuing additional shares. In addition, each debenture lists certain “Events of Default”, which include, without limitation, any default in the payment of principal or interest in respect of the debentures as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the debentures.  Upon the occurrence of the “Event of Default”, the holder may require us to redeem all or any portion of the debentures upon written notice.  Other conditions in the debentures impede the Company’s ability to make its monthly installment payments in shares of its common stock.  Two of such conditions – the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of The NASDAQ Stock Market, were not met requiring the Company to procure waivers from the debenture holders in respect to these conditions.

(C)
The warrants issued to the holders of the debentures are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108; Series C warrants 12,799,580.  During the six months ended January 31, 2009, the Company revised the terms of these warrants to reduce the exercise price. Additionally, the expiration date of the Series A, A-1 and C warrants were extended.

a.
The Series C warrants are issuable contingent upon exercise of Series B warrants.  The relative fair value associated with the Series C warrants at the commitment date amounted to $1,234,836.  At such time the contingency is met, the Company would include the relative fair value as a charge to interest expense.  The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27.  At January 31, 2009, Series B warrants have not been exercised and therefore the contingency has not been met.

(D)
The Company re-priced 12,697,024 existing warrants (“Pre-Extant”).  The value associated with the “Pre-Extant” warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model.  The value of the “Pre-Extant” warrants has been added to the value of the new warrants issued (see (B) above) and accounted for in accordance with EITF 98-5 and 00-27.  During the six months ended January 31, 2009, the Company revised the terms of the “Pre-Extant” warrants to reduce the exercise price and extend the expiration date.

(E)	Black-Scholes pricing model assumptions used in valuing the “Pre-Extant” warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Event of Default
During the six months ended January 31, 2009, one of the Equity Conditions within the debentures was not satisfied in that the Company received notice from The NASDAQ Stock Market of the Company’s failure to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) (the “Listing Maintenance Equity Condition”), which constitutes a “Breach of Condition” under each of the debentures.

In addition, during the six months ended January 31, 2009 the Company was not in compliance with the Net Cash Balance Test, which constitutes an “Event of Default” under each of the debentures (the “Net Cash Balance Test Default”).

The Company and each of the holders of the debentures entered into each of the separate agreements to address the defaults caused by non-compliance with the Listing Maintenance Equity Condition and the Net Cash Balance Test Default.  Significant provisions of these agreements include the following:

•
Each holder agreed to waive (a) the Event of Default under Section 4(a)(xv) of the debentures with respect to the Company’s failure to meet Net Cash Balance Test in respect of any and all periods prior to December 22, 2008 (the “Effective Date”), and (b) compliance by the Company with the Net Cash Balance Test  for the period commencing on the Effective Date and ending on January 30, 2009.

•	The exercise price of each of the Series Warrants was reduced from $1.21 to $0.50.

•	The exercise price of each of the Pre-Extant Warrants was reduced from $1.10 to $0.50.

•
The Company shall have a one-time right to require each of the holders to exercise all of their then outstanding Series Warrants and Pre-Extant Warrants if the arithmetic average of the volume weighted average price of the Common Stock on the Principal Market for a twenty-one (21) consecutive Trading Day period is equal to or greater than $1.00.  The Company agreed to issue each holder a seven-year warrant to acquire up to that number of shares of Common Stock that is equal to the number of shares of Common Stock acquired by such holder in connection with such holder’s exercise of its Series Warrants and its Pre-Extant Warrants pursuant to the exercise of such call option by the Company, at an exercise price of $1.00 per share.

•	The expiration date of each Series A Warrant and each Series A-1 Warrant was extended to March 31, 2016.

•	The expiration date of each Series C Warrant was extended to September 30, 2016.

•	The expiration date of each Pre-Extant Warrant was extended to March 31, 2016.

•
The Company has agreed to honor the notices it delivered to each of the holders on December 1, 2008 in respect of the January 1, 2009 Installment Date pursuant to which the Company confirmed its intention to redeem 100% of the January 1, 2009 Installment Amounts pursuant to a Company Redemption, and the Company shall promptly pay the applicable Company Redemption Amount when due.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

As a result of the event of default, the Company evaluated the debt modification under the guidance of EITF 96-19 and EITF 06-6. Based on conclusions drawn during the evaluation, the Company recorded a non-cash charge to the statement of operations of approximately $1,590,000 which represents the incremental fair value resulting from the modification of the warrants utilizing the Black-Scholes pricing model.

As of January 31, 2009, the $3,540,859 net outstanding balance of convertible debentures is comprised of $11,013,333 of debt net of unamortized debt discount of $7,472,474.  As of July 31, 2008, the $4,718,520 net outstanding balance of convertible debentures was comprised of $20,650,000 of debt net of unamortized debt discount of $15,931,480.

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
Basic earnings per shares (EPS) and Diluted EPS for the six and three months ended January 31, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 70,990,472 and 20,758,296 incremental shares, have been excluded from the January 31, 2009 and 2008 computations of Diluted EPS as they are anti-dilutive due to the losses generated.

9.	Supplemental Disclosure of Cash Flow Information

	For the Six Months Ended
	January 31,
	2009	2008
Cash paid during the period for:
Interest	$976,706	$116,666
Income taxes	$--	$--
Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accrued
executive compensation	$--	$471,875
Issuance of common stock as repayment of convertible
debentures	$6,506,668	$--
Purchase of property and equipment through the issuance
of obligations under capital lease	$83,002	$--

10.	Stockholders’ Equity
During the six months ended January 31, 2009, the Company issued 289,619 shares of common stock to various consultants for services rendered in the amount of $124,167.  The shares were valued at $0.32 to $0.80 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2009, the Company issued 124,823 shares of common stock valued at $50,501 as employee compensation.  The shares were valued at $0.31 to $0.72 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2009, the Company received aggregate cash proceeds of $56,000 from exercises of stock options.  The Company issued 100,000 shares of common stock as a result of these transactions.

During the six months ended January 31, 2009, the Company issued 16,311,994 shares of common stock valued at $6,758,748 as repayment of convertible debentures and accrued interest (see Note 6).  The shares were valued at $0.29 to $0.65 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months January 31, 2009, the Company modified the terms of outstanding warrants associated with convertible debentures and resulted in a charge to operations in the amount of $1,589,988 (see Note 6).

The stockholders’ equity transactions as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity
Issuance of common stock for services	289,619	$290	$123,877	$124,167
Issuance of common stock as employee
compensation	124,823	125	50,376	50,501
Stock-based executive compensation	--	--	71,658	71,658
Stocks options exercised for cash	100,000	100	55,900	56,000
Issuance of common stock as repayment
of convertible debentures, accrued
interest and prepayment	16,311,994	16,312	6,742,436	6,758,748
Warrant re-pricing costs	--	--	1,589,988	1,589,988
Total	16,826,436	$16,827	$8,634,235	$8,651,062

11.	Subsequent Events
On February 27, 2009 (“Effective Date”), the Company and each of the holders of the Company’s 8% convertible debentures entered into a separate Forbearance and Amendment Agreement (the “Forbearance Agreement”) pursuant to which the holders agreed for a 21-day period ending March 20, 2009 (the “Standstill Period”) to temporarily forbear from exercising certain rights and remedies under the convertible debentures.   Significant provisions of these agreements include:

The Company acknowledged the existence of certain Events of Default, including, among others, the Company’s failure to procure the Control Agreements required by the Company’s December 22, 2008 agreements with the holders, to satisfy the Net Cash Balance Test under Section 13(f) of the debentures, and to deliver Event of Default Notices to each holder with respect to the foregoing Events of Default (“Existing Events of Default”).

During the Standstill Period, each holder agreed not to exercise any of its rights or remedies solely with respect to any of the Existing Events of Default. Upon the expiration of the Standstill Period or upon the occurrence of any Event of Default occurring after the Effective Date (each such event a “Standstill Termination”), each holder will have the right to immediately exercise all of its rights and remedies under the debentures and the related Security Agreement.

Pursuant to the Forbearance Agreement, the Company and each holder agreed to amend the terms of each debenture as follows:

(a)	The Maturity Date is accelerated from August 30, 2009 to July 1, 2009, subject to extension by the holder.

(b)
The term “Installment Date” is amended to mean each of the following dates: (i) August 1, 2008, (ii) September 1, 2008, (iii) October 1, 2008, (iv) November 1, 2008, (v) December 1, 2008, (vi) January 1, 2009, (vii) February 1, 2009, (viii) March 1, 2009, (ix) April 1, 2009, (x) May 1, 2009, (xi) June 1, 2009 and (xii) the Maturity Date.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(c)
The term “Installment Amount” is amended to mean, with respect to any Installment Date occurring on or after March 1, 2009, the lesser of (A) the product of (i) $1,927,333.32, multiplied by (ii) Holder Pro Rata Amount and (B) the Principal amount under the debenture as of such Installment Date, together with any accrued and unpaid Interest as of such Installment Date and accrued and unpaid Late Charges, if any, as of such Installment Date.

(d)	Section 4(a)(iii) of the debenture is amended to permit the Common Stock to be quoted on the OTC Bulletin Board if it is suspended from trading or delisted from the NASDAQ Capital Market.

(e)
The monthly expenditure of cash by the Company together with its subsidiaries in excess of $900,000 in the aggregate in March, April or May 2009 will constitute an “Event of Default,” provided that all cash used to effect Company Redemptions under the debentures as permitted thereunder will not be deemed to be cash expended solely for purposes of this determination.

(f)
An “Event of Default” includes any breach by the Company of Section 8 of the Registration Rights Agreement (including, without limitation, any failure by the Company to (i) file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1), or (ii) meet any of the requirements under rule 144(i)(2)).

(g)
As of the Effective Date, the Company may only effect a Company Redemption with respect to the payment of an Installment Amount by using net proceeds received by the Company from any subsequent private placements, revenues from sales of products by the Company or licensing fees received by the Company.

(h)
The Company must provide a monthly certification executed by the Company’s Chief Financial Officer stating whether an Event of Default occurred with respect to the Company’s and its subsidiaries’ cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and the Company must publicly disclose any such Event of Default on the date of such certification.

The Company must enter into a Control Agreement with each holder and a financial institution to act as depositary with respect to a non-operating deposit account and deposit $3,000,000 into such account, which account and Control Agreement will be subject to the terms of the Security Agreement.  .In addition, the Company must use commercially reasonable efforts to obtain, by the expiration of the Standstill Period, a clean, unconditional and irrevocable letter of credit that will remain “evergreen” until each debenture is repaid in full in the aggregate amount of $3,000,000 for the ratable benefit of each holder, which letter of credit will be subject to the terms of the Forbearance Agreement.

Prior to the expiration of the Standstill Period, the Company must issue and deliver irrevocable instructions to the Company’s transfer agent to issue certificates to each holder for shares of the Common Stock, or credit shares to the holder’s balance account at DTC, at the holder’s written request to provide each holder’s pro rata portion of Pre-Installment Conversion Shares  for the payment of Installment Amounts under the debenture or upon the occurrence of an Event of Default after the Effective Date.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

With respect to the April 1, 2009 Installment Date, the following terms shall apply:

•	March 9, 2009 will constitute the Installment Notice Due Date.

•
The Pre-Installment Conversion Price will be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of the Common Stock on each of the 14 consecutive Trading Days immediately preceding March 9, 2009 (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
The Company Conversion Price will be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of the Common Stock on each of the 17 consecutive Trading Days immediately preceding such Installment Date (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
The Company will deliver the Pre-Installment Conversion Shares (which will be equal the number of shares of Common Stock equal to the quotient of (i) the Installment Amount due on such Installment Date divided by (ii) the Pre-Installment Conversion Price) to the holder no later than two Trading Days after March 9, 2009.

•
The number of shares of Common Stock to be delivered pursuant to a Company Conversion on April 1, 2009 with respect to the Installment Amount due on that date will be reduced by the above-mentioned number of the Pre-Installment Conversion Shares previously delivered.

Each holder agreed to waive satisfaction of the following:

•
the Listing Maintenance Equity Condition solely with respect to the Installment Dates of  March 1, 2009, April 1, 2009, May 1, 2009, June 1, 2009 and the Maturity Date, if, (i) other Equity Conditions and all other conditions relating to a Company Conversion are satisfied and (ii) the shares of Common Stock continue to be listed or designated for quotation on, and trade on, the NASDAQ Capital Market, another national stock exchange or are quoted on the OTC Bulletin Board;

•	the Net Cash Balance Test, but only until a Standstill Termination occurs; and

•
all Existing Events of Default, the Net Cash Balance Test and accrual of Interest at the default Interest Rate, but only to the extent that the Company complies with all terms of the Forbearance Agreement and no other Event of Default occurs after the Effective Date.

The Company agreed to reimburse each holder for the transactions costs relating to the Forbearance Agreement and defaults that occurred before the Effective Date, which amounts were paid in the form of shares of Common Stock determined pursuant to the formula specified in the Forbearance Agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and six-month periods ended January 31, 2009 and 2008. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K, as amended, for the year ended July 31, 2008 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2009.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2009 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™. To date, we have received regulatory approval in Ecuador and India for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 314 patients have been enrolled in 74 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd. officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin.  Each package of Oral Recosulin contains two canisters of our product along with one actuator.  Product was available for sale since January 2009 and over 50 dialectologists are currently prescribing Oral Recosulin in India.

In December 2008 we, together with our marketing partner Banta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  Benta is currently working on reimbursement policy for Generex Oral-lyn™.  Official product launch is scheduled in June 2009.

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

In December 2008, we submitted Generex Oral-lyn™ dossier to the Ministry of Health in Iraq (North) through Generex MENA, our branch office in Dubai and expect to receive an approval to market the product in spring of 2009.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product.  The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results, that we received and analyzed in December 2008, will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.

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

We are a development stage company. From inception through the end of the year ended July 31, 2008, we have received only limited revenues from operations. In the fiscal year ended July 31, 2008, we received approximately $128,039 in revenues from sales of Glucose RapidSpray™.  In the fiscal quarter ended January 31, 2009, we received approximately $435,078 in revenues from sales of Glucose RapidSpray™.  These numbers do not reflect deferred sales to the customers during the respective period with the right of return.

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

Generex Oral-lyn™ was approved for importation and commercial sale in India in November 2007. We have entered into a licensing and distribution agreement with Shreya Life Sciences Pvt. Ltd. and since January 2009 Generex Oral-lyn™ is available in India under marketing name of Oral Recosulin.

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

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin in all jurisdictions or buccal morphine products or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2009, approximately 85% of our $7,596,130 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the six months ended January 31, 2008, approximately 82% of our $7,317,427 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 15%, or $1,153,536, of our research and development expenses for the six months ended January 31, 2009 was related to Antigen's immunomedicine products compared to approximately 18%, or $1,310,155 of our research and development expenses for the six months ended January 31, 2008.  Because these products are in initial phases of clinical trials or early pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Going Concern.  As shown in the accompanying financial statements, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The accompanying financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Results of Operations
Three Months Ended January 31, 2009 Compared to Three Months Ended January 31, 2008

Our net loss for the quarter ended January 31, 2009 was $12,038,440 versus $6,507,174 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the interest expense recorded in connection with our convertible debentures, repricing costs of warrants costs also issued in connection with our convertible debentures and an increase in selling expenses.  The increase in net loss was partially offset by the decrease in our general and administrative expenses and research and development expenses.  Our operating loss for the quarter ended January 31, 2009 decreased to $5,807,232 compared to $6,828,022 in the second fiscal quarter of 2008.  The decrease in operating loss resulted from a decrease in general and administrative expenses (to $2,064,522 from $3,086,873) and a slight decrease in research and development expenses (to $3,240,441 from $3,469,624).  The decrease was partially offset by the increase in selling expense (to $609,707 from $284,498). Our revenues in the second quarter ended January 31, 2009 increased to $434,636 from $18,627 for the quarter ended January 31, 2008 primarily due to one large order from the Middle East.

The small decrease in research and development expenses in the last fiscal quarter reflects timing differences of the overall increased levels of research and development of our oral insulin product and platform technology in connection with global Phase III clinical trials.  The decrease in general and administrative expenses reflects the decrease in expenses for consulting and accounting services in the current fiscal quarter compared to last year, a modest reduction in travel and legal expenses, despite an  increase in the expense for financial services.  The selling expenses are associated with the commercial sales of our over-the-counter products that began in fiscal 2007.

Our interest expense in the second quarter of fiscal 2009 increased to $6,363,197 compared to interest expense of $58,948 in the second quarter of fiscal 2008 due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement.   Our interest income decreased to $52,632 in the second quarter of fiscal 2009 compared to $291,472 in the same quarter for the last year primarily due to lower market interest rates and lower cash balances.  We received a slightly lower income from rental operations (net of expense) of $79,359 in the second quarter of fiscal 2009 compared to $88,324 in the same quarter for the last year.

Results of Operations
Six Months Ended January 31, 2009 Compared to Six Months Ended January 31, 2008

Our net loss for the six months ended January 31, 2009 was $23,735,624 versus $13,729,087 in the corresponding six-month period of the prior fiscal year.  The increase in net loss in this six-month period versus the corresponding six-month period of the prior fiscal year is primarily due to the increase in interest expense recorded in connection with our convertible debentures, costs of repricing warrants issued in connection with our convertible debentures, an increase in research and development expenses in connection with preparations for global Phase III clinical trials of Generex Oral-lyn™ at sites in the United States, Canada, and Europe, and an increase in selling expenses.  Our operating loss for the six months ended January 31, 2009 decreased to $13,331,878 compared to $14,534,383 in the corresponding six-month period ended January 31, 2008.  The decrease resulted from a decrease in general and administrative expenses (to $4,912,435 from $6,602,793) and an increase in net revenues to $972,982 in the six months ended January 31, 2009 from $63,340 in the six months ended January 31, 2008.  The increase in net revenue is attributable to a licensing fee received from South Korea and large order of our over-the-counter drugs from the Middle East.  The decrease in operating loss was partially offset by increase in research and development expenses (to $7,596,130 from $7,317,427) and increases in and selling expenses (to $1,446,905 from $651,918).

The decrease in general and administrative expenses reflects the decrease in consulting, accounting, legal and travel expenses and a decrease in executive compensation and directors fees. The decrease was offset by the increase in the expenses for financial services.  The increase in research and development expenses for the six-month period ended January 31, 2009 reflects an increased level of research and development of our oral insulin product and platform technology and additional clinical trials. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ and other over-the-counter products that began in fiscal 2007.

Our interest expense in the six-month period ended January 31, 2009 increased to $10,792,585 compared to interest expense of $116,622 in the six-month period ended January 31, 2008 to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement.  Our interest income decreased to $221,097 in the six-month period ended January 31, 2009 compared to $751,507 in the six-month period ended January 31, 2008 primarily due to lower market interest rates and lower cash balances.  We received a slightly lower income from rental operations (net of expense) of $167,739 in the six months ended January 31, 2009 compared to $170,411 in the six months ended January 31, 2008 that is due primary to exchange rate differences between the periods.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.  In the past, we made significant short –term investments in high-grade auction rate securities all of which we liquidated as of December 2008.  In March 2008, we issued secured convertible notes and related warrants for gross proceeds of approximately $20,650,000.  Currently, we are in default with respect to certain conditions and covenants under the secured convertible notes and are in negotiations with the noteholders to modify the terms of the notes.

As of January 31, 2009, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities and assuming that we are able to reach an agreement with the noteholders to modify the terms of the secured convertible notes.  Beyond that, we anticipate that we will require additional funds to support our working capital requirements or for other purposes.

While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2005 and have decreased in the first half of fiscal 2009.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs, curtail some of our commercialization efforts or prevent our satisfaction of obligations under the secured convertible notes.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  We filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000, but we have not offered any shares pursuant to this registration statement to date. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, may provide us with revenue in fiscal 2009.   We believe that the successful commercial launch of Oral-lyn™ in India would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Auction Rate Securities

In December 2008, we had short-term investments of approximately $8.1 million.    All of our short-term investments represented investment in high-grade auction rate securities.  As of December 23, 2008, 100% of our auction rate securities were redeemed at par in Phase II of the Citi Auction Security Settlement.

Financing – 8% Secured Convertible Notes and Warrants

On March 31, 2008, we entered into a Securities Purchase Agreement and related documents with existing institutional investors relating to a private placement of 8% secured convertible notes (the “Notes”) and warrants (the “Series Warrants”) for aggregate gross proceeds to us of $20,650,000.

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

We are prohibited from issuing any variable priced equity or variable priced equity-linked securities as long as any Note is outstanding. We also are prohibited from issuing any equity or equity-linked securities until 90 days after the effective date of a registration statement covering the resale of the shares of our common stock issuable pursuant to the Notes and Warrants, with limited exceptions.  In addition, until the later of (i) 12 months after the effective date of such a registration statement and (ii) the date the Notes have been repaid or converted in full, the Noteholders will have the right to participate in any capital raising transactions that we undertake.

The Series Warrants issued in connection with the March 2008 Securities Purchase Agreement include:

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

The initial exercise price of each Series Warrant was $1.21. As described below, the exercise price of the Series Warrants has been reduced to $0.50.

In connection with the issuance of the Notes and Series Warrants, we also (a) reduced the strike price of our outstanding common stock purchase warrants that are held by the investors in the March 2008 private placement and certain other warrant holders and that have strike prices ranging from $1.25 to $3.00 (the “Pre-Extant Warrants”), to $1.10, which equals the closing bid price of the common stock on the NASDAQ Capital Market on the closing date, March 31, 2008, and (b) extended the expiration date of the Pre-Extant Warrants to March 31, 2015. The holders of the Pre-Extant Warrants will waive all anti-dilution entitlements they have in respect of any of our previously issued securities with respect to the issuance or conversion of the Notes, the payment of the installments or interest in shares of the common stock, or the issuance or exercise of the Series Warrants.

Subsequent Agreements with Noteholders

As disclosed in our Quarterly Report on Form 10-Q for the quarter ended October 31, 2008, we entered into waiver and consent agreements with the Noteholders to allow us to convert some or all of the installment amounts due on the Notes on the August 1st, September 1st and October 1st installment dates into shares of our common stock, subject to certain conditions.  We sought waivers from the Noteholders due to our failure to meet certain conditions precedent to the conversion of installment amounts under the Notes as of the August 1st installment notice date, including:

•
the registration statement for the resale of all of the shares of common stock underlying the Notes and the Warrants was not effective at least thirty days prior to the installment notice date of August 1, 2008; and

•	we failed to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) of The NASDAQ Stock Market.

We subsequently obtained similar waivers from all Noteholders in respect to our November 1, 2008 installment amount.  Based on the decline in our stock price, we paid the principal and interest amounts due on December 1, 2008 in cash.

In December 2008, we failed to comply with the covenant to maintain Net Cash Balance in excess of an amount equal to 75% of the aggregate principal amount outstanding under all of the Notes.  Under the Notes, “Net Cash Balance” means, at any date, (i) an amount equal to the aggregate amount of cash, cash equivalents (but not including any restricted cash) and marketable securities, consisting of corporate bonds, commercial paper and medium-term notes, as shown or reflected in the notes to our consolidated balance sheet as at such date minus (ii) all indebtedness of the company and our subsidiaries, including, trade payables but excluding, indebtedness under the Notes.

On December 22, 2008, we entered into separate agreements with each of the Noteholders to address the default caused by non-compliance with the Net Cash Balance covenant and our failure to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) of The NASDAQ Stock Market, LLC.  Pursuant to each agreements, we and each Noteholder agreed to the following:

•           Each Noteholder agreed to waive (a) the event of default with respect to our failure to meet Net Cash Balance test in respect of any and all periods prior to December 22, 2008, and (b) compliance by us with the Net Cash Balance test for the period commencing on December 22, 2008 and ending on January 30, 2009.

•           The exercise price of each of the Warrants was reduced from $1.21 to $0.50.

•           The exercise price of each of the Pre-Extant Warrants was reduced from $1.10 to $0.50.

•           We had a one time right to require each of the Noteholders to exercise all of their then outstanding Series Warrants and Pre-Extant Warrants if the arithmetic average of the volume weighted average price of our common stock on the principal trading market for a twenty-one (21) consecutive trading day period is equal to or greater than $1.00.  We agreed to issue each Noteholder a seven-year warrant to acquire up to the number of shares of our common stock acquired by such Noteholder in connection with the Noteholder’s exercise of its Series Warrants and its Pre-Extant Warrants pursuant to the exercise of our call option, at an exercise price of $1.00 per share.

•           The expiration date of each Series A Warrant and each Series A-1 Warrant was extended to March 31, 2016.

•           The expiration date of each Series C Warrant was extended to September 30, 2016.

•           The expiration date of each Pre-Extant Warrant was extended to March 31, 2016.

•           We agreed to honor the notices we delivered to each of the Noteholders on December 1, 2008 in respect of the January 1, 2009 installment date in which we confirmed our intention to redeem 100% of the January 1, 2009 installment amounts in cash pursuant to a “Company Redemption” under the Notes.

•           We agreed to repay the Noteholders on January 12, 2009 an additional portion of the outstanding principal amount of the Notes equal to an aggregate of $1,376,666.66, which amount was converted in whole into shares of our common stock.

•           Each Noteholder agreed to waive satisfaction of only the condition that our common stock remain listed on The NASDAQ Capital Market or other eligible market solely with respect to (a) our additional repayment due on January 12, 2009, and (b) the February 1, 2009 installment date.  Therefore, we are entitled to deliver an installment notice in respect of the February 1st installment date confirming that the applicable installment amount due in respect of the February 1st installment date will be converted in whole into shares of our common stock if all other Equity Conditions (as defined in the Notes) are satisfied in accordance with the terms of the Notes.

•           We also agreed to procure and deliver to the Noteholders an authenticated Control Agreement in respect of each deposit account of each grantor, and we agreed that such failure to procure the Control Agreements as required would be deemed a breach under the Notes which is not curable.

On February 27, 2009 (“Effective Date”), we and each of the Noteholders entered into a separate Forbearance and Amendment Agreement (the “Forbearance Agreement”) pursuant to which the Noteholders agreed for a 21-day period ending March 20, 2009 (the “Standstill Period”) to temporarily forbear from exercising certain rights and remedies under the Notes.  A copy of the form of the Forbearance Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2009.  Pursuant to the Forbearance Agreement, we and each Noteholder agreed as follows.

During the Standstill Period, each Noteholder agreed not to exercise any of its rights or remedies solely with respect to any of the existing Events of Default. Upon the expiration of the Standstill Period or upon the occurrence of any Event of Default occurring after the Effective Date (each such event a “Standstill Termination”), each Noteholder will have the right to immediately exercise all of its rights and remedies under the Notes and the related Security Agreement.

We agreed to amend the terms of each Note as follows:

(a)	The Maturity Date is accelerated from August 30, 2009 to July 1, 2009, subject to extension by the Noteholder.

(b)
The term “Installment Date” in the Note is amended to mean each of the following dates: (i) August 1, 2008, (ii) September 1, 2008, (iii) October 1, 2008, (iv) November 1, 2008, (v) December 1, 2008, (vi) January 1, 2009, (vii) February 1, 2009, (viii) March 1, 2009, (ix) April 1, 2009, (x) May 1, 2009, (xi) June 1, 2009 and (xii) the Maturity Date.

(c)
The term “Installment Amount” is amended to mean, with respect to any Installment Date occurring on or after March 1, 2009, the lesser of (A) the product of (i) $1,927,333.32, multiplied by (ii) Holder Pro Rata Amount and (B) the Principal amount under the Note as of such Installment Date, together with any accrued and unpaid Interest as of such Installment Date and accrued and unpaid Late Charges, if any, as of such Installment Date.

(d)	Section 4(a)(iii) of the Note is amended to permit our common stock to be quoted on the OTC Bulletin Board if it is suspended from trading or delisted from the NASDAQ Capital Market.

(e)
The monthly expenditure of cash by Generex together with its subsidiaries in excess of $900,000 in the aggregate in March, April or May 2009 will constitute an “Event of Default,” provided that all cash used to effect Company Redemptions under the Notes as permitted thereunder will not be deemed to be cash expended solely for purposes of this determination.

(f)
An “Event of Default” includes any breach by Generex of Section 8 of the Registration Rights Agreement (including, without limitation, any failure by Generex to (i) file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1), or (ii) meet any of the requirements under rule 144(i)(2)).

(g)
As of the Effective Date, we may only effect a Company Redemption with respect to the payment of an Installment Amount in cash by using net proceeds received by us from any subsequent private placements, revenues from sales of our products or licensing fees received by us.

(h)
We must provide a monthly certification executed by our Chief Financial Officer stating whether an Event of Default occurred with respect to our cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and we must publicly disclose any such Event of Default on the date of such certification.

We must enter into a Control Agreement with each Noteholder and a financial institution to act as depositary with respect to a non-operating deposit account and deposit $3,000,000 into such account, which account and Control Agreement will be subject to the terms of the Security Agreement.  In addition, we must use commercially reasonable efforts to obtain, by the expiration of the Standstill Period, a clean, unconditional and irrevocable letter of credit that will remain “evergreen” until each Note is repaid in full in the aggregate amount of $3,000,000 for the ratable benefit of each Noteholder, which letter of credit will be subject to the terms of the Forbearance Agreement.

Prior to the expiration of the Standstill Period, we must issue and deliver irrevocable instructions to our transfer agent to issue certificates to each Noteholder for shares of our common stock, or credit shares to the Noteholder’s balance account at DTC, at the Noteholder’s written request to provide each Noteholder’s pro rata portion of Pre-Installment Conversion Shares  for the payment of Installment Amounts under the Note or upon the occurrence of an Event of Default after the Effective Date.

With respect to the April 1, 2009 Installment Date, the following terms shall apply:

•	March 9, 2009 will constitute the Installment Notice Due Date.

•
The Pre-Installment Conversion Price will be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of our common stock on each of the 14 consecutive trading days immediately preceding March 9, 2009 (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
The Company Conversion Price will be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of our common stock on each of the 17 consecutive trading days immediately preceding such Installment Date (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
We will deliver the Pre-Installment Conversion Shares (which will be equal the number of shares of common stock equal to the quotient of (i) the Installment Amount due on such Installment Date divided by (ii) the Pre-Installment Conversion Price) to the Noteholder no later than two trading days after March 9, 2009.

•
The number of shares of common stock to be delivered pursuant to a Company Conversion on April 1, 2009 with respect to the Installment Amount due on that date will be reduced by the above-mentioned number of the Pre-Installment Conversion Shares previously delivered.

Each Noteholder agreed to waive satisfaction of the following:

•
the Listing Maintenance Equity Condition solely with respect to the Installment Dates of  March 1, 2009, April 1, 2009, May 1, 2009, June 1, 2009 and the Maturity Date, if, (i) other Equity Conditions and all other conditions relating to a Company Conversion are satisfied and (ii) the shares of our common stock continue to be listed or designated for quotation on, and trade on, the NASDAQ Capital Market, another national stock exchange or are quoted on the OTC Bulletin Board;

•	the Net Cash Balance Test, but only until a Standstill Termination occurs; and

•
all Existing Events of Default, the Net Cash Balance Test and accrual of Interest at the default Interest Rate, but only to the extent that we comply with all terms of the Forbearance Agreement and no other Event of Default occurs after the Effective Date.

Under the Forbearance Agreement, each Noteholder further agreed not to exercise its anti-dilution rights under the warrants issued in connection with the Securities Purchase Agreement and other warrants owned by the Noteholder as result of a subsequent private placement if we consummates a subsequent private placement on or before July 1, 2009 and the terms satisfy the following conditions:

•	We issue only shares of our common stock;

•	The purchase price for each share is equal or greater than $0.25;

•	The aggregate gross proceeds to us are no more $5,000,000; and

•	Rodman & Renshaw, LLC acts as the sole placement agent.

We agreed to reimburse each Noteholder for the transactions costs relating to the Forbearance Agreement and defaults that occurred before the Effective Date, which amounts were paid in the form of shares of our common stock determined pursuant to the formula specified in the Forbearance Agreement.

Payments on the Notes

As of January 31, 2009, we incurred interest expense of $4,724,199 related to the Notes that includes non cash accounting expense of $4,449,172 relating to debt discount and incurred $1,589,988 in costs in relation to warrant repricing.

As of March 9, 2009, we have issued 27,799,099 shares of common stock and paid $5,380,697 in cash to repay Note principal and accrued interest in the aggregate amount of $12,940,667.

We may receive additional proceeds from the exercise of Series Warrants, although the Series Warrants include a cashless exercise feature.  As of October 1, 2008, all of the Series Warrants issued in March 2008 became exercisable.  At January 31, 2009, outstanding Series Warrants issued in connection with the March 2008 Securities Purchase Agreement and the Pre-Extant Warrants described above were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	17,066,117	$0.50	October 1, 2009

March 31, 2008	25,496,610	$0.50	March 31, 2016

March 31, 2008	12,799,580	$0.50	September 30, 2016
*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

Current Default under Notes

Currently, we are in default under the Notes due to our non-compliance with the Net Cash Balance covenant.  As of January 31, 2009, our Net Cash Balance was $(35,559), which was $8,295,559 less than the required reserve amount equal 75% of the aggregate principal amount outstanding under all of the Notes ($11,013,333).

In addition, our failure to procure Control Agreements as required under the December 22, 2008 agreements with the Noteholders constitutes a breach under the Notes which is not curable.  Unless we enter into such Control Agreements and make the requisite deposit with respect thereto before the expiration of the Standstill Period as provided in the Forbearance Agreements, each Noteholder may upon written notice require us to redeem all or any portion of its Note at a default redemption price as calculated pursuant to certain formulas set forth in the Note. Until the default redemption price (together with any interest thereon) is paid in full, the amount of any Note submitted for redemption (together with any interest thereon) may be converted, in whole or in part, by the Noteholder into shares of our common stock.  As of the date hereof, all requisite payments of principal and interest on the Notes have been paid.

In addition, except as provided under the Forbearance Agreements, without the consent of the Noteholders, we cannot issue shares of our common stock in payment of installment amounts due under the Notes because we are not in compliance with the minimum bid price requirement of Marketplace Rule 4310(c)(4) of The NASDAQ Stock Market, LLC.

Under the terms of the Notes, we cannot pay any Noteholder without offering equivalent treatment to the other Noteholders.  At this time, we do not have the funds available to pay all Noteholders.  Each of the Noteholders also has a security interest in all of our assets.

We are actively engaged in restructuring discussions with the Noteholders and will continue to seek waivers and forbearance from them.  As of the date hereof, there is no outstanding redemption demand from any Noteholder.  We continue to seek other sources of financing and other liquidity initiatives.  There can be no assurance that our efforts will be successful or that the Noteholders will not pursue their rights and remedies under the Notes.

Because of the decrease in our stock price since the filing of the registration statement required under the Notes, we believe that the registration statement does not likely include a sufficient number of shares to allow us to make all of the remaining principal and interest payments in shares rather than in cash.  We believe that we will be able to negotiate relief from the requirement that an additional registration statement be filed in the near future to comply with the condition precedent under the Notes because all of the shares we would issue in the absence of a registration statement would be eligible for resale by the Noteholders pursuant to Rule 144.  (To the extent that the holders exercise the Series Warrants pursuant to the cashless exercise feature contained therein, the holders will have satisfied the holding period mandated by the SEC under Rule 144.)  As of the filing of this Quarterly Report on Form 10-Q, however, we have not negotiated such arrangements except as provided in the Forbearance Agreements.

With respect to our noncompliance with Marketplace Rule 4310(c)(4), which requires us to have a minimum bid price per share of at least $1.00 for 30 consecutive business days, our initial cure period of 180 calendar days to regain compliance with the Rule has now been extended to July 27, 2009 pursuant to NASDAQ’s temporary suspension of the enforcement of Marketplace Rule 4310(c)(4).  If, at anytime prior to July 27,  2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten consecutive business days, we will regain compliance with the Rule.  In addition, assuming that we meet the initial listing criteria, we may seek an additional 180 calendar day period to regain compliance after July 27, 2009.  We believe that as our late-stage clinical trials of Generex Oral-lyn™ progress in the United States, Canada, Europe and certain countries in Eastern Europe, investor confidence in Generex will increase, which would have a positive effect on our stock price and enable us to meet the minimum bid price requirement under Marketplace Rule 4310(c)(4).  To the extent that we do not achieve compliance with this rule on future installment notice dates, we will seek further waivers from the Noteholders with respect to this condition if required.

Cash Flows for the Six Months Ended January 31, 2009

For the six months ended January 31, 2009, we used $14,724,325 in cash to fund our operating activities. The use for operating activities included a net loss of $23,735,624, a $428,276 increase in accounts receivable, a decrease of $1,204,834 in accounts payable and accrued expenses, an increase of $824,627 in other current assets, offset by an increase of $27,446 in deferred revenue and a net decrease in inventory and inventory deposits of $172,810.

The use of cash was offset by non-cash increases of approximately $413,793 related to depreciation and amortization, $124,160 in stock-based compensation to employees, $124,166 in stock-based compensation for services to consultants, as well as $1,589,998 in warrant repricing costs, $307,583 in amortization of the loan origination fee and deferred debt issuance cost, $8,459,007 of amortization of debt discount and $252,083 in stock issued for interest related to the March 2008 convertible note transaction.

We had net cash flows provided by investing activities of $8,317,659 in the six months ended January 31, 2009, primarily representing the  proceeds from maturity of short-term investments of $8,852,214.  The proceeds were partially offset by $466,667 in changes to restricted cash, payments for property and equipment of $1,385 and cost incurred for patents of $66,503.

We had net cash flows used in financing activities of $3,127,399 in the six months ended January 31, 2009.  Proceeds from the exercise of stock options were $56,000.  We made payments on our notes payable and long-term debt of $3,183,399.

Our net working capital at January 31, 2009 decreased from July 31, 2008 by $14,199,112 to $178,641, which was attributed largely to our net loss for the last six months.

Funding Requirements

In addition to meeting our obligations under the Notes, we expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™ in India, Lebanon and Ecuador.  We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.  In addition, we will expend resources on further clinical development of our immunotherapeutic vaccines. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon and Ecuador;

•	the timing, receipt and amount of sales, if any, from our over-the-counter products;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Contractual Obligations

The following table of contractual obligations as of January 31, 2009 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	2,892,139	1,467,272	1,224,891	51,058	148,918
Convertible Debt Obligations	11,348,628	11,348,628
Capital Lease Obligations	79,532	47,720	31,812
Operating Lease Obligations	378,081	129,635	197,105	51,341
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$14,698,380	$12,993,255	$1,453,808	$102,399	$148,918

Convertible debt obligations represent scheduled principal and interest payments on our 8% secured convertible notes. In the table above, we calculated remaining principal of $11,013,333 as payable in monthly installments, through September 2009. As discussed above under the heading Financial Condition, Liquidity and Resources - Current Default under Notes, the maturity date of the convertible notes is currently July 1, 2009.  Principal may be paid, at our option, in cash or shares of our common stock, subject to the satisfaction of certain equity conditions delineated in the notes.  Because the noteholders may convert principal into common stock, at any time, at their option, the timing of principal and interest payments may accelerate relative to this schedule.

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of January 31, 2009 with the exception of $415,828 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarter ended January 31, 2009 and 2008, we paid the management company approximately $11,415 and $13,141, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2008, we paid approximately $44,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2009.

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of the Notes and Warrants was Cranshire Capital, L.P.  Cranshire purchased Notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173. On February 11, 2009, Cranshire jointly filed an amendment to Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more 9.99% of our outstanding shares of common stock.

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

In December 2008, we had short-term investments of approximately $8.1 million.    All of our short-term investments represented investment in high-grade auction rate securities.  As of December 23, 2008, 100% of our auction rate securities were redeemed at par in Phase II of the Citi Auction Security Settlement.

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

As of January 31, 2009, we had fixed rate debt totaling $2,613,378. This amount consists of the following:

Loan Amount	Interest Rate per Annum
591,609	6.82%
554,336	7.60%
325,160	8.50%
170,026	10%
972,247	6.07%
2,613,378	Total

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the six months ended January 31, 2009, we received modest revenues from sales of Glucose RapidSpray™ . We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2008.  We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India sometime this fiscal year.

To date, we have not been profitable and our accumulated net loss available to shareholders was $271,964,885 at January 31, 2009. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

We will require funds in excess of our existing cash resources:

•	to proceed with the development of our buccal insulin product;

•	to finance the research and development of new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;

•	to finance the research and development activities of our subsidiary Antigen with respect to other potential technologies;

•	to commercially launch and market developed products;

•	to develop or acquire other technologies or other lines of business;

•	to establish and expand our manufacturing capabilities;

•	to finance general and administrative activities that are not related to specific products under development;

•	to meet our obligations under the 8% secured convertible notes; and

•	to otherwise carry on business.

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

On October 16, 2008, NASDAQ temporarily suspended enforcement of the minimum bid price requirement until January 19, 2009.  On December 16, 2008, NASDAQ extended the temporary suspension of enforcement of this requirement until April 20, 2009.  With the suspension, we now have until July 27, 2009 to comply with the minimum bid price requirement.  Therefore, if, at anytime prior to July 27, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten (10) consecutive business days, we will regain compliance with the Rule.

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

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.  During the third calendar quarter of 2008 and continuing to date, we, like many other publicly traded companies, have experienced a sharp decline in the price of our stock attributable to concerns about the current global recession.  The widespread decline in stock prices led The NASDAQ Stock Market to temporarily suspend its minimum bid price requirement until mid April 2009.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2009, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to CEOcast, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until January 21, 2009.  During the three months ended January 31, 2009, we issued 33,335 shares of common stock to CEOcast pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that CEOcast, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2009, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2009, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Corporate Profile, LLC, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended January 31, 2009, we issued 25,000 shares of common stock to Corporate Profile pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Corporate Profile, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Avalanche Strategic Communications, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended January 31, 2009, we issued 86,284 shares of common stock to Avalanche pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Avalanche Strategic Communications is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended January 31, 2009.

Item 3. Defaults Upon Senior Securities.

Reference is made to the disclosure set forth under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Financial Condition, Liquidity and Resources - Current Default under Notes in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 41 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 11, 2009	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: March 11, 2009	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

10.1
Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.2
Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.3
Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009).

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