Form 10-Q
period 2009-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2009-06-09
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes     ☐ No

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 183,617,800 as of June 3, 2009.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

(Unaudited)
Consolidated Balance Sheets -
April 30, 2009 and July 31, 2008	1

Consolidated Statements of Operations — For the three and nine month periods ended April 30, 2009 and 2008, and cumulative from
November 2, 1995 to April 30, 2009	2

Consolidated Statements of Cash Flows — For the nine month
periods ended April 30, 2009 and 2008, and cumulative from
November 2, 1995 to April 30, 2009	3

Notes to Consolidated Financial Statements	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,061,355	$17,237,510
Short-term investments	—	8,852,214
Accounts receivable	89,620	81,784
Inventory	1,250,448	1,465,222
Other current assets	719,310	380,927
Restricted cash	3,466,667	—
Convertible debenture - advance payments	2,202,030	—
Deferred debt issuance costs	143,539	506,608
Total Current Assets	8,932,969	28,524,265

Deferred Debt Issuance Costs	—	211,086
Property and Equipment, Net	1,393,137	1,744,974
Assets Held for Investment, Net	3,055,766	3,713,317
Patents, Net	3,738,977	3,954,241

TOTAL ASSETS	$17,120,849	$38,147,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$8,557,524	$7,469,710
Deferred revenue and rebate liability	149,153	125,598
Current maturities of long-term debt	414,971	1,832,684
Current maturities of obligations under capital lease	42,360	—
Convertible debentures, net of debt discount of $2,327,509 and $15,931,480 at April 30, 2009 and July 31, 2008, respectively	3,454,490	4,718,520
Total Current Liabilities	12,618,498	14,146,512

Obligations Under Capital Lease, Net	15,460	—

Long-Term Debt, Net	2,221,669	1,354,564

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at April 30, 2009 and July 31, 2008; -0- shares issued and outstanding at April 30, 2009 and July 31, 2008	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at April 30, 2009 and July 31, 2008; 155,927,556 and 111,992,603 shares issued and outstanding at April 30, 2009 and July 31, 2008, respectively	155,927	111,992
Additional paid-in capital	285,019,904	269,849,581
Deficit accumulated during the development stage	(283,313,900)	(248,229,261)
Accumulated other comprehensive income	403,291	914,495
Total Stockholders’ Equity	2,265,222	22,646,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,120,849	$38,147,883

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended April 30,		For the Three Months Ended April 30,		Cumulative From November 2, 1995 (Date of Inception) to April 30,
	2009	2008	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$1,018,233	$64,870	$45,251	$1,530	$3,517,618

Cost of Goods Sold	375,687	26,224	26,297	639	489,335

Operating Expenses:
Research and development	10,597,956	11,620,817	3,001,826	4,303,390	100,413,450
Research and development - related party	—	—	—	—	220,218
Selling and marketing	1,814,276	1,070,722	367,371	418,804	4,125,871
General and administrative	7,649,085	11,733,562	2,736,650	5,130,769	113,285,551
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	20,061,317	24,425,101	6,105,847	9,852,963	218,359,418

Operating Loss	(19,418,771)	(24,386,455)	(6,086,893)	(9,852,072)	(215,331,135)

Other Income (Expense):
Miscellaneous income (expense)	3	70	—	70	196,261
Income from rental operations, net	240,120	250,195	72,381	79,784	1,491,581
Interest income	231,505	958,457	10,408	206,950	7,740,402
Interest expense	(16,137,496)	(725,535)	(5,344,911)	(608,913)	(64,020,069)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(35,084,639)	(23,903,268)	(11,349,015)	(10,174,181)	(284,057,028)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(35,084,639)	(23,903,268)	(11,349,015)	(10,174,181)	(281,018,843)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Shareholders	$(35,084,639)	$(23,903,268)	$(11,349,015)	$(10,174,181)	$(283,313,900)

Basic and Diluted Net Loss Per Common Share	$(.27)	$(.22)	$(.08)	$(.09)

Weighted Average Number of Shares of Common Stock Outstanding	128,653,235	110,758,728	143,536,381	111,282,111

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months		(Date of Inception)
	Ended April 30,		to April 30,
	2009	2008	2009
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(35,084,639)	$(23,903,268)	$(281,018,843)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	609,202	846,552	7,576,067
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	150,464	1,109,692	3,631,729
Issuance of options and option modifications as employee compensation	29,040	—	101,618
Common stock issued for services rendered	434,121	1,429,061	8,960,319
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	82,000	7,354,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	574,155	51,264	2,262,090
Amortization of discount on convertible debentures	13,603,972	408,851	36,018,083
Common stock issued as interest payment on convertible debentures	391,280	—	675,739
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	1,589,988	—	1,589,988
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(18,868)	(39,392)	(106,249)
Miscellaneous receivables	—	—	43,812
Inventory	110,520	(728,681)	(1,352,921)
Other current assets	(348,162)	79,714	(423,188)
Accounts payable and accrued expenses	1,174,737	2,662,777	13,265,357
Deferred revenue	29,372	70,897	154,884
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(16,754,818)	(17,930,533)	(162,952,559)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,385)	(55,461)	(4,594,932)
Costs incurred for patents	(107,638)	(185,555)	(2,158,000)
Change in restricted cash	(3,466,667)	—	(3,420,795)
Proceeds from maturity of short term investments	8,852,214	16,984,782	195,242,918
Purchases of short-term investments	—	(24,018,211)	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	(95,102)	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by (Used in) Investing Activities	5,276,524	(7,369,547)	(14,125,533)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended April 30,		Cumulative From November 2, 1995 (Date of Inception) to April 30,
	2009	2008	2009

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(60,751)	(66,596)	(2,002,595)
Repayment of obligations under capital lease	(25,182)	—	(25,182)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	—	44,015,049
Proceeds from exercise of stock options	56,000	391,790	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	20,450,000	(722,750)
Repayments of convertible debentures	(4,506,667)	(722,750)	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	80,283,719
Purchase and retirement of common stock	—	(378,456)	(497,522)
Net Cash Provided by Financing Activities	(4,536,600)	19,673,988	178,322,317

Effect of Exchange Rates on Cash	(161,261)	(58,151)	(182,870)

Net Increase (Decrease) in Cash and Cash Equivalents	(16,176,155)	(5,684,243)	1,061,355

Cash and Cash Equivalents, Beginning of Period	17,237,510	21,026,067	—

Cash and Cash Equivalents, End of Period	$1,061,355	$15,341,824	$1,061,355

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the nine and three months ended may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for the fiscal year 2009.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company is a development stage company, which has a limited history of operations.  The Company’s revenue includes $1 million received in conjunction with the execution of a development agreement, grant revenue from government agencies related to Antigen’s operations, $550,000 in conjunction with the execution of a licensing agreements and revenue recognized from the sale of four commercially available products.  Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development.  There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2009 of approximately $284 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management is also actively pursuing industry collaboration activities including product licensing and specific project financing.

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

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company does not expect EITF 07-5 to have a material effect on its consolidated financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation
As of April 30, 2009, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 10,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). Restricted shares can only be issued under the 2006 Plan. At April 30, 2009, there were 2,000,000, 3,741,990 and 7,837,000 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan for the nine months ended April 30, 2009:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Shares	Share	Term (Years)	Value

Outstanding, August 1, 2008	6,246,638	$0.66
Granted	—	$—
Forfeited or expired	(1,129,500)	$1.68
Exercised	(100,000)	$0.56
Outstanding, April 30, 2009	5,017,138	$0.44	0.89	$871,208
Exercisable, April 30, 2009	4,929,638			$871,208

Grant Date Fair Value of Forfeited or Expired Options				$1.28
Total Intrinsic Value of Options Exercised				$15,111

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2008	87,500	$0.59
Granted	—	$—
Vested	—	$—
Forfeited	—	$—
Outstanding, April 30, 2009	87,500	$0.59

As of April 30, 2009, the Company had $16,133 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 1.1 years.

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares was based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion will vest over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended April 30, 2009:

		Weighted
		Average
		Grant Date
	Number of	Fair
	Shares	Value

Non-vested stock, August 1, 2008	103,906	$1.51
Granted	—	—
Vested	(74,218)	1.51
Forfeited	—	—
Non-vested stock, April 30, 2009	29,688	$1.51

As of April 30, 2009, $26,150 of total unrecognized compensation costs related to unvested shares is expected to be recognized over the remaining service period of 0.3 years.

4.	Comprehensive Income/(Loss)

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the nine months ended April 30, 2009 and 2008 was $35,595,843 and $23,851,381, respectively, and for the three months ended April 30, 2009 and 2008 was $11,451,389 and $10,224,202, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30,	July 31,
	2009	2008

Accounts Payable	$1,740,173	$2,613,789
Research and Development	3,701,430	2,048,101
Executive Compensation	2,744,645	2,469,026
Financial Services	371,276	338,794
Total	$8,557,524	$7,469,710

6.	Secured Convertible Debentures
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

	Notes/Debenture
	$20,650,000

Date Issued	3/2008
Promissory Note Amount	$ (A	)
# of Promissory Notes	6
Terms	(B	)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants (“Series”) Issued to Investors (C)	42,665,274
Warrant (“Series”) Exercise Price (C)	$0.50
Existing Warrants (“Pre-Extant”) Re-priced (D)	12,697,024
Re-priced Warrant (“Pre-Extant”) Exercise Price (D)	0.50
Warrant Fair Value (WFV) (includes value of re-priced warrants (“Pre-Extant”))	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black-Scholes Model Assumptions	(E	)
Beneficial Conversion Feature (BCF)	$8,768,946
Costs associated with issuance classified as deferred debt issuance costs	$722,750

Amortization of WFV and BCF as Non-cash Interest Expense	$17,087,656
Principal and Interest Converted	$—
Shares Issued Upon Conversion	—

Principal and Interest Repayments in Shares of Common Stock	$12,954,643
Shares Issued for Principal and Interest Repayments	42,007,335
Principal and Interest Repayments in Cash	$5,380,697

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The debentures carry an 8% coupon and the initial maturity date was September 30, 2009, and was accelerated to July 1, 2009, provided, however, the maturity date may be extended at the option of the holder.  Initially, the debentures carried an 18-month term and amortized in 15 installments commencing in the fifth month of the term.  The principal and interest payments are payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which initially was computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each installment payment elected by the Company to be repaid in shares requires the Company to deliver the number of shares estimated to satisfy the installment payment 20 trading days preceding the installment due date. The difference in the value of these shares and the installment payment on the installment date is required to be delivered to the holders by issuing additional shares. In addition, each debenture lists certain “Events of Default”, which include, without limitation, any default in the payment of principal or interest in respect of the debentures as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the debentures.  Upon the occurrence of the “Event of Default”, the holder may require us to redeem all or any portion of the debentures upon written notice.  Other conditions in the debentures impede the Company’s ability to make its monthly installment payments in shares of its common stock.  Two of such conditions – the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of The NASDAQ Stock Market, were not met requiring the Company to procure waivers from the debenture holders in respect to these conditions.  Additional conditions that would trigger an “Event of Default” have been disclosed below under the heading “Forbearance and Amendment.”

(C)
The warrants issued to the holders of the debentures are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108 and Series C warrants 12,799,580.  During the nine months ended April 30, 2009, the Company revised the terms of these warrants to reduce the exercise price. Additionally, the expiration date of the Series A, A-1 and C warrants were extended.

a.
The Series C warrants are issuable contingent upon exercise of Series B warrants.  The relative fair value associated with the Series C warrants at the commitment date amounted to $1,234,836.  At such time the contingency is met, the Company would include the relative fair value as a charge to interest expense.  The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27.  At April 30, 2009, Series B warrants have not been exercised and therefore the contingency has not been met.

(D)
The Company re-priced 12,697,024 existing warrants held by the convertible debenture holders (“Pre-Extant”).  The value associated with the “Pre-Extant” warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model.  The value of the “Pre-Extant” warrants has been added to the value of the new warrants issued (see (B) above) and accounted for in accordance with EITF 98-5 and 00-27.  During the nine months ended April 30, 2009, the Company revised the terms of the “Pre-Extant” warrants to reduce the exercise price and extend the expiration date.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

(E)	Black-Scholes pricing model assumptions used in valuing the “Pre-Extant” warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

As of April 30, 2009, the $3,454,490 net outstanding balance of convertible debentures is comprised of $5,781,999 of debt net of unamortized debt discount of $2,327,509.  As of July 31, 2008, the $4,718,520 net outstanding balance of convertible debentures was comprised of $20,650,000 of debt net of unamortized debt discount of $15,931,480.

Event of Default
During the nine months ended April 30, 2009, one of the Equity Conditions within the debentures was not satisfied in that the Company received notice from The NASDAQ Stock Market of the Company’s failure to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) (the “Listing Maintenance Equity Condition”), which constitutes a “Breach of Condition” under each of the debentures.

In addition, during the nine months ended April 30, 2009 the Company was not in compliance with the Net Cash Balance Test, which constitutes an “Event of Default” under each of the debentures (the “Net Cash Balance Test Default”).

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

•
The Company was granted a one-time right to require each of the holders to exercise all of their then outstanding Series Warrants and Pre-Extant Warrants if the arithmetic average of the volume weighted average price of the Common Stock on the Principal Market for a twenty-one (21) consecutive Trading Day period is equal to or greater than $1.00.  The Company agreed to issue each holder a seven-year warrant to acquire up to that number of shares of Common Stock that is equal to the number of shares of Common Stock acquired by such holder in connection with such holder’s exercise of its Series Warrants and its Pre-Extant Warrants pursuant to the exercise of such call option by the Company, at an exercise price of $1.00 per share.

•	The expiration date of each Series A Warrant and each Series A-1 Warrant was extended to March 31, 2016.

•	The expiration date of each Series C Warrant was extended to September 30, 2016.

•	The expiration date of each Pre-Extant Warrant was extended to March 31, 2016.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
The Company honored the notices it delivered to each of the holders on December 1, 2008 in respect of the January 1, 2009 Installment Date pursuant to which the Company confirmed its intention to redeem 100% of the January 1, 2009 Installment Amounts pursuant to a Company Redemption, and the Company paid the applicable Company Redemption Amount when due.

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

Forbearance and Amendment Agreement
On February 27, 2009 (“Effective Date”), the Company and each of the holders of the Company’s 8% convertible debentures entered into a separate Forbearance and Amendment Agreement (the “Forbearance Agreement”) pursuant to which the holders agreed for a 21-day period ending March 20, 2009 (the “Standstill Period”) to temporarily forbear from exercising certain rights and remedies under the convertible debentures.   The Standstill Period was extended to April 3, 2009 by mutual agreement of the parties.  Significant provisions of these agreements include:

The Company acknowledged the existence of certain Events of Default (see disclosure above), including, among others, the Company’s failure to procure the Control Agreements required by the Company’s December 22, 2008 agreements with the holders, to satisfy the Net Cash Balance Test under Section 13(f) of the debentures, and to deliver Event of Default Notices to each holder with respect to the foregoing Events of Default (“Existing Events of Default”).

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

Pursuant to the Forbearance Agreement, the Company and each holder agreed to amend the terms of each debenture as follows:

•	The Maturity Date was accelerated from August 30, 2009 to July 1, 2009, subject to extension by the holder.

•
The term “Installment Date” was amended to mean each of the following dates: (i) August 1, 2008, (ii) September 1, 2008, (iii) October 1, 2008, (iv) November 1, 2008, (v) December 1, 2008, (vi) January 1, 2009, (vii) February 1, 2009, (viii) March 1, 2009, (ix) April 1, 2009, (x) May 1, 2009, (xi) June 1, 2009 and (xii) the Maturity Date.

•
The term “Installment Amount” was amended to mean, with respect to any Installment Date occurring on or after March 1, 2009, the lesser of (A) the product of (i) $1,927,333.32, multiplied by (ii) Holder Pro Rata Amount and (B) the Principal amount under the debenture as of such Installment Date, together with any accrued and unpaid Interest as of such Installment Date and accrued and unpaid Late Charges, if any, as of such Installment Date.

•	Section 4(a)(iii) of the debenture was amended to permit the Common Stock to be quoted on the OTC Bulletin Board if it is suspended from trading or delisted from the NASDAQ Capital Market.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
The monthly expenditure of cash by the Company together with its subsidiaries in excess of $900,000 in the aggregate in March, April or May 2009 would constitute an “Event of Default,” provided that all cash used to effect Company Redemptions under the debentures as permitted thereunder will not be deemed to be cash expended solely for purposes of this determination.

•
An “Event of Default” was defined to include any breach by the Company of Section 8 of the Registration Rights Agreement (including, without limitation, any failure by the Company to (i) file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1), or (ii) meet any of the requirements under rule 144(i)(2)).

•
As of the Effective Date, the Company could only effect a Company Redemption with respect to the payment of an Installment Amount by using net proceeds received by the Company from any subsequent private placements, revenues from sales of products by the Company or licensing fees received by the Company.

•
The Company had to provide a monthly certification executed by the Company’s Chief Financial Officer stating whether an Event of Default occurred with respect to the Company’s and its subsidiaries’ cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and the Company must publicly disclose any such Event of Default on the date of such certification.

The Company was required to enter into a Control Agreement with each holder and a financial institution to act as depositary with respect to a non-operating deposit account and deposit $3,000,000 into such account, which account and Control Agreement will be subject to the terms of the Security Agreement.  In addition, the Company was obligated to use commercially reasonable efforts to obtain, by the expiration of the Standstill Period, a clean, unconditional and irrevocable letter of credit that will remain “evergreen” until each debenture is repaid in full in the aggregate amount of $3,000,000 for the ratable benefit of each holder, which letter of credit would be subject to the terms of the Forbearance Agreement.

Prior to the expiration of the Standstill Period, the Company had to issue and deliver irrevocable instructions to the Company’s transfer agent to issue certificates to each holder for shares of the Common Stock, or credit shares to the holder’s balance account at DTC, at the holder’s written request to provide each holder’s pro rata portion of Pre-Installment Conversion Shares for the payment of Installment Amounts under the debenture or upon the occurrence of an Event of Default after the Effective Date.

With respect to the April 1, 2009 Installment Date, the following terms applied:

•	March 9, 2009 was the Installment Notice Due Date.

•
The Pre-Installment Conversion Price was equal to the price which was computed as 90% of the arithmetic average of the VWAP of the Common Stock on each of the 14 consecutive Trading Days immediately preceding March 9, 2009 (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

•
The Company Conversion Price was equal to the price which was computed as 90% of the arithmetic average of the VWAP of the Common Stock on each of the 17 consecutive Trading Days immediately preceding such Installment Date (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
The Company was obligated to deliver the Pre-Installment Conversion Shares (which will be equal the number of shares of Common Stock equal to the quotient of (i) the Installment Amount due on such Installment Date divided by (ii) the Pre-Installment Conversion Price) to the holder no later than two Trading Days after March 9, 2009.

•
The number of shares of Common Stock to be delivered pursuant to a Company Conversion on April 1, 2009 with respect to the Installment Amount due on that date was reduced by the above-mentioned number of the Pre-Installment Conversion Shares previously delivered.

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

The Company complied with all of its covenants under the Forbearance and Amendment Agreements and there were no additional Events of Default during the Standstill Period.

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
Basic earnings per shares (EPS) and Diluted EPS for the nine and three months ended April 30, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 64,513,877 and 80,294,695 incremental shares, have been excluded from the April 30, 2009 and 2008 computations of Diluted EPS as they are anti-dilutive due to the losses generated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Supplemental Disclosure of Cash Flow Information

	For the Nine Months Ended
	April 30,
	2009	2008
Cash paid during the period for:
Interest	$1,025,034	$174,428
Income taxes	$—	$—
Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accrued executive compensation	$—	$471,875
Deferred debt issuance costs paid from the proceeds of convertible notes	$—	$200,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$—	$19,415,164
Issuance of common stock as repayment of convertible debentures and advance payments	$12,563,365	$—
Par value of common stock issued in conjunction with cashless exercise of warrants	$341	$—
Purchase of property and equipment through the issuance of obligations under capital lease	$83,002	$—

10.	Stockholders’ Equity
During the nine months ended April 30, 2009, the Company issued 1,275,302 shares of common stock to various consultants for services rendered in the amount of $434,122.  The shares were valued at $0.27 to $0.80 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2009, the Company issued 211,316 shares of common stock valued at $75,751 as employee compensation.  The shares were valued at $0.23 to $0.72 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2009, the Company received aggregate cash proceeds of $56,000 from exercises of stock options.  The Company issued 100,000 shares of common stock as a result of these transactions.

During the nine months ended April 30, 2009, the Company issued 42,007,335 shares of common stock valued at $12,954,642 as repayment of convertible debentures and accrued interest (see Note 6).  The shares were valued at $0.18 to $0.65 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months April 30, 2009, the Company modified the terms of outstanding warrants associated with convertible debentures and resulted in a charge to operations in the amount of $1,589,988 (see Note 6).

During the nine months ended April 30, 2009, the Company issued 341,000 shares of common stock in conjunction with a cashless exercise of 1,891,000 warrants.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The stockholders’ equity transactions as described above are summarized as follow:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock for services	1,275,302	$1,275	$432,847	$434,122
Issuance of common stock as employee compensation	211,316	211	75,540	75,751
Stock-based executive compensation	—	—	103,752	103,752
Stocks options exercised for cash	100,000	100	55,900	56,000
Issuance of common stock as repayment of convertible debentures, accrued interest and prepayment	42,007,335	42,007	12,912,635	12,954,642
Issuance of common stock in conjunction with cashless exercise of warrants	341,000	341	(341)	—
Warrant re-pricing costs	—	—	1,589,988	1,589,988
Total	43,934,953	$43,935	$15,170,321	$15,214,256

11.	Subsequent Events
On May 15, 2009 the Company completed a private placement of its common stock by registered direct offering of 15,151,517 shares of its common stock to a select group of accredited investors at $0.33 per share.  The offering resulted in net proceeds of approximately $4.8 million, after deducting the placement agent’s fees and estimated offering expenses.   As a result of this transaction, the conversion price of the convertible debentures and the exercise price of the related warrants were reduced to $0.33 (from $0.50) per share resulting in the warrant re-pricing cost of $1,211,494..

Following the decrease in the conversion price of the Notes and the exercise of the related warrants to $0.33 per share pursuant to the May 15, 2009 private placement, the convertible debenture holders converted outstanding principal amount due under the convertible debentures and accrued interest thereon. As of June 1, 2009, the convertible debenture holders had converted an aggregate amount of $22,028,016 in convertible debenture principal and accrued interest, which represented satisfaction in full of the remaining outstanding principal balance and accrued interest on the convertible debentures as of such date.  Subsequent to the quarter end on April 30, 2009, the Company issued 12,680,027 shares to convertible debenture holders in satisfaction of the repayment of principal amount of debentures, conversion amounts and accrued interest.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and nine-month periods ended April 30, 2009 and 2008. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K, as amended, for the year ended July 31, 2008 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2009.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2009 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 347 patients have been enrolled in 74 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

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

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd. officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin.  Each package of Oral Recosulin contains two canisters of our product along with one actuator.  Product was available for sale since January 2009, and an estimated 50 dialectologists are currently prescribing Oral Recosulin in India.

In November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai.  The dossier includes Generex Oral-lyn™.  We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray.  The Syrian Ministry of Health will review the dossier and inform us of any additional requests for information that it may have. There have been no immediate queries, and we anticipate registration before the end of calendar year 2009. It is estimated that among Syria's population of 20 million, between 3 million and 3.5 million people have diabetes.

In December 2008, we submitted Generex Oral-lyn™ dossier to the Ministry of Health in Iraq (North) through Generex MENA, our branch office in Dubai and expect to receive an approval to market the product in spring of 2009.

In December 2008 we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  Benta is currently working on reimbursement policy for Generex Oral-lyn™.  The official product launch in Lebanon took place in May 2009.

In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. We expect commercial launch of the product by the end of calendar year 2009.  Through the efforts of our business development team, in association with the Generex MENA, we have entered into a marketing sub-distribution relationship with Algerian company Continental Pharm Laboratoire.

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, GlucoBreak™ , Crave-NX 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions.

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

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. Development efforts also are underway for seasonal influenza virus, H5N1, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability.

We are a development stage company. From inception through the end of the year ended July 31, 2008, we have received only limited revenues from operations. In the fiscal year ended July 31, 2008, we received approximately $128,039 in revenues from sales of Glucose RapidSpray™.  In the fiscal quarter ended April 30, 2009, we received approximately $45,251 in revenues from sales of Glucose RapidSpray™.  These numbers do not reflect deferred sales to the customers during the respective period with the right of return.

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

Generex Oral-lyn™ was approved for importation and commercial sale in Lebanon in December 2008. We have entered into a subdistribution agreement with Benta SA. and officially launched the product in May of 2009.

Generex Oral-lyn™ was approved for importation and commercial sale in Algeria in May 2009. We have entered into a subdistribution agreement with Continental Pharm Laboratoire and anticipate a commercial launch by the end of calendar year 2009.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2009, approximately 85% of our $10,597,956 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the nine months ended April 30, 2008, approximately 82% of our $11,620,817 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 15%, or $1,627,308, of our research and development expenses for the nine months ended April 30, 2009 was related to Antigen's immunomedicine products compared to approximately 18%, or $2,037,417, of our research and development expenses for the nine months ended April 30, 2008.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Results of Operations
Three Months Ended April 30, 2009 Compared to Three Months Ended April 30, 2008

Our net loss for the quarter ended April 30, 2009 was $11,349,015 versus $10,174,181 in the corresponding quarter of the prior fiscal year. The increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the interest expense recorded in connection with our secured convertible notes and the repricing costs of warrants also issued in connection with our convertible notes.  The increase in net loss was partially offset by the decrease in our general and administrative expenses, research and development expenses and the decrease in selling and marketing expenses.  Our operating loss for the quarter ended April 30, 2009 decreased to $6,086,893 compared to $9,852,072 in the third fiscal quarter of 2008.  The decrease in operating loss resulted from a decrease in general and administrative expenses (to $2,736,650 from $5,130,769), a decrease in research and development expenses (to $3,001,826 from $4,303,390) and a slight in selling expense (to $367,371 from $418,804). Our revenues in the third quarter ended April 30, 2009 increased to $45,251 from $1,530 for the quarter ended April 30, 2008 reflecting the sales of our over-the-counter products.

The decrease in research and development expenses in the last fiscal quarter reflects timing differences of the overall increased levels of research and development of our oral insulin product and platform technology in connection with global Phase III clinical trials.  The decrease in general and administrative expenses reflects the decrease in expenses for consulting and accounting services in the current fiscal quarter compared to last year, as well as a reduction in travel expenses and executive compensation and bonuses, despite a small increase in the expense for legal and financial services.  The selling expenses are associated with the commercial sales of our over-the-counter products that began in fiscal 2007.

Our interest expense in the third quarter of fiscal 2009 increased to $5,344,911 compared to interest expense of $608,913 in the third quarter of fiscal 2008 due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement.   Our interest income decreased to $10,408 in the third quarter of fiscal 2009 compared to $206,950 in the same quarter for the last year primarily due to lower market interest rates and lower cash balances.  We received a slightly lower income from rental operations (net of expense) of $72,381 in the third quarter of fiscal 2009 compared to $79,714 in the same quarter for the last year.

Results of Operations
Nine Months Ended April 30, 2009 Compared to Nine Months Ended April 30, 2008

Our net loss for the nine months ended April 30, 2009 was $35,084,639 versus $23,903,268 in the corresponding nine-month period of the prior fiscal year.  The increase in net loss in this nine-month period versus the corresponding nine-month period of the prior fiscal year is primarily due to the increase in interest expense recorded in connection with our secured convertible notes, costs of repricing warrants issued in connection with our convertible notes and an increase in selling expenses.  Our operating loss for the nine months ended April 30, 2009 decreased to $19,418,771 compared to $24,386,455 in the corresponding nine-month period ended April 30, 2008.  The decrease resulted from a decrease in general and administrative expenses (to $7,649,085from $11,733,562), a decrease in research and development expenses (to $10,597,956 from $11,620,817), and an increase in net revenues to $1,018,233 in the nine months ended April 30, 2009 from $64,870 in the nine months ended April 30, 2008.  The increase in net revenue is attributable to a licensing fee received from South Korea and large order of our over-the-counter drugs from the Middle East.  The decrease in operating loss was partially offset by increase in selling expenses (to $1,814,276 from $1,070,722).

The decrease in general and administrative expenses reflects the decrease in consulting, accounting, advertising and travel expenses and a decrease in executive compensation and directors fees. The decrease was offset by the slight increase in the expenses for financial services and legal fees.  The decrease in research and development expenses for the nine-month period ended April 30, 2009 reflects timing differences for our overall increased level of research and development of our oral insulin product and platform technology and additional clinical trials. The selling expenses are associated with the commercial sales of Glucose RapidSpray™ and other over-the-counter products that began in fiscal 2007.

Our interest expense in the nine-month period ended April 30, 2009 increased to $16,137,496 compared to interest expense of $725,535 in the nine-month period ended April 30, 2008 to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement.  Our interest income decreased to $231,505 in the nine-month period ended April 30, 2009 compared to $958,457 in the nine-month period ended April 30, 2008 primarily due to lower market interest rates and lower cash balances.  We received a slightly lower income from rental operations (net of expense) of $240,117 in the nine months ended April 30, 2009 compared to $250,125 in the nine months ended April 30, 2008 that is due primary to exchange rate differences between the periods.

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

As of April 30, 2009, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned.  Beyond that, we anticipate that we will require additional funds to support our working capital requirements or for other purposes.

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

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  We filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000.  In May 2009, we conducted an offering pursuant to this registration statement as described in Note 11 in the Notes to Consolidated Financial Statements included in Part I, Item 1 – Financial Statements in this Quarterly Report on Form 10-Q. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, may provide us with revenue in 2009.  We believe that the successful commercial launch of Oral-lyn™ in India would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

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

(ii)
Series B Warrants, which became exercisable on October 1, 2008 into 100% of the shares of our common stock initially issuable upon conversion of the Notes (initially 17,066,166 shares) and remain exercisable for a period of 18 months after the registration statement covering the shares of common stock issuable upon conversion or exercise of the Notes and Warrants was declared effective by the SEC; and

(iii)
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

•	we failed to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) (now known as Listing Rule 5550(a)(2))of The NASDAQ Stock Market.

We subsequently obtained similar waivers from all investors in respect to our November 1, 2008 installment amount.  Based on the decline in our stock price, we paid the principal and interest amounts due on December 1, 2008 in cash.

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

On December 22, 2008, we entered into separate agreements with each of the Noteholders to address the default caused by non-compliance with the Net Cash Balance covenant and our failure to comply with the minimum bid price requirement of The NASDAQ Stock Market, LLC.  Pursuant to each agreements, we and each Noteholder agreed to the following:

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

On February 27, 2009, we and each of the Noteholders entered into a separate Forbearance and Amendment Agreement (the “Forbearance Agreement”) pursuant to which the Noteholders agreed for a 21-day period ending March 20, 2009 (the “Standstill Period”) to temporarily forbear from exercising certain rights and remedies under the Notes.  A copy of the form of the Forbearance Agreement was filed as Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on March 2, 2009.  Pursuant to the Forbearance Agreement, we and each Noteholder agreed as follows.

During the Standstill Period, each Noteholder agreed not to exercise any of its rights or remedies solely with respect to any of the existing Events of Default. Upon the expiration of the Standstill Period or upon the occurrence of any Event of Default occurring after February 27, 2009 (each such event a “Standstill Termination”), each Noteholder will have the right to immediately exercise all of its rights and remedies under the Notes and the related Security Agreement.

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

(g)
As of February 27, 2009, we may only effect a Company Redemption with respect to the payment of an Installment Amount in cash by using net proceeds received by us from any subsequent private placements, revenues from sales of our products or licensing fees received by us.

(h)
We must provide a monthly certification executed by our Chief Financial Officer stating whether an Event of Default occurred with respect to our cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and we must publicly disclose any such Event of Default on the date of such certification.

We agreed to enter into a Control Agreement with each Noteholder and a financial institution to act as depositary with respect to a non-operating deposit account and deposit $3,000,000 into such account, which account and Control Agreement will be subject to the terms of the Security Agreement.  In addition, we agreed to use commercially reasonable efforts to obtain, by the expiration of the Standstill Period, a clean, unconditional and irrevocable letter of credit that will remain “evergreen” until each Note is repaid in full in the aggregate amount of $3,000,000 for the ratable benefit of each Noteholder, which letter of credit will be subject to the terms of the Forbearance Agreement.

Prior to the expiration of the Standstill Period, we agreed to issue and deliver irrevocable instructions to our transfer agent to issue certificates to each Noteholder for shares of our common stock, or credit shares to the Noteholder’s balance account at DTC, at the Noteholder’s written request to provide each Noteholder’s pro rata portion of Pre-Installment Conversion Shares  for the payment of Installment Amounts under the Note or upon the occurrence of an Event of Default after February 27, 2009.

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

•
all Existing Events of Default, the Net Cash Balance Test and accrual of Interest at the default Interest Rate, but only to the extent that we comply with all terms of the Forbearance Agreement and no other Event of Default occurs after February 27, 2009.

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

We agreed to reimburse each Noteholder for the transactions costs relating to the Forbearance Agreement and defaults that occurred before February 27, 2009, which amounts were paid in the form of shares of our common stock determined pursuant to the formula specified in the Forbearance Agreement.

The Noteholders subsequently consented to extend the Standstill Period under the Forbearance Agreements through April 3, 2009.

On April 3, 2009, we delivered to each of the Noteholders: (i) agreements executed by Generex pertaining to the letter of credit for $3,000,000 that we procured from a financing institution and delivered to the Noteholders on March 20, 2009; and (ii) the irrevocable instructions to our transfer agent, executed by Generex and our transfer agent, authorizing the transfer agent to issue certificates to each Noteholder for shares of common stock (or credit shares to such Noteholder’s balance account at DTC) at such Noteholder’s request for the Noteholder’s pro rata portion of the Conversion Shares in payment of Installment Amounts where we have not elected a Company Redemption in accordance with the terms of the Note and the Forbearance Agreement or upon the occurrence of an Event of Default after February 27, 2009.

Accordingly, we satisfied the delivery requirements within the Standstill Period pursuant to the terms of each of the Forbearance Agreements.

As a result of the May 2009 private placement described below under the heading “Financing-May 2009 Private Placement,” that we entered in compliance with the Forbearance and Amendment Agreements with the Noteholders,, the conversion price of the Notes and the exercise price of the warrants related to the Notes was reduced to $0.33 (from $0.50).

Satisfaction of the Notes

During third fiscal quarter ending April 30, 2009, we incurred interest expense of $5,296,582 related to the Notes that includes non cash accounting expense of $5,144,965 relating to debt discount.

As of June 1, 2009, we had issued 45,848,982 shares of common stock and paid $5,380,697 in cash to repay Note principal and accrued interest in the aggregate amount of $22,028,016.  In addition, following the decrease in the conversion/exercise price of the Notes and related warrants resulting from the May 2009 private placement described below under the heading “Financing-May 2009 Private Placement,” the Noteholders converted outstanding principal amount due under the Notes and the accrued interest thereon. As of June 1, 2009, the Noteholders had converted an aggregate amount of $2,394,000 in Note principal and accrued interest, which represented satisfaction i n full of the remaining outstanding principal balance and accrued interest on the Notes.

As a result of the satisfaction of the Notes, we anticipate securing the release of the $3,000,000 in cash collateral provided as security for our obligations under the Notes in the form of the letter of credit required by the Forbearance Agreements.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of Series Warrants, although the Series Warrants include a cashless exercise feature.  As of October 1, 2008, all of the Series Warrants issued in March 2008 became exercisable.  At April 30, 2009, outstanding Series Warrants issued in connection with the March 2008 Securities Purchase Agreement and the Pre-Extant Warrants described above were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	15,175,117	$0.33	October 1, 2009

March 31, 2008	25,496,610	$0.33	March 31, 2016

March 31, 2008	12,799,580	$0.33	September 30, 2016
*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

Financing - May 2009 Private Placement

In accordance with the Forbearance Agreements, on May 15, 2009, we and certain accredited investors entered into a securities purchase agreement, pursuant to which we sold an aggregate of 15,151,517 shares of our to such investors. The purchase price per share of common stock is $0.33.  Our net proceeds from the registered direct public offering, after deducting placement agent fees and our estimated offering expenses, are approximately $4,800,000.

The common stock was issued pursuant to a prospectus supplement filed with the SEC on May 15, 2009, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-139637), as amended, which became effective on February 23, 2007.

On May 5, 2009, we entered into a placement agency agreement with Rodman & Renshaw, LLC, pursuant to which Rodman & Renshaw agreed to act as our exclusive placement agent in respect of the forgoing transaction.  We will pay Rodman & Renshaw a cash fee of $100,000 (2.0% of the gross proceeds from the sale of the securities) and reimburse Rodman & Renshaw for legal fees and expenses incurred by it in the aggregate amount of $25,000.  Under the placement agency agreement, Rodman & Renshaw is not purchasing or selling any of the shares we are offering and is not required to arrange the purchase or sale of any specific number of shares or dollar amount.  Rodman & Renshaw has agreed only to use commercially reasonable efforts to arrange for the sale of our stock.  The placement agency agreement expires in August 2009.

We filed the placement agency agreement and the securities purchase agreement as Exhibits 1.1 and 1.2, respectively, to our Current Report on Form 8-K filed on May 18, 2009.

Cash Flows for the Nine Months Ended April 30, 2009

For the nine months ended April 30, 2009, we used $16,754,818 in cash to fund our operating activities. The use for operating activities included a net loss of $35,084,639, a net increase in accounts receivable of $18,868, a decrease of $348,162 in other current assets an increase of $1,174,737 in accounts payable and accrued expenses, , offset by an increase of $29,372 in deferred revenue and a net decrease in inventory and inventory deposits of $110,520.

The use of cash was offset by non-cash increases of approximately $609,202 related to depreciation and amortization, $179,504 in stock-based compensation to employees, $434,121 in stock-based compensation for services to consultants, $574,155 in amortization of the loan origination fee and deferred debt issuance cost and $13,603,972 of amortization of debt discount, $1,589,988 warrant repricing costs and $391,280 stock issued for interest related to the March 2008 convertible note transaction.

We had net cash flows provided by investing activities of $5,276,524 in the nine months ended April 30, 2009, primarily representing the proceeds from maturity of short-term investments of $8,852,214.  The proceeds were partially offset by $3,466,667 in changes to restricted cash, payments for property and equipment of $1,385 and cost incurred for patents of $107,638.

We had net cash flows used in financing activities of $4,536,600 in the nine months ended April 30, 2009.  Proceeds from the exercise of stock options were $56,000.  We made payments on our notes payable and long-term debt of $4,592,600.

Our net working capital at April 30, 2009 decreased from July 31, 2008 by $18,063,282 to $(3,685,529, which was attributed largely to our net loss for the last nine months.

Funding Requirements

In addition to meeting our obligations under the Notes, we expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™ in India, Lebanon, Ecuador and Algeria.  We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.  In addition, we will expend resources on further clinical development of our immunotherapeutic vaccines. Our future funding requirements and our ability to raise additional capital will depend on factors that include:

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

Contractual Obligations

The following table of contractual obligations as of April 30, 2009 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	3,444,847	577,591	1,397,553	234,110	1,235,593
Convertible Debt Obligations	5,913,058	5,913,058
Capital Lease Obligations	63,625	47,719	15,906
Operating Lease Obligations	342,732	120,627	195,090	27,015
Purchase Obligations
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP
Total	$9,764,262	$6,658,995	$1,608,549	$261,125	$1,235,593

Convertible debt obligations represent scheduled principal and interest payments on our 8% secured convertible notes. In the table above, we calculated remaining principal of $5,782,000 as payable in monthly installments, through July.  The above table reflects that principal under the notes may be paid, at our option, in cash or shares of our common stock, subject to the satisfaction of certain equity conditions delineated in the notes.  Because the noteholders converted the entire outstanding principal amount into common stock as of June 1, 2009,  the actual timing of principal and interest payments has accelerated relative to this schedule.

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of April 30, 2009 with the exception of $415,828 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal quarter ended April 30, 2009 and 2008, we paid the management company approximately $11,288.66 and $13,505, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represents us in various matters. During fiscal 2008, we paid approximately $44,000 in fees to Wires Jolley. We continue to use Wires Jolley and expect to pay legal fees in similar amounts to the firm in fiscal 2009.

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of the Notes and Warrants was Cranshire Capital, L.P.  Cranshire purchased Notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173. On February 11, 2009, Cranshire jointly filed an amendment to Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more 9.99% of our outstanding shares of common stock.  .  The beneficial ownership of Cranshire as of May 29, 2009 was 5.6% based on the number of ours shares of common stock outstanding as of that date.

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

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. The Company does not expect EITF 07-5 to have a material effect on its consolidated financial statements.

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

As of April 30, 2009, we had fixed rate debt totaling $2,636,640. This amount consists of the following:

Loan Amount	Interest Rate per Annum
596,368	6.82%
559,087	7.60%
330,560	8.50%
170,576	10%
980,049	5.91%
2,636,640	Total

These debt instruments mature from August 2009 through October 2013. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the nine months ended April 30, 2009, we received modest revenues from sales of Glucose RapidSpray™ . We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2008.  We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India this fiscal year. We also have entered in subdistribution agreements in Lebanon and Algeria but do not expect any signification revenue from the launch of the product in those countries in calendar year 2009.

To date, we have not been profitable and our accumulated net loss available to shareholders was $283,313,900 at April 30, 2009. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and has been approved for sale in India, Lebanon and Algeria and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and GlucoBreak™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

On July 23, 2008, we received notice from The NASDAQ Stock Market that we were not compliance with Marketplace Rule 4310(c)(4) (now known as Listing Rule 5550(a)(2)), which requires us to have a minimum bid price per share of at least $1.00 for thirty (30) consecutive business days.  In accordance with this Rule, we had 180 calendar days, or until January 20, 2009, subject to extension, to regain compliance with this Rule.

On October 16, 2008, NASDAQ temporarily suspended enforcement of the minimum bid price requirement until January 19, 2009.  On December 16, 2008, NASDAQ extended the temporary suspension of enforcement until April 20, 2009, and, on March 9, 2009, NASDAQ further extended the temporary suspension until July 20, 2009.  With the extended suspension, we now have until October 26, 2009 to comply with the minimum bid price requirement.  Therefore, if, at anytime prior to October 26, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten (10) consecutive business days, we will regain compliance with the Rule.

In the event that we cannot demonstrate compliance with the minimum bid price requirement by the specified deadline and are not eligible for an additional compliance period, the staff will notify us that our stock would be delisted, at which time we can appeal the staff’s determination to a Listing Qualifications Panel. Pending the decision of the Listing Qualification Panel, our common stock will continue to trade on the NASDAQ Capital Market. If we are not successful in such an appeal, our stock would likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

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

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.  During the third calendar quarter of 2008 and continuing to date, we, like many other publicly traded companies, have experienced a sharp decline in the price of our stock attributable to concerns about the current global recession.  The widespread decline in stock prices led The NASDAQ Stock Market to further extend its temporary suspension of enforcement of the minimum bid price requirement until July 20, 2009.

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2009, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

During the three months ended April 30, 2009, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2009, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Corporate Profile, LLC, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended April 30, 2009, we issued 25,000 shares of common stock to Corporate Profile pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Corporate Profile, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Avalanche Strategic Communications, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended April 30, 2009, we issued 61,183 shares of common stock to Avalanche pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Avalanche Strategic Communications is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until June 20, 2009.  During the three months ended April 30, 2009, we issued 150,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2009, we have issued shares of our common stock to the following consultants for investor relation services: Oceanus Capital LLC (250,000 shares), Sound Capital Inc (300,000 shares), Seahawk Capital Partners, Inc (150,000 shares).  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Oceanus Capital LLC, Sound Capital  Inc. and Seahawk Capital Partners, Inc are a “accredited investor(s)” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fiscal quarter ended April 30, 2009.

Item 3. Defaults Upon Senior Securities.

As of April 30, 2009, we were in technical default under the Notes due to our non-compliance with the Net Cash Balance covenant.  As of April 30, 2009, our Net Cash Balance was ($8,380,153), which was $12,716,653 less than the required reserve amount equal 75% of the aggregate principal amount outstanding under all of the Notes ($5,782,000).  Under the Forbearance Agreements, the Noteholders agreed to waive satisfaction of this covenant as long as no other events of defaults occurred and we fully complied with the terms of the Forbearance Agreements.

Until the default redemption price (together with any interest thereon) is paid in full, the amount of any Note submitted for redemption (together with any interest thereon) may be converted, in whole or in part, by the Noteholder into shares of our common stock.  As of the date hereof, all requisite payments of principal and interest on the Notes have been paid.

In addition, as of April 30, 2009, except as provided under the Forbearance Agreements, without the consent of the Noteholders, we could not issue shares of our common stock in payment of installment amounts due under the Notes because we were not in compliance with the minimum bid price requirement of Listing Rule 5550(a)(2) (formerly Marketplace Rule 4310(c)(4)) of The NASDAQ Stock Market, LLC.

As of the filing date of this Quarterly Report on Form 10-Q, the Notes have been satisfied in full as described above under Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations under the heading Financial Condition, Liquidity and Resources – Satisfaction of the Notes in this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 39 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 9, 2009	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: June 9, 2009	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

10.1
Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.2
Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.3
Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009).

10.4
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