Form 10-K
period 2009-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2009-10-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2009

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of January 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $38,984,864 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity. At October 13, 2009, there were 246,945,790 shares of common stock outstanding.

Generex Biotechnology Corporation
Form 10-K
July 31, 2009

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

Compliance with Smaller Reporting Company Disclosure Requirements

Generex has determined that it qualifies as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. Management believes that the Company will realize savings in costs and resources relating to the preparation of the Company’s Annual Report on Form 10-K from these scaled disclosure requirements. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part II, Item 6. Selected Financial Data and Item 7A – Quantitative and Qualitative Disclosures About Market Risk, which are not applicable to smaller reporting companies. The Company also has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation and has neither provided Compensation Discussion and Analysis nor quantified payments due to the named executives upon termination. Management believes that the scaled requirements for executive compensation disclosures are appropriate because the Company is small for a publicly-traded company, has only three named executives and has a relatively simple compensation policy and structure that has not changed in the last fiscal year. As a smaller reporting company, the Company is required to follow the scaled disclosure requirements with respect to Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The consolidated financial statements of the Company included under Part II, Item 8. Financial Statements and Supplementary Data, contain two years, rather than three, of comparative audited Consolidated Statements of Operations, Consolidated Statements of Cash Flows and Consolidated Statements of Shareholders’ Equity. Similarly, the discussion set forth under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations provides comparative analysis of only the last two fiscal years, rather than the last three years. In addition, the Company has not included the tabular disclosures of contractual obligations under Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

We formed Generex Pharmaceuticals (USA) LLC, which is organized in North Carolina, USA, in February 2006 as a wholly-owned subsidiary. Generex Pharmaceuticals (USA) LLC has not yet commenced any business operations. We formed Generex Marketing & Distribution Inc., which is organized in Ontario, Canada, in September 2006. Generex Marketing & Distribution Inc. has not yet commenced any business operations. We formed Generex Biotechnology BALTIC, a limited liability company, in the Republic of Latvia in June 2009. Generex Biotechnology BALTIC has not yet commenced any business operations.

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

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 350 patients have been enrolled in 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

We received a Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008. Over the past few months, we have initiated the process with the FDA to allow for the availability of Generex Oral-lyn™ for compassionate use in the United States on an individual patient basis (Single Patient IND), as well as in a cohort of patients based on a Treatment IND protocol. Upon FDA approval, this compassionate use program would allow diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes, to have access to Generex Oral-lyn™. We will continue to expand our SAP participation in additional countries around the world.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin. Each package of Oral Recosulin contains two canisters of our product along with one actuator. Product has been available for sale in India since January 2009, and an estimated 50 dialectologists are currently prescribing Oral Recosulin there.

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

In December 2008, we submitted Generex Oral-lyn™ dossier to the Ministry of Health in Iraq (North) through Generex MENA, our branch office in Dubai and expect to receive an approval to market the product early in 2010.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. Benta is currently working on reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. We expect commercial launch of the product by the end of calendar year 2009. Through the efforts of our business development team, in association with our Generex MENA office, we have entered into a marketing sub-distribution relationship with Algerian company Continental Pharm Laboratoire.

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, Crave-NX™ 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions. In fiscal 2009, we received modest revenues from sales of our commercially available products, our confectionary, Glucose RapidSpray™, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, Crave-NX™.  All three products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide. We are currently pursuing European registrations for these products.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results, that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. An additional Phase I trial has been initiated recently in patients with either breast or ovarian cancer.  The synthetic vaccine technology has particularly advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to pandemic influenza viruses, development efforts also are underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

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

We are a development stage company. From inception through the end of the year ended July 31, 2009, we have received only limited revenues from operations. In the fiscal years ended July 31, 2009 and 2008, we received approximately $1,118,509 and $124,891 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in both fiscal periods pertained to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

•
Commercializing Generex Oral-lyn™ in Ecuador, India, Lebanon and Algeria, the countries where we have obtained regulatory approval for its commercial marketing and sale, by undertaking additional commercial manufacturing runs of Generex Oral-lyn™ at PharmaBrand, S.A.’s facilities in Quito, Ecuador and Catalent Pharma Solutions in North Carolina and expanding such production facilities to meet the anticipated demand for the product in India, Lebanon, Algeria and other jurisdictions where governmental approvals are pending and pursuing post-approval clinical studies and marketing efforts in India, Lebanon and Algeria.

•
Expanding the patient-base in Canada wherein Generex Oral-lyn™ is available under the Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes, as well as in the United States under the FDA’s compassionate use program.

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

•	Conducting and completing a Phase I clinical trial of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza.

Buccal Delivery Technology and Products

Our buccal delivery technology involves the preparation of proprietary formulations in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified “generally recognized as safe” ("GRAS") by the United States Food and Drug Administration (the "FDA") when used in accordance with specified quantities and other limitations. The resulting formulations are aerosolized with a pharmaceutical grade chemical propellant and are administered to patients using our proprietary RapidMist™ brand metered dose inhaler. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, patients self-administer the formulations by spraying them into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our flagship oral insulin product Generex Oral-lyn™, insulin absorption in the buccal cavity has been shown to be very efficacious and safe.

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

Current studies in diabetes have identified a new condition closely related to diabetes, called impaired glucose tolerance (IGT).  People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal.  With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially.   Per the Diabetes Atlas, published by the International Diabetes Federation (IDF) in 2007, over 12 million people in the United States and over 300 million people world-wide suffer from IGT.

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

There is no known cure for diabetes. The IDF estimates that there are currently almost 250 million diabetics worldwide per their 2007 Diabetes Atlas and is expected to affect 380 million people by the year 2025. There are estimated to be almost 20 million people suffering from diabetes in North America alone and diabetes is the second largest cause of death by disease in North America.

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

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a total of approximately 13 studies in Ecuador and an additional 26 trials in other countries including the United States, Canada, Italy and Israel over the period from 1998 to 2007.  The principal purpose of these studies was to evaluate the effectiveness of our oral insulin formulation in humans as well as to show safety and efficacy of our product compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with PharmaBrand S.A., a distributor of pharmaceutical products in Central and Latin America. In August 2004, we sought approval for the manufacturing, marketing, distribution and sale of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System from the Ecuadorian Ministry of Public Health. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed of the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand in Quito, Ecuador.  The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006.

On the basis of the test results in Ecuador and other pre-clinical data, we made an Investigatory New Drug (IND) submission to the Health Protection Branch in Canada (Canada's equivalent to the FDA) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigational New Drug application with the FDA in October 1998, and received FDA approval to proceed with human trials in November 1998. Annual reports have been filed with the FDA each year since that time.

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

In late March 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first patient screening in Texas.  Other clinical sites participating in the study are located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), Europe and Eastern Europe, including Russia, Ukraine, Romania and Bulgaria.  At present, over 350 patients have been enrolled in the program in 70 clinical sites around the world.  The Phase III protocol calls for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus.  We expect to use the data collected from these trials in the New Drug Submission (NDS) that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the FDA.  After an interim analysis of the data is conducted, we will determine whether we have reached statistical significance to file an  NDS with Health Canada, the Medicines and Healthcare products Regulatory Agency MHRA) in the United Kingdom and the FDA and if so, we will cut off enrollment in the Phase III clinical trials.

We have engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites and documentation; a global central lab service company that will arrange for the logistics of kits and blood samples shipment and an Internet-based clinical data management company to assist us with global project management of the Phase III clinical trial and regulatory processes.  We have contracted with our third-party manufacturers for sufficient quantities of the RapidMist™ brand metered dose inhaler components, the insulin, and the formulary excipients that will be required for the production of clinical trial batches of Generex Oral-lyn™.

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India, Lebanon and Algeria.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and Crave-NX™

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays that are available over-the-counter. In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™.  This product uses our proprietary RapidMist™ brand metered dose inhaler platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth.  Glucose RapidSpray™ is currently available in the United States and Canada through a number of leading retail chains, wholesalers and online.  It is also available wholesale in the Middle East through Generex MENA.  We are currently pursuing European registrations for these products. We plan to expand to the South African, Baltic, Nordic and other markets in 2010.

Glucose RapidSpray™ offers another aid to diabetics who require or need additional glucose to their diets or daily intake.  Recent studies conducted by scientists at the University Campus Bio-Medico, Rome, Italy in conjunction with Generex have demonstrated that Glucose RapidSpray™ used early in the onset of a hypoglycemia episode can stop such an episode and prevent a further drop in blood glucose and the noxious feelings that ensue. With our easy-to-use RapidSpray™ bottle, individuals can easily add additional glucose to their diets and serves as a medium for first signs of low blood sugar levels. We also conducted a clinical trial at Department of Endocrinology, Children City Hospital in Moscow, Russia on children up to 5 years of age with Type-1 diabetes.  The study concluded that because of the small dose of glucose and control over the amount, Glucose RapidSpray™ represents superior tool in very young patients to control blood sugar levels relative to existing glucose products available on the market which can also improve the overall metabolic control.

We believe that we can market Glucose RapidSpray™ as a complementary product to Generex Oral-lyn™.  We believe that a combination therapy of Generex Oral-lyn™, Glucose RapidSpray™ and other oral agents, including a metformin gum which we are jointly developing with Fertin Pharma A/S, could provide a full range of products used in the treatment of Type-2 diabetes and people with impaired glucose tolerance.

In fiscal year 2007, we expanded our line of over-the-counter products using our proprietary RapidSpray™ delivery device with the introduction of two additional products, Crave-NX™ and BaBOOM!™.

Crave-NX™ is a fat-free glucose spray that is marketed as an aid for dieters and can be used between meals as part of a daily diet routine, during exercise and before bedtime.  Crave-NX™ is the first product related to weight loss that we have launched.  A separate study conducted by scientists at the University Campus Bio-Medico, Rome, Italy had demonstrated that delivery of small amounts of glucose during the day appeared to reduce the body mass index of subjects using Crave-NX ™ as compared to a control group. Such a benefit may be of benefit individuals with obesity and diabetes.  It is estimated that there are over 70 million dieters in the United States, the majority of whom try to lose weight by themselves.

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

Currently, BaBOOM!™ Energy Spray and Crave-NX™ are being considered for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada. Glucose RapidSpray™ is currently being marketed in the Middle East through the Generex MENA office in Dubai and in South Africa and six neighboring countries through the Master Distributor Agreement with Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd.  We expect to expand to other markets in fiscal 2010.

The strategy to develop and launch these over-the-counter confectionary products is threefold.  The first is to demonstrate the expansion of our proprietary RapidSpray ™ technology.  The second is to create a brand name in the marketplace particularly in the diabetes shelf space with Glucose RapidSpray ™ and Crave-NX ™ and on a mainstream scale with BaBOOM! ™ Energy Spray.  Finally, the product pipeline is expected to provide us with an additional revenue stream while we attain registrations and approvals worldwide for our oral insulin product.  While the company focuses on increasing the sales for each of these products, other related products will be developed to serve as pipeline products and future sources of incremental revenue.

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

Fertin produced clinical materials for a bioequivalence study of our proprietary metformin chewing gum, MetControl™, which was completed in late 2008.  In the study, we compared the single dose blood level profile of metformin to that of immediate-release metformin tablets.  We anticipate that formal Abbreviated New Drug Application with full support data will be prepared and submitted to health authorities in North America, Europe and other global regions in the first half of 2010, where we will be seeking regulatory approval for the sale of the product.

If we successfully develop the metformin medicinal chewing gum, we plan to market it as a companion product to Generex Oral-lyn™. We believe that a combination therapy of Generex Oral-lyn™, metformin gum, and other traditional oral agents could optimize the treatment of Type-2 diabetes and, possibly, delay the onset of certain complications associated with diabetes.  The company’s intended strategy  is to either contract a marketing partner  to market and distribute the product in major markets world-wide or to license the product for sale by a third party.

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

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. During the fiscal year ended July 31, 2009, we did not actively pursue our buccal morphine and buccal fentanyl projects.  The development of these products will most likely be delayed while we focus on late stage trials of the oral insulin formulation in the United States, Canada and Europe.

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

Immunomedicine Technology and Products

Our wholly-owned subsidiary Antigen Express is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast and prostate cancer, influenza (including H5N1 avian and H1N1 swine flu) and HIV. Autoimmune disease such as diabetes, multiple sclerosis and allergic asthma are the focus of our antigen-specific immune suppression work.

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

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. A Phase I trial involving 29 patients has been completed recently, which similarly showed safety, tolerability and induction of an immune response.  Agreements are in place for initiation of a phase II clinical trial.

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza.  In April 2007, a Phase I clinical trial of Antigen’s proprietary peptides derived from the hemagglutinin protein of the H5N1 avian influenza virus was initiated in healthy volunteers in the Lebanese-Canadian Hospital in Beirut, Lebanon.  We have completed the first portion of the Phase I trial.  Modified peptide vaccines for avian influenza offer several advantages over traditional egg-based or cell-culture based vaccines.  Modified peptide vaccines can be manufactured by an entirely synthetic process which reduces cost and increases both the speed and quantity of vaccine relative to egg- or cell-culture based vaccines.  Another advantage is that the peptides are derived from regions of the virus that are similar enough in all H5N1 virus strains such that they would not have to be newly designed for the specific strain to emerge in a pandemic.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

•	quality test studies;

•	pre-clinical tests /studies;

•	submission to the FDA of Investigational New Drug Applications (“INDs”) and/or Amendments for each planned human clinical trial;

•	FDA acceptance of INDs, which permit human clinical trials to commence; commencement and completion of numerous human clinical trials to establish the safety and efficacy of the subject drug;

•	submission of a New Drug Application to the FDA; and

•	FDA approval of the New Drug Application, including approval of all product labeling.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States.  To date, we have received the following foreign regulatory approval for our product candidates:

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

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs.

•
The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.  In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  Benta is currently working on reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

•
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

•
In September 2009, the U.S. Food and Drug Administration (FDA) granted approval for the treatment use of Generex Oral-lyn™ under the FDA's Treatment Investigational New Drug (IND) program.  The FDA's Treatment IND program allows us to provide early access to Generex Oral-lyn™ for patients with serious or life-threatening conditions for which there is no satisfactory alternative treatment.

Marketing and Distribution

We market our products through collaborative arrangements with companies that have well-established pharmaceutical marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

Generex Oral-Lyn™

Our business partner in Ecuador, PharmaBrand, has generated some commercial sales of Generex Oral-lyn™ in that country since the product received regulatory approval in May 2005.  Currently, our relationship with PharmaBrand is governed by a letter of intent, and we are in the process of refining our relationship with PharmaBrand to transition its role to primarily that of a manufacturer for the commercial orders placed worldwide with distribution rights in Ecuador.  We do not expect that such sales will be reflected in our financial statements until we have entered into a definitive agreement with PharmaBrand or until such time that sales are considered material.

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

•	Leosons General Trading Company, which holds the license under which the Generex MENA Office operates - 20 Middle Eastern and North African countries;

•	Shreya Life Sciences Pvt. Ltd. - India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka, and Myanmar;

•	Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. - South Africa, Lesotho, Swaziland, Botswana, Namibia, Mozambique and Zimbabwe;

•	E&V Alca Distribution Corp. - Albania, Montenegro, and the Kosovo;

•	Medrey S.A.L. (formerly MedGen Corp.) and Benta S.A.L. – Lebanon;

•	SciGen, Ltd. - China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam; and

•	Dong Sung Pharm. Co. Ltd. – South Korea.

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

Previously, we entered into a licensing and distribution agreement with the Armenian Development Agency and the Canada Armenia Trading House Ltd. for the commercialization of Generex Oral-lyn™ in the Republic of Armenia, Georgia and the Republic of Kazakhstan.  Although an application for registration has been submitted to public health authorities in Armenia, to date no approval has been forthcoming.  We terminated this agreement in January 2008, but we are continuing to prosecute the Armenian application on our own through our Generex MENA branch office.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. Benta is currently working on reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

Our Generex MENA office, located in Dubai Healthcare City, has filed submissions of the Generex Oral-Lyn™ dossier with regulatory agencies throughout the Middle East and North Africa and has established a distribution network in over 20 countries.  This distribution network is responsible for following up with dossiers submitted in their specific regions, and has also been actively purchasing and distributing the company’s confectionary line of products.

In March 2008, we received the first commercial purchase order for the product from our distributor in India. We have partially manufactured the product to fulfill this order at the PharmaBrand facility in Ecuador and partial shipment was made in September 2008.   A marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™--the trademark under which Shreya will market Generex Oral-lyn™ within India.  The marketing plan also includes post-approval marketing studies. We did not recognize any revenues from the sale of Generex Oral-lyn™ in India in the 2009 fiscal year.

Over-the-Counter Products

We have entered into distribution agreements or have our products listed with a number of pharmaceutical wholesalers, including Cardinal Health, McKesson USA, AmerisourceBergen Corporation, DIK Drug Co., H.D. Smith Wholesale Drug, Rochester Drug Company, Smith Drug Company, Value Drug Company, Kohl & Frisch Limited, UniPharm Wholesale Drugs Ltd and McKesson Canada, for the distribution of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ ..  Our products are available in a number of retail chains and outlets throughout the United States and Canada, including Rite Aid, Meijer, Medicine Shoppe, Kinney Drug, Inc., Kerr Drug, Inc. Wal-Mart Canada, Shoppers Drugmart, Rexall PharmaPlus, Loblaw Companies Ltd., and 7-11 Canada Inc.

Glucose RapidSpray™ is also available for sale on the Internet through Amazon.com, Walgreens.com, AmericanDiabetesWholesale.com and DiabeticExpress.com, as well as in a number of independent drugstores throughout North America.

We have entered into a distribution agreement with Butler Animal Health Supply LLC, a USA leading distributor of companion animal health supplies to veterinarians, pursuant to which Butler will distribute Glucose RapidSpray in the animal health industry in the United States.

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

Our over-the-counter glucose and energy spray products, BaBOOM!™ Energy Spray and Crave-NX™, are being reviewed for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada.   Recently, we have begun limited direct marketing of our glucose sprays on the Internet and have established web sites for each of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ where consumers may purchase these products directly.

We continue to seek to expand our existing distribution channels for our over-the-counter confectionary products through our Generex MENA branch office and to date we have enlisted distributors in over twenty countries in the Middle East and North Africa to market the products on our behalf. Generex MENA has also been pursuing distribution channels for the confectionary products outside of their immediate jurisdiction and has been successful in penetrating markets with these products in Africa, Eastern Europe, and Australia.

Under these agreements, we will not receive an upfront license fee with respect to the confectionary products, but the respective distributor will bear all costs associated with the procurement of governmental approvals for the sale of the products, including any clinical and regulatory costs.

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

In March 2006, we successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, in Quito, Ecuador for the purposes of commercial supply and sales in Ecuador and other countries that can procure registrations and import licenses.   We anticipate that the capacity of this facility will be sufficient to support commercial sales in Ecuador and other countries in Latin America.

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC, now known as Catalent Pharma Solutions (Catalent), in June 2006, pursuant to which Catalent will manufacture clinical trial batches of Generex Oral-lyn™.  Pursuant to pre-extant supply arrangements, our third-party suppliers have been manufacturing the quantities of the RapidMist™ brand metered dose inhaler components (valves, canisters, actuators, and dust caps), the insulin, and the formulary excipients that will be required for the Catalent production. In addition, our Regulatory Affairs, Quality Control and R&D personnel have been working with Catalent to prepare and validate the Catalent production processes.  We are currently negotiating terms with Catalent for production of commercial quantities of Generex Oral-lyn™.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Our over-the-counter glucose and energy products are manufactured in the United States by Team Tech Inc. in Tennessee and in Canada they are manufactured by Pax-All Manufacturing, Inc., a contract manufacturing company with an emphasis on over-the-counter and personal care products at Pax-All’s manufacturing facility located in Mississauga, Canada.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ brand metered dose inhaler are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device will be utilized with the commercial version of our insulin product in Ecuador, India, Lebanon and Algeria, as well as the components for the commercial version of our new glucose spray and energy products in the United States and Canada. We have secured supply arrangements with manufacturers for each of the components and the propellant that we presently use in our RapidMist™ brand metered dose inhaler for commercial quantities of such components.  All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for each of these components and the propellant, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. We currently procure recombinant human insulin crystals for clinical trials and commercial production in Ecuador from time to time from a European supplier whose production facility is GMP certified by the FDA and European health authorities. We are working towards the establishment of a guaranteed long-term supply arrangement while also exploring potential alternative sources of supply. We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist us to obtain, pharmaceutical compounds that are used in products covered under such agreements.

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

We currently have twenty-one issued U.S. patents and four pending U.S. patent applications pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin) as well as pain relief medications such as morphine and fentanyl.  We currently hold eight issued Canadian patents and five pending Canadian patent applications also relating to various aspects of drug delivery technology.  We also hold one hundred and twenty-eight issued patents and ninety-six pending patent applications covering our drug delivery technology, including our over-the-counter glucose and energy spray products and metformin gum, in jurisdictions other than the U.S. and Canada, including Japan, Mexico, Australia and several European countries.  We plan to continue to expand our patent portfolio for additional products, formulations and device inventions.  We also plan to expand the territorial coverage of our existing patent portfolio and new additions to more markets around the world where we plan to do business.

Furthermore, we have an indirect interest in eighteen drug delivery patents held by another company, Centrum Biotechnologies, Inc.

In addition to patents, we hold intellectual property in the form of trademark applications or registrations for GENEREX BIOTECHNOLOGY (Design), GENEREX ORAL-LYN, ORAL LYN, ORAL-LYN, ORALIN, GLUCOSE RAPIDSPRAY, METCONTROL, RAPIDMIST, GLUCOBREAK, NICOBREAK and BABOOM! in various jurisdictions in the world. We are also using, either by ourselves or through a licensee, the trademarks CraveNx™  and Oral Recosulin™ in some jurisdictions. No applications to register CraveNx™  and Oral Recosulin™ have been made as of the date of writing this statement.  Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Our subsidiary Antigen Express currently holds nine issued U.S. patents, three Australian patents, twelve other foreign patents, five pending U.S. patent applications, three pending U.S. provisional patents and sixteen foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on most of these patents and patent applications, including those licensed from the University of Massachusetts.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See Part I - Item 3. Legal Proceedings for a discussion of certain legal proceedings involving intellectual property issues.

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

Buccal Insulin Product

•
MannKind Corporation’s product candidates include AFRESA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes.  It is a drug-device combination product which administers insulin through inhalation to the lungs.  MannKind submitted an NDA to the FDA requesting approval to market AFRESA in May 2009.

•
Nektar Therapeutics and Pfizer terminated their collaborative development and licensing agreement for Exubera® and Nektar’s next-generation inhaled insulin product in November 2007.  Exubera® was the first inhaled insulin formulation to receive FDA approval.  In April 2008, Nektar announced that it had ceased all negotiations with potential partners for Exubera® and the next-general inhaled insulin product as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increased risk of lung cancer in certain patients. We are not aware of any product candidates under development by Nektar that compete directly with Oral-lyn™, nor are we aware of any product currently in Pfizer’s pipeline that directly competes with Oral-lyn™.

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

•
In May 2009, Alkermes, Amylin Pharmaceuticals, Inc. and Eli Lilly and Company submitted a New Drug Application (NDA) for exenatide once weekly, an extended-release injectable formulation, to the U.S. Food and Drug Administration (FDA). The NDA was accepted for review by the FDA in July 2009. If approved, exenatide once weekly would be the first once-a-week therapy for the treatment of type 2 diabetes.

•
CPEX Pharmaceuticals, Inc.’s proprietary permeation enhancer, CPE-215®, provides skin, mouth, nose and eye membrane absorption of a variety of pharmaceuticals.  CPEX has applied this technology to Nasulin™, through which insulin is absorbed via nasal mucosa.  Nasulin™ is currently in Phase II clinical trials.  Bentley Pharmaceuticals spun off its drug delivery business as CPEX prior to Bentley’s merger with Teva Pharmaceuticals Industries, Ltd.

•
There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in phase II clinical trials.  Emisphere Technologies, Inc. has done some research on oral insulin and completed phase II clinical trials in 2006, however they have announced that they will not currently focus their development resources on oral insulin, but will instead focus their diabetes treatment research on developing GLP-1 analogs.  Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials.

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

•
MDRNA, Inc. (formerly Nastech Pharmaceuticals) was developing an intranasal formulation of morphine that was in Phase II clinical trials, but announced in 2008 that they were decreasing their focus on intranasal products including morphine.

Immunomedicine Technology and Products

•
Novavax, Inc. is a clinical-stage biotechnology company which is developing vaccines to address a broad range of infectious diseases, including H1N1, seasonal influenza and respiratory syncytial virus (RSV) using proprietary virus-like particle technology.  In September 2009, Novavax announced favorable results from a Phase II clinical trial of its seasonal flu vaccination product and in August 2009 they announced positive preclinical results for a H1N1 influenza product.

•
Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system.  Advaxis’ most advanced product candidate is Lovaxin C, which is used to treat head and neck cancer and human papillomavirus (HPV)-derived cervical cancer.  Advaxis is currently in the Phase I clinical trial stage for Lovaxin C in 2008 and has prostate and breast cancer vaccines in preclinical phases.

•
Micromet, Inc. uses two platform technologies to treat cancers, autoimmune diseases and inflammation:  (i) the creation of Single-Chain Antibodies (SCAs) through the use of the antigen-binding region of a full-sized antibody, held together by a linker; and (ii) BiTE® technology which utilizes the body’s CTLs to attack tumor cells. Micromet is currently in Phase II clinical trials for its most developed product candidate, adecatumumab (MT201), for treatment of metastatic breast cancer.

•
Sanofi Pasteur Inc., the vaccine division of Sanofi-Aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases.  It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•
Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules.  Its most advanced product candidate now in Phase III clinical trials is Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer.  Phase III trial data released in April 2009 indicated this product prolonged survival in men with advanced prostate cancer.  Dendreon has completed Phase I clinical trials in of Lapuleucel-T in patients with breast, ovarian and colorectal tumors.  Lapuleucel-T targets HER/2-positive cancers.

•
Cell Genesys, Inc. was developing products for the treatment of prostate cancer.  The GVAX™ cancer treatments are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety.  Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008.  In late 2008, Cell Genesys announced they were terminating their phase III trials for the GVAX™ prostate cancer products.  Cell Genesys, in partnership with Novartis AG, is also developing CG0070, an oncolytic virus therapy for the treatment of bladder cancer which is currently in Phase I clinical trials.

•
Pharmexa-Epimmune, Inc., the U.S. subsidiary of Pharmexa A/S was sold to Korean company, VaxOnco, Inc., a Korean company specializing in peptide based vaccines, in April 2009.  Pharmexa-Epimmune has in its product pipeline a peptide vaccine, GV1001, which is in Phase III clinical trials for pancreatic cancer and Phase II clinical trials for liver and non-small cell lung cancer and two vaccines against HER/2-positive breast cancer in Phase I and Phase II clinical trials.  Pharmexa-Epimmune has received significant NIH funding for vaccines against malaria and HIV, some of which are currently in Phase I testing.

•
CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a first-line standard of care cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors.  CEL-SCI is currently preparing to initiate a Global Phase III clinical trial of Multikine® in patients with Advanced Primary Squamous Cell Carcinoma of the Oral Cavity.  CEL-SCI has also developed the Ligand Epitope Antigen Presentation System (L.E.A.P.S.) delivery technology. In April 2006, Cel-Sci filed a provisional U.S. patent application covering CEL-1000, the lead product developed from the L.E.A.P.S. technology, for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine, however this product has not yet reached the clinical trial stage.

Large pharmaceutical companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., Sanofi Pasteur, Inc. and MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the vaccine market.  These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products.   As such, they are also considered significant competitors in the field of immunomedicines.  There are also many smaller companies not specifically mentioned in the sections above which are also pursuing similar technologies.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2009, our expenditures on research and development were $103,597,393. This included $13,561,681 in the year ended July 31, 2009 and $16,359,030 in the year ended July 31, 2008. The decrease in our research and development activities in 2009 compared to 2008 is due primarily to the reduction of our expenses in connection to Phase III clinical trials of our oral insulin product in Canada and around the world.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last two fiscal years are presented Note 16 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2009, we had forty-three full-time employees, including our employees at Antigen and the Generex MENA branch office, as well as executive officers and other individuals who work for us full-time but are employed by management companies that provide their services. Thirteen of our employees are executive and administrative, twenty-five are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and five are engaged in corporate and product promotion and product sales. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the fiscal year ended July 31, 2009, we received modest revenues from sales of our over-the-counter confectionary products. We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2009, although we did recognize $500,000 in licensing fee revenue relating to the signing of a licensing and distribution agreement for the sale of Generex Oral-lyn™ in Korea. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India sometime this fiscal year.  We also have entered in subdistribution agreements in Lebanon and Algeria but do not expect any signification revenue from the launch of the product in those countries in calendar year 2009.

To date, we have not been profitable and our accumulated net loss available to shareholders was $294,041,489 at July 31, 2009. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and has been approved for sale in India, Lebanon and Algeria and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-Nx™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™, Glucose RapidSpray™, BaBOOM! ™ Energy Spray and Crave-Nx™, our technologies and products are at an early stage of development and we cannot expect significant revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India and our glucose sprays which are available over-the-counter in certain retail outlets in the United States and Canada and in the Middle East. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we expect to receive only modest revenues from product sales in fiscal year 2010. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador, Lebanon, Algeria and India. We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites in North America according to the Phase III clinical plan.

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

Pre-clinical and clinical trials of our products, and the manufacturing and marketing of our technologies, are subject to extensive, costly and rigorous regulation by governmental authorities in the United States, Canada and other countries. The process of obtaining required regulatory approvals from the FDA and other regulatory authorities often takes many years, is expensive and can vary significantly based on the type, complexity and novelty of the product candidates. For these reasons, it is possible we will not receive regulatory approval for any prescription pharmaceutical product candidate in any countries other than Ecuador, Lebanon, Algeria and India.

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

Delays in obtaining United States or other foreign approvals for our pharmaceutical products could result in substantial additional costs to us, and, therefore, could adversely affect our ability to compete with other companies. If regulatory approval is ultimately granted in any countries other than Ecuador, Lebanon, Algeria and India, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

Even if we obtain regulatory approval to market our oral insulin product outside of Ecuador, India, Lebanon and Algeria or to market any other prescription pharmaceutical product candidate, many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

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

Sales of our oral insulin formulation in Ecuador, Lebanon, Algeria and India and our other potential pharmaceutical products in other markets will depend in part on the availability of reimbursement by third-party payers such as government health administration authorities, private health insurers and other organizations. Third-party payers often challenge the price and cost-effectiveness of medical products and services. Governmental approval of health care products does not guarantee that these third-party payers will pay for the products. Even if third-party payers do accept our product, the amounts they pay may not be adequate to enable us to realize a profit. Legislation and regulations affecting the pricing of pharmaceuticals may change before our products are approved for marketing and any such changes could further limit reimbursement.

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

On October 16, 2008, NASDAQ temporarily suspended enforcement of the minimum bid price requirement until January 19, 2009.  On December 16, 2008, NASDAQ extended the temporary suspension of enforcement until April 20, 2009, and, on March 9, 2009, NASDAQ further extended the temporary suspension until July 20, 2009 and, on July 14, 2009, NASDAQ further extended the temporary suspension until July 31, 2009.  With the extended suspension, we now have until November 6, 2009 to comply with the minimum bid price requirement.  Therefore, if, at any time prior to November 6, 2009, the bid price of our common stock closes at $1.00 per share or more for a minimum period of ten (10) consecutive business days, we will regain compliance with the Rule.

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

Furthermore, the stock market generally and the market for stocks of companies with lower market capitalizations and small biopharmaceutical companies, like us, have from time to time experienced, and likely will again experience significant price and volume fluctuations that are unrelated to the operating performance of a particular company.  During the third calendar quarter of 2008 and continuing to date, we, like many other publicly traded companies, have experienced a sharp decline in the price of our stock attributable to concerns about the current global recession.  The widespread decline in stock prices led The NASDAQ Stock Market to further extend its temporary suspension of enforcement of the minimum bid price requirement until July 31, 2009.

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

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 41,769,900 shares of common stock are issuable upon exercise of the warrants that we issued on March 31, 2008, May 15, 2009, June 15, 2009, August 6, 2009 and September 14, 2009 (without regard to additional shares which may become issuable due to anti-dilution adjustments or in connection with payments of interest), which represents approximately 18% of the shares of common stock currently outstanding.  Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants sold in the offerings that closed on June 15, 2009, August 6, 2009 and September 14, 2009 and sold or re-priced in our March 31, 2008 private placement could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of the Company by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the Company, and dilute the interest of a party attempting to obtain control of the Company.

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

Not applicable.

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

We have mortgages on our Toronto properties totaling $2,915,209 at July 31, 2009. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $28,000 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,060,788 in fiscal 2010.

We lease approximately 4,336 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of approximately $180,000. This space is sufficient for Antigen’s present activities.

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

Item 4.                      Submission of Matters to a Vote of Security Holders.

Our Annual Meeting of Stockholders was held on July 30, 2009. At the meeting, 127,859,734 shares of common stock were represented out of 189,171,778 shares that were entitled to vote. Our stockholders took the following actions at the Annual Meeting:

1.	Elected five directors;

2.	Approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 500,000,000 to 750,000,000;

3.	Approved an amendment to the Generex Biotechnology Corporation 2006 Stock Plan and approved the 2006 Stock Plan, as amended;

4.
Authorized the Board of Directors, in the three-month period commencing with the date of the annual meeting, to issue, without prior stockholder approval, in connection with capital raising transactions up to 50,000,000 shares of common stock, including options, warrants, securities or other rights convertible into common stock, in the aggregate, in excess of the number of shares that NASDAQ Listing Rule 5635(d)(2) permits us to issue in such transactions without prior stockholder approval, the issuance of such 50,000,000 shares to be upon such terms as the Board of Directors shall deem to be in our best interests, for a price of not less than 70% of the market price at the time of such issuance and for an aggregate consideration not to exceed $20,000,000, which such authorization shall include shares of common stock issued by us at or above market price prior to the date of the annual meeting in the event The NASDAQ Stock Market, Inc. integrates (i) a new below market issuance by us within the three-month period commencing on the date of the annual meeting with (ii) the prior issuance; and

5.	Ratified the appointment of MSCM LLP as independent public accountants for the fiscal year ending July 31, 2009.

The results of the vote for the Board of Directors were as follows:

Election of nominees to Board of Directors for terms expiring July 29, 2010	Votes For	Votes Withheld

Anna E. Gluskin	88.40%	11.60%
	113,017,605	14,842,129
John P. Barratt	92.39%	7.615%
	118,128,107	9,731,627
Brian T. McGee	92.59%	7.41%
	118,384,656	9,475,078
Nola E. Masterson	91.69%	8.31%
	117,224,124	10,635,609
Rose C. Perri	89.08%	10.92%
	113,890,460	13,969,274

The results on the votes of the proposals were as follows:

Proposal	Votes For	Votes Against	Abstention	Broker Non-Votes
Proposal 2: Approval of Amendment to Increase Authorized Shares	50.13%1 94,833,999	17.08%1 32,315,487	0.37%1 710,247
Proposal 3: Approval of Amendment to 2006 Stock Plan	67.13%2 17,346,428	30.26%2 7,820,739	2.59%2 671,711	102,020,856
Proposal 4: Approval of Potential Issuance and Sale of Securities	61.45%2 15,878,209	37.16%2 9,602,008	1.38%2 358,661	102,020,856
Proposal 5: Ratification of MSCM LLP	93.85%2 119,999,562	2.61%2 3,346,774	3.52%2 4,513,397
(1) percent of shares outstanding
(2) percent of shares voted

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

The table below also sets forth the high and low sales prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter in the prior two years ended July 31, 2009.

	Bid Prices
	High	Low

Fiscal 2008
First Quarter	$1.70	1.41
Second Quarter	$1.95	1.27
Third Quarter	$1.45	0.81
Fourth Quarter	$1.19	0.74

Fiscal 2009
First Quarter	$0.80	0.26
Second Quarter	$0.67	0.30
Third Quarter	$0.70	0.08
Fourth Quarter	$1.14	0.35

The closing trading price for our common stock reported on October 13, 2009 was $0.73.

As of October 13, 2009, there were approximately 678 holders of record of our common stock.  Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Sales of Unregistered Securities

In addition to the sales of unregistered securities of the Company disclosed in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K filed May 18, 2009, June 16, 2009, August 6, 2009 and September 14, 2009, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2009.

During the three months ended July 31, 2009, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended July 31, 2009, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Corporate Profile, LLC, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended July 31, 2009, we issued 25,000 shares of common stock to Corporate Profile pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Corporate Profile, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Avalanche Strategic Communications, a consultant, pursuant to an agreement to provide us with investor relation services until August 31, 2009.  During the three months ended July 31, 2009, we issued 34,089 shares of common stock to Avalanche pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Avalanche Strategic Communications is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until June 20, 2009.  During the three months ended July 31, 2009, we issued 300,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended July 31, 2009, we have issued shares of our common stock to the following consultants for investor relation and financial services: Ventures and Projects Management Inc. (750,000 shares), Sound Capital Inc (450,000 shares), Naif Hajjar (415,000 shares), Luxury Air (39,000 shares).  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Ventures and Projects Management Inc., Sound Capital Inc., Naif Hajjar and Luxury Air are all “accredited investor(s)” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2009.

Item 6.                   Selected Financial Data.

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 6.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2008 and 2009. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2009 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 350 patients have been enrolled in 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

We received a Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008. Over the past few months, we have initiated the process with the FDA to allow for the availability of Generex Oral-lyn™ for compassionate use in the United States on an individual patient basis (Single Patient IND), as well as in a cohort of patients based on a Treatment IND protocol. Upon FDA approval, this compassionate use program would allow diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes, to have access to Generex Oral-lyn™.  We will continue to expand our SAP participation in additional countries around the world.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd. officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin. Each package of Oral Recosulin contains two canisters of our product along with one actuator. Product has been available for sale in India since January 2009, and an estimated 50 dialectologists are currently prescribing Oral Recosulin there.

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

Using our buccal delivery technology, we also have launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, Crave-NX™ 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions. In fiscal 2009, we received modest revenues from sales of our commercially available products, our confectionary, Glucose RapidSpray™,  a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, Crave-NX™.  All three products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide. We are currently pursuing European registrations for these products.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results, that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. An additional Phase I trial has been initiated recently in patients with either breast or ovarian cancer.  The synthetic vaccine technology has particularly advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to pandemic influenza viruses, development efforts also are underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

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

We are a development stage company. From inception through the end of the year ended July 31, 2009, we have received only limited revenues from operations. In the fiscal years ended July 31, 2009 and 2008, we received approximately $1,118,509 and $124,891 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in both fiscal periods pertained to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the fiscal year ended July 31, 2009, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

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

Generex Oral-lyn™ was approved for importation and commercial sale in India in November 2007.  In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd. officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin. Each package of Oral Recosulin contains two canisters of our product along with one actuator. Product has been available for sale in India since January 2009, and an estimated 50 dialectologists are currently prescribing Oral Recosulin there.  We did not recognize any revenues from the sale of Generex Oral-lyn™ in India in the 2009 fiscal year.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year.

During the fiscal year ended July 31, 2009, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products.  During the fiscal year ended July 31, 2009, approximately 84.2% or $11,424,702 of our $13,561,681 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.  During the fiscal year ended July 31, 2008, approximately 84.6% of our $16,359,030 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 15.8% or $2,136,979 of our research and development expenses for the fiscal year ended July 31, 2009 was related to Antigen's immunomedicine products compared to approximately 15.4% or $2,517,552 of our research and development expenses for the fiscal year ended July 31, 2008. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Revenue Recognition. Net sales of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for the Company, if the title of the goods passes to the buyer and the buyer assumes the risks and rewards of ownership. In the event where the customers have the right of return, sales are deferred until the right of return lapses or the product is resold. Nonrefundable fees received under licensing agreements are recognized as revenue when received if the Company has no continuing obligations to the other party. Rental income from our properties is recognized as revenue in the period in which the space is occupied.

Inventory. Inventory consists of commercially available products and their components.  Inventory is stated at the lower of cost or market with cost determined using the first-in first-out method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventories to their net realizable value.  Inventory also includes the cost of products sold to the customers with the rights of return.

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

Results of Operations
Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

Our net loss for the fiscal year ended July 31, 2009 (fiscal 2009) was $45,812,228 versus $36,228,991 in the fiscal year ended July 31, 2008 (fiscal 2008).  The increase in net loss in fiscal 2009 versus fiscal 2008 is primarily due to the increase in interest expense to $20,114,595 from $4,280,558 which related mainly to the non-cash interest expense related to the amortization of the discount on the secured convertible notes issued in March 2008 of $15,931,481.  The increase in interest expense was offset by decreases in research and development expenses of $2,797,349 and decreases in general and administrative expenses of $4,432,696, as we opted to conserve cash during parts of the year, until such time as we could raise additional funding in the volatile equity markets.  Our operating loss for fiscal 2009 decreased to $26,256,160 compared to $33,445,470 in fiscal 2008.  The decrease resulted primarily from the reduction in research and development expenses and general and administrative expenses described above and an increase in revenue to $1,118,509 from $124,891 , which was partially offset by an increase in selling expense to $2,120,903 from $1,562,258. The increase in net revenue is attributable to a non-refundable license fee relating to the signing of a licensing and distribution agreement in Korea for Generex Oral-lyn™ and over $460,000 in revenue generated through our Generex MENA branch office in Dubai in fiscal 2009.  This compared to $124,891 of revenue related to our over-the-counter confectionary products in North America in fiscal 2008.

The decrease in research and development expenses, as well as general and administrative expenses in fiscal 2009 reflects our efforts to conserve cash during parts of the year, until we were able to successfully raise additional capital in the fourth quarter of fiscal 2009.  The increase in selling expenses to $2,120,903 from $1,562,258 is primarily associated with the opening of our Generex MENA branch office in Dubai with the intent of securing product licensing for Generex Oral-lyn™ in the Middle East and North Africa, as well as Asia and Eastern Europe, and increasing the revenues from our over-the-counter confectionary products in the same regions.

Our interest income decreased to $237,977 in fiscal 2009 compared to $1,166,439 in the last fiscal year primarily due to a combination of lower cash balances and lower market interest rates. We received slightly lower income from rental operations (net of expense) of $320,547 in fiscal 2009 compared to $330,533 in fiscal 2008.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2009, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Beyond that, we may require additional funds to support our working capital requirements or for other purposes.

While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2009.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador, India, Lebanon or Algeria or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs, curtail some of our commercialization efforts or prevent our satisfaction of obligations under the secured convertible notes.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  We filed a shelf registration statement with the Securities and Exchange Commission (“SEC”) to register an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units, the aggregate initial offering price of which is not to exceed $150,000,000.  In May, June, August and September 2009, we conducted offerings pursuant to this registration statement as described below and raised an aggregate of $32,335,164 in net proceeds. Management is actively pursuing industry collaboration activities, including product licensing and specific project financing. We are also examining options for the procurement of a reliable long-term insulin supply for our future commercial needs.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India may provide us with revenue in 2009.  We believe that the successful commercial launch of Oral-lyn™ in India and other countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

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

The Notes had an 18-month maturity and amortize over fifteen months in fifteen equal monthly installments beginning on August 1, 2008. Interest on the principal amount outstanding under the Notes accrued at a rate of eight percent (8%) per annum.  We could pay installments of principal and accrued interest in cash or, at our option, in shares of our common stock subject to the satisfaction of certain conditions. If we elected to pay principal and interest in shares of our common stock, the value of each share of common stock was calculated as equal to the lower of (a) the conversion price, and (b) 90% of the average of the volume weighted average prices of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable payment date.

At the option of each Noteholder, the principal amount outstanding under each Note was convertible at any time into shares of our common stock at the initial conversion price of $1.21, which represented 110% of the closing bid price of our common stock on the NASDAQ Capital Market on the closing date, March 31, 2008.

Until the later of (i) 12 months after the effective date of such a registration statement and (ii) the date the Notes were repaid or converted in full, the Noteholders have the right to participate in any capital raising transactions that we undertake.

The Series Warrants issued in connection with the March 2008 Securities Purchase Agreement included:

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

The initial exercise price of each Series Warrant was $1.21. As described below, the exercise price of the Series Warrants has been reduced to initially to $0.50 and to $0.33 as a result of an anti-dilution provision triggered by the May 2009 private placement.

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

Subsequent Agreements with the Noteholders

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

In December 2008, we failed to comply with the covenant to maintain Net Cash Balance in excess of an amount equal to 75% of the aggregate principal amount outstanding under all of the Notes.  Under the Notes, “Net Cash Balance” was defined as, at any date, (i) an amount equal to the aggregate amount of cash, cash equivalents (but not including any restricted cash) and marketable securities, consisting of corporate bonds, commercial paper and medium-term notes, as shown or reflected in the notes to our consolidated balance sheet as at such date minus (ii) all indebtedness of the company and our subsidiaries, including, trade payables but excluding, indebtedness under the Notes.

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

•
We had a one-time right to require each of the Noteholders to exercise all of their then outstanding Series Warrants and Pre-Extant Warrants if the arithmetic average of the volume weighted average price of our common stock on the principal trading market for a twenty-one (21) consecutive trading day period is equal to or greater than $1.00.  We agreed to issue each Noteholder a seven-year warrant to acquire up to the number of shares of our common stock acquired by such Noteholder in connection with the Noteholder’s exercise of its Series Warrants and its Pre-Extant Warrants pursuant to the exercise of our call option, at an exercise price of $1.00 per share.

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

During the Standstill Period, each Noteholder agreed not to exercise any of its rights or remedies solely with respect to any of the existing Events of Default. Upon the expiration of the Standstill Period or upon the occurrence of any Event of Default occurring after February 27, 2009 (each such event a “Standstill Termination”), each Noteholder had the right to immediately exercise all of its rights and remedies under the Notes and the related Security Agreement.

We agreed to amend the terms of each Note as follows:

(a)	The Maturity Date was accelerated from August 30, 2009 to July 1, 2009, subject to extension by the Noteholder.

(b)
The term “Installment Date” in the Note was amended to mean each of the following dates: (i) August 1, 2008, (ii) September 1, 2008, (iii) October 1, 2008, (iv) November 1, 2008, (v) December 1, 2008, (vi) January 1, 2009, (vii) February 1, 2009, (viii) March 1, 2009, (ix) April 1, 2009, (x) May 1, 2009, (xi) June 1, 2009 and (xii) the Maturity Date.

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

(d)	Section 4(a)(iii) of the Note was amended to permit our common stock to be quoted on the OTC Bulletin Board if it is suspended from trading or delisted from the NASDAQ Capital Market.

(e)
The monthly expenditure of cash by Generex together with its subsidiaries in excess of $900,000 in the aggregate in March, April or May 2009 would constitute an “Event of Default,” provided that all cash used to effect Company Redemptions under the Notes as permitted thereunder would not be deemed to be cash expended solely for purposes of this determination.

(f)
An “Event of Default” was defined to include any breach by Generex of Section 8 of the Registration Rights Agreement (including, without limitation, any failure by Generex to (i) file with the SEC any required reports under Section 13 or 15(d) of the 1934 Act such that it is not in compliance with Rule 144(c)(1), or (ii) meet any of the requirements under rule 144(i)(2)).

(g)
As of February 27, 2009, we could only effect a Company Redemption with respect to the payment of an Installment Amount in cash by using net proceeds received by us from any subsequent private placements, revenues from sales of our products or licensing fees received by us.

(h)
We had to provide a monthly certification executed by our Chief Financial Officer stating whether an Event of Default occurred with respect to our cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and we must publicly disclose any such Event of Default on the date of such certification.

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

With respect to the April 1, 2009 Installment Date, the following terms applied:

•	March 9, 2009 would constitute the Installment Notice Due Date.

•
The Pre-Installment Conversion Price would be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of our common stock on each of the 14 consecutive trading days immediately preceding March 9, 2009 (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
The Company Conversion Price would be equal to the price which shall be computed as 90% of the arithmetic average of the VWAP of our common stock on each of the 17 consecutive trading days immediately preceding such Installment Date (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

•
We would deliver the Pre-Installment Conversion Shares (which will be equal the number of shares of common stock equal to the quotient of (i) the Installment Amount due on such Installment Date divided by (ii) the Pre-Installment Conversion Price) to the Noteholder no later than two trading days after March 9, 2009.

•
The number of shares of common stock to be delivered pursuant to a Company Conversion on April 1, 2009 with respect to the Installment Amount due on that date would be reduced by the above-mentioned number of the Pre-Installment Conversion Shares previously delivered.

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

Satisfaction of the Notes

During third fiscal quarter ending April 30, 2009, we incurred interest expense of $5,296,582 related to the Notes that included non cash accounting expense of $5,144,965 relating to debt discount.

As of June 1, 2009, we had issued 45,848,982 shares of common stock and paid $5,380,697 in cash to repay Note principal and accrued interest in the aggregate amount of $22,028,016.  In addition, following the decrease in the conversion/exercise price of the Notes and related warrants resulting from the May 2009 private placement described below under the heading “Financing-May 2009 Private Placement,” the Noteholders converted outstanding principal amount due under the Notes and the accrued interest thereon. As of June 1, 2009, the Noteholders had converted an aggregate amount of $2,394,000 in Note principal and accrued interest, which represented satisfaction in full of the remaining outstanding principal balance and accrued interest on the Notes.

As a result of the satisfaction of the Notes, we secured the release of the $3,000,000 in cash collateral provided as security for our obligations under the Notes in the form of the letter of credit required by the Forbearance Agreements.

Proceeds from Series Warrant Exercises

We may receive additional proceeds from the exercise of Series Warrants, although the Series Warrants include a cashless exercise feature.  As of October 1, 2008, all of the Series Warrants issued in March 2008 became exercisable.  At July 31, 2009, outstanding Series Warrants issued in connection with the March 2008 Securities Purchase Agreement and the Pre-Extant Warrants described above were as follows:

Date Issued	Aggregate No. of SharesUnexercised	Exercise Price*	Expiration Date
March 31, 2008	2,959,423	$0.33	January 29, 2010

March 31, 2008	20,826,950	$0.33	March 31, 2016

March 31, 2008	12,179,745	$0.33	September 30, 2016
*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

Financing - May 2009

In accordance with the Forbearance Agreements, on May 15, 2009, we and certain accredited investors entered into a securities purchase agreement, pursuant to which we sold an aggregate of 15,151,517 shares of our to such investors. The purchase price per share of common stock was $0.33.  Our net proceeds from the registered direct public offering, after deducting placement agent fees and our estimated offering expenses, were approximately $4,555,000.

The common stock was issued pursuant to a prospectus supplement filed with the SEC on May 15, 2009, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-139637), as amended, which became effective on February 23, 2007.

On May 5, 2009, we entered into a placement agency agreement with Rodman & Renshaw, LLC, pursuant to which Rodman & Renshaw agreed to act as our exclusive placement agent in respect of the forgoing transaction.  We paid Rodman & Renshaw a cash fee of $100,000 (2.0% of the gross proceeds from the sale of the securities) and reimbursed Rodman & Renshaw for legal fees and expenses incurred by it in the aggregate amount of $25,000.  Under the placement agency agreement, Rodman & Renshaw was not purchasing or selling any of the shares we offered and was not required to arrange the purchase or sale of any specific number of shares or dollar amount.  Rodman & Renshaw agreed only to use commercially reasonable efforts to arrange for the sale of our stock.  The placement agency agreement expired in August 2009.

We filed the placement agency agreement and the securities purchase agreement as Exhibits 1.1 and 1.2, respectively, to our Current Report on Form 8-K filed on May 18, 2009.

Financing – June 2009

On June 15, 2009, we and certain investors entered into a securities purchase agreement pursuant to which we sold an aggregate of 17,200,000 shares of our common stock and warrants exercisable for up to 8,600,000 shares of our common stock to the investors.  Certain of the investors participated in the offering by exercising participation rights granted to them under a prior securities purchase agreement that they entered into with us on March 31, 2008. The purchase price per share was $0.6389, and the exercise price per share of the warrants is $0.76.  The warrants are exercisable for a period of 5 years beginning 183 days after the closing date.  The net proceeds to Generex from the registered direct public offering, after deducting placement agent fees and its estimated offering expenses, were approximately $10,800,000.

The shares and the warrants were issued pursuant to a prospectus supplement filed with the SEC on June 15, 2009, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-139637), as amended, which became effective on February 23, 2007.

On June 8, 2009, we entered into a placement agency agreement with Midtown Partners & Co., LLC (“Midtown”), pursuant to which Midtown agreed to act as our exclusive placement agent in respect of the forgoing transaction.  We paid Midtown a cash fee in the aggregate amount of $41,728.88.  This fee represented 2% of the gross purchase price paid for the shares and warrants at the closing by the investors other than the investors that exercised their participation rights pursuant to the March 31, 2008 securities purchase agreement.  In addition, we issued Midtown, or its permitted assigns, a five-year warrant to purchase up to 244,926 shares of our common stock representing 5% of the sum of the number of shares of common stock issued at the closing (but excluding the number of shares of common stock issued to any investor exercising participation rights), and (ii) the number of shares of common stock issuable upon exercise of all warrants issued at the closing (but excluding any such shares issuable to any investor exercising participation rights). The shares underlying Midtown’s warrant will be issued pursuant to the prospectus supplement. The warrant provides for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  The exercise price per share is $0.76. We also reimbursed the placement agent for certain fees and legal expenses reasonably incurred in connection with this offering.

Financing – August 2009

On August 6, 2009, we and certain investors entered into a securities purchase agreement pursuant to which we sold an aggregate of 8,558,013 shares of our common stock and warrants exercisable for up to 2,995,305 shares of our common stock to the investors. The purchase price of each unit (comprised of one share and one warrant to purchase thirty-five percent (35%) of one share of common stock) was $0.6602, and the exercise price per share of the warrants is $0.79.  The warrants are exercisable for a period of 5 years beginning 183 days after the closing date.  The net proceeds to us from the registered direct public offering, after deducting placement agent fees and our offering expenses, were approximately $5,200,000.

The shares and the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on August 6, 2009, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-139637), as amended, which became effective on February 23, 2007.

Pursuant to the Placement Agency Agreement entered into with Midtown on June 8, 2009 we paid Midtown a cash fee in the aggregate amount of $213,000.  This fee represents 4% of the gross purchase price paid for the shares and warrants at the closing by certain specified investors and 2% of the gross purchase price paid for the shares and warrants at the closing by the other investors.  In addition, we issued Midtown, or its permitted assigns, a five-year warrant to purchase up to 577,666 shares of our common stock representing 5% of the sum of the number of shares of common stock issued at the closing, and (ii) the number of shares of common stock issuable upon exercise of all warrants issued at the closing. The shares underlying Midtown’s warrant will be issued pursuant to the prospectus supplement. The warrant provides for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  The exercise price per share is $0.79. We also reimbursed the placement agent for certain fees and legal expenses reasonably incurred in connection with this offering.

Financing – September 2009

On September 14, 2009, we and certain investors entered into a securities purchase agreement pursuant to which we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to the investors. The purchase price of each unit (comprised of one share and one warrant to purchase thirty-three percent (33%) of one share of common stock) was $0.80, and the exercise price per share of the warrants is $1.00.  The warrants are exercisable for a period of 5 years beginning 183 days after the closing date.  The net proceeds to us from the registered direct public offering, after deducting placement agent fees and our offering expenses, were approximately $11,660,000.

The shares and the warrants were issued pursuant to a prospectus supplement filed with the Securities and Exchange Commission on September 14, 2009, in connection with a takedown from our shelf registration statement on Form S-3 (File No. 333-139637), as amended, which became effective on February 23, 2007.

Pursuant to an amendment to the Placement Agency Agreement entered into with Midtown on June 8, 2009 and a Placement Agency Agreement entered in to with Maxim Group LLC (“Maxim”) on September 11, 2009, we paid each of Midtown and Maxim cash fees in the aggregate amount of $245,000.  This fee represented 4% of the gross purchase price paid for the shares and warrants at the closing by certain specified investors brought to the investment by each respective placement agent and 2% of the gross purchase price paid for the shares and warrants at the closing by the other investors.  In addition, we issued to each of Midtown and Maxim, or their permitted assigns, a five-year warrant to purchase up to 253,571 shares of common stock of the company representing (A) 2.5% of the sum of (i) the number of shares issued at the closing to investors introduced to the transaction by Midtown or Maxim, as the case may be, and (ii) the number of shares issuable upon exercise of all warrants issued at the closing to investors introduced to the transaction by Midtown or Maxim, as the case may be, and (B) 1.25% of the sum of (i) the number of shares issued at the closing to investors which were not introduced to the transaction by a registered broker-dealer, and (ii) the number of shares issuable upon exercise of all warrants issued at the closing to investors which were not introduced to the transaction by a registered broker-dealer. The shares underlying Midtown and Maxim’s warrant were issued pursuant to the prospectus supplement. The warrants provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  The exercise price per share is $1.00. We also reimbursed the placement agents for certain fees and legal expenses reasonably incurred in connection with this offering.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the private placements conducted in June, August and September 2009, although some of the warrants include a cashless exercise feature.  As of March 16, 2010, all of the warrants issued in the June, August and September 2009 private placements will be exercisable.  At October 13, 2009, outstanding warrants issued in connection with the June, August and September 2009 private placements were as follows:

Date Issued	Aggregate No. of SharesUnexercised	Exercise Price*	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	5,562,267	1.00	March 15, 2015

Cash Flows for the Year Ended July 31, 2009

For the year ended July 31, 2009, we used $22,647,516 in cash to fund our operating activities. The use for operating activities included a net loss of $45,812,228.  Cash increased due to a net decrease in inventory and inventory deposits of $147,591, a $14,146 decrease in accounts receivable, an increase of $462,520 in accounts payable and accrued expenses and an increase of $13,325 in deferred revenue, which were offset by an increase in other current assets of $379,487.

The use of cash was offset by non-cash increases of approximately $805,806 related to depreciation and amortization, $243,546 in stock-based compensation to employees, $1,547,431 in stock-based compensation for services to consultants, $717,694 in amortization of the loan origination fee and deferred debt issuance cost, $473,055 related to issuances of common stock as interest payments on the secured convertible notes, $15,931,481 of amortization of debt discount related to the secured convertible notes and $3,198,604 in warrant repricing costs.

We had net cash flows from investing activities of $8,698,681 in the year ended July 31, 2009, primarily consisting of $8,852,214 in proceeds from maturity of short term investments. This was offset by payments for property and equipment of $1,385 and costs incurred for patents of $152,148.

We had net cash flows from financing activities of $10,993,821 in the year ended July 31, 2009.  Net proceeds from the issuance of common stock were $15,453,234 and proceeds from the exercise of stock options and warrants were $165,170.  We made payments on our capital leases and long-term debt of $117,916, and made repayments of our convertible debentures in the amount of $4,506,667.

Our net working capital at July 31, 2009 decreased from July 31, 2008 by $6,816,378 to $7,561,375, which was attributed largely to our fiscal 2009 loss offset by the net cash flows from our financing activities.

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

Certain Related Party Transactions

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2009 and 2008, we paid the management company approximately $47,981 and $54,473, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represented us in various matters. During fiscal 2008 and 2009, we paid approximately $44,000 and $900, respectively, in fees to Wires Jolley.

Consulting Fees. Peter Amanatides, a former director, is the Senior Vice-President and Chief Operating Officer of PharmaLogika, Inc., a private consulting firm in the pharmaceuticals regulatory field. At July 31, 2009, we owed a balance of $50,000 in fees to PharmaLogika for services rendered. We do not expect to pay any further fees to PharmaLogika going forward. Mr. Amanatides is neither a director nor a shareholder of PharmaLogika.

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

See Part III, Item 13 – Certain Relationships and Related Transactions below for further descriptions of Generex’s transactions with related parties during fiscal 2008 and 2009.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, ”Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS 157 was effective for financial statements issued for fiscal years beginning after November 15, 2007, with earlier application encouraged, but the issuance of FASB Staff Position SFAS No. 157-2 has delayed the effective date to fiscal years beginning after November 15, 2008 as it relates to non-financial assets and non-financial liabilities. Any amounts recognized upon adoption as a cumulative-effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The adoption of SFAS 157 did not have a material effect on our financial condition or results of operations.

In February 2007, the FASB issued SFAS No. 159, “Establishing the Fair Value Option for Financial Assets and Liabilities” (“SFAS 159”) to permit all entities to choose to elect to measure eligible financial instruments and certain other items at fair value. The decision whether to elect the fair value option may occur for each eligible item either on a specified election date or according to a preexisting policy for specified types of eligible items. However, that decision must also take place on a date on which criteria under SFAS 159 occurs. Finally, the decision to elect the fair value option shall be made on an instrument-by-instrument basis, except in certain circumstances. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS 157. The adoption of SFAS 159 did not have a material effect on Generex’s financial condition or results of operations.

In November 2007, the FASB issued EITF 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF 07-01 will be effective for our fiscal year beginning August 1, 2009. We are evaluating the potential impact of adopting EITF 07-01 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. We do not expect the adoption of SFAS No. 141(R) to have a material effect on our financial conditions or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  We do not expect the adoption of SFAS No. 141(R) to have a material effect on our financial conditions or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged.  The adoption of SFAS 161 did not have a material effect on Generex’s results of operations and financial conditions.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  We do not expect FSP-FAS No. 142-3 to have a material effect on our consolidated financial statements.

In May 2008, the FASB issued Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements).”  This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for Generex on August 1, 2009.  This FSP will apply to Generex’s secured convertible notes.  We are currently evaluating how it may affect our consolidated financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented.  It will be effective for Generex on August 1, 2009.  We do not expect FSP EITF 03-6-1 to have a material effect on our consolidated financial statements.

In June 2008, the EITF reached a consensus in Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock” (“EITF 07-5”). This Issue addresses the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception in paragraph 11(a) of SFAS 133. EITF 07-5 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early application is not permitted. We do not expect EITF 07-5 to have a material effect on its consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009.  Generex adopted SFAS No. 165 for the quarter ended June 30, 2009 and has evaluated subsequent events through October 14, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or ability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP No. 157-4 did not have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. Generex’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on its consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

Item. 7A.                 Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information requested by this Item 7A.

Item 8.                      Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firms	43

Consolidated Balance Sheets
July 31, 2009 and 2008	44

Consolidated Statements of Operations
For the Years Ended July 31, 2009 and 2008
and Cumulative From Inception to July 31, 2009	45

Consolidated Statements of Changes in Stockholders’ Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2009	46

Consolidated Statements of Cash Flows
For the Years Ended July 31, 2009 and 2008
and Cumulative From Inception to July 31, 2009	70

Notes to Consolidated Financial Statements	72

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) (the “Company”) as of July 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity and cash flows for years then ended and for the period November 5, 1995 (date of inception) to July 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2009 and 2008 and the results of its operations and its cash flows for year then ended and for the period November 5, 1995 (date of inception) to July 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 1, the Company’s experience of negative cash flows from operations since inception and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern.  Management’s plans regarding these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MSCM LLP
Toronto, Canada
October 6, 2009

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31,	July 31,
	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$14,197,048	$17,237,510
Short-term investments	--	8,852,214
Accounts receivable	57,792	81,784
Inventory	1,271,456	1,465,222
Other current assets	766,741	380,927
Deferred debt issuance costs	--	506,608
Total Current Assets	16,293,037	28,524,265

Deferred Debt Issuance Costs	--	211,086
Property and Equipment, Net	1,444,770	1,744,974
Assets Held for Investment, Net	3,373,564	3,713,317
Patents, Net	3,702,386	3,954,241

TOTAL ASSETS	$24,813,757	$38,147,883

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$7,486,155	$7,469,710
Deferred revenue and rebate liability	140,883	125,598
Current maturities of long-term debt	1,060,788	1,832,684
Current maturities of obligations under capital lease	43,836	--
Convertible debentures, net of debt discount of $-0- and
$15,931,480 at July 31, 2009 and 2008, respectively	--	4,718,520
Total Current Liabilities	8,731,662	14,146,512

Obligations Under Capital Lease, Net	3,932	--

Long-Term Debt, Net	1,854,421	1,354,564

Commitments and Contingencies

Stockholders’ Equity:
Special Voting Rights Preferred Stock, $.001 par value; authorized
1,000 shares at July 31, 2009 and 2008; -0- shares issued and
outstanding at July 31, 2009 and 2008	--	--
Common stock, $.001 par value; authorized 500,000,000 shares at
July 31, 2009 and 2008; 212,628,814 and 111,992,603 shares issued
and outstanding at July 31, 2009 and 2008, respectively	212,628	111,992
Additional paid-in capital	307,401,016	269,849,581
Deficit accumulated during the development stage	(294,041,489)	(248,229,261)
Accumulated other comprehensive income	651,587	914,495
Total Stockholders’ Equity	14,223,742	22,646,807

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,813,757	$38,147,883

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
			(Date of Inception)
	For the years ended July 31,		to July 31,
	2009	2008	2009

Revenues, net	$1,118,509	$124,891	$3,617,894

Cost of Goods Sold	527,733	52,025	641,381

Operating Expenses:
Research and development	13,561,681	16,359,030	103,377,175
Research and development -
related party	--	--	220,218
Selling and marketing	2,120,903	1,562,258	4,432,498
General and administrative	11,164,352	15,597,048	116,800,818
General and administrative -
related party	--	--	314,328
Total Operating Expenses	26,846,936	33,518,336	225,145,037

Operating Loss	(26,256,160)	(33,445,470)	(222,168,524)

Other Income (Expense):
Miscellaneous income (expense)	3	65	196,261
Income from rental operations, net	320,547	330,533	1,572,008
Interest income	237,977	1,166,439	7,746,874
Interest expense	(20,114,595)	(4,280,558)	(67,997,168)
Loss on extinguishment of debt	--	--	(14,134,068)

Net Loss Before Undernoted	(45,812,228)	(36,228,991)	(294,784,617)

Minority Interest Share of Loss	--	--	3,038,185

Net Loss	(45,812,228)	(36,228,991)	(291,746,432)

Preferred Stock Dividend	--	--	2,295,057

Net Loss Available to Common
Shareholders	$(45,812,228)	$(36,228,991)	$(294,041,489)

Basic and Diluted Net Loss Per
Common Share	$(.32)	$(.33)

Weighted Average Number of Shares
of Common Stock Outstanding	144,409,840	110,991,192

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance November 2, 1995
(Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash,
February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash,
February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash,
February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash,
March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash,
April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash,
May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash,
May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash,
May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash,								-
July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777		-	-	13,383
Issuance of common stock for cash,
July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash,
July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash,
July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common
stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624
Issuance of common stock for cash,
September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash,
December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash,
January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash,
March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash,
May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash,
May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common
stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash,
May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash,
June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash,
June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash,
June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash,
June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash,
July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common
stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for
services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange
for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange
for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998
reverse merger between GBC-Delaware, Inc.
and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March
1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April
1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange
for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May
1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange
for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for
services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June
1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June
1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange
for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	4,862,563
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299
Issuance of common stock for cash, August
1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August
1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash,
September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash,
September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August -
October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for
services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for
services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange
for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for
services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for
services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for
services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash,
November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange
for services rendered, November 1998 -
January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash,
November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash,
November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for
services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash,
February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for
services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash,
March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash,
April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for
services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for
services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000
Issuance of warrants in exchange for
services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of warrants in exchange for
services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash,
May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for
services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50	-	-	388,375	389	-		1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note
receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services
rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant
exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered,
June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
Adjustment for exercise of warrants recorded
June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash,
September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to
private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement,
January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services
rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services
rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered,
January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to
private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private
placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services,
June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services
rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered
August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line
agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to
private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement,
October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December
2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December
2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee
compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to
private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement,
January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation
settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services
rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services
rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash,
February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note
receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services
rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services
rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000
Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750

The Notes to Consolidated Financial Statements are an integral part of these statements.

Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to
private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement,
July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered,
July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered,
July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash,
August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash
October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for
services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee
compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services
rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash
March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash
April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for
services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash									-
July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as
settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash
October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services
rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services
receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services
rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation,
January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002,
$2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services
rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to
private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement,
May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to
private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation,
June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen
Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction
with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003,
$1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services
rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003,
$2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services,
November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement,
January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee
compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services
rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services
rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to
private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement,
July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services
rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services
rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services,
Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of
services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing,
Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services
rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004
$25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of
$143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee
compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services
rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services
rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock in satisfaction of
accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding
liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal
and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of
$300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of
$244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of
$410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due
date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal
and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing,
$2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000,
June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures,
$2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible
debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of
$100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of
$190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services
rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of
accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of
$17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of
$75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures,
July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal
and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of
accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services,
July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common
stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services
rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services
rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of
$504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of
$286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of
$457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts
payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of
$211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of
$150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of
$457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing,
2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing,
2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures,
2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible
Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of
$307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of
$300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of
$500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of
$113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of
$297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945

The Notes to Consolidated Financial Statements are an integral part of these statements.

Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of
$100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000,
October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible
debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible
Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services
rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of
$42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services
rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of
$230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of
$1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of
$4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing,
$3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000,
December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible
debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible
Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of
$82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly
amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of
$617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing,
$4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000,
January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible
debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible
Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of
$850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation,
December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services
rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of
$950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible
debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible
Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of
$1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly
amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services
rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of
$2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of
$500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of
$200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of
$384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services
rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts
payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly
amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of
$307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of
$423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of
$923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit
April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services
rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered
April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered
May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation
May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services
rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services
rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private
placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services
rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services
rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization
payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug
2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization
payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization
payments due , Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct
2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization
payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov
2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization
payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered
Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan
2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of
Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of
Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb
2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007,
1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007,
1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar
2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr
2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr
2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May
2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun
2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun
2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered
Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul
2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul
2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul
2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	-	109,616,518	109,616	-	-	247,079,439	-	(212,000,270)	881,807	36,070,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009
`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance, August 1, 2007	-	$-	109,616,518	$109,616	-	$-	$247,079,439	$-	$(212,000,270)	$881,807	$36,070,592
Issuance of common stock in exchange for the services rendered August
2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation
August 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation - officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation August 2007, $1.51
(Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation August 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered September
2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered September
2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered September
2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation September 2007,
$1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered October
2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation October 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered October
2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered October
2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation October 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November
2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered November
2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation November 2007,
$1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November
2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered November
2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered December
2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered December
2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, December 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation - officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered December
2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation December 2007,
$1.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered January
2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered January
2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered January
2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation October 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered February
2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock in exchange for the services rendered February
2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, February 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation February 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered March
2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation - officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered March
2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation March 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered March
2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered March 2008,
$3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation March 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, March 2008,
$1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, March 2008,
$1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock March 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs March 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, March
2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, April 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered April 2008,
$1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, April 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered April 2008,
$1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation April 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008,
$1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008,
$0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered June 2008,
$0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation June 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered July 2008,
$0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered July 2008,
$0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation July 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2009

	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income(Loss)	Equity

Balance at August 1, 2008	-	-	111,992,603	111,992	-	-	269,849,581	-	(248,229,261)	914,495	22,646,807
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Aug 2008, $0.65	-	-	2,891,182	2,891	-	-	1,873,775	-	-	-	1,876,666
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Aug 2008, $0.56	-	-	11,690	12	-	-	8,405	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	29,885	-	-	-	29,885
Exercise of stock options for cash Aug 2008, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Sept 2008, $0.52	-	-	3,597,214	3,597	-	-	1,873,069	-	-	-	1,876,666
Issuance of common stock in exchange for the services rendered Sept. 2008,
$0.58	-	-	50,000	50	-	-	28,950	-	-	-	29,000
Issuance of common stock in exchange for the services rendered Sept. 2008,
$0.53	-	-	4,000	4	-	-	2,116	-	-	-	2,120
Issuance of common stock as employee compensation Sept 2008, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Oct 2008, $0.29	-	-	2,638,809	2,639	-	-	756,810	-	-	-	759,449
Issuance of common stock as repayment of interest on Convertible Notes,
Oct 2008, $0.52	-	-	483,195	483	-	-	251,600	-	-	-	252,083
Issuance of common stock in exchange for the services rendered, Oct 2008,
$0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of common stock in exchange for the services rendered, July 2008
$0.38	-	-	37,500	38	-	-	14,213	-	-	-	14,251
Issuance of common stock as employee compensation, Oct 2008, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Nov 2008, $0.29	-	-	2,144,605	2,145	-	-	615,073	-	-	-	617,218
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Nov 2008, $0.35	-	-	24,048	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock in exchange for the services rendered, Nov 2008,
$0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of common stock in exchange for the services rendered, Nov 2008,
$0.38	-	-	25,000	25	-	-	9,475	-	-	-	9,500
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.45	-	-	33,335	33	-	-	14,967	-	-	-	15,000
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.47	-	-	4,000	4	-	-	1,876	-	-	-	1,880
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.53	-	-	68,102	68	-	-	29,932	-	-	-	30,000
Issuance of common stock as employee compensation, Dec 2008, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Warrant modification costs, Dec 2008	-	-	-	-	-	-	1,589,988	-	-	-	1,589,988
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Jan 2009, $0.32	-	-	4,556,989	4,557	-	-	1,372,109	-	-	-	1,376,666
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.34	-	-	4,000	4	-	-	1,356	-	-	-	1,360
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.33	-	-	37,500	38	-	-	12,338	-	-	-	12,376
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.33	-	-	18,182	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as employee compensation, Jan 2009, $0.34	-	-	24,755	25	-	-	8,392	-	-	-	8,417

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock in exchange for the services rendered, Feb 2009,
$0.27	-	-	22,059	22	-	-	5,978	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Feb 2009, $0.23	-	-	36,594	37	-	-	8,380	-	-	-	8,417
Stock-based compensation - officers	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Mar 2009, $0.18	-	-	10,713,359	10,713	-	-	1,916,620	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes,
Mar 2009, $0.18	-	-	773,743	774	-	-	138,423	-	-	-	139,197
Issuance of common stock in exchange for the services rendered, Feb 2009,
$0.27	-	-	4,000	4	-	-	1,076	-	-	-	1,080
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.29	-	-	25,000	25	-	-	7,225	-	-	-	7,250
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.30	-	-	250,000	250	-	-	74,750	-	-	-	75,000
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance fo common stock in exchange for the services rendered, Mar 2009,
$0.31	-	-	20,870	21	-	-	5,979	-	-	-	6,000
Issuance of common stock as employee compensation, Mar 2009, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.29	-	-	150,000	150	-	-	43,350	-	-	-	43,500
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Apr 2009, $0.28	-	-	6,783,997	6,784	-	-	1,920,550	-	-	-	1,927,334
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.30	-	-	150,000	150	-	-	44,250	-	-	-	44,400
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.30	-	-	150,000	150	-	-	44,850	-	-	-	45,000
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.30	-	-	4,000	4	-	-	1,196	-	-	-	1,200
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.39	-	-	150,000	150	-	-	58,350	-	-	-	58,500
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.39	-	-	37,500	38	-	-	14,588	-	-	-	14,626
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.33	-	-	18,254	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Apr 2009, $0.30	-	-	7,424,242	7,424	-	-	2,194,606	-	-	-	2,202,030
Cashless exercise of stock warrants, Apr 2009, $0.50	-	-	341,000	341	-	-	(341)	-	-	-	-
Issuance of common stock as employee compensation, Apr 2009, $0.37	-	-	22,748	23	-	-	8,394	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, May 2009,
$0.40	-	-	15,019	15	-	-	5,985	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	5,378	-	-	-	5,378
Issuance of common stock as employee compensation, May 2009, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, May 2009, $0.33	-	-	5,840,404	5,840	-	-	1,921,493	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes,
May 2009, $0.33	-	-	341,534	341	-	-	112,365	-	-	-	112,706
Issuance of common stock for cash pursuant to private placement, May 2009,
$0.33	-	-	15,151,517	15,152	-	-	4,539,848	-	-	-	4,555,000
Issuance of common stock in exchange for the services rendered, May 2009,
$0.38	-	-	4,000	4	-	-	1,516	-	-	-	1,520
Issuance of common stock in exchange for the services rendered, May 2009,
$0.37	-	-	25,000	25	-	-	9,225	-	-	-	9,250
Issuance of common stock in exchange for the services rendered, May 2009,
$0.38	-	-	435,000	435	-	-	164,865	-	-	-	165,300

The Notes to Consolidated Financial Statements are an integral part of these statements.

Issuance of common stock in exchange for the services rendered, May 2009,
$0.37	-	-	39,000	39	-	-	14,391	-	-	-	14,430
Issuance of common stock in exchange for the services rendered, May 2009,
$0.42	-	-	150,000	150	-	-	62,850	-	-	-	63,000
Issuance of options in exchange for the services rendered, May 2009, $0.29	-	-	-	-	-	-	11,000	-	-	-	11,000
Issuance of common stock in satisfaction of accounts payable, Jun 2009,
$0.36-0.65	-	-	982,382	982	-	-	437,715	-	-	-	438,697
Issuance of common stock for cash pursuant to private placement, Jun 2009,
$0.64	-	-	17,200,000	17,200	-	-	10,804,964	-	-	-	10,822,164
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.62	-	-	4,000	4	-	-	2,476	-	-	-	2,480
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.64	-	-	9,353	9	-	-	5,991	-	-	-	6,000
Issuance of common stock as employee compensation, Jun 2009, $0.57	-	-	14,766	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.42	-	-	100,000	100	-	-	35,900	-	-	-	36,000
Issuance of common stock as converstion of Convertible Notes, June 2009,
$0.33	-	-	4,914,251	4,914	-	-	1,616,789	-	-	-	1,621,703
Issuance of common stock for cash pursuant to private placement, Jun 2009,
$0.33	-	-	230,513	231	-	-	75,839	-	-	-	76,070
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.43	-	-	150,000	150	-	-	64,350	-	-	-	64,500
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.76	-	-	500,000	500	-	-	379,500	-	-	-	380,000
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.58	-	-	260,000	260	-	-	150,540	-	-	-	150,800
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.43	-	-	200,000	200	-	-	85,800	-	-	-	86,000
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.58	-	-	4,000	4	-	-	2,332	-	-	-	2,336
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.56	-	-	150,000	150	-	-	83,985	-	-	-	84,135
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.65	-	-	37,500	37	-	-	24,524	-	-	-	24,561
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.62	-	-	9,717	10	-	-	5,991	-	-	-	6,001
Cashless exercise of stock warrants, Jun 2009, $0.33	-	-	9,567,583	9,568	-	-	(9,568)	-	-	-	-
Issuance of common stock as employee compensation, Jul 2009, $0.66	-	-	12,753	13	-	-	8,404	-	-	-	8,417
Exercise of stock warrants for cash, July 2009, $0.33	-	-	330,817	330	-	-	108,839	-	-	-	109,169
Warrant modification costs, July 2009	-	-	-	-	-	-	1,608,616	-	-	-	1,608,616
Net Loss	-	-	-	-	-	-	-	-	(45,812,228)	-	(45,812,228)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(262,908)	(262,908)
Total comprehensive income (loss)									(45,812,228)	(262,908)	(46,075,136)
Balance at July 31, 2009	-	$-	212,628,814	$212,628	-	$-	$307,401,016	$-	$(294,041,489)	$651,587	$14,223,742

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
			(Date of Inception)
	For the years ended July 31,		to July 31,
	2009	2008	2009
Cash Flows From Operating Activities:
Net loss	$(45,812,228)	$(36,228,991)	$(291,746,432)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation and amortization	805,806	1,084,919	7,772,671
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	741,690	913,196
Loss on disposal of property and equipment	--	--	911
Loss on extinguishment of debt	--	--	14,134,069
Common stock issued as employee compensation	198,128	1,187,685	3,679,393
Issuance of options and option modifications as employee
compensation	34,418	72,578	106,996
Common stock issued for services rendered	1,536,431	1,529,882	10,062,629
Amortization of prepaid services in conjunction with common
stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	11,000	82,000	7,365,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan
origination fees	717,694	205,056	2,405,629
Amortization of discount on convertible debentures	15,931,481	3,483,684	38,345,592
Common stock issued as interest payment on convertible
debentures	473,055	--	757,514
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with refinancing of debt	--	--	113,274
Warrant repricing costs	3,198,604	--	3,198,604
Changes in operating assets and liabilities (excluding the
effects of acquisition):
Accounts receivable	14,146	(30,701)	(73,235)
Miscellaneous receivables	--	--	43,812
Inventory	147,591	(1,345,939)	(1,315,850)
Other current assets	(379,487)	53,687	(454,513)
Accounts payable and accrued expenses	462,520	762,505	12,553,140
Deferred revenue	13,325	92,481	138,837
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(22,647,516)	(28,309,464)	(168,845,257)

Cash Flows From Investing Activities:
Purchase of property and equipment	(1,385)	(57,136)	(4,594,932)
Costs incurred for patents	(152,148)	(232,760)	(2,202,510)
Change in restricted cash	--	--	45,872
Proceeds from maturity of short term investments	8,852,214	28,307,895	195,242,918
Purchases of short-term investments	--	(23,148,371)	(195,242,918)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	51,219	(652,071)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided by (Used in) Investing Activities	8,698,681	4,920,847	(10,703,376)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
			(Date of Inception)
	For the years ended July 31,		to July 31,
	2009	2008	2009
Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	--	2,005,609
Repayment of long-term debt	(82,682)	(89,475)	(2,024,526)
Repayment of obligations under capital lease	(35,234)	--	(35,234)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	109,170	--	44,124,219
Proceeds from exercise of stock options	56,000	391,790	5,001,916
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	20,450,000	40,704,930
Payment of costs associated with convertible debentures	--	(722,750)	(722,750)
Repayments of convertible debentures	(4,506,667)	--	(5,142,424)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	15,453,234	--	95,736,953
Purchase and retirement of common stock	--	(378,456)	(497,522)
Net Cash Provided by Financing Activities	10,993,821	19,651,109	193,852,738

Effect of Exchange Rates on Cash	(85,448)	(51,049)	(107,057)

Net Increase (Decrease) in Cash and Cash Equivalents	(3,040,462)	(3,788,557)	14,197,048

Cash and Cash Equivalents, Beginning of Period	17,237,510	21,026,067	--

Cash and Cash Equivalents, End of Period	$14,197,048	$17,237,510	$14,197,048

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

The Company’s wholly owned subsidiary, Antigen Express, Inc. (Antigen), is engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.  The Company’s immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). The immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are expected to greatly boost immune cell responses which diagnose and treat the ailments and conditions.

The Company is a development stage company, which has a limited history of operations and limited revenue to date. The Company currently is recognizing revenue from the sale of three of its four commercially available products.  Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development.  There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at July 31, 2009 of approximately $294 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Short-Term Investments
At July 31, 2008, short-term investments included auction rate securities.  The auction rate securities were classified as available for sale and were recorded at fair value.

Accounts Receivable
Accounts receivable are customer obligations due under normal trade terms. The Company sells its product to various distributors and retailers. The Company performs ongoing credit evaluations of customers’ financial condition and does not require collateral.

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at July 31, 2009 and 2008, however, actual write-offs may exceed the allowance.

Inventory
Inventory consists of raw materials, product components and finished goods.  Inventory is stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventory to its net realizable value.  As of both July 31, 2009 and 2008, inventory relating to our Oral-lynTM product comprised approximately 50% of the total inventory value, while inventory relating to our confectionary products made up the remainder of the inventory balances at the respective dates.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Patents
Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line method over the related patent term.  As patents are abandoned, the net book value of the patent is written off.

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

Convertible Debentures
In accordance with Emerging Issues Task Force Issue 98-5, Accounting for Convertible Securities with a Beneficial Conversion Features or Contingently Adjustable Conversion Ratios ("EITF 98-5"), the Company recognized an embedded beneficial conversion feature present in the convertible debentures. The Company allocated a portion of the proceeds equal to the intrinsic value of that feature to additional paid-in capital.  The debt discount attributed to the beneficial conversion feature is amortized over the convertible debenture's maturity period as interest expense using the effective yield method.

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

Rental income is recognized as revenue in the period in which the related rental space is occupied.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by SFAS No. 109, “Accounting for Income Taxes”, as clarified by Financial Interpretation No. 48 (“FIN 48”) “Accounting for Uncertainty in Income Taxes”.  FIN 48 requires a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.

Stock-Based Compensation
The Company follows SFAS No. 123(R) “Share-Based Payment” which revises SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”) SFAS 123(R) requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in EITF 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” for equity instruments issued to consultants.

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

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

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

Financial Instruments
The carrying values of cash and cash equivalents, accounts receivable, short-term investments, other current assets, accounts payable and accrued expenses approximate their fair values due to their short-term nature.  Long-term debt and convertible debentures approximate their fair value based upon the borrowing rates available for similar debt instruments.

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

In November 2007, the FASB issued EITF 07-01, “Accounting for Collaborative Arrangements” (“EITF 07-01”). EITF 07-01 defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. EITF 07-01 will be effective for our fiscal year beginning August 1, 2009. We are evaluating the potential impact of adopting EITF 07-01 on our consolidated financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). This Statement replaces SFAS No. 141, “Business Combinations” (“SFAS 141”). This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting (which SFAS 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS 141(R) will apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. The Company does not expect the adoption of SFAS No. 141(R) to have a material effect on the Company’s financial conditions or results of operations.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements” (“SFAS 160”). This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.  The Company does not expect the adoption of SFAS No. 160 to have a material effect on the Company’s financial conditions or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” and Amendment of FASB Statement No. 133.  SFAS 161 amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” to amend and expand the disclosure requirements of SFAS 133 to provide greater transparency about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedge items are accounted for under SFAS 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. To meet those objectives, SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  Earlier adoption is encouraged.  The adoption of SFAS 161 did not have a material effect on its results of operations and financial conditions.

In April 2008, the FASB issued FSP-FAS No. 142-3, Determination of the Useful Life of Intangible Assets (“FAS 142-3”). FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The objective of the Staff Position is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (Revised 2007): Business Combinations (“SFAS 141R”) and other GAAP. FAS 142-3 is effective for fiscal years beginning after December 15, 2008.  Early adoption is prohibited. The Company does not expect FSP-FAS No. 142-3 to have a material effect on its consolidated financial statements.

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

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”), which provides guidance on events that occur after the balance sheet date but prior to the issuance of the financial statements.  SFAS No. 165 distinguishes events requiring recognition in the financial statements and those that may require disclosure in the financial statements. Furthermore, SFAS No. 165 requires disclosure of the date through which subsequent events were evaluated. SFAS No. 165 is effective for interim and annual periods after June 15, 2009.  The Company adopted SFAS No. 165 for the quarter ended June 30, 2009, and have evaluated subsequent events through October 14, 2009.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FSP SFAS No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”) which provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP No. 157-4 re-emphasizes that regardless of market conditions, the fair value measurement is an exit price concept as defined in SFAS No. 157, and clarifies and includes additional factors to consider in determining whether there has been a significant decrease in market activity for an asset or ability and provides additional clarification on estimating fair value when the market activity for an asset or liability has declined significantly.  This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP No. 157-4 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP-FAS No. 107-1 and APB 28-1, Disclosures about Fair Value of Financial Instruments (“FAS No. 107-1/APB 28-1”). This FSP extends to interim periods certain disclosures about fair value of financial instruments for publicly traded companies and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009. This FSP does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, this FSP requires comparative disclosures only for periods ending after initial adoption. The Company’s adoption of FAS No. 107-1/APB 28-1 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of the FASB Statement No. 162.” (“SFAS No. 168”). SFAS No. 168 stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The implementation of this standard is not expected to have a material impact on our consolidated financial position and result of operations.

  Note 3 - Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2009	2008
Land	$209,468	$222,228
Buildings and Improvements	1,327,646	1,408,524
Furniture and Fixtures	102,603	105,668
Office Equipment	182,484	189,787
Lab Equipment	4,322,534	4,354,027
Total Property and Equipment	6,144,735	6,280,234
Less Accumulated Depreciation	4,699,965	4,535,260
Property and Equipment, Net	$1,444,770	$1,744,974

Depreciation expense amounted to $298,407 and $517,057 for the years ended July 31, 2009 and 2008, respectively.

Note 4 - Assets Held for Investment, Net:

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2009	2008
Assets Held For Investment	$4,404,351	$4,672,659
Less: Accumulated Depreciation	1,030,787	959,342
Assets Held for Investment, Net	$3,373,564	$3,713,317

These assets are held as collateral for long term debt (see Note 10).  Depreciation expense on assets held for investment amounted to $117,515 and $136,565 for the years ended July 31, 2009 and 2008, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income.  Included in income from rental operations, net is $497,858 and $531,757 of rental income and $177,311 and $201,224 of rental expenses, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2009 and 2008, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2009	2008
Patents	$5,973,917	$5,844,026
Less: Accumulated Amortization	2,271,531	1,889,785
Patents, Net	$3,702,386	$3,954,241
Weighted Average Life	12.2 years	12.8 years

Amortization expense amounted to $390,773 and $431,297 for the years ended July 31, 2009 and 2008, respectively. Amortization expense is expected to be approximately $393,000 per year for the years ended July 31, 2010 through 2014.  During the years ended July 31, 2009 and 2008, the Company wrote off approximately $-0- and $741,690 of net book value of patents to general and administrative expenses, respectively.

Note 6 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from both United States and Canadian sources.  Pretax losses arising from domestic operations (United States) were $40,064,006 and $30,277,058 for the years ended July 31, 2009 and 2008, respectively.  Pretax losses arising from foreign operations (Canada and Bermuda) were $5,748,222 and $5,951,933 for the years ended July 31, 2009 and 2008, respectively.   As of July 31, 2009, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $163,471,000, which expire in 2018 through 2029, in Generex Pharmaceuticals Inc. of approximately $30,720,000, which expire in 2010 through 2028 and in Antigen Express, Inc. of approximately $19,890,000, which expire in 2016 through 2029.  These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2009, and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2009	2008
Net operating loss carryforwards	$73,439,046	$67,575,522
Other timing difference	3,771,660	1,545,671
Total Deferred Tax Assets	77,210,706	69,121,193
Valuation Allowance	(76,273,691)	(68,133,445)
Deferred Tax Liabilities
Intangible assets	(813,672)	(907,327)
Other timing difference	(123,343)	(80,421)
Total Deferred Tax Liabilities	(937,015)	(987,748)
Net Deferred Income Taxes	$--	$--

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2009 and 2008 is as follows:

	2009	2008
Federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	1.0	1.0
Nondeductible items	5.0	1.0
Other timing differences	10.0	6.0
Change in valuation allowance	18.0	26.0
Effective tax rate	--%	--%

Note 7 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2009	2008
Accounts Payable	$2,983,037	$2,952,583
Research and Development	1,629,293	2,048,101
Executive Compensation	2,873,825	2,469,026
Total	$7,486,155	$7,469,710

Note 8 - Commitments and Contingent Liabilities:

Consulting Agreements
The Company is obligated under a non-exclusive consulting agreement expiring in 2010 with a service provider whereby the service provider will solicit and evaluate prospective third party wholesale and retail distribution channels for the Company’s Oral-lynTM.  In exchange for these services, the Company is required to pay $300,000 per annum and an aggregate of 450,000 shares of common stock to be issued quarterly over the term of the agreement, of which 150,000 shares of common stock remain to be issued.

Leases
The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2009 are as follows:

Year	Amount
2010	$133,722
2011	120,967
2012	119,349
2013	5,981
2014	3,255
Thereafter	--
Total Minimum Lease Payments	$383,274

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENT

Lease expense amounted to approximately $102,000 and $131,000 for the years ended July 31, 2009 and 2008, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada.  The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2009:

Year	Amount
2010	$45,374
2011	30,274
2012	30,803
2013	14,230
2014 and thereafter	--
Total	$120,681

Assets Held for Investment
The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada.  The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2009:

Year	Amount
2010	$301,065
2011	262,312
2012	233,042
2013	136,397
2014	20,376
Thereafter	--
Total	$953,192

Supply Agreements
The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products.  The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice.

The Company has a supply agreement with Catalent Pharma Solutions whereby the Company will perform a technical transfer for the production of Oral-lyn™ drug product for use in the Company’s Phase III clinical trials and/or studies.  The project is billed over the term of the project.  Either party may terminate the agreement, or any portion thereof, by providing forty-five days written notice.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employment Agreements
As of July 31, 2009, the Company has an employment arrangement with an executive, whereby the Company is required to pay an annual base salary of $315,000.  In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2009, the Company has an employment agreement with an executive expiring March 2012, whereby the Company is required to pay an annual base salary of $200,000.  In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2009, the Company has employment agreements with its President/Chief Executive Officer and its Chief Financial Officer/Chief Operating Officer expiring December 2010, whereby the Company is required to pay an annual base salary of $525,000 and $420,000, respectively, and bonuses at the discretion of the Compensation Committee of the Board of Directors.  The agreements require six months notice of non-renewal/termination. In the event either agreement is terminated, by reason other than cause, death or disability or voluntary termination, the Company may be required to pay the executive the greater of five times base salary at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination.

As of July 31, 2009, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $481,000 to the three employees.  In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

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

Note 9 - Related Party Transactions:

The Company uses a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s senior officers.  For the years ended July 31, 2009 and 2008, the Company has paid the management company $47,981 and $54,473, respectively, in management fees.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 10 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2009	2008
Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $2,154, due June 2011,secured by real property located at 98 Stafford Drive, Brampton, Canada	$252,148	$276,602

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $3,475, due June 2011, secured by real property located at 1740 Sismet Road, Mississauga, Canada	406,676	446,115

Mortgage payable - interest at 7.6 percent per annum, monthly payments of principal and interest of $5,560, due May 2010, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	617,961	676,485

Mortgage payable - interest at 10 percent per annum, monthly payments of principal and interest of $2,410, due November 2013, secured by real property located at 13-14, 11 Carlaw Avenue, Toronto, Canada	187,487	209,530

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,609, principal payment due August 2010, secured by real property located at 10-11, 11 Carlaw Avenue, Toronto, Canada	368,360	390,800

Mortgage payable - interest at 5.91percent per annum, monthly interest payments of $8,479, principal due April 2014, secured by secondary rights to real property located at 1-8, 11 Carlaw Avenue, Toronto, Canada	1,082,577	1,187,716

Total Debt	2,915,209	3,187,248

Less Current Maturities of Long-Term Debt	1,060,788	1,832,684

Total Long-Term Debt	$1,854,421	$1,354,564

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount
2010	$1,060,788
2011	688,924
2012	57,733
2013	61,685
2014	66,014
Thereafter	980,065
Total	$2,915,209

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 11 - Convertible Debentures:

During the years ended July 31, 2009 and 2008, the Company was contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors.  The convertible debentures were convertible into shares of the Company's common stock at a price as stipulated in each debenture, as amended.

The convertible debentures are accounted for in accordance with EITF 98-5 and 00-27.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

Date Issued	March 2008

Promissory Note Amount	$ (A)
# of Promissory Notes	6
Terms	(B)
Conversion Price	$1.21

Gross Proceeds	$20,650,000
Net Cash Proceeds	$20,450,000
Warrants (“Series”) Issued to Investors (C)	42,665,274
Warrant (“Series”) Exercise Price (C)	$0.33
Existing Warrants (“Pre-Extant”) Re-priced (D)	12,697,024
Re-priced Warrant (“Pre-Extant”) Exercise Price (D)	$0.33
Warrant Fair Value (WFV) (includes value of re-priced warrants (“Pre-Extant”))	$21,976,130
Warrant Relative Fair Value (WRFV)	$10,646,218
Black-Scholes Model Assumptions	(E)
Beneficial Conversion Feature (BCF)	$8,768,946
Costs associated with issuance classified as deferred
debt issuance costs	$722,750

Amortization of WFV and BCF as
Non-cash Interest Expense	$19,415,165
Principal and Interest Converted	$--
Shares Issued Upon Conversion	--
Principal and Interest Repayments
in Shares of Common Stock	$16,616,387
Shares Issued for Principal and
Interest Repayments	53,103,524
Principal and Interest Repayments
in Cash	$5,380,697

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The debentures carried an 8% coupon and the initial maturity date was September 30, 2009, which was accelerated to July 1, 2009, provided, however, the maturity date may be extended at the option of the holder.  Initially, the debentures carried an 18-month term and amortized in 15 installments commencing in the fifth month of the term.  The principal and interest payments were payable in cash or, at the Company's option, the lower of (i) the then applicable conversion price and (ii) the price which initially was computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each installment payment elected by the Company to be repaid in shares required the Company to deliver the number of shares estimated to satisfy the installment payment 20 trading days preceding the installment due date. The difference in the value of these shares and the installment payment on the installment date was required to be delivered to the holders by issuing additional shares. In addition, each debenture lists certain “Events of Default”, which include, without limitation, any default in the payment of principal or interest in respect of the debentures as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the debentures.  Upon the occurrence of the “Event of Default”, the holder could require us to redeem all or any portion of the debentures upon written notice.  Other conditions in the debentures impeded the Company’s ability to make its monthly installment payments in shares of its common stock.  Two of such conditions – the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of The NASDAQ Stock Market, were not met requiring the Company to procure waivers from the debenture holders in respect to these conditions.  Additional conditions that would trigger an “Event of Default” have been disclosed below under the heading “Forbearance and Amendment.”

(C)
The warrants issued to the holders of the debentures are comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108 and Series C warrants 12,799,580 (collectively, “Series Warrants”).  During the year ended July 31, 2009, the Company revised the terms of these warrants to reduce the exercise price. Additionally, the expiration date of the Series A, A-1 and C warrants were extended.

a.
The Series C warrants are exercisable contingent upon the exercise of Series B warrants.  During the year ended July 31, 2009, the Series B warrants were exercised, therefore the contingency has been met.  As such, the Company recorded a charge to interest expense in the amount of $1,608,616, which is comprised of the fair value of the Series C warrants at the commitment date in the amount of $1,234,836 and the fair value of the reduction of the Series C warrant exercise price in the amount of $373,780 which was the result of the Event of Default.  The Company has accounted for this contingency in accordance with EITF 98-5 and 00-27.

(D)
The Company re-priced 12,697,024 existing warrants held by the convertible debenture holders (“Pre-Extant”).  The value associated with the “Pre-Extant” warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model.  The value of the “Pre-Extant” warrants has been added to the value of the new warrants issued (see (C) above) and accounted for in accordance with EITF 98-5 and 00-27.  During the year ended July 31, 2009, the Company further revised the terms of the “Pre-Extant” warrants to reduce the exercise price and extend the expiration date.

(E)	Black-Scholes pricing model assumptions used in valuing the “Pre-Extant” warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Event of Default
During the year ended July 31, 2009, one of the Equity Conditions within the debentures was not satisfied in that the Company received notice from The NASDAQ Stock Market of the Company’s failure to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) (the “Listing Maintenance Equity Condition”), which constitutes a “Breach of Condition” under each of the debentures.

In addition, during the year ended July 31, 2009 the Company was not in compliance with the Net Cash Balance Test, which constitutes an “Event of Default” under each of the debentures (the “Net Cash Balance Test Default”).

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

In May of 2009 the Company completed a private placement of its common stock by registered direct offering of 15,151,517 shares of its common stock to a select group of accredited investors at $0.33 per share.  As a result of this transaction, the conversion price of the convertible debentures and the exercise price of the related warrants were reduced to $0.33 (from $0.50) per share resulting in the warrant re-pricing cost of $1,211,494 which was recorded as share issuance cost.  During the last fiscal quarter of 2009, the entire outstanding principal amount due under the convertible debentures and accrued interest thereon was converted into shares of common stock.

As of July 31, 2009 and 2008, the $-0- and $4,718,520 net outstanding balance of convertible debentures is comprised of $-0- and $20,650,000 of debt, net of unamortized debt discount of $-0- and $15,931,480, respectively.

Note 12 - Stockholders’ Equity:

Warrants
As of July 31, 2009, the Company has the following warrants to purchase common stock outstanding:

Number of Shares To be Purchased	Warrant Exercise Price per Share	Warrant Expiration Date
500,000	$1.09	August 10, 2009
2,959,423	$0.33	January 29, 2010
100,000	$0.82	April 27, 2010
102,232	$1.25	April 17, 2011
70,000	$2.66	April 17, 2011
25,000	$1.91	May 29, 2011
5,000	$1.05	July 19, 2011
100,000	$1.71	March 3, 2012
140,000	$1.45	May 27, 2012
450,000	$0.33	May 31, 2012
50,000	$0.94	March 9, 2013
125,000	$3.75	March 26, 2013
8,844,926	$0.76	December 15, 2014
20,826,950	$0.33	March 31, 2016
12,179,745	$0.33	September 30, 2016
46,478,276

The outstanding warrants at July 31, 2009 have a weighted average exercise price of $0.44 per share and have a weighted average remaining life of 5.99 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share.  The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company.  The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof.  At July 31, 2009 and 2008, no shares of preferred stock were issued or outstanding.

Special Voting Rights Preferred Stock
In 1997, the Company issued 1,000 shares of Special Voting Rights Preferred Stock (SVR Shares) with a par value of $.001.  The Company had the right at any time after December 31, 2000, upon written notice to all holders of preferred shares, to redeem SVR Shares at $.10 per share.  Holders of SVR Shares were not entitled to vote, except as specifically required by applicable law or in the event of change in control, as defined.  In addition, holders of SVR Shares were entitled to receive a dividend per share equal to the dividend declared and paid on shares of the Company’s common stock as and when dividends are declared and paid on the Company’s common stock.  During the year ended July 31, 2007, the Company redeemed and cancelled 1,000 shares of Special Voting Rights Preferred Stock for $100. This redemption represented all issued and outstanding shares and at July 31, 2009 and 2008, there were no shares of Special Voting Rights Preferred Stock issued or outstanding.

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2009 and 2008, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations for the services received.

Note 13 – Stock-Based Compensation:

Stock Option Plans
As of July 31, 2009, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). In July 2009, the 2006 Plan was amended to increase the reserved shares from 10,000,000 to 30,000,000.  Restricted shares can only be issued under the 2006 Plan. At July 31, 2009, there were 2,000,000, 3,741,990 and 26,804,618 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective August 1, 2005, the Company implemented the fair value recognition provisions of SFAS 123(R) and SAB 107 for all share-based compensation.  Share-based employee compensation related to stock options for the years ended July 31, 2009, 2008 and 2007 amounted to $45,417, $72,578 and $-0- (net of related tax) for each year and is included in the statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2009 and 2008 amounted to $198,128 and $1,659,558, respectively, and is included in the statements of operations.

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

	Risk-Free Interest Rate	Expected Life (Years)	Expected Volatility	Expected Dividends
July 31, 2009	0.17%	5.0	101.12%	-0-
July 31, 2008	1.96%	5.0	73.76%	-0-

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - August 1, 2007	7,962,638	$1.12
Granted	175,000	$0.96
Forfeited or expired	(1,490,000)	$2.10
Exercised	(401,000)	$0.98
Outstanding - July 31, 2008	6,246,638	$0.66
Granted	50,000	$0.29
Forfeited or expired	(1,129,500)	$1.68
Exercised	(100,000)	$0.56
Outstanding - July 31, 2009	5,067,138	$0.44
Exercisable - July 31, 2009	5,023,388	$0.43

Options typically vest over a period of two to three years and have a contractual life of five years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

	Options	Weighted Average Grant Date Fair Value
Outstanding - August 1, 2008	87,500	$0.59
Granted	50,000	$0.22
Vested	(93,750)	$0.39
Forfeited	--	$--
Outstanding - July 31, 2009	43,750	$0.59

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2009, the Company had $19,868 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 0.5 years.

During the year ended July 31, 2008, the Company extended the contractual life of 300,000 fully vested options for an additional 30 days.  As a result of that modification, the Company recognized additional compensation expense of $14,500.

The following table summarizes information on stock options outstanding at July 31, 2009:

	Options Outstanding
Range of Exercise Price	Number Outstanding at July 31, 2009	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.001	2,239,610	$0.001	0.68
$0.29 - $0.96	2,827,528	0.78	0.67
	5,067,138		0.67	$1,510,022

	Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2009	Weighted Average Exercise Price	Aggregate Intrinsic Value
$0.001	2,239,610	$0.001
$0.29 - $0.96	2,783,778	0.78
	5,023,388		$1,510,022

	For the Year Ended July 31,
	2009	2008
Weighted Average Grant Date Fair Value of Options Granted	$0.22	$0.59
Aggregate Intrinsic Value of Options Exercised	$15,111	$103,850
Cash Received for Exercise of Stock Options	$56,000	$391,790

The intrinsic value is calculated as the difference between the market value as of July 31, 2009 and the exercise price of the shares. The market value as of July 31, 2009 was $0.65 as reported by the NASDAQ Stock Market.

Note 14 - Net Loss per Share:

Basic earnings per share (“EPS”) and Diluted EPS for the years ended July 31, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 51,560,258 and 80,469,695 incremental shares, have been excluded from the 2009 and 2008 computation of Diluted EPS as they are anti-dilutive due to the losses generated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 15 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2009	2008
Cash paid during the year for:
Interest	$1,075,889	$232,440
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2009
Issuance of common stock as repayment of convertible debentures	$16,112,399
Par value of common stock issued in conjunction with cashless exercise
of warrants	$9,909
Purchase of property and equipment through the issuance of obligations
under capital lease	$83,002
Issuance of common stock as satisfaction of accounts payable and
accrued expenses	$438,697

Year Ended July 31, 2008
Issuance of common stock as satisfaction of accrued executive
compensation	$471,875
Deferred debt issuance costs paid from the proceeds of convertible notes	$200,000
Value of warrants issued in conjunction with issuance of convertible
debentures and related beneficial conversion feature	$19,415,164

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

SFAS No. 131 uses a management approach for determining segments. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments. The Company’s management reporting structure provides for only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

The regions in which the Company had identifiable assets and revenues are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area.

	2009	2008
Identifiable Assets
Canada	$21,491,809	$34,529,104
United States	3,321,859	3,618,779
Total	$24,813,668	$38,147,883
Revenue
Canada	$49,337	$6,198
United States	1,069,172	118,693
Total	$1,118,509	$124,891

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

The Company has a collaboration agreement with Stallergenes, S.A., a European firm in immunological treatments and asthma.  Through the collaboration the parties agreed to pursue the design and test of li-key/allergen epitope hybrid peptides to create a novel approach for the control of both dangerous forms of asthma and functionally disabling allergic reactions.

Note 18 - Subsequent Events:

On August 6, 2009, the Company completed a private placement of its common stock by registered direct offering, of 8,558,013 shares of its common stock at $0.6602 per share, together with 2,995,305 warrants with an exercise price of $0.79 per share to a select group of accredited investors.  In connection with the transaction, 577,666 warrants valued at approximately $289,000 were also issued to the placement agent at an exercise price of $0.79 per share.  The offering resulted in net cash proceeds of approximately $5.3 million, after deducting the placement agent’s fees and estimated offering expenses.  Midtown Partners & Co., LLC acted as the exclusive placement agent for the transaction.

On September 14, 2009 the Company completed a private placement of its common stock by registered direct offering of 15,312,500 shares of its common stock at $0.80 per share, together with 5,053,125   warrants with an exercise price of $1.00 per share to a select group of accredited investors.  In connection with the transaction, 509,142 warrants valued at approximately $296,000 were also issued to the placement agent at an exercise price of $1.00 per share.  The offering resulted in net cash proceeds of approximately $11.7 million, after deducting the placement agent’s fees and estimated offering expenses.  Midtown Partners & Co., LLC and Maxim Group LLC acted as the co-placement agents in connection with this offering.

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

During our fiscal years ended July 31, 2008 and 2007 and the subsequent interim period through September 5, 2008, the date on which our Audit Committee approved the engagement of MSCM and Danziger ceased being our auditors, there were no disagreements between us and Danziger on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Danziger, would have caused Danziger to make reference to the subject matter of the disagreements in connection with its audit reports on our financial statements. During our past fiscal years ended July 31, 2009 and 2008 Danziger did not advise us of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

We requested that Danziger deliver to us a letter addressed to the Securities and Exchange Commission stating whether Danziger agreed with the disclosures made by us in response to Item 304(a) of Regulation S-K, and if not, stating the respects in which it did not agree. Danziger's letter was filed as Exhibit 16 to our Current Report on Form 8-K/A filed with the SEC on September 19, 2008.

During our fiscal years ended July 31, 2009 and 2008, we had no consultations with MSCM regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements as to which we received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; (b) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or (c) any matter that was the subject of a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T) - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2009, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2009.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report.

Item 9B.                 Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10.                      Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Anna E. Gluskin	58	Chairman, President, Chief Executive Officer and Director

Rose C. Perri	42	Chief Operating Officer, Chief Financial Officer, Treasurer, Secretary and Director

Mark Fletcher, Esquire	43	Executive Vice President and General Counsel

Gerald Bernstein, M.D.	76	Vice President, Medical Affairs

John P. Barratt	65	Director

Brian T. McGee	48	Director

Nola E. Masterson	62	Director

There are no family relationships among the directors and executive officers.  All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Anna E. Gluskin: Director since September 1997. Ms. Gluskin has served as the President and Chief Executive Officer of Generex since October 1997 and the Chairperson of the Generex Board of Directors since November 2002. She held comparable positions with Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997. Ms. Gluskin is one of the founders of Generex.

Rose C. Perri. Director since September 1997. Ms. Perri has served as Treasurer and Secretary of Generex since October 1997 and as Chief Operating Officer since August 1998. She served as Acting Chief Financial Officer from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997. Along with Ms. Gluskin, Ms. Perri is one of the founders of Generex.

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

John P. Barratt. Independent Director since March 2003. Mr. Barratt is currently the Chairman of the Generex Compensation Committee and a member of the Generex Audit Committee and Corporate Governance and Nominating Committee. Mr. Barratt served as the Board Liaison Officer of The Caldwell Partners International from July 2006 until May 2009. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brookfield Investments Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves as Chairman of the Independent Review Committees of BAM Split Corp. and Brookfield Investment Funds Management Inc. In addition, Mr. Barratt is a member of the Advisory Board and also served as interim Chief Financial Officer of Crystal Fountains Inc from September 2008 to May 2009.

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

Other Key Employees and Consultants

Stephen Fellows has served as our Vice President, Finance since June 2009. From August 2005 to December 2008, Mr. Fellows was employed by Sona Mobile Holdings Corporation, a publicly held software company which developed software applications for mobile devices, where he served as Chief Financial Officer.  From September 1996 to August 2005, Mr. Fellows worked at 3Com Corporation, where he served in several positions including as the Director of Finance of the corporate accounting group in Marlborough, MA and Director of Finance & Operations of 3Com’s Canadian subsidiary.  From January 1992 to August 1996, Mr. Fellows worked at Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as Controller for Pennzoil Canada. Mr. Fellows received a Bachelor of Business Administration degree from Wilfrid Laurier University in 1988 and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto in 1990.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file.  To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2009 were filed on a timely basis.

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2009.

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

Item 11.                 Executive Compensation.

As a “smaller reporting company,” Generex has elected to follow scaled disclosure requirements for smaller reporting companies with respect to Part III, Item 11 – Executive Compensation. Under the scaled disclosure obligations, Generex is not required to provide Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor is Generex required to quantify payments due to the named executives upon termination of employment. Management believes that the scaled disclosure for the Company’s executive compensation policy and practices is appropriate because Generex is small for a publicly-traded company, has only three named executives and has a relatively simple compensation policy and structure that has not changed in the last fiscal year.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last two completed fiscal years ending July 31, 2008 and 2009.  In respect of fiscal years 2008 and 2009, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Anna E. Gluskin	2009	$525,000		0		37,750	(3)	9,219	(4)	23,991	(6)	595,960
President and Chief Executive Officer	2008	$514,583	(1)	$215,000	(2)	$113,250	(3)	$17,516	(4)	$288,775	(5)(6)	$1,149,124
Rose C. Perri	2009	420,000		0		33,031	(3)	24,583	(4)	23,991	(6)	501,605
Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	2008	$411,667	(7)	$165,000	(2)	$99,094	(3)	$41,484	(4)	$256,083	(5)(6)	$973,328
Mark A. Fletcher	2009	$315,000		0		18,875	(3)	0		0		333,875
Executive Vice President And General Counsel	2008	$308,750	(8)	$125,000	(2)	$56,625	(3)	$0		$228,846	(5)	$719,221

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2009 and July 31, 2008.

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

(3) This amount represents the dollar amount recognized for financial statement reporting purposes with respect to the fiscal years ended July 31, 2009 and 2008 for restricted stock awards granted in August 2007, a portion of which was in respect of fiscal 2007 and was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 13 of our financial statements in the Form 10-K for the year ended July 31, 2008, as filed with the SEC, and Note 13 of the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of this Annual Report on Form 10-K. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4) This amount represents the dollar amount recognized for financial statement reporting purposes in accordance with SFAS No. 123R with respect to the fiscal years ended July 31, 2009 and 2008 for option awards granted in May 2008 in respect of fiscal year 2007. Such awards were made pursuant to the 2006 Stock Plan. Specifically, amounts reflected in this column related to options to purchase 50,000 shares of common stock granted to Ms. Gluskin and options to purchase 125,000 shares of common stock granted to Ms. Perri on May 27, 2008. The options vest incrementally over two years. The total fair values of the respective option grants are being expensed over the two-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 1.96%, expected dividend yield of 0.0%, 5 year expected life of options and expected volatility rate of 73.76%.

(5) This amount includes cash payments to each of the following named executives: Ms. Gluskin - $261,538 (CAD $281,101), Ms. Perri - $228,846 (CAD $245,963) and Mr. Fletcher - $228,846 (CAD $245,963). On May 6, 2008, the Board approved such payments to these named executives to compensate them for income tax liabilities incurred in respect of the restricted stock awards granted in August 2007. These amounts were converted at the exchange rate of US $1.00 to CAD $1.0748, which represented the market exchange rate on the date of the grant.

(6) Also included in this amount for each of Ms. Gluskin and Ms. Perri is $23,991 in 2009 and $27,236.50 in 2008, which represents 50% of the management fee paid to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In addition, Ms. Gluskin and Ms. Perri each receive a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2009 and 2008..

(7) This amount reflects the base salary earned by the named executive in fiscal 2008 ($400,000) and the retroactive salary increase for fiscal 2008 (to $420,000) approved by the Board on May 6, 2008.

(8) This amount reflects the base salary earned by the named executive in fiscal 2008 ($300,000) and the retroactive salary increase for fiscal 2008 (to $315,000) approved by the Board on May 6, 2008

Compensation Elements; Employment Agreements and Agreements Providing Payments Upon Retirement, Termination or Change in Control for Named Executives

Historically, the key components of our executive compensation have been base salary, cash bonuses, and equity incentives, including stock bonuses, restricted stock, and stock options awarded at the discretion of our Compensation Committee and Board of Directors. As a development stage company, we have reviewed compensation of our executive management team from time to time and at the discretion of the Compensation Committee when warranted by our financial condition and achievement of our business goals.  In fiscal 2009, our Compensation Committee determined that no changes in base salary or bonuses were warranted in light of the company’s efforts to conserve cash and repay the secured convertible notes issued in March 2008.

Set forth below are the material terms of employment for each of the three named executives.  The terms of employment provide for certain payments upon retirement, termination or change in control.  Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2008, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

In the event that Mr. Fletcher terminates his employment voluntarily (and not under the circumstances described in (a), (b), (c) or (d) above) or Generex terminates his employment under the circumstances described in (ii), (iii), (iv) or (v) above, Mr. Fletcher will be entitled only to that portion of his base salary due and owing as of his last day worked, less any amounts owed to Generex. Under these circumstances, he will not be entitled to any bonus or incentive compensation.

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

Outstanding Equity Awards at 2009 Fiscal Year-End

The following table provides information on the current holdings of stock option and stock awards by the named executives. This table includes unexercised and unvested option awards and unvested restricted stock awards as of July 31, 2009. Each equity grant is shown separately for each named executive. The market value of the shares set forth under the “Stock Awards” column was determined by multiplying the number of unvested shares by the closing price of our common stock on July 31, 2009, the last trading day of fiscal year 2009. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any “equity incentive plans” as defined in Regulation S-K Item 402(a)(6)(iii); thus, the columns relating to equity incentive awards are not included in the table below.

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Anna E. Gluskin,	12-13-2004	250,000(1)	0	$0.61	12-13-2009	-	-
President and Chief	4-5-2005	819,672(2)	0	$0.001	4-4-2010	-	-
Executive Officer	4-5-2005	301,032(3)	0	$0.001	4-4-2010	-	-
	8-17-2007	-	-	-	-	50,000(4)	$16,373
	5-27-2008	37,500(5)	12,500(5)	$0.96	5-26-2013	-	-
Rose C. Perri,	12-13-2004	250,000(1)	0	$0.61	12-13-2009	-	-
Chief Operating Officer,	4-5-2005	409,836(6)	0	$0.001	4-4-2010	-	-
Chief Financial	4-5-2005	166,916(7)	0	$0.001	4-4-2010	-	-
Officer, Treasurer	8-17-2007	-	-	-	-	43,750(4)	$14,326
And Secretary	5-27-2008	93,750(5)	31,250(5)	$0.96	5-26-2013	-	-
Mark E. Fletcher,	12-13-2004	250,000(1)	0	$0.61	12-13-2009
Executive Vice	4-5-2005	327,869(8)	0	$0.001	4-4-2010	-	-
President and	4-5-2005	142,857(9)	0	$0.001	4-4-2010	-	-
General Counsel	8-17-2007	-	-	-	-	25,000(4)	$8,186

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

(4)           These shares of restricted stock were granted on August 17, 2007. The shares underlying the awards to Ms. Gluskin (200,000) and Ms. Perri (175,000) will vest as follows: 50% of the shares awarded vested on the grant date; 25% of the shares awarded vest on August 17, 2008; and 25% of the shares vested on August 17, 2009. The shares underlying the award to Mr. Fletcher will vest as follows: 125,000 of the shares awarded vested on the date of grant; 25,000 of the shares vested on August 17, 2008; and 25,000 of the shares vested on August 17, 2009.

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

We did not make any payment of this deferred compensation during fiscal 2008 or 2009.

At July 31, 2009, the dollar amounts of the total balance of Ms. Gluskin’s and Ms. Perri’s deferred compensation were as follows:

Name	Aggregate Balance at 2009 FYE
Anna Gluskin	$911,433.00
Rose C. Perri	$584,172.00

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Non-Employee Directors' Compensation

In fiscal 2009 our policy for compensation of non-employee directors was as follows.

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

Directors who are officers or employees of Generex do not receive separate consideration for their service on the Board of Directors. The compensation received by Ms. Gluskin and Ms. Perri as employees of Generex is show in the Summary Compensation Table above.

Fiscal Year 2009 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (2)	All Other Compensation	Total
John P. Barratt	$62,000	$0	$0	$0	$62,000
Nola E. Masterson (3)	$55,000	$0	$0	$0	$55,000
Brian T. McGee	$62,000	$0	$0	$0	$62,000

(1) As of July 31, 2008, the aggregate number of shares underlying stock awards granted to each non-employee director was as follows: Mr. Barratt (150,000), Ms. Masterson (100,000) and Mr. McGee (150,000).

(2) As of July 31, 2009, the aggregate number of stock options held by each non-employee director was as follows: Mr. Barratt (275,714) and Mr. McGee (205,714).

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

The information contained in these tables is as of October 13, 2009, except as indicated below. At that date, we had 246,945,790 shares of common stock outstanding.

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

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class

(i) Directors and Executive Officers

John P. Barratt (1)	425,714	*
Mark Fletcher (2)	968,103	*
Anna E. Gluskin (3)	2,577,998	1.0%
Rose C. Perri (4)	5,015,304	2.0%
Brian T. McGee (5)	455,714	*
Nola Masterson (6)	102,700	*
Officers and Directors as a group (6 persons)	9,545,533	3.9%

(ii) Other Beneficial Owners (and their addresses)
EBI, Inc. In Trust(7) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,441,496	* %

GHI, Inc. In Trust (8) c/o Miller & Simons First Floor, Butterfield Square P.O. Box 260 Providencials Turks and Caicos Islands British West Indies	1,907,334	* %

Cranshire Capital, L.P. (9) 3100 Dundee Road, Suite 703 Northbrook, Illinois 60062	10,683,089	5.6%
* Less than 1%.

 (1)           Includes 70,000 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan.

(2)           Includes 497,377 shares, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan and 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2009.

(3)           Includes 16,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 200,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2009, and 37,500 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan that are vested as of date of this report.

(4)           Includes 219,726  shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan, 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan that were vested as of August 17, 2009, and 93,750 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan that vested on the date of grant.. Also includes the shares that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(5)           Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 100,000 shares acquired in February and March 2006.

(6)           Ms. Masterson received an award of 100,000 shares of restricted common stock on August 17, 2007 in consideration of her election to Generex’s Board of Directors on May 29, 2007. These shares were issued pursuant to the 2006 Plan and were fully vested on the date of grant. Also, includes 2,700 purchased on March 11, 2008.

(7)           All of these shares were previously beneficially owned by Mr. Mark Perri but are now deemed to be beneficially owned by Ms. Perri because she has the sole power to vote the shares. With respect to 1,100,000 of the shares owned of record by EBI, Inc., Ms. Perri also has investment power and otherwise is entitled to the economic benefits of ownership.

(8)           Ms. Gluskin and Ms. Perri each own beneficially 953,667 of the shares owned of record by GHI, Inc. by reason of their ownership of investment power and other economic benefits associated with such shares. The shares beneficially owned by Ms. Gluskin also are deemed to be beneficially owned by Ms. Perri because she has the sole power to vote the shares.

(9)           Information presented  is  as  of  May  21, 2009.  Downsview Capital,  Inc.  (“Downsview”)  is the general partner of Cranshire Capital, L.P.  (“Cranshire”)  and  consequently  has  voting  control and investment discretion  over  securities  held  by Cranshire.  Mitchell P.  Kopin (“Mr. Kopin”),  President  of  Downsview, has voting control over Downsview. As a result  of  the foregoing, each of Mr. Kopin and Downsview may be deemed to have  beneficial  ownership  (as  determined  under  Section  13(d)  of the Securities  Exchange Act of 1934, as amended) of any shares of common stock of the registrant deemed to be beneficially owned by Cranshire.

As of the close of business on May 29, 2009, includes (i) 182,444 shares of common stock, (ii) 170,068 shares of common stock issuable upon exercise of a  warrant (the “Warrant”), (iii) 1,273,058 shares of common stock issuable upon  exercise  of  a  Series  A  Warrant  (the  “Series  A Warrant”), (iv) 1,826,115  shares  of  common  stock issuable upon exercise of a Series A-1 Warrant  (the  “Series  A-1 Warrant”), (v) 4,132,231 shares of common stock issuable  upon  exercise of a Series B Warrant (the “Series B Warrant”) and (vi)  3,099,173 shares of common stock issuable upon exercise of a Series C Warrant  (the  “Series  C  Warrant”  and collectively with the Warrant, the Series  A  Warrant,  the  Series  A-1 Warrant and the Series B Warrant, the “Warrants”), in each case, held by Cranshire, and all such shares of common stock in the aggregate represent beneficial ownership of approximately 5.6% of  the  shares of common stock of the registrant, based on (1) 179,400,384 shares  of  common  stock  issued and outstanding on May 21, 2009, plus (2) 10,500,645  shares  of  common stock issuable upon exercise of the Warrants held by Cranshire.

The  foregoing  excludes  an  aggregate of 3,674,363 shares of common stock issuable  upon exercise of other warrants held by Cranshire because each of such  warrants contain a “blocker provision” under which the holder thereof does  not  have the right to exercise such warrants to the extent that such exercise  would  result  in  beneficial  ownership  by  the holder thereof, together with its affiliates, of more than 4.99% or 4.999% (as the case may be)  of  the  common  stock outstanding. Without such “blocker provisions,” each of Downsview, Cranshire and Mr. Kopin would be deemed to beneficially own 14,357,452 shares of common stock of the registrant.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2009 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	0	$0	2,000,000
2001 Stock Option Plan	4,842,138	$0.42	3,741,990
2006 Stock Plan	225,000	0.81	26,804,618	(1)
Total	5,067,138	$0.44	32,546,608

Equity compensation plans not approved by security holders (2)	1,667,232	1.22	0
Total	6,734,370	$0.63	32,546,608

(1)	Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.
(2)
Includes 992,232 warrants issued to various consultants pursuant to the agreements with them, 455,000 warrants issued to placement agents as commission, and 220,000 warrants issued to various employees as part of their compensation arrangements.  Please see Item 7, Management Discussion and Analysis of Financial Condition and Result of Operations under heading “Financial Condition, Liquidity and Resources” and  Notes  Note 12 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of this Annual Report on Form 10-K for more information for more information.

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

As a smaller reporting company, Generex is required to follow the scaled disclosure requirements with respect to this Part III, Item 13 – Certain Relationships and Related Transactions, and Director Independence. The disclosures related to review of related person transactions are not applicable to smaller reporting companies

Certain Relationships and Related Transactions

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

On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, in recognition of the company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. The payment of such amount to each of Ms. Gluskin and Ms. Perri will be made (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. The amounts were not paid as of July 31, 2009 with the exception of $415,742.30 that was used by Ms. Perri to repay Note Receivable, Due from Related Party. The amount was due from EBI, Inc., a shareholder of the Company that is controlled by the estate of the Company’s former Chairman of the Board, Mark Perri. The note was not interest bearing, unsecured and did not have any fixed terms of repayment. The note was extended to EBI, Inc. in May 1997.

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

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2009 and 2008, we paid the management company approximately $47,981 and $54,473, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

Legal Fees. David Wires, a former director, is a partner of the firm Wires Jolley LLP. Wires Jolley represented us in various matters. During fiscal 2009 and 2008, we paid approximately $ 900 and $44,000, respectively, in fees to Wires Jolley.  We are not using the services of Wires Jolley at present and do not expect to pay legal fees to the firm in fiscal 2010.

Private Placement of Notes and Warrants. One of the institutional investors in the March 2008 private placement of the Notes and Series Warrants was Cranshire Capital, L.P.  Cranshire purchased Notes in the aggregate principal amount of $5,000,000 and received Series A Warrants initially exercisable for 1,273,058 shares of common stock, Series A-1 Warrants initially exercisable for 1,826,115 shares, Series B Warrants initially exercisable for 4,132,231 and Series C Warrants initially exercisable for 3,099,173.  As of July 31, 2009, the principal amount of the Notes held by Cranshire and accrued interest thereon was repaid in full.  On February 11, 2009, Cranshire jointly filed an amendment to Schedule 13G with Downsview Capital, Inc. and Mitchell P. Kopin reporting beneficial ownership of more 9.99% of our outstanding shares of common stock.   The beneficial ownership of Cranshire as of May 29, 2009 was 5.6% based on the number of ours shares of common stock outstanding as of that date.  A description of the March 2008 private placement and the notes and warrants and subsequent agreements with the holders of the notes and warrants is set forth under Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Resources - Financing – 8% Secured Convertible Notes and Warrants in this Annual Report on Form 10-K.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2009 and 2008 to our independent auditors:

	Fiscal Year Ended July 31, 2008		Fiscal Year Ended July 31, 2009
Audit Fees	$233,300	(1)	$212,756	(1)
Audit-Related Fees	$128,750	(2)	$0	(2)
Tax Fees	$0	(3)	$0	(3)
All Other Fees	$0		$0
TOTAL	$362,050		$212,756

(1)	Represents charges of MSCM LLP, Generex's auditors for fiscal year ended July 31, 2008 and 2009.
(2)	Represents charges of MSCM LLP, Generex's auditor in fiscal year ended July 31, 2008 for Sarbanes-Oxley Section 404 audit of internal controls over financial reporting
(3)	MSCM LLP did not provide and did not bill for any tax services.

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

PART IV

Item. 15                      Exhibits and Financial Statements and Schedules.

1.	Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 42.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2009 and 2008
Consolidated Statements of Operations for the Years Ended July 31, 2009 and 2008 and cumulative from Inception to July 31, 2009
Consolidated Statements of Changes in Stockholders’ Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2009
Consolidated Statements of Cash Flows For the Years Ended July 31, 2009 and 2008 and Cumulative From Inception to July 31, 2009

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2008 Valuation Allowance on Deferred Tax Asset	$58,873,007	-	-	9,260,438	68,133,445

Year Ended July 31, 2009 Valuation Allowance on Deferred Tax Asset	$68,133,445	-	-	8,140,246	76,273,691

The auditors’ report of MSCM LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2009 is included with its report on our financial statements located at page 43.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 115 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of October, 2009.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Anna E. Gluskin
Name: Anna E. Gluskin
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Anna E. Gluskin	President, Chief Executive Officer and	October 14, 2009
Anna E. Gluskin	Director (Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial	October 14, 2009
Rose C. Perri	Officer, Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 14, 2009
Brian T. McGee

/s/ John P. Barratt	Director	October 14, 2009
John P. Barratt

/s/ Nola E. Masterson	Director	October 14, 2009
Nola E. Masterson

/s/ Stephen Fellows	VP, Finance	October 14, 2009
Stephen Fellows

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1
Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2
Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 16, 2009)

2
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

4.15.2
Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.3
Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.4
Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.5
Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.2
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.3
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.4
Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.5
Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6
Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1
Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

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

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

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

4.23
Form of Securities Purchase Agreement, date May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1
Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

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

10.33
Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.34
Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.35
Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.36
Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.37
Summary of Annual Base Salaries for Executive Officers of Generex Biotechnology Corporation Effective January 1, 2008 (incorporated by reference to Exhibit 10.33 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 10, 2008)*

10.38
Summary of Compensation of the Directors of Generex Biotechnology Corporation effective May 27, 2008 (incorporated by reference to Exhibit 10.34 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 10, 2008)*

16
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