Form 10-Q
period 2010-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-03-10
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 253,584,341 as of March 9, 2010.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - January 31, 2010 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three and six-month periods ended January 31, 2010 and 2009, and cumulative from November 2, 1995 to January 31, 2010 (unaudited)	2

Consolidated Statements of Cash Flows — For the six month periods ended January 31, 2010 and 2009, and cumulative from November 2, 1995 to January 31, 2010 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	27

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	30

Item 4. Reserved.	-

Item 5. Other Information	30

Item 6. Exhibits	30

Signatures	31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,624,666	$14,197,048
Accounts receivable	142,301	57,792
Inventory (see Note 5)	2,103,098	1,271,456
Other current assets	575,687	766,741
Total Current Assets	25,445,752	16,293,037

Property and Equipment, Net	1,381,778	1,444,770
Assets Held for Investment, Net	3,444,899	3,373,564
Patents, Net	3,586,784	3,702,386

TOTAL ASSETS	$33,859,213	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$9,485,196	$7,486,155
Deferred revenue and rebate liability	394,886	140,883
Current maturities of long-term debt	1,068,725	1,060,788
Current maturities of obligations under capital lease	26,600	43,836
Total Current Liabilities	10,975,407	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net	1,842,500	1,854,421

Commitments and Contingencies (see Note 8)

Total Liabilities	12,817,907	10,590,015

Stockholders’ Equity (see Note 10):
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at January 31, 2010 and July 31, 2009; -0- shares issued and outstanding at January 31, 2010 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2010 and July 31, 2009; 251,025,190 and 212,628,818 shares issued and outstanding at January 31, 2010 and July 31, 2009, respectively	251,024	212,628
Additional paid-in capital	329,577,557	307,401,016
Deficit accumulated during the development stage	(309,495,607)	(294,041,489)
Accumulated other comprehensive income	708,332	651,587
Total Stockholders’ Equity	21,041,306	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,859,213	$24,813,757

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months		(Date of Inception)
	January 31,		Ended January 31,		to January 31,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$528,886	$972,982	$431,344	$434,636	$4,146,780

Cost of Goods Sold	367,125	349,390	287,888	327,198	1,008,506

Gross profit	161,761	623,592	143,456	107,438	3,138,274

Operating Expenses:
Research and development	6,476,290	7,596,130	3,400,521	3,240,441	109,853,465
Research and development - related party	—	—	—	—	220,218
Selling and marketing	2,646,772	1,446,905	1,348,068	609,707	7,079,270
General and administrative	6,559,222	4,912,435	2,733,957	2,064,522	123,360,040
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	15,682,284	13,955,470	7,482,546	5,914,670	240,827,321

Operating Loss	(15,520,523)	(13,331,878)	(7,339,090)	(5,807,232)	(237,689,047)

Other Income (Expense):
Miscellaneous income (expense)	750	3	250	(2)	197,011
Income from rental operations, net	154,659	167,739	70,066	79,359	1,726,667
Interest income	16,426	221,097	6,341	52,632	7,763,300
Interest expense	(105,430)	(10,792,585)	(53,029)	(6,363,197)	(68,102,598)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(15,454,118)	(23,735,624)	(7,315,462)	(12,038,440)	(310,238,735)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(15,454,118)	(23,735,624)	(7,315,462)	(12,038,440)	(307,200,550)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Stockholders	$(15,454,118)	$(23,735,624)	$(7,315,462)	$(12,038,440)	$(309,495,607)

Basic and Diluted Net Loss Per Common Share (see Note 9)	$(.06)	$(.20)	$(.03)	$(.10)

Weighted Average Number of Shares of Common Stock Outstanding	241,522,176	121,454,322	249,053,034	124,799,620

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(15,454,118)	$(23,735,624)	$(307,200,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,958	413,793	8,166,629
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	50,500	102,800	3,729,893
Amortization of options and option modifications as employee compensation	916,381	19,360	1,023,377
Common stock issued for services rendered	832,605	124,166	10,895,234
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	505,000	—	7,870,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	307,583	2,405,629
Amortization of discount on convertible debentures	—	8,459,007	38,345,592
Common stock issued as interest payment on convertible debentures	—	252,083	757,514
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	1,589,988	3,198,604
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(84,392)	(428,276)	(157,627)
Miscellaneous receivables	—	—	43,812
Inventory	(820,673)	172,810	(2,136,523)
Other current assets	350,775	(1,291,294)	(570,405)
Accounts payable and accrued expenses	3,822,306	(1,204,834)	16,375,446
Deferred revenue	252,534	27,446	391,371
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(9,235,124)	(15,190,992)	(178,547,048)

Cash Flows From Investing Activities:
Purchase of property and equipment	(134,312)	(1,385)	(4,729,244)
Costs incurred for patents	(81,922)	(66,503)	(2,284,432)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	8,852,214	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided By (Used in) Investing Activities	(216,234)	8,784,326	(10,452,943)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2010	2009	2010
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(47,950)	(41,095)	(2,072,476)
Repayment of obligations under capital lease	(21,168)	(12,304)	(56,402)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	1,517,940	—	45,642,159
Proceeds from exercise of stock options	—	56,000	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	(3,130,000)	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	16,400,671	—	112,137,624
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by (Used in) Financing Activities	17,849,493	(3,127,399)	211,702,231

Effect of Exchange Rates on Cash	29,483	(23,613)	(77,574)

Net Increase (Decrease) in Cash and Cash Equivalents	8,427,618	(9,557,678)	22,624,666

Cash and Cash Equivalents, Beginning of Period	14,197,048	17,237,510	—

Cash and Cash Equivalents, End of Period	$22,624,666	$7,679,832	$22,624,666

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$105,430	$976,706
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,991,838	$—
Par value of common stock issued in conjunction with cashless exercise of warrants	$5,245	$—
Issuance of common stock as repayment of convertible debentures and advance payments	$—	$6,506,668
Purchase of property and equipment through the issuance of obligations under capital lease	$—	$83,002

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2010 of approximately $309 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for fiscal years beginning after December 15, 2008.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s consolidated financial statements.

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

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

3.	Stock-Based Compensation
As of January 31, 2010, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan).  Restricted shares can only be issued under the 2006 Plan.  At January 31, 2010, there were 2,000,000, 8,547,628 and 18,118,410 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan for the six months ended January 31, 2010:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
		Price	Contractual	Intrinsic
	Options	Share	Term (Years)	Value

Outstanding, August 1, 2009	5,067,138	$0.44
Granted	855,000	0.64
Forfeited or expired	(270,000)	0.92
Exercised	—	—
Outstanding, January 31, 2010	5,652,138	0.44	4.65	$1,456,715
Exercisable, January 31, 2010	4,753,388			1,456,715
Grant Date Fair Value of Options Granted				$0.46
Grant Date Fair Value of Options Forfeited or Expired				0.70
Total Intrinsic Value of Options Exercised				n/a

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:
		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2009	43,750	$0.59
Granted	855,000	0.46
Vested	—	n/a
Forfeited	—	n/a
Outstanding, January 31, 2010	898,750	0.47

As of January 31, 2010, the Company had $367,183 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 3.66 years.

During the six months ended January 31, 2010, the Company modified the terms of 4,535,638 outstanding options which resulted in a charge to operations in the amount of $875,773.  The fair value of modification cost is estimated as the difference of options’ fair value before and after modification date.  The estimates employ Black-Scholes option pricing model, which takes into account the exercise price ($0.001 – $0.94), expected life of the option (5 years), the current price of the underlying stock ($0.59) and its expected volatility (109.05%), expected dividends on the stock($0) and the risk-free interest rate for the term of the option (0.11%).

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares was based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion vested over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the six months ended January 31, 2010.
Weighted
Average
Grant Date
	Number of	Fair
	Shares	Value

Non-vested restricted stock, August 1, 2009	14,844	$1.51
Granted	—	n/a
Vested	(14,844)	1.51
Forfeited	—	n/a
Non-vested restricted stock, January 31, 2010	—	n/a

4.	Comprehensive Loss
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2010 and 2009, was $7,297,548 and $12,080,656, respectively.  Comprehensive loss for the six months ended January 31, 2010 and 2009 was $15,397,373 and $24,144,454, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Inventory
Inventory consists of the following:

	January 31,	July 31,
	2010	2009

Raw materials	$1,255,436	$728,919
Finished goods	847,662	542,537
Total	$2,103,098	$1,271,456

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	January 31,	July 31,
	2010	2009

Accounts Payable	$3,765,183	$2,983,037
Research and Development	3,065,806	1,629,293
Executive Compensation	2,654,207	2,873,825
Total	$9,485,196	$7,486,155

7.	Pending Litigation
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

8.	Commitments
On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement.  Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require the Company to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011.

9.	Net Loss Per Share
Basic earnings per shares (EPS) and Diluted EPS for the six and three months ended January 31, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options and warrants, representing approximately 48,281,423 incremental shares, have been excluded from the January 31, 2010 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective period.   All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 70,990,472 incremental shares, have been excluded from the January 31, 2009 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective period.

10.	Stockholders’ Equity
At our Annual Meeting of Stockholders on July 30, 2009, our stockholders approved an amendment to our Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of our common stock from 500,000,000 to 750,000,000.

During the six months ended January 31, 2010, the Company issued 23,870,513 shares of common stock and 9,595,622 warrants to acquire the shares of common stock at exercise prices of $0.79 to $1.00 pursuant to registered direct offerings and private placements, in exchange for net cash proceeds after expenses of $16,400,671.  The shares were priced at $0.66 to $0.80 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2010, the Company issued 1,300,659 shares of common stock to various consultants for services rendered in the amount of $832,605.  The shares were valued at $0.45 to $0.76 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2010, the Company issued 3,295,670 shares of common stock to various vendors as satisfaction of accounts payable and accrued expenses in the amount of $1,991,838.  The shares were valued at $0.48 to $0.77 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the six months ended January 31, 2010, the Company issued 84,258 shares of common stock valued at $50,500 as employee compensation.  The shares were valued at $0.50 to $0.73 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2010, the Company granted 855,000 options to employees as compensation.  The total fair value of the options amounted to $393,300 which is being amortized over the vesting period of 4 years, resulting in a charge to operations during the six month period ended January 31, 2010 of $30,419.  The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model, taking into account the grant date exercise price and current price of the underlying stock of $0.64, an expected life of the option of 3.75 years, an expected volatility of 108.9%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.12%.

During the six months ended January 31, 2010, the Company modified the terms of 4,535,638 outstanding options resulting in a charge to operations in the amount of $875,773.  This charge was entirely incurred in the quarter ended October 31, 2009.

During the six months ended January 31, 2010, the Company issued 5,245,459 shares of common stock in conjunction with cashless exercises of 9,344,795 warrants.

During the six months ended January 31, 2010, the Company received aggregate cash proceeds of $1,517,940 from exercises of warrants.  The Company issued 4,599,817 shares of common stock as a result of these exercises.  All such exercises occurred in the quarter ended October 31, 2009.

During the six months ended January 31, 2010, the Company recorded a charge to operations in the amount of $10,189 as amortization of stock-based compensation.

During the six months ended January 31, 2010, the Company issued 1,000,000 warrants to purchase the shares of common stock for $0.001 valued at $505,000 to a consultant.  The warrants were valued at $0.505 based on the quoted market price of the Company’s common stock on the date of the issuance.  An additional 1,000,000 warrants will be issued to the consultant at the same exercise price if certain milestones are met prior to the contract expiration date of May 31, 2010.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the warrants issued, forfeited or expired and exercised for the six months ended January 31, 2010:
Warrants

Outstanding, August 1, 2009	46,478,276
Issued	10,595,622
Forfeited or expired	(500,001)
Exercised	(13,944,612)
Outstanding, January 31, 2010	42,629,285

The outstanding warrants at January 31, 2010 have a weighted average exercise price of $0.57 per share.

The stockholders’ equity transactions as described above are summarized below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock in private placement	23,870,513	$23,870	$16,376,801	$16,400,671
Issuance of common stock for services	1,300,659	1,301	831,304	832,605
Issuance of common stock as employee compensation	84,258	84	50,416	50,500
Stock-based executive compensation	—	—	10,189	10,189
Warrants exercised for cash	4,599,817	4,600	1,513,340	1,517,940
Issuance of common stock as satisfaction of accounts payable and accrued expenses	3,295,670	3,296	1,988,543	1,991,839
Issuance of warrants for services	—	—	505,000	505,000
Issuance of common stock in conjunction with cashless exercise of warrants	5,245,459	5,245	(5,245)	—
Amortization of stock options as employee compensation	—	—	30,419	30,419
Option re-pricing costs	—	—	875,773	875,773
Total	38,396,376	$38,396	$22,176,540	$22,214,936

11.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and six-month periods ended January 31, 2010 and 2009. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2009 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2010.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2010 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Compliance with Smaller Reporting Company Disclosure Requirements

Generex has determined that it qualified as a “smaller reporting company” as defined in Rule 12-b2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that it will take advantage of the Securities and Exchange Commission’s recently adopted rules permitting a smaller reporting company to comply with scaled disclosure requirements for smaller reporting companies on an item-by-item basis. The Company has elected to comply with the scaled disclosure requirements for smaller reporting companies with respect to Part I, Item 3 – Quantitative and Qualitative Disclosures About Market Risk, which is not applicable to smaller reporting companies.

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

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 389 patients have been enrolled in 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

In November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai. The dossier includes Generex Oral-lyn™. We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray. The Syrian Ministry of Health will review the dossier and inform us of any additional requests for information that it may have. There have been no immediate queries, and we anticipate registration in the 2010 calendar year.

In December 2008, we submitted Generex Oral-lyn™ dossier to the Ministry of Health in Iraq (North) through Generex MENA, our branch office in Dubai and expect to receive an approval to market the product in the 2010 calendar year.

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

Marketing

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin. Each package of Oral Recosulin contains two canisters of our product along with one actuator. The product was approved in India in January 2009, but per the requirements of the approval, a study in India with Oral Recosulin is still ongoing and we have not recognized any revenue from the Indian market to this point.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. Benta SA. is currently working on reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria.  Through the efforts of our business development team, in association with our Generex MENA office, we have entered into a marketing sub-distribution relationship with Algerian company Continental Pharm Laboratoire. The official product launch in Algeria took place in October 2009.  To date we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria.

Over-The-Counter Glucose Product Line

Using our buccal delivery technology, we have also launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, Crave-NX™ 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions. In the first two quarters of fiscal 2010, we received modest revenues from sales of our commercially available products, our confectionary Glucose RapidSpray™, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, Crave-NX™.  All three products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide. We are currently pursuing European registrations for these products.

Other Product Candidates

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results, that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.  We are compiling the data from this study and expect to file with the regulatory agency in the 2010 calendar year.

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

Brief Company Background

We are a development stage company. From inception through the end of the fiscal quarter ended January 31, 2010, we have received only limited revenues from operations. In the first two quarters of fiscal 2010 and in the fiscal year ended July 31, 2009, we received approximately $528,886 and $1,118,509, respectively in revenue. The revenue in fiscal 2009 included $550,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in both fiscal periods pertained to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the first two quarters of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

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

Generex Oral-lyn™ was approved for importation and commercial sale in India in November 2007. We have entered into a licensing and distribution agreement with Shreya Life Sciences Pvt. Ltd., and since January 2009 Generex Oral-lyn™ has been available in India under the marketing name of Oral Recosulin.

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

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year or during the first two quarters of this fiscal year.

During the first two quarters of the current fiscal year and during the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2010, approximately 85% of our total $6,476,290 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the six months ended January 31, 2009, approximately 85% of our $7,596,130 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 15%, or $968,490, of our research and development expenses for the six months ended January 31, 2010 was related to Antigen's immunomedicine products compared to approximately 15%, or $1,153,536, of our research and development expenses for the six months ended January 31, 2009.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Results of Operations
Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

Our net loss for the quarter ended January 31, 2010 was $7,315,462 versus $12,038,440 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s quarter interest expense of $6,363,197, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures.  Interest expense for the current year quarter was $53,029.  The decrease in net loss was partially offset by the increase in our general and administrative expenses, selling and marketing expenses and research and development expenses.  Our operating loss for the quarter ended January 31, 2010 increased to $7,339,090 compared to $5,807,232 in the second fiscal quarter of 2009.  The increase in operating loss resulted from an increase in general and administrative expenses (to $2,733,957 from $2,064,522), an increase in selling expense (to $1,348,068 from $609,707) and an increase in research and development expenses (to $3,400,521 from $3,240,441). Our revenues in the quarter ended January 31, 2010 decreased slightly to $431,344 from $434,636 for the quarter ended January 31, 2009 reflecting only the sales of our over-the-counter products.

The increase in research and development expenses in the last fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s quarter.  The increase in general and administrative expenses is primarily related to an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $505,000, as well as smaller increases in legal, accounting and consulting expenses in the quarter ended January 31, 2010 versus the comparative previous year quarter.  The increase in selling expenses for the quarter ended January 31, 2010 versus the prior year comparative quarter is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.

Our interest expense in the second quarter of fiscal 2010 decreased to $53,209, compared to interest expense of $6,363,197 in the second quarter of fiscal 2009, due to interest expense and costs of the repriced warrants recognized on the convertible notes issued in March 2008 recognized in the prior year quarter, but not in the current year.  Our interest income decreased to $6,341 in the second quarter of fiscal 2010, compared to $52,632 in the same quarter for the last year, primarily due to lower market interest rates.  We received a slightly lower income from rental operations (net of expense) of $70,066 in the second quarter of fiscal 2010 compared to $79,359 in the same quarter for the last year.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

Our net loss for the six months ended January 31, 2010 was $15,454,118 versus $23,735,624 in the corresponding six-month period of the prior fiscal year.  The decrease in net loss in this fiscal year’s six month period versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s six-month period interest expense of $10,792,585, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures.  Interest expense for the current year period was $105,430.  The decrease in net loss was partially offset by the increase in our general and administrative expenses and selling and marketing expenses, offset by a decrease in our research and development expenses.  Our operating loss for the six-month period ended January 31, 2010 increased to $15,520,523 compared to $13,331,878 in the same fiscal period in 2009.  The increase in operating loss resulted from an increase in general and administrative expenses (to $6,559,222 from $4,912,435), an increase in selling expense (to $2,646,772 from $1,446,905), offset by a decrease in research and development expenses (to $6,476,290 from $7,596,130). Our revenues in the six-month period ended January 31, 2010 decreased to $528,886 from $972,982 for the six-month period ended January 31, 2009 reflecting only the sales of our over-the-counter products in the current fiscal year period, while the comparative prior year period included an upfront, non-refundable $500,000 license fee related to our Oral-lyn™ product

The decrease in research and development expenses in the last fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the comparative previous fiscal year period.  The increase in general and administrative expenses is primarily related to the non-cash, one time stock option modification charge of $875,773 in the six-month period ended January 31, 2010, as well as an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $505,000 versus the comparative previous year period.  The increase in selling expenses for the six-month period ended January 31, 2010 versus the prior year comparative period is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.

Our interest expense in the six-month period ended January 31, 2010 decreased to $105,430, compared to interest expense of $10,792,585 in the six-month period ended January 31, 2009, due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement recognized in the prior year period, but not in the current year.  Our interest income decreased to $16,426 in fiscal 2010, compared to $221,097 in fiscal 2009.  We received a slightly lower income from rental operations (net of expense) of $154,659 in the six-month period ended January 31, 2010 compared to $167,739 in the comparative period of the prior fiscal year.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2010, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities.  Beyond that, we anticipate that we will require additional funds to support our working capital requirements or for other purposes.

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

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, at-market stock issuance programs, preferred stock offerings and offerings of debt and convertible debt instruments, as well as through merger or acquisition opportunities.

We have undertaken certain steps in preparation for future financing transactions.  For instance, in October 2009, we entered into an At Market Issuance Sales Agreement with Wm Smith& Co., which is described in more detail below under the subheading At Market Issuance Sales Agreement and which is currently on hold, until further notice, because of the general market conditions.

In addition, on January 29, 2010, we filed a new shelf registration statement (File No. 333-164591) with the Securities and Exchange Commission (“SEC”) to renew and replace the prior shelf registration statement filed in December 2006, pursuant to which we registered an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units with an aggregate initial offering price of up to $150,000,000.  We conducted the offerings in the period May through September 2009 with takedowns from the prior shelf registration statement, selling an aggregate of $33,889,080 of securities.  The new shelf registration statement is intended to renew and replace the prior registration statement.  The new registration statement was declared effective on February 9, 2010 and covers offerings of shares of our common stock, preferred stock, warrants and/or units with a maximum aggregate offering price of $150,000,000, which includes the $116,110,920 of securities remaining unsold under the prior registration statement.

Management is actively pursuing industry collaboration activities, including product licensing and specific project financing.  To secure a reliable long-term insulin supply for our future commercial needs, we entered into a long-term agreement with Sanofi-Aventis Deutschland GmbH (“sanofi-aventis”), on December 7, 2009.  The material terms of this agreement are described below under the heading Financial Condition, Liquidity and Resources - Funding Requirements and Commitments.

We believe that our current progress in the Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, Lebanon and Algeria, may provide us with revenue in 2010.  We believe that the successful commercial launch of Oral-lyn™ in India and other countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the private placements conducted in June, August and September 2009, although some of the warrants include a cashless exercise feature.  In the private placement that closed on June 15, 2009, we sold an aggregate of 17,200,000 shares of our common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC (“Midtown”), our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.   In the August 6, 2009 private placement, we sold an aggregate of 8,558,013 shares of our common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.  In the private placement that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued a warrant to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant for the transaction.

As of March 10, 2010, all of the warrants issued in the June, August and September 2009 private placements were exercisable.  At March 10, 2010, outstanding warrants issued in connection with the June, August and September 2009 private placements were as follows:

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

The initial exercise price of each Series Warrant was $1.21.  The exercise price of the Series Warrants was subsequently reduced initially to $0.50 and then to $0.33 as a result of an anti-dilution provision triggered by the May 2009 private placement.  The Series Warrants include a cashless exercise feature.  At March 10, 2010, outstanding Series Warrants were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	14,330,603	$0.33	March 31, 2016

March 31, 2008	4,591,735	$0.33	September 30, 2016
*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.

At Market Issuance Sales Agreement

On October 14, 2009, we entered into an At Market Issuance Sales Agreement (the “Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell an aggregate of $20,000,000 in gross proceeds of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to Generex’s prior approval.  We will pay Wm Smith a commission not to exceed 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the agreement.

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

Cash Flows for the Six Months Ended January 31, 2010

For the six months ended January 31, 2010, we used $9,235,124 in cash to fund our operating activities. The use for operating activities included a net loss of $15,454,118, a net increase in accounts receivable of $84,392 and an increase of $820,673 in inventory, offset by an increase of $3,822,306 related to accounts payable and accrued expenses, a decrease in other current assets of $350,775 and an increase in deferred revenue of $252,534.

The use of cash was offset by non-cash expenses of $393,958 related to depreciation and amortization, $916,381 in stock-based compensation to employees and $1,388,105 in stock and warrant-based compensation issued in exchange for services rendered by consultants.

We had net cash outflows from investing activities of $216,234 in the six months ended January 31, 2010, representing payments for property and equipment of $134,312 and costs incurred for patents of $81,922.

We had net cash flows provided by financing activities of $17,849,493 in the six months ended January 31, 2010.  We received $16,400,671 from issuances of common stock in our August and September registered direct offerings.  We received $1,517,940 in cash proceeds from exercises of warrants.  We made payments related to our capital leases in the amount of $21,168 and long-term debt in the amount of $47,950.

Our net working capital at January 31, 2010 increased to $14,470,345 from $7,561,375 at July 31, 2009, which was attributed largely to the net proceeds raised from the issuance of common stock and exercises of warrants, offset by our net loss for the six-month period ended January 31, 2010.

Funding Requirements and Commitments

We expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™ in India, Lebanon, Ecuador and Algeria.  We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011.  Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries.  Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011.  The prices under the supply agreement are subject to adjustment beginning after December 31, 2012.

In addition to the resources that we will dedicate to regulatory approval and commercialization of Generex Oral-lyn™, we will expend resources on further clinical development of our immunotherapeutic vaccines.

Our future funding requirements and commitments and our ability to raise additional capital will depend on factors that include:

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

Certain Related Party Transactions

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the six month period ended January 31, 2010 and the fiscal year ended July 31, 2009, we paid the management company approximately $27,282 and $47,981, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2009 for further descriptions of our transactions with related parties during the last fiscal year.

Recently Adopted Accounting Pronouncements

In November 2007, the Financial Accounting Standards Board (FASB) issued guidance related to accounting for collaborative arrangements. This guidance defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. This guidance is effective for our fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, we have elected scaled disclosure reporting obligations and therefore are not required to provide the information in this Item 3.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2010, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2010, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the six months ended January 31, 2010, we received revenues of $528,886 from sales of our over-the-counter confectionary products.  In the fiscal year ended July 31, 2009, we received modest revenues of approximately $618,509 from sales of these products.  We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2009 or the first six months of fiscal 2010, although we did recognize $500,000 in licensing fee revenue relating to the signing of a licensing and distribution agreement for the sale of Generex Oral-lyn™ in Korea in fiscal 2009. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the initial commercial launch of Generex Oral-lyn™ in India until sometime this fiscal year.  We also have entered in subdistribution agreements in Lebanon and Algeria but do not expect any significant revenue from the launch of the product in those countries in calendar year 2010.

To date, we have not been profitable and our accumulated net loss available to shareholders was $309,495,607 at January 31, 2010. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which is currently approved for sale in Ecuador, India, Lebanon and Algeria, and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-Nx™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 37,728,511 shares of common stock are issuable upon exercise of the warrants that we issued on March 31, 2008, May 15, 2009, June 15, 2009, August 6, 2009 and September 14, 2009 (without regard to additional shares which may become issuable due to anti-dilution adjustments or in connection with payments of interest), which represents approximately 15% of the shares of common stock currently outstanding.  Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2010, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

During the three months ended January 31, 2010, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2010, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Luxury Air Jets, Inc. pursuant to an agreement with a principal thereof, to provide us with investor relations services.  During the three months ended January 31, 2010, we issued 39,000 shares of common stock to Luxury Air Jets, Inc. pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Luxury Air Jets, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until October 11, 2010.  During the three months ended January 31, 2010, we issued 180,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended January 31, 2010, we issued 59,324 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We issued a common stock purchase warrant to Advisor Associates, Inc. a consultant, pursuant to an agreement to provide us with financial services.  In accordance with the agreement, which extends until May 31, 2010, we issued Advisor Associates a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share.  The warrant was immediately exercisable upon issuance.  Pursuant to the agreement, we will issue Advisor Associates a second warrant to purchase an additional 1,000,000 shares of common stock if certain milestones are attained prior to May 31, 2010.  The sale of the warrant was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that Advisor Associates is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock obtained upon exercise of the warrant will include a legend to indicate that they are restricted. This transaction did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2010.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 31 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 10, 2010	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: March 10, 2010	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

4.26.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

10.1
Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and  between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on December 11, 2009) (subject to confidential treatment)

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