Form 10-Q/A
period 2009-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-06-11
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

(416) 364-2551
(Registrant's telephone number, including area code)

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

GENEREX BIOTECHNOLOGY CORPORATION
FORM 10-Q/A

EXPLANATORY NOTE

Generex Biotechnology Corporation (the "Company") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (the "Original Report "), which was originally filed on December 11, 2009, to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company re-evaluated its calculation of the derivative effect of certain warrants and determined to restate its consolidated financial statements for the fiscal period ended October 31, 2009 included in the Original Report and to make the following changes:

•	Restate the Financial Statements;

•
Revise the Critical Accounting Policies, Results of Operations, Financial Condition, Liquidity and Resources, and Risk Factors sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Revise Notes 1, 2, 4, 10, 11 and 12 to the unaudited interim condensed consolidated Financial Statements; and

•	Amend the disclosure contained under Item 4 - Controls and Procedures;

•	Amend the Exhibit Index and re-execute the certificates required by Section 302 of the Chief Executive Officer and Chief Financial Officer. Sarbanes-Oxley Act of 2002.

Specifically, the consolidated financial statements for the fiscal period ended October 31, 2009 have been amended to account for the effects of Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging) effective as of August 1, 2009.  The columns in the financial statements which have been restated have been so designated.  Disclosure in Notes 1 and 2 to the financial statements has been amended to account for the adoption of ASC 815.  A new Note 10 to the financial statements has been added to provide the required disclosure related to the Derivative Warrant Liability.   In addition, a new Note 11 has been added which describes the financial impact of the restatement on the previously reported interim period.   The accounting entries do not impact cash and there is no effect on the Company’s operating income or cash flows.

Except as discussed above, the Company has not modified or updated disclosures presented in the Original Report.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Report, nor does it modify or update those disclosures affected by subsequent events or discoveries.  It also does not affect information contained in the Original Report which was not impacted by these restatements.  Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Report.

              This Amendment No. 1 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

Restatement of Other Financial Statements

Similarly, as a result of comments received from the Staff, the Company re-evaluated its calculation of the derivative effect of certain warrants and determined to restate its consolidated financial statements for the three and six months ended January 31, 2010.  The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q filed on March 10, 2010 to restate the Company’s unaudited consolidated financial statements such three- and six-month periods.

i

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
October 31, 2009 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three month
periods ended October 31, 2009 and 2008, and cumulative from
November 2, 1995 to October 31, 2009 (unaudited)	2

Consolidated Statements of Cash Flows — For the three month
periods ended October 31, 2009 and 2008, and cumulative from
November 2, 1995 to October 31, 2009 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4T. Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Submission of Matters to a Vote of Security Holders	32

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	32

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31,	July 31,
	2009 (restated)*	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$26,262,140	$14,197,048
Accounts receivable	76,367	57,792
Inventory (see Note 5)	1,424,782	1,271,456
Other current assets	1,015,191	766,741
Total Current Assets	28,778,480	16,293,037

Property and Equipment, Net	1,439,598	1,444,770
Assets Held for Investment, Net	3,470,728	3,373,564
Patents, Net	3,646,160	3,702,386

TOTAL ASSETS	$37,334,966	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$7,609,207	$7,486,155
Deferred revenue and rebate liability	108,197	140,883
Current maturities of long-term debt	1,247,772	1,060,788
Current maturities of obligations under capital lease	37,365	43,836
Total Current Liabilities	9,002,541	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net	1,681,576	1,854,421

Derivative Warranty Liability (see Note 10)	10,131,138	—

Total Liabilities	20,815,255	10,590,015

Commitments and Contingencies

Stockholders’ Equity (see Note 10):
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at October 31, 2009 and July 31, 2009; -0- shares issued and outstanding at October 31, 2009 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 500,000,000 shares at October 31, 2009 and July 31, 2009; 248,145,032 and 212,628,818 shares issued and outstanding at October 31, 2009 and July 31, 2009, respectively	248,144	212,628
Additional paid-in capital	314,765,024	307,401,016
Deficit accumulated during the development stage	(299,183,874)	(294,041,489)
Accumulated other comprehensive income	690,417	651,587
Total Stockholders’ Equity	16,519,711	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$37,334,966	$24,813,757

* - See Note 11 - Restatement of Previously Reported Interim Period.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
	For the Three Months		(Date of Inception)
	Ended October 31,		to October 31,
	2009 (restated)*	2008	2009 (restated)*
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$97,542	$538,346	$3,715,436

Cost of Goods Sold	79,237	22,192	720,618

Gross profit	18,305	516,154	2,994,818

Operating Expenses:
Research and development	3,075,769	4,355,689	106,452,944
Research and development - related party	—	—	220,218
Selling and marketing	1,298,704	837,198	5,731,202
General and administrative	3,825,265	2,847,913	120,626,083
General and administrative - related party	—	—	314,328
Total Operating Expenses	8,199,738	8,040,800	233,344,775

Operating Loss	(8,181,433)	(7,524,646)	(230,349,957)

Other Income (Expense):
Miscellaneous income (expense)	500	5	196,761
Income from rental operations, net	84,593	88,380	1,656,601
Interest income	10,085	168,465	7,756,959
Interest expense	(52,401)	(4,429,388)	(68,049,569)
Change in fair value of derivative warrant liability	2,996,271	—	2,996,271
Loss on extinguishment of debt	—	—	(14,134,068)

Net Loss Before Undernoted	(5,142,385)	(11,697,184)	(299,927,002)

Minority Interest Share of Loss	—	—	3,038,185

Net Loss	(5,142,385)	(11,697,184)	(296,888,817)

Preferred Stock Dividend	—	—	2,295,057

Net Loss Available to Common Stockholders	$(5,142,385)	$(11,697,184)	$(299,183,874)

Basic and Diluted Net Loss Per Common Share (see Note 8)	$(.02)	$(.10)

Weighted Average Number of Shares of Common Stock Outstanding	233,991,319	118,109,023

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months		(Date of Inception)
	Ended October 31,		to October 31,
	2009 (restated)*	2008	2009 (restated)*
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(5,142,385)	$(11,697,184)	(296,888,817)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	199,702	216,172	7,972,373
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	28,986	55,136	3,708,379
Issuance of options and option modifications as employee compensation	879,000	9,680	985,996
Common stock issued for services rendered	639,224	46,649	10,701,853
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	5,653	—	7,371,376
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	153,791	2,405,629
Amortization of discount on convertible debentures	—	4,009,835	38,345,592
Common stock issued as interest payment on convertible debentures	—	252,083	757,514
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative warrant liability	(2,996,271)		(2,996,271)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(26,542)	(30,674)	(99,777)
Miscellaneous receivables	—	—	43,812
Inventory	(145,862)	(60,179)	(1,461,712)
Other current assets	(238,187)	(40,087)	(692,700)
Accounts payable and accrued expenses	1,168,647	(574,680)	13,721,787
Deferred revenue	(33,702)	37,018	105,135
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(5,661,737)	(7,622,440)	(174,506,994)

Cash Flows From Investing Activities:
Purchase of property and equipment	(132,646)	(1,385)	(4,727,578)
Costs incurred for patents	(42,237)	(30,537)	(2,244,747)
Change in restricted cash	—	—	45,872
Proceeds from maturity of short term investments	—	2,214	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	(608,279)	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Used in Investing Activities	(174,883)	(637,987)	(10,878,259)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Three Months		(Date of Inception)
	Ended October 31,		to October 31,
	2009 (restated)*	2008	2009 (restated)*

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(23,492)	(21,567)	(2,048,018)
Repayment of obligations under capital lease	(10,403)	(3,024)	(45,637)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	1,517,940	—	45,642,159
Proceeds from exercise of stock options	—	56,000	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	(376,667)	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	16,400,671	—	112,137,624
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	17,884,716	(345,258)	211,737,454

Effect of Exchange Rates on Cash	16,996	(14,970)	(90,061)

Net Increase (Decrease) in Cash and Cash Equivalents	12,065,092	(8,620,655)	26,262,140

Cash and Cash Equivalents, Beginning of Period	14,197,048	17,237,510	—

Cash and Cash Equivalents, End of Period	$26,262,140	$8,616,855	$26,262,140

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$52,401	$618,099
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,055,459	$—
Par value of common stock issued in conjunction with cashless exercise of warrants	$4,466	$—
Issuance of common stock as repayment of convertible debentures and advance payments	$—	$3,753,334
Issuance of common stock as convertible debentures advance payments	$—	$759,450
Purchase of property and equipment through the issuance of obligations under capital lease	$—	$83,002

*See Note 11 - Restatement of Previously Reported Interim Period

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

The Company adopted Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging) effective as of August 1, 2009.  The Company reassessed certain outstanding warrants under ASC 815 and due to a price adjustment clause included in these warrants, it has determined that such warrants were no longer deemed to be indexed to the Company’s stock and, therefore, no longer met the scope exception of ASC 815. These warrants have been reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward.  The adoption of this guidance resulted in the recognition of income of $2,996,271 within the Company’s consolidated statements of operations for the three months ended October 31, 2009 and a net reclassification of $10,131,138 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of October 31, 2009.  (See Note 11 – Restatement of Previously Reported Interim Period.)

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at October 31, 2009 of approximately $299 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of income of $2,996,271within the Company’s consolidated statements of operations for the three month period ended October 31, 2009 and a net reclassification of $10,131,138 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of October 31, 2009.  (See Notes 10 – Derivative Warrant Liability and 11 –Restatement of Previously Reported Interim Period.)

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
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended October 31, 2009 and 2008 was $5,103,555 and $12,063,798, respectively.

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

The following is a summary of the warrants issued, forfeited or expired and exercised for the three months ended October 31, 2009:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

Outstanding, August 1, 2009	46,478,276
Issued (see Note 9)	9,595,622
Forfeited or expired	(500,000)
Exercised	(12,176,382)
Outstanding, October 31, 2009	43,397,516

The outstanding warrants at October 31, 2009 have a weighted average exercise price of $0.57 per share.

The stockholders’ equity transactions as described above are summarized below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock in private placement	23,870,513	$23,871	$16,376,802	$16,400,673
Issuance of common stock for services	957,835	$958	$638,266	$639,224
Issuance of common stock as employee compensation	39,174	39	25,211	25,250
Stock-based executive compensation	—	—	6,963	6,963
Warrants exercised for cash	4,599,817	4,600	1,513,340	1,517,940
Issuance of common stock as satisfaction of accounts payable and accrued expenses	1,582,640	1,583	1,053,877	1,055,459
Issuance of common stock in conjunction with cashless exercise of warrants	4,466,239	4,466	(4,466)	—
Grant of stock options as employee compensation	—	—	5,653	5,653
Option re-pricing costs	—	—	875,773	875,773
Total	35,516,218	$35,517	$20,491,419	$20,526,935

10.	Derivative Warrant Liability

The Company has warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock at a price lower than the exercise price of the warrants.  The Company has historically issued warrants with price protection provisions in connection with financing to support its ongoing operational and development activities.  The Company accounts for its warrants with price protection in accordance with FASB ASC 815.

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments are measured at fair value using the Black-Scholes option pricing model which takes into account, as of the grant date, the exercise price and expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities depending on the rights or obligations under the contracts.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption “Change in fair value of derivative warrant liability.”  The initial recognition and change in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at October 31, 2009 are all currently exercisable with a weighted-average remaining life of 6.1 years.

The various financial statement line items and totals affected by the adoption of FASB ASC 815 for the previously reported interim periods ended October 31, 2009 are disclosed in Note 12 - Restatement of Previously Reported Interim Period.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
Fair value is defined under FASB ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

•  Level 1 - Quoted prices in active markets for identical assets or liabilities
•  Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities
•  Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value.  This model was used because of its wide acceptance by the investment community, relative simplicity and its emphasis on observable inputs.   Key assumptions used in the fair value calculation are as follows:

	October 31,	August 1,
	2009	2009

Expected term	6.42	6.67
Volatility	98.0%	96.9%
Risk-free interest rate	0.16%	0.16%
Dividend yield	0	0

11.	Restatement of Previously Reported Interim Period

The Company adopted Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as FASB ASC 815) effective as of August 1, 2009.  The Company reassessed certain outstanding warrants under FASB ASC 815 and, due to a price adjustment clause included in these warrants, determined that such warrants are no longer deemed to be indexed to the Company’s stock and, therefore, no longer meet the scope exception of FASB ASC 815. These warrants should have been reclassified to a liability in the quarter ended October 31, 2009 and will be adjusted to fair value on a quarterly basis going forward.

The Company’s adoption of FASB ASC 815 on August 1, 2009 relating to the warrants carried as a derivative liability had the following effect on the consolidated statement of operations for the previously reported interim period ended October 31, 2009:
Three Months Ended
October 31, 2009

Net loss as previously reported	$(8,138,656)
Change in fair value of derivative warrant liability	2,996,271
Net loss as restated	$(5,142,385)

Previously reported loss per share – basic & diluted	$(0.03)

Restated loss per share – basic & diluted	$(0.02)

The Company’s adoption of FASB ASC 815 relating to the warrants carried as a derivative liability had the following effect on the consolidated balance sheets as of the previously reported interim period October 31, 2009:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Previously
	Reported	Correction	Restated

Derivative Warrant Liability	$—	$10,131,138	$10,131,138
Total Liabilities	$10,684,117	$10,131,138	$20,815,255

Additional paid in capital	327,892,433	(13,127,409)	314,765,024
Deficit accumulated during the development stage	(302,180,145)	2,996,271	(299,183,874)
Total Stockholders’ Equity	$26,650,849	$(10,131,138)	$16,519,711

12.	Subsequent Events

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

On December 9, 2009, the Company entered into an agreement with a consultant for financial services which extends until May 31, 2010.  In accordance with the agreement, the Company issued a common stock purchase warrant for an aggregate 1,000,000 shares of common stock.  The warrant is immediately exercisable and the Company recorded a charge of approximately $505,000 at the time of issuance.  A warrant for an additional 1,000,000 shares of common stock will be issuable if certain milestones are met prior to the expiration of the agreement on May 31, 2010.

The Company has evaluated subsequent events occurring after the balance sheet through the date the consolidated financial statements were issued.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on the Company’s balance sheet, with any changes in fair value recorded in earnings.  The Company uses the Black-Scholes option-pricing model to estimate fair value because of its relative simplicity and because it embodies all of the requisite assumptions necessary to fair value these instruments.  Key assumptions of the Black-Scholes option-pricing model include the market price of the Company’s stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations
Three Months Ended October 31, 2009 Compared to Three Months Ended October 31, 2008

As described in Note 11 to the financial statements, we reassessed certain outstanding warrants under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging for the quarter ended October 31, 2009.  Due to a price adjustment clause included in these warrants, such warrants were no longer deemed to be indexed to our stock and therefore, no longer met the scope exception of ASC 815. These warrants should have been reclassified to a liability and adjusted to fair value at the end of the reporting period.  The impact to the consolidated statement of operations for the three months ended October 31, 2009 was a gain of $2,996,271.

Our net loss for the quarter ended October 31, 2009 was $5,142,385 versus $11,697,184 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s quarter interest expense of $4,429,388, as well as a gain in the current year’s quarter due to the revaluation of the derivative warrant liability of $2,996,271.  The prior year quarter’s interest charge consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures.  Interest expense for the current year quarter was $52,401.  The decrease in net loss was partially offset by the increase in our general and administrative expenses and selling and marketing expenses and the decrease in research and development expenses.  Our operating loss for the quarter ended October 31, 2009 increased to $8,181,433 compared to $7,524,646 in the first fiscal quarter of 2008.  The increase in operating loss resulted from an increase in general and administrative expenses (to $3,825,265 from $2,847,913) and an increase in selling expense (to $1,298,704 from $837,198), offset by a decrease in research and development expenses (to $3,075,769 from $4,355,689). Our revenues in the first quarter ended October 31, 2009 decreased to $97,542 from $538,346 for the quarter ended October 31, 2008 reflecting only the sales of our over-the-counter products in the current fiscal year quarter, while the comparative prior year quarter included an upfront, non-refundable $500,000 license fee related to our Oral-lyn™ product.

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

Our interest expense in the first quarter of fiscal 2009 decreased to $52,401, compared to interest expense of $4,429,388 in the first quarter of fiscal 2008, due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement recognized in the prior year quarter, but not in the current year.   Our interest income decreased to $10,085 in the first quarter of fiscal 2009, compared to $168,465 in the same quarter for the last year, primarily due to lower market interest rates and lower average cash balances.  We received a slightly lower income from rental operations (net of expense) of $84,593 in the first quarter of fiscal 2009 compared to $88,380 in the same quarter for the last year.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $2,996,271 in the current quarter.  As the related accounting policy was adopted at the beginning of the current fiscal year, there was no similar adjustment in the comparative previous fiscal year quarter.

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

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

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
*Subject to anti-dilution adjustments upon issuance of securities at a price per share of common stock less than the then applicable exercise price or the market price of our common stock at that time, whichever is lower.  Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on the Company’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815.

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

Cash Flows for the Three Months Ended October 31, 2009

For the three months ended October 31, 2009, we used $5,661,737 in cash to fund our operating activities. The use for operating activities included a net loss of $5,142,385, a net increase in accounts receivable of $26,542, an increase of $145,682 in inventory, an increase of $238,187 in other current assets and a decrease in deferred revenue of $33,702, offset by an increase of $1,168,647 in accounts payable and accrued expenses.

The use of cash was offset by non-cash increases of approximately $199,702 related to depreciation and amortization, $907,986 in stock-based compensation to employees and $644,877 in stock-based compensation issued in exchange for services rendered by consultants. There was also a non-cash gain of $2,996,271 related to the change of fair valuation of the derivative warrant liability at October 31, 2009.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.   This guidance is effective for our fiscal year beginning August 1, 2009. The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, do not meet the scope exception and, thus, should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of income of $2,996,271 within the Company’s consolidated statements of operations for the three months ended October 31, 2009 and a net reclassification of $10,131,138 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of October 31, 2009.

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

Subsequent to the date of that evaluation, management, including Generex’s CEO and our CFO, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report and have concluded that Generex’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.  As reflected in the foregoing conclusion, management does not consider the incorrect application of accounting standards that resulted in the reclassification of certain warrants to a liability in the three month period ended October 31, 2009 and adjustments to fair value at the end of such period as a failure in Generex’s disclosure controls and procedures; however, management is addressing the issue to ensure that it does not recur.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $299,183,874 at October 31, 2009. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 33 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 11, 2010	By:	/s/ Anna E. Gluskin
Anna E. Gluskin
President and Chief Executive Officer

Date: June 11, 2010	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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