Form 10-Q/A
period 2010-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-06-11
CIK 1059784

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

GENEREX BIOTECHNOLOGY CORPORATION
FORM 10-Q/A

EXPLANATORY NOTE

Generex Biotechnology Corporation (the "Company") is filing this Amendment No. 1 (this "Amendment No. 1") to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010 (the "Original Report "), which was originally filed on March 10, 2010, to address comments from the staff of the Securities and Exchange Commission (the “Staff”) in connection with the Staff's regular periodic review of the Company's filings. As a result of comments received from the Staff, the Company re-evaluated its calculation of the derivative effect of certain warrants and determined to restate its consolidated financial statements for the three- and six-month periods ended January 31, 2010 included in the Original Report and to make the following changes:

•	Restate the Financial Statements;

•
Revise the Critical Accounting Policies, Results of Operations, Financial Condition, Liquidity and Resources, and Risk Factors sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations.

•	Revise Notes 1, 2, 4, 10, 11 and 12 to the unaudited interim condensed Consolidated Financial Statements; and

•	Amend the disclosure contained under Item 4 - Controls and Procedures;
•	Amend the Exhibit Index and re-execute the certificates required by Section 302 of the Sarbanes-Oxley Act of 2002.Chief Executive Officer and Chief Financial Officer.

Specifically, the consolidated financial statements for the three- and six-month periods ended January 31, 2010 have been amended to account for the effects of Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging) effective as of August 1, 2009. The columns in the financial statements which have been restated have been so designated. Disclosure in Notes 1 and 2 to the financial statements has been amended to account for the adoption of ASC 815. A new Note 1011 to the financial statements has been added to provide the required disclosure related to the Derivative Warrant Liability. In addition, a new Note 1112 has been added which describes the financial impact of the restatement on the previously reported interim period. The accounting entries do not impact cash and there is no effect on the Company’s operating income or cash flows.

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

Restatement of Other Financial Statements

Similarly, as a result of comments received from the Staff, the Company re-evaluated its calculation of the derivative effect of certain warrants and determined to restate its consolidated financial statements for the three months ended October 31, 2009. The Company is concurrently filing an amendment to its Quarterly Report on Form 10-Q filed on December 11, 2009 to restate the Company’s unaudited consolidated financial statements such three-month period.

i

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
January 31, 2010 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three and six-month periods ended January 31, 2010 and 2009, and cumulative from
November 2, 1995 to January 31, 2010 (unaudited)	2

Consolidated Statements of Cash Flows — For the six month
periods ended January 31, 2010 and 2009, and cumulative from
November 2, 1995 to January 31, 2010 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Reserved.	-

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	32

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,624,666	$14,197,048
Accounts receivable	142,301	57,792
Inventory (see Note 5)	2,103,098	1,271,456
Other current assets	575,687	766,741
Total Current Assets	25,445,752	16,293,037

Property and Equipment, Net	1,381,778	1,444,770
Assets Held for Investment, Net	3,444,899	3,373,564
Patents, Net	3,586,784	3,702,386

TOTAL ASSETS	$33,859,213	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$9,485,196	$7,486,155
Deferred revenue and rebate liability	394,886	140,883
Current maturities of long-term debt	1,068,725	1,060,788
Current maturities of obligations under capital lease	26,600	43,836
Total Current Liabilities	10,975,407	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net	1,842,500	1,854,421

Derivative Warranty Liability (see Note ??)	11,747,447	—

Total Liabilities	24,565,354	10,590,015

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (see Note 10):
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at January 31, 2010 and July 31, 2009; -0- shares issued and outstanding at January 31, 2010 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2010 and July 31, 2009; 251,025,190 and 212,628,818 shares issued and outstanding at January 31, 2010 and July 31, 2009, respectively	251,024	212,628
Additional paid-in capital	316,812,595	307,401,016
Deficit accumulated during the development stage	(308,478,092)	(294,041,489)
Accumulated other comprehensive income	708,332	651,587
Total Stockholders’ Equity	9,293,859	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,859,213	$24,813,757

* - See Note 12 - Restatement of Previously Reported Interim Period.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months		(Date of Inception)
	January 31,		Ended January 31,		to January 31,
	2010 (restated)*	2009	2010 (restated)*	2009	2010 (restated)*
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$528,886	$972,982	$431,344	$434,636	$4,146,780

Cost of Goods Sold	367,125	349,390	287,888	327,198	1,008,506

Gross profit	161,761	623,592	143,456	107,438	3,138,274

Operating Expenses:
Research and development	6,476,290	7,596,130	3,400,521	3,240,441	109,853,465
Research and development - related party	—	—	—	—	220,218
Selling and marketing	2,646,772	1,446,905	1,348,068	609,707	7,079,270
General and administrative	6,559,222	4,912,435	2,733,957	2,064,522	123,360,040
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	15,682,284	13,955,470	7,482,546	5,914,670	240,827,321

Operating Loss	(15,520,523)	(13,331,878)	(7,339,090)	(5,807,232)	(237,689,047)

Other Income (Expense):
Miscellaneous income (expense)	750	3	250	(2)	197,011
Income from rental operations, net	154,659	167,739	70,066	79,359	1,726,667
Interest income	16,426	221,097	6,341	52,632	7,763,300
Interest expense	(105,430)	(10,792,585)	(53,029)	(6,363,197)	(68,102,598)
Change in fair value of derivative warrant liability	1,017,515	—	(1,978,756)	—	1,017,515
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(14,436,603)	(23,735,624)	(9,294,218)	(12,038,440)	(309,221,220)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(14,436,603)	(23,735,624)	(9,294,218)	(12,038,440)	(306,183,035)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Stockholders	$(14,436,603)	$(23,735,624)	$(9,294,218)	$(12,038,440)	$(308,478,092)

Basic and Diluted Net Loss Per Common Share (see Note 9)	$(.06)	$(.20)	$(.04)	$(.10)

Weighted Average Number of Shares of Common Stock Outstanding	241,522,176	121,454,322	249,053,034	124,799,620

* - See Note 12 - Restatement of Previously Reported Interim Period.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2010 (restated)*	2009	2010 (restated)*
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(14,436,603)	$(23,735,624)	$(306,183,035)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	393,958	413,793	8,166,629
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	50,500	102,800	3,729,893
Amortization of options and option modifications as employee compensation	916,381	19,360	1,023,377
Common stock issued for services rendered	832,605	124,166	10,895,234
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	505,000	—	7,870,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	307,583	2,405,629
Amortization of discount on convertible debentures	—	8,459,007	38,345,592
Common stock issued as interest payment on convertible debentures	—	252,083	757,514
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	1,589,988	3,198,604
Change in fair value of derivative warrant liability	(1,017,515)	—	(1,017,515)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(84,392)	(428,276)	(157,627)
Miscellaneous receivables	—	—	43,812
Inventory	(820,673)	172,810	(2,136,523)
Other current assets	350,775	(1,291,294)	(570,405)
Accounts payable and accrued expenses	3,822,306	(1,204,834)	16,375,446
Deferred revenue	252,534	27,446	391,371
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(9,235,124)	(15,190,992)	(178,547,048)

Cash Flows From Investing Activities:
Purchase of property and equipment	(134,312)	(1,385)	(4,729,244)
Costs incurred for patents	(81,922)	(66,503)	(2,284,432)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	8,852,214	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided By (Used in) Investing Activities	(216,234)	8,784,326	(10,452,943)

The Notes to Consolidated Financial Statements are an integral part of these statements.

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2010 (restated)*	2009	2010 (restated)*
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(47,950)	(41,095)	(2,072,476)
Repayment of obligations under capital lease	(21,168)	(12,304)	(56,402)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	1,517,940	—	45,642,159
Proceeds from exercise of stock options	—	56,000	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	(3,130,000)	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	16,400,671	—	112,137,624
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by (Used in) Financing Activities	17,849,493	(3,127,399)	211,702,231

Effect of Exchange Rates on Cash	29,483	(23,613)	(77,574)

Net Increase (Decrease) in Cash and Cash Equivalents	8,427,618	(9,557,678)	22,624,666

Cash and Cash Equivalents, Beginning of Period	14,197,048	17,237,510	—

Cash and Cash Equivalents, End of Period	$22,624,666	$7,679,832	$22,624,666

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$105,430	$976,706
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,991,838	$—
Par value of common stock issued in conjunction with cashless exercise of warrants	$5,245	$—
Issuance of common stock as repayment of convertible debentures and advance payments	$—	$6,506,668
Purchase of property and equipment through the issuance of obligations under capital lease	$—	$83,002

* - See Note 12 - Restatement of Previously Reported Interim Period.

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

The Company adopted Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging) effective as of August 1, 2009.  The Company reassessed certain outstanding warrants under ASC 815 and due to a price adjustment clause included in these warrants, it has determined that such warrants were no longer deemed to be indexed to the Company’s stock and, therefore, no longer met the scope exception of ASC 815. These warrants have been reclassified to a liability and will be adjusted to fair value on a quarterly basis going forward.  The adoption of this guidance resulted in the recognition of a loss of $1,978,756 within the Company’s consolidated statements of operations for the three month period ended January 31, 2010 and a gain of $1,017,515 for the six month period ended January 31, 2010.  There was a net reclassification of $11,747,447 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of January 31, 2010.  (See Notes 11 – Derivative Warrant Liability and 12 –Restatement of Previously Reported Interim Period.)

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2010 of approximately $308 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of a loss of $1,978,756 within the Company’s consolidated statements of operations for the three month period ended January 31, 2010 and a gain of $1,017,515 for the six month period ended January 31, 2010.  There was a net reclassification of $11,747,447 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of January 31, 2010.  (See Notes 11 – Derivative Warrant Liability and 12 –Restatement of Previously Reported Interim Period.)

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
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2010 and 2009, was $9,276,303and $12,080,656, respectively.  Comprehensive loss for the six months ended January 31, 2010 and 2009 was $14,379,858 and $24,144,454, respectively.

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

The derivative warrants outstanding at January 31, 2010 are all currently exercisable with a weighted-average remaining life of 6.2 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The various financial statement line items and totals affected by the adoption of FASB ASC 815 for the previously reported interim periods ended October 31, 2009 and January 31, 2010 are disclosed in Note 12 - Restatement of Previously Reported Interim Periods.

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

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value.  This model was used because of its wide acceptance by the investment community, relative simplicity and its emphasis on observable inputs.   Key assumptions used in the fair value calculation are as follows:

	January 31,	October 31,	August 1,
	2010	2009	2009

Expected term	6.17	6.42	6.67
Volatility	98.5%	98.0%	96.9%
Risk-free interest rate	0.16%	0.16%	0.16%
Dividend yield	0	0	0

12. Restatement of Previously Reported Interim Periods

The Company adopted Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (now codified as FASB ASC 815) effective as of August 1, 2009.  The Company reassessed certain outstanding warrants under FASB ASC 815 and, due to a price adjustment clause included in these warrants, determined that such warrants are no longer deemed to be indexed to the Company’s stock and, therefore, no longer meet the scope exception of FASB ASC 815. These warrants should have been reclassified to a liability in the two quarters of fiscal 2010 ended October 31, 2009 and January 31, 2010 and will be adjusted to fair value on a quarterly basis going forward.

The Company’s adoption of FASB ASC 815 on August 1, 2009 relating to the warrants carried as a derivative liability had the following effect on the consolidated statement of operations for the previously reported interim periods ended January 31, 2010 and October 31, 2009:
			Six Months
	Three Months Ended		Ended
	October 31,	January 31,	January 31,
	2009	2010	2010

Net loss as previously reported	$(8,138,656)	$(7,315,462)	$(15,454,118)
Change in fair value of derivative warrant liability	2,996,271	(1,978,756)	1,017,515
Net loss as restated	$(5,142,385)	$(9,294,218)	$(14,436,603)

Previously reported loss per share – basic & diluted	$(0.03)	$(0.03)	$(0.06)

Restated loss per share – basic & diluted	$(0.02)	$(0.04)	$(0.06)

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

The Company’s adoption of FASB ASC 815 relating to the warrants carried as a derivative liability had the following effect on the consolidated balance sheets as of the previously reported interim period January 31, 2010:

	Previously
	Reported	Correction	Restated

Derivative Warrant Liability	$—	$11,747,447	$11,747,447
Total Liabilities	$12,817,907	$11,747,447	$24,565,354

Additional paid in capital	329,577,557	(12,764,962)	316,812,595
Deficit accumulated during the development stage	(309,495,607)	1,017,515	(308,478,092)
Total Stockholders’ Equity	$21,041,306	$(11,747,447)	$9,293,859

13.	Subsequent Events

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

Derivative warrant liability. FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008. As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings. The Company uses the Black-Scholes option-pricing model to estimate fair value because of its relative simplicity and because it embodies all of the requisite assumptions necessary to fair value these instruments. Key assumptions of the Black-Scholes option-pricing model include the market price of the Company’s stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term. These assumptions require significant management judgment. In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations
Three Months Ended January 31, 2010 Compared to Three Months Ended January 31, 2009

As described in Note 12 to the financial statements, we reassessed certain outstanding warrants under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging for the quarter ended January 31, 2010. Due to a price adjustment clause included in these warrants, such warrants were no longer deemed to be indexed to our stock and therefore, no longer met the scope exception of ASC 815. These warrants should have been reclassified to a liability in the two previous quarters of fiscal 2010 and adjusted to fair value at the end of each reporting period. The cumulative impact to the consolidated statement of operations for the three months ended January 31, 2010 was a loss of $1,978,756.

Our net loss for the quarter ended January 31, 2010 was $9,294,218 versus $12,038,440 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s quarter interest expense of $6,363,197, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures. Interest expense for the current year quarter was $53,029. The reduction in interest from the prior year comparative quarter was offset by a loss on revaluation of the derivative warrant liability of $1,978,756. The decrease in net loss was partially offset by the increase in our general and administrative expenses, selling and marketing expenses and research and development expenses. Our operating loss for the quarter ended January 31, 2010 increased to $7,339,090 compared to $5,807,232 in the second fiscal quarter of 2009. The increase in operating loss resulted from an increase in general and administrative expenses (to $2,733,957 from $2,064,522), an increase in selling expense (to $1,348,068 from $609,707) and an increase in research and development expenses (to $3,400,521 from $3,240,441). Our revenues in the quarter ended January 31, 2010 decreased slightly to $431,344 from $434,636 for the quarter ended January 31, 2009 reflecting only the sales of our over-the-counter products.

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

Our interest expense in the second quarter of fiscal 2010 decreased to $53,209, compared to interest expense of $6,363,197 in the second quarter of fiscal 2009, due to interest expense and costs of the repriced warrants recognized on the convertible notes issued in March 2008 recognized in the prior year quarter, but not in the current year. Our interest income decreased to $6,341 in the second quarter of fiscal 2010, compared to $52,632 in the same quarter for the last year, primarily due to lower market interest rates. We received a slightly lower income from rental operations (net of expense) of $70,066 in the second quarter of fiscal 2010 compared to $79,359 in the same quarter for the last year. The change in fair value of the warrants carried as a derivative liability contributed a loss of $1,978,756 in the current quarter. As the related accounting policy was adopted at the beginning of the current fiscal year, there was no similar adjustment in the comparative previous fiscal year quarter.

Six Months Ended January 31, 2010 Compared to Six Months Ended January 31, 2009

As described in Note 12 to the financial statements, we reassessed certain outstanding warrants under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 815, Derivatives and Hedging for the six months ended January 31, 2010. Due to a price adjustment clause included in these warrants, such warrants were no longer deemed to be indexed to our stock and therefore, no longer met the scope exception of ASC 815. These warrants should have been reclassified to a liability and adjusted to fair value at the end of each reporting period. The cumulative impact to the consolidated statement of operations for the six months ended January 31, 2010 was a gain of $1,017,515.

Our net loss for the six months ended January 31, 2010 was $15,454,118 versus $23,735,624 in the corresponding six-month period of the prior fiscal year. The decrease in net loss in this fiscal year’s six month period versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s six-month period interest expense of $10,792,585, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures, as well as a gain of $1,017,515 related to the change in fair value of the warrants carried as a derivative liability in the current year’s quarter. Interest expense for the current year period was $105,430. The decrease in net loss was partially offset by the increase in our general and administrative expenses and selling and marketing expenses, offset by a decrease in our research and development expenses. Our operating loss for the six-month period ended January 31, 2010 increased to $15,520,523 compared to $13,331,878 in the same fiscal period in 2009. The increase in operating loss resulted from an increase in general and administrative expenses (to $6,559,222 from $4,912,435), an increase in selling expense (to $2,646,772 from $1,446,905), offset by a decrease in research and development expenses (to $6,476,290 from $7,596,130). Our revenues in the six-month period ended January 31, 2010 decreased to $528,886 from $972,982 for the six-month period ended January 31, 2009 reflecting only the sales of our over-the-counter products in the current fiscal year period, while the comparative prior year period included an upfront, non-refundable $500,000 license fee related to our Oral-lyn™ product

The decrease in research and development expenses in the last fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the comparative previous fiscal year period. The increase in general and administrative expenses is primarily related to the non-cash, one time stock option modification charge of $875,773 in the six-month period ended January 31, 2010, as well as an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $505,000 versus the comparative previous year period. The increase in selling expenses for the six-month period ended January 31, 2010 versus the prior year comparative period is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.

Our interest expense in the six-month period ended January 31, 2010 decreased to $105,430, compared to interest expense of $10,792,585 in the six-month period ended January 31, 2009, due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement recognized in the prior year period, but not in the current year. Our interest income decreased to $16,426 in fiscal 2010, compared to $221,097 in fiscal 2009. We received a slightly lower income from rental operations (net of expense) of $154,659 in the six-month period ended January 31, 2010 compared to $167,739 in the comparative period of the prior fiscal year. The change in fair value of the warrants carried as a derivative liability contributed a gain of $1,017,515 in the current quarter. As the related accounting policy was adopted at the beginning of the current fiscal year, there was no similar adjustment in the comparative previous fiscal year six-month period.

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

Cash Flows for the Six Months Ended January 31, 2010

For the six months ended January 31, 2010, we used $9,235,124 in cash to fund our operating activities. The use for operating activities included a net loss of $14,436,603, a net increase in accounts receivable of $84,392 and an increase of $820,673 in inventory, offset by an increase of $3,822,306 related to accounts payable and accrued expenses, a decrease in other current assets of $350,775 and an increase in deferred revenue of $252,534.

The use of cash was offset by non-cash expenses of $393,958 related to depreciation and amortization, $916,381 in stock-based compensation to employees and $1,388,105 in stock and warrant-based compensation issued in exchange for services rendered by consultants. There was also a non-cash year to date gain of $2,996,271 related to the change of fair valuation of the derivative warrant liability at the January 31, 2010 and October 31, 2009 reporting dates.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities. This guidance is effective for our fiscal year beginning August 1, 2009. The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, do not meet the scope exception and, thus, should be accounted for as a liability. The adoption of this guidance resulted in the recognition of income of $1,017,515 within the Company’s consolidated statements of operations for the six months ended January 31, 2010 and a net reclassification of $11,747,447 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of January 31, 2010.

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

Subsequent to the date of that evaluation, management, including Generex’s CEO and our CFO, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report and have concluded that Generex’s disclosure controls and procedures were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements. As reflected in the foregoing conclusion, management does not consider the incorrect application of accounting standards that resulted in the reclassification of certain warrants to a liability in the three- and six-months period ended January 31, 2010 and adjustments to fair value at the end of such period as a failure in Generex’s disclosure controls and procedures; however, management is addressing the issue to ensure that it does not recur.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $308,478,092 at January 31, 2010. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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