Form 10-Q
period 2010-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2010-06-11
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _________________ to ________________

COMMISSION FILE NUMBER: 0-25169

GENEREX BIOTECHNOLOGY CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 266,055,346 as of June 10, 2010.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
April 30, 2010 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three and nine-month periods ended April 30, 2010 and 2009, and cumulative from
November 2, 1995 to April 30, 2010 (unaudited)	2

Consolidated Statements of Cash Flows — For the nine-month
periods ended April 30, 2010 and 2009, and cumulative from
November 2, 1995 to April 30, 2010 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	32

Item 4. Reserved.	-

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	32

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$19,106,197	$14,197,048
Accounts receivable	54,264	57,792
Inventory (see Note 5)	1,904,534	1,271,456
Other current assets	487,871	766,741
Total Current Assets	21,552,866	16,293,037

Property and Equipment, Net	1,403,562	1,444,770
Assets Held for Investment, Net	3,630,297	3,373,564
Patents, Net	3,557,431	3,702,386

TOTAL ASSETS	$30,144,156	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$8,221,536	$7,486,155
Deferred revenue	402,883	140,883
Current maturities of long-term debt	511,478	1,060,788
Current maturities of obligations under capital lease	19,216	43,836
Total Current Liabilities	9,155,113	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net	2,559,925	1,854,421

Derivative Warrant Liability (see Note 11)	6,011,518	—

Total Liabilities	17,726,556	10,590,015

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (see Note 10):
Preferred Stock, $.001 par value; authorized 1,000,000 shares at April 30, 2010 and July 31, 2009; -0- shares issued and
outstanding at April 30, 2010 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at April 30,
2010 and July 31, 2009; 262,097,365 and 212,628,818 shares issued and
outstanding at April 30, 2010 and July 31, 2009, respectively	262,097	212,628
Additional paid-in capital	324,372,759	307,401,016
Deficit accumulated during the development stage	(313,045,642)	(294,041,489)
Accumulated other comprehensive income	828,386	651,587
Total Stockholders’ Equity	12,417,600	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$30,144,156	$24,813,757

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Nine Months Ended		For the Three Months		(Date of Inception)
	April 30,		Ended April 30,		to April 30,
	2010	2009	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$856,584	$1,018,233	$327,698	$45,251	$4,474,478

Cost of Goods Sold	577,185	375,687	210,060	26,297	1,218,566

Gross profit	279,399	642,546	117,638	18,954	3,255,912

Operating Expenses:
Research and development	9,929,088	10,597,956	3,452,798	3,001,826	113,306,263
Research and development - related party	—	—	—	—	220,218
Selling and marketing	3,406,175	1,814,276	759,403	367,371	7,838,673
General and administrative	9,825,947	7,649,085	3,266,725	2,736,650	126,626,765
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	23,161,210	20,061,317	7,478,926	6,105,847	248,306,247

Operating Loss	(22,881,811)	(19,418,771)	(7,361,288)	(6,086,893)	(245,050,335)

Other Income (Expense):
Miscellaneous income (expense)	750	3	—	—	197,011
Income from rental operations, net	222,034	240,120	67,375	72,381	1,794,042
Interest income	19,837	231,505	3,411	10,408	7,766,711
Interest expense	(158,756)	(16,137,496)	(53,326)	(5,344,911)	(68,155,924)
Change in fair value of derivative warrant liability	3,793,793	—	2,776,278	—	3,793,793
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(19,004,153)	(35,084,639)	(4,567,550)	(11,349,015)	(313,788,770)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(19,004,153)	(35,084,639)	(4,567,550)	(11,349,015)	(310,750,585)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common
Stockholders	$(19,004,153)	$(35,084,639)	$(4,567,550)	$(11,349,015)	$(313,045,642)

Basic and Diluted Net Loss Per
Common Share (see Note 9)	$(.08)	$(.27)	$(.02)	$(.08)

Weighted Average Number of Shares
of Common Stock Outstanding
- basic and diluted (Note 9)	248,472,894	128,653,235	254,496,991	143,536,381

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months		(Date of Inception)
	Ended April 30,		to April 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(19,004,153)	$(35,084,639)	$(310,750,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	584,280	609,202	8,356,951
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	75,751	150,464	3,755,144
Amortization of options and option modifications as employee compensation	1,439,809	29,040	1,546,805
Common stock issued for services rendered	1,576,584	434,121	11,639,213
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	591,000	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	574,155	2,405,629
Amortization of discount on convertible debentures	—	13,603,972	38,345,592
Common stock issued as interest payment on convertible debentures	—	391,280	757,514
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	1,589,988	3,198,604
Change in fair value of derivative warrant liability	(3,793,793)	—	(3,793,793)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	3,825	(18,868)	(69,410)
Miscellaneous receivables	—	—	43,812
Inventory	(610,003)	110,520	(1,925,853)
Other current assets	455,621	(3,814,829)	(465,559)
Accounts payable and accrued expenses	3,204,109	1,174,737	15,757,249
Deferred revenue	258,128	29,372	396,965
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(15,218,842)	(20,221,485)	(184,530,766)

Cash Flows From Investing Activities:
Purchase of property and equipment	(140,516)	(1,385)	(4,735,448)
Costs incurred for patents	(144,501)	(107,638)	(2,347,011)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	8,852,214	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash (Used in) Provided By Investing Activities	(285,017)	8,743,191	(10,521,726)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months		(Date of Inception)
	Ended April 30,		to April 30,
	2010	2009	2010
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(73,501)	(60,751)	(2,098,027)
Repayment of obligations under capital lease	(28,552)	(25,182)	(63,786)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	1,574,062	—	45,698,281
Proceeds from exercise of stock options	—	56,000	5,001,916
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	(4,506,667)	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	18,882,381	—	114,619,334
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by (Used in) Financing Activities	20,354,390	(4,536,600)	214,207,128

Effect of Exchange Rates on Cash	58,618	(161,261)	(48,439)

Net Increase (Decrease) in Cash and Cash Equivalents	4,909,149	(16,176,155)	19,106,197

Cash and Cash Equivalents, Beginning of Period	14,197,048	17,237,510	—

Cash and Cash Equivalents, End of Period	$19,106,197	$1,061,355	$19,106,197

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$158,756	$976,706
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$2,686,933	$—
Par value of common stock issued in conjunction with cashless exercise of warrants	$7,635	$—
Issuance of common stock as repayment of convertible debentures and advance payments	$—	$6,506,668
Purchase of property and equipment through the issuance of obligations under capital lease	$—	$83,002

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and nine months ended April 30, 2010 may not be indicative of the results for the entire year.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2010 of approximately $313 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

2.	Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In November 2007, the FASB issued guidance related to accounting for collaborative arrangements. This guidance defines a collaborative arrangement as a contractual arrangement in which the parties are (i) active participants to the arrangement; and (ii) exposed to significant risks and rewards that depend upon the commercial success of the endeavor. It also addresses the appropriate statement of operations presentation for activities and payments between the participants in a collaborative arrangement as well as for costs incurred and revenue generated from transactions with third parties. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In December 2007, the FASB issued an amendment to an existing accounting standard which provides guidance related to business combinations. The amendment retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. This amendment also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This amendment applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. An entity may not apply it before that date. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In December 2007, the FASB issued guidance related to non-controlling interests in consolidated financial statements. This guidance amends previously issued guidance to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In April 2008, the FASB issued guidance related to determining the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The objective of the guidance is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. This guidance is effective for fiscal years beginning after December 15, 2008.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In May 2008, the FASB issued guidance related to accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlements).  This guidance requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In June 2008, the FASB issued guidance related to determining whether instruments granted in share-based payment transactions are participating securities.  Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the “two-class” method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The adoption of this guidance did not have a significant impact on the Company’s interim statements.

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of income of $2,776,278 and $3,793,793 within the Company’s consolidated statements of operations for the three and nine month periods ended April 30, 2010 and a net reclassification of $6,011,518 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of April 30, 2010.  (See Note 11 – Derivative Warrant Liability.)

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for the Company’s fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on the Company’s interim statements.

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

3.	Stock-Based Compensation
As of April 30, 2010, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan).  Restricted shares can only be issued under the 2006 Plan.  At April 30, 2010, there were 2,000,000, 4,011,990 and 16,734,758 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan for the nine months ended April 30, 2010:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2009	5,067,138	$0.44
Granted	2,605,000	0.64
Forfeited or expired	(270,000)	0.92
Exercised	—	—
Outstanding, April 30, 2010	7,402,138	0.49	$1,013,585
Exercisable, April 30, 2010	5,336,719	0.47	$1,013,585

The 7,402,138 outstanding options at April 30, 2010 had a weighted average remaining contractual term of 5.72 years.

Grant Date Fair Value of Options Granted	$0.54
Grant Date Fair Value of Options Forfeited or Expired	0.70
Total Intrinsic Value of Options Exercised	n/a

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2009	43,750	$0.59
Granted	2,605,000	0.54
Vested	583,331	0.58
Forfeited	—	n/a
Outstanding, April 30, 2010	2,065,419	$0.53

As of April 30, 2010, the Company had $858,755 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.27 years.

During the nine months ended April 30, 2010, the Company modified the terms of 4,535,638 outstanding options which resulted in a charge to operations in the amount of $875,773.  The fair value of modification cost is estimated as the difference of options’ fair value before and after modification date.  The estimates employ the Black-Scholes option pricing model, which takes into account the exercise price ($0.001 – $0.94), expected life of the option (5 years), the current price of the underlying stock ($0.59) and its expected volatility (109.05%), expected dividends on the stock($0) and the risk-free interest rate for the term of the option (0.11%).

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares was based on the quoted market price of the Company’s common stock on the dates of the issuance is $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion vested over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the nine months ended April 30, 2010.

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested restricted stock, August 1, 2009	14,844	$1.51
Granted	—	n/a
Vested	(14,844)	1.51
Forfeited	—	n/a
Non-vested restricted stock, April 30, 2010	—	n/a

4.	Comprehensive Loss
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended April 30, 2010 and 2009, was $4,447,496 and $11,451,389, respectively.  Comprehensive loss for the nine months ended April 30, 2010 and 2009 was $18,827,354 and $35,595,843, respectively.

5.	Inventory
Inventory consists of the following:

	April 30, 2010	July 31, 2009

Raw materials	$1,165,241	$728,919
Finished goods	739,293	542,537
Total	$1,904,534	$1,271,456

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30, 2010	July 31, 2009

Accounts Payable	$3,394,977	$2,983,037
Research and Development	2,708,691	1,629,293
Executive Compensation Accrual	2,117,868	2,873,825
Total	$8,221,536	$7,486,155

7.	Pending Litigation
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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 6, 2010, the Company commenced legal proceedings against TheStreet.com, Inc. and Adam Feuerstein in the Supreme Court of the State of New York (New York, NY) seeking $250,000,000 in damages for business defamation, product disparagement, and injurious falsehood.  The claims arise out of articles authored by Mr. Feuerstein and published on TheStreet.com website on March 19 and March 26, 2010.  In the complaint, the Company contends that the articles disseminate numerous defamatory statements about the Company, its management, and its flagship product, Generex Oral-lyn™, and that the articles put forward several ostensible statements of fact that are, in truth, misleading or outright misstatements made with malicious intent or with a reckless disregard for the truth.  Defendants have filed an answer denying the claims in the complaint and have served discovery requests on the Company.  The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential damages recovered, if any, from this legal proceeding.

The Company is involved in certain other legal proceedings in addition to those specifically described herein. Subject to the uncertainty inherent in all litigation, the Company does not believe at the present time that the resolution of any of these legal proceedings is likely to have a material adverse effect on the Company’s consolidated financial position, operations or cash flows.

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
Basic earnings per share (EPS) and Diluted EPS for the nine and three months ended April 30, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options and warrants, representing approximately 44,778,883 incremental shares, have been excluded from the April 30, 2010 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective period.   All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 64,513,877 incremental shares, have been excluded from the April 30, 2009 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective period.

10.	Stockholders’ Equity
At the Company’s Annual Meeting of Stockholders on July 30, 2009, the stockholders approved an amendment to the Company’s Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000.

During the nine months ended April 30, 2010, the Company issued 29,870,513 shares of common stock and 9,745,622 warrants to acquire the shares of common stock at exercise prices of $0.415 to $1.00 pursuant to registered direct offerings and private placements, in exchange for net cash proceeds after expenses of $18,882,381.  The shares were priced at $0.415 to $0.80 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended April 30, 2010, the Company issued 2,566,565 shares of common stock to various consultants for services rendered in the amount of $1,576,584.  The shares were valued at $0.45 to $0.76 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2010, the Company issued 4,494,478 shares of common stock to various vendors as satisfaction of accounts payable and accrued expenses in the amount of $2,686,933.  The shares were valued at $0.45 to $0.77 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2010, the Company issued 131,484 shares of common stock valued at $75,751 as employee compensation.  The shares were valued at $0.46 to $0.73 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2010, the Company granted 855,000 options to employees, as compensation.  The total fair value of the options amounted to $393,300 which is being amortized over the vesting period of 4 years, resulting in a charge to operations during the nine month period ended April 30, 2010 of $54,378.  The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model, taking into account the grant date exercise price and current price of the underlying stock of $0.64, an expected life of the option of 3.75 years, an expected volatility of 108.9%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.12%.

During the three months ended April 30, 2010, the Company granted 1,750,000 options to executives, directors and management employees, as compensation.  The total fair value of the options amounted to $1,015,000.  As one third vested immediately, a charge of $338,333 was recorded at the date of grant and the remaining two thirds is being amortized on a straight-line basis over the remaining vesting period from the date of grant to July 31, 2011.  This resulted in a charge to operations during the three-month period ended April 30, 2010 of $496,243.  The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model, taking into account the grant date exercise price and current price of the underlying stock of $0.64, an expected life of the option of 10 years, an expected volatility of 105.7%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.12%.

During the nine months ended April 30, 2010, the Company modified the terms of 4,535,638 outstanding options resulting in a charge to operations in the amount of $875,773.  This entire charge was incurred in the quarter ended October 31, 2009.  The modification of the options involved extending the term of the options from five to ten years.

During the nine months ended April 30, 2010, the Company issued 7,635,626 shares of common stock in conjunction with cashless exercises of 14,777,267 warrants.

During the nine months ended April 30, 2010, the Company received aggregate cash proceeds of $1,574,062 from exercises of warrants.  The Company issued 4,769,885 shares of common stock as a result of these exercises.

During the nine months ended April 30, 2010, the Company recorded a charge to operations in the amount of $13,416 as amortization of stock-based compensation.

During the nine months ended April 30, 2010, the Company issued warrants to purchase 1,000,000 shares of common stock for $0.001 valued at $505,000 to a consultant.  The warrants were valued at $0.505 based on the quoted market price of the Company’s common stock on the date of the issuance.  Pursuant to the consulting agreement, the Company was obligated to issue this consultant a warrant to purchase an additional 1,000,000 shares at the same exercise price if certain milestones were met prior to the agreement’s expiration date of May 31, 2010.  The milestones were not met as of May 31, 2010 and as such, the additional warrant will not be issued. Warrants to purchase 200,000 shares of common stock were issued to another consultant with an exercise price of $1.25 per share valued at $86,000.  The fair value was estimated at $0.43 per share using the Black-Scholes option pricing model, taking into account the grant date market price of $0.62, an expected life of 5 years, an expected volatility of 108.6%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.12%.

The following is a summary of the warrants issued, forfeited or expired and exercised for the nine months ended April 30, 2010:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants

Outstanding, August 1, 2009	46,478,276
Issued	10,945,622
Forfeited or expired	(500,001)
Exercised	(19,547,152)
Outstanding, April 30, 2010	37,376,645

The outstanding warrants at April 30, 2010 have a weighted average exercise price of $0.61 per share.  Some of these warrants have been reclassified from equity to liability in accordance with FASB ASC 815 and are not included in stockholders’ equity.  As of April 30, 2010, there were a total of 16,503,340 warrants with an estimated fair value of $6,011,518 which are identified on the balance sheet under the caption “Derivative Warrant Liability”.  See Note 11 – Derivative Warrant Liability.

The stockholders’ equity transactions as described above are summarized below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock in private placement	29,870,513	$29,870	$18,852,511	$18,882,381
Issuance of common stock for services	2,566,565	2,567	1,574,017	1,576,584
Issuance of common stock as employee compensation	131,484	131	75,620	75,751
Stock-based executive compensation	—	—	509,659	509,659
Warrants exercised for cash	4,769,885	4,770	1,569,292	1,574,062
Issuance of common stock as satisfaction of accounts payable and accrued expenses	4,494,478	4,494	2,682,439	2,686,933
Issuance of warrants for services	—	—	591,000	591,000
Issuance of common stock in conjunction with cashless exercise of warrants	7,635,626	7,636	(7,636)	—
Amortization of stock options as employee compensation	—	—	54,378	54,378
Option re-pricing costs	—	—	875,773	875,773
Total	49,468,551	$49,468	$26,777,053	$26,826,521

11.	Derivative Warrant Liability

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

The derivative warrants outstanding at April 30, 2010 are all currently exercisable with a weighted-average remaining life of 6 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The revaluation of the warrants at each reporting period resulted in the recognition of income of $2,776,278 and $3,793,793 within the Company’s consolidated statements of operations for the three and nine month periods ended April 30, 2010 under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at April 30, 2010 is $6,011,518 which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

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

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value.  This model was used because of its wide acceptance by the investment community, relative simplicity and its emphasis on observable inputs.   Key assumptions used in the fair value calculation are as follows:

	April 30,	January 31,	October 31,	August 1,
	2010	2010	2009	2009

Expected term	5.92	6.17	6.42	6.67
Volatility	99.5%	98.5%	98.0%	96.9%
Risk-free interest rate	0.21%	0.16%	0.16%	0.16%
Dividend yield	0	0	0	0

12.	Subsequent Events

In May 2010, pursuant to a common stock purchase agreement the Company previously entered into with Seaside 88, LP, the Company issued 4,000,000 shares of common stock in exchange for net cash proceeds after expenses of $1,340,152.

On May 11, 2010, plaintiff Colleen Solis filed a class action complaint against the Company and unidentified and unknown “Doe” defendants in Riverside County Superior Court (Riverside, California).  Plaintiff is seeking to enjoin the Company from alleged misleading advertising about CraveNX™ and to obtain a refund of the purchase price she paid and restitution for the purported class.  Plaintiff also seeks certification of a class of California consumers who purchased CraveNx™ in the past four years.  The Company intends to file an answer to this complaint and to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and nine-month periods ended April 30, 2010 and 2009. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2009 and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2010.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2010 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates"  or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

•
the volatility of, and recent decline in, our stock price that led Nasdaq to issue a delisting determination on May 6, 2010 due to our failure to regain compliance with Nasdaq Listing Rule 5550(a)(2), which requires us to have a minimum bid price per share of at least $1.00 for a minimum of ten consecutive business days;

•
the success of our appeal of Nasdaq’s delisting determination, the length of time that Nasdaq will give us to regain compliance, and our ability to regain compliance with Nasdaq Listing Rule 5550(a)(2) through a reverse stock split which our stockholders will consider at our next annual meeting scheduled for July 28, 2010; and

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

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™, although as per the terms and conditions of the regulatory approval in India, a local clinical study must be conducted before the product can be offered for commercial sale in that country.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Currently over 400 patients have been enrolled in 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

In November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai. The dossier includes Generex Oral-lyn™. We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray. The Syrian Ministry of Health has reviewed the dossier for Generex Oral-lyn™ and has approved a four month in-country clinical trial, which we plan to commence by July 2010.  Upon successful completion of this trial, we anticipate that regulatory approval will follow shortly thereafter.  We do not anticipate significant revenues to be recognized from this approval in the 2010 calendar year.

We have also submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries including Bangladesh, Kenya, Yemen, Iraq, Iran, Libya and Sudan.  While we believe these countries will ultimately approve our product for commercial sale, it could be sometime before these approvals are received and as such we do not anticipate recognizing any revenues for these jurisdictions until at least the 2011 calendar year, at the earliest.

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

Marketing

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin. Each package of Oral Recosulin contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009, but per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin before commercial sales can commence.  We have not recognized any revenue from the Indian market to this point.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  Benta SA. is currently working on a reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

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

Other Product Candidates

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results, that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.  We are compiling the data from this study and expect to file with the regulatory agency the United States in the 2010 calendar year.

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

Brief Company Background

We are a development stage company. From inception through the end of the fiscal quarter ended April 30, 2010, we have received only limited revenues from operations. In the first three quarters of fiscal 2010 and in the fiscal year ended July 31, 2009, we received approximately $856,584 and $1,118,509, respectively in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in both fiscal periods pertained to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the first three quarters of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Generex Oral-lyn™ was approved for commercial sale by drug regulatory authorities in Ecuador in May 2005. PharmaBrand handled the commercial launch of Generex Oral-lyn™ in Ecuador in June 2006. While we anticipate generating revenue from sales of Generex Oral-lyn™ in Ecuador, we do not expect that such revenues will be sufficient to sustain our research and development and regulatory activities.  To date, we have not recognized any revenue from sales of Generex Oral-lyn™ in Ecuador.

Generex Oral-lyn™ was approved for importation and commercial sale in India in January 2009.  We have entered into a licensing and distribution agreement in the Indian market with Shreya Life Sciences Pvt. Ltd.  We introduced Generex Oral-lyn™ in India under the marketing name of Oral Recosulin, but per the requirements of the approval, a study in India with Oral Recosulin is still ongoing.  To date, we have not recognized any revenue from sales of this product in the Indian market.

Generex Oral-lyn™ was approved for importation and commercial sale in Lebanon in December 2008. We have entered into a subdistribution agreement with Benta SA. and officially launched the product in May 2009.

Generex Oral-lyn™ was approved for importation and commercial sale in Algeria in May 2009. We have entered into a subdistribution agreement with Continental Pharm Laboratoire and officially launched the product in October 2009.  To date, we have not recognized any revenue from sales of this product in the Algerian market.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year or during the first two quarters of this fiscal year.

During the first three quarters of the current fiscal year and during the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and an Antigen vaccine for H5N1 avian influenza is in Phase I clinical trials conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 is currently in Phase I clinical trials in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2010, approximately 85% of our total $9,929,088 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the nine months ended April 30, 2009, approximately 85% of our $10,597,956 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 15%, or $1,492,800, of our research and development expenses for the nine months ended April 30, 2010 was related to Antigen's immunomedicine products compared to approximately 15%, or $1,627,308, of our research and development expenses for the nine months ended April 30, 2009.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations.

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

Share-based compensation. Management determines value of stock-based compensation to employees in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 718, Compensation – Stock Compensation.   Management determines value of stock-based compensation to non-employees and consultants in accordance with and ASC 505, Equity-Based Payments to Non-Employees.

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  We use the Black-Scholes option-pricing model to estimate fair value because of its relative simplicity and because it embodies all of the requisite assumptions necessary to fair value these instruments.  Key assumptions of the Black-Scholes option-pricing model include the market price of our stock, applicable volatility rates, risk-free interest rates and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations
Three Months Ended April 30, 2010 Compared to Three Months Ended April 30, 2009

Our net loss for the quarter ended April 30, 2010 was $4,567,550 versus $11,349,015 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s quarter interest expense of $5,344,911, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures and the $2,776,278 gain on revaluation of the derivative in the current year’s quarter.  Interest expense for the current year quarter was $53,326.  The decrease in net loss was partially offset by the increase in our general and administrative expenses, selling and marketing expenses and research and development expenses.  Our operating loss for the quarter ended April 30, 2010 increased to $7,361,288 compared to $6,086,893 in the third fiscal quarter of 2009.  The increase in operating loss resulted from an increase in general and administrative expenses (to $3,266,725 from $2,736,650), an increase in selling expense (to $759,403 from $367,371) and an increase in research and development expenses (to $3,452,798 from $3,001,826).  Our revenues in the quarter ended April 30, 2010 increased to $327,698 from $45,251 for the quarter ended April 30, 2009 reflecting primarily the sales of our over-the-counter products.

The increase in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s quarter.  The increase in general and administrative expenses is primarily related to a charge of $496,243 related to the executive stock options granted in the current quarter.  The increase in selling expenses for the quarter ended April 30, 2010 versus the prior year comparative quarter is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.

Our interest expense in the third quarter of fiscal 2010 decreased to $53,326, compared to interest expense of $5,344,911 in the third quarter of fiscal 2009, due to interest expense and costs of the repriced warrants recognized on the convertible notes issued in March 2008 recognized in the prior year quarter, but not in the current year.   Our interest income decreased slightly to $3,411 in the third quarter of fiscal 2010, compared to $10,408 in the same quarter for the last year, primarily due to lower market interest rates.  We received a slightly lower income from rental operations (net of expense) of $67,375 in the third quarter of fiscal 2010 compared to $72,381 in the same quarter of the previous fiscal year.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $2,776,278 in the current quarter.  As the related accounting policy was adopted at the beginning of the current fiscal year, there was no similar adjustment in the comparative previous fiscal year quarter.

Nine Months Ended April 30, 2010 Compared to Nine Months Ended April 30, 2009

Our net loss for the nine months ended April 30, 2010 was $19,004,153 versus $35,084,639 in the corresponding nine-month period of the prior fiscal year.  The decrease in net loss in this fiscal year’s nine-month period versus the corresponding quarter of the prior fiscal year is primarily due to the prior year’s nine-month period interest expense of $16,137,496, which consisted mainly of non-cash interest charges recorded in connection with our secured convertible debentures.  Interest expense for the current year period was $158,756.  The decrease in net loss was partially offset by the increase in our general and administrative expenses and selling and marketing expenses, offset by a decrease in our research and development expenses and a year-to-date gain from the revaluation of the derivative warrants of $3,793,793.  Our operating loss for the nine-month period ended April 30, 2010 increased to $22,881,811 compared to $19,418,771 in the same fiscal period in 2009.  The increase in operating loss resulted from an increase in general and administrative expenses (to $9,825,947 from $7,649,085), an increase in selling expense (to $3,406,175 from $1,814,276), offset by a decrease in research and development expenses (to $9,929,088 from $10,597,956). Our revenues in the nine-month period ended April 30, 2010 decreased to $856,584 from $1,018,233 for the nine-month period ended April 30, 2009 reflecting primarily the sales of our over-the-counter products in the current fiscal year period, while the comparative prior year period included an upfront, non-refundable $500,000 license fee related to our Oral-lyn™ product.

The decrease in research and development expenses in the last fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the comparative previous fiscal year period.  The increase in general and administrative expenses is primarily related to the non-cash, one time stock option modification charge of $875,773 in the nine-month period ended April 30, 2010, a charge of $496,243 related to the executive options granted in the fiscal quarter ended April 30, 2010, as well as an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $591,000 versus the comparative previous year period.  The increase in selling expenses for the nine-month period ended April 30, 2010 versus the prior year comparative period is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.

Our interest expense in the nine-month period ended April 30, 2010 decreased to $158,756, compared to interest expense of $16,137,496 in the nine-month period ended April 30, 2009, due to interest expense and costs of the repriced warrant recognized on the secured convertible notes issued in March 2008 in connection with a private placement recognized in the prior year period, but not in the current year.   Our interest income decreased to $19,837 in the first nine months of fiscal 2010, compared to $231,505 in the comparable period of fiscal 2009, primarily due to lower market interest rates in the current fiscal year.  We received a slightly lower income from rental operations (net of expense) of $222,034 in the nine-month period ended April 30, 2010 compared to $240,120 in the comparative period of the prior fiscal year. The change in fair value of the warrants carried as a derivative liability contributed a gain of $3,793,793 in the current fiscal year’s nine months to date.  As the related accounting policy was adopted at the beginning of the current fiscal year, there was no similar adjustment in the comparative previous fiscal year period.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of April 30, 2010, we believed that our anticipated cash position was sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities.  Beyond that, we anticipate that we will require additional funds to support our working capital requirements or for other purposes.

While we have generally been able to raise equity capital as required, our cash balances were very low during portions of fiscal 2009, although we have successfully raised over $18.8 million (net of issuance costs and expenses) in the first nine months of fiscal 2010.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India, failure to regain compliance with Nasdaq Listing Rules following our appeal to the Nasdaq Hearings Panel and to remain listed on The Nasdaq Capital Market, or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs and curtail some of our commercialization efforts.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, at-market stock issuance programs, preferred stock offerings and offerings of debt and convertible debt instruments, as well as through merger or acquisition opportunities.

We have undertaken certain steps to secure additional financing transactions.  On January 29, 2010, we filed a new shelf registration statement (File No. 333-164591) with the Securities and Exchange Commission (“SEC”) to renew and replace the prior shelf registration statement filed in December 2006, pursuant to which we registered an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units with an aggregate initial offering price of up to $150,000,000.  We conducted the offerings in the period May through September 2009 with takedowns from the prior shelf registration statement, selling an aggregate of $33,889,080 of securities.  The new shelf registration statement is intended to renew and replace the prior registration statement.  The new registration statement was declared effective on February 9, 2010 and covers offerings of shares of our common stock, preferred stock, warrants and/or units with a maximum aggregate offering price of $150,000,000, which included the $116,110,920 of securities remaining unsold under the prior registration statement.

In April 2010, we entered into a Common Stock Purchase Agreement with Seaside 88, LP pursuant to which Seaside will purchase up to 2,000,000 shares of our common stock once every two (2) weeks (except the number of shares sold in the last closing will not exceed 1,455,130), subject to certain conditions, exceptions and limitations, beginning on April 8, 2010 and ending on or about the date that is forty eight (48) weeks subsequent thereto.  The offering to Seaside is being made with takedowns from our current shelf registration statement described above.    More information on the offering to Seaside is set forth below under the subheading, Common Stock Purchase Agreement.

In addition, in October 2009, we entered into an At Market Issuance Sales Agreement with Wm Smith& Co., which is described in more detail below under the subheading At Market Issuance Sales Agreement and which is currently on hold, until further notice, because of the general market conditions.

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

We believe that our current progress in the Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in India, Lebanon and Algeria may provide us with revenue in calendar year 2010.  We believe that the successful commercial launch of Oral-lyn™ in countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Common Stock Purchase Agreement

On April 7, 2010, we entered into a Common Stock Purchase Agreement with Seaside relating to the offering and sale of up to 49,455,130 shares of our common stock.  Under this agreement, we will issue and sell, and Seaside will purchase, up to 2,000,000 shares of our common stock once every two (2) weeks (except the number of shares sold in the last closing will not exceed 1,455,130), subject to the satisfaction of customary closing conditions and certain exceptions, beginning on April 8, 2010 and ending on or about the date that is forty eight (48) weeks subsequent thereto; provided, however, that in no event will we issue and sell more than 49,455,130 shares without first obtaining stockholder approval.  The offering price of our common stock at each closing will be an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a closing date multiplied by 0.89 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.95.  On April 28, 2010, we and Seaside amended the agreement to modify the timing of the subsequent closings and to provide for the proportionate adjustment of the number of such shares in respect of any stock split, stock dividend, combination, recapitalization or the like.

If the per share price does not equal or exceed $0.33, as calculated with respect to any subsequent closing date, then such subsequent closing will not occur, and there will be one fewer subsequent closing, and the aggregate number of shares of common stock that will be purchased under the Common Stock Purchase Agreement will be reduced by 2,000,000 or fewer shares in accordance with the cap.  Seaside also has the option to reduce (but not increase) the number of shares purchased at any subsequent closing such that the dollar amount of the investment at such closing is an amount equal to two times the amount invested by Seaside at the immediately preceding closing.

Seaside may, immediately upon written notice to us, terminate the Common Stock Purchase Agreement if at any time prior to the final subsequent closing date we consummate a financing (other than straight debt financing not accompanied by the issuance or potential issuance of shares of common stock or any common stock equivalent) to which Seaside is not a party that results in gross proceeds to us in excess of $5,000,000.  We may, upon two days’ prior written notice to Seaside, terminate the Common Stock Purchase Agreement for any reason.  The Common Stock Purchase Agreement contains representations and warranties and covenants for each party, which must be true and have been performed at each closing.  We agreed to indemnify and hold harmless Seaside against certain liabilities in connection with the issuance and sale of the shares under the agreement.

We raised approximately $4,027,980 in gross proceeds from the sale of 10,000,000 shares through June 10, 2010 related to Seaside closings

Pursuant to a placement agency agreement entered into by and between us and Midtown Partners & Co., LLC on June 8, 2009, as amended by letter agreement dated August 5, 2009, August 18, 2009, September 11, 2009 and April 7, 2010, we will pay Midtown a cash fee representing 4% of the gross purchase price paid by Seaside for our stock at each closing.  In addition, at each closing, we will issue Midtown, or its permitted assigns, a five-year warrant to purchase the number of shares of common stock equal to 2.5% of the sum of the number of shares issued to Seaside at such closing.  The warrants provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  The exercise price per share will be equal to the per share purchase price paid by Seaside at each respective closing. We may also reimburse Midtown for certain fees and legal expenses reasonably incurred in connection with the Seaside transaction.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009 and April and May 2010, although some of the warrants include a cashless exercise feature.  In the transaction that closed on June 15, 2009, we sold an aggregate of 17,200,000 shares of our common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.   In the August 6, 2009 registered direct offering, we sold an aggregate of 8,558,013 shares of our common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.  In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued a warrant to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant for the transaction.  In the Seaside closings that occurred in April and May 2010, we issued Midtown warrants to purchase an aggregate of 250,000 shares of our common stock.

As of June 10, 2010, all of the warrants issued in the June, August and September 2009 registered direct offerings were exercisable.  At June 10, 2010, outstanding warrants issued in connection with the June, August and September 2009 and April and May 2010 registered direct offerings were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

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

The initial exercise price of each Series Warrant was $1.21.  The exercise price of the Series Warrants was subsequently reduced initially to $0.50 and then to $0.33 as a result of an anti-dilution provision triggered by the May 2009 private placement.  The Series Warrants include a cashless exercise feature.  At June 10, 2010, outstanding Series Warrants were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	13,931,027	$0.33	March 31, 2016

March 31, 2008	2,572,313	$0.33	September 30, 2016
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

At Market Issuance Sales Agreement

On October 14, 2009, we entered into an At Market Issuance Sales Agreement (the “Agreement”), with Wm Smith & Co. (“Wm Smith”), under which we may sell an aggregate of $20,000,000 in gross proceeds of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act of 1933, as amended, including without limitation sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to Generex’s prior approval.  We will pay Wm Smith a commission not to exceed 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the agreement.

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

Cash Flows for the Nine Months Ended April 30, 2010

For the nine months ended April 30, 2010, we used $15,218,842 in cash to fund our operating activities. The use for operating activities included a net loss of $19,004,153, an increase of $610,003 in inventory, offset by an increase of $3,204,109 related to accounts payable and accrued expenses, a decrease in other current assets of $455,621, a net decrease in accounts receivable of $3,825 and an increase in deferred revenue of $258,128.

The use of cash was offset by non-cash expenses of $584,280 related to depreciation and amortization, $1,515,560 in stock-based compensation to employees and $2,167,584 in stock and warrant-based compensation issued in exchange for services rendered by consultants.  There was also a year-to-date non-cash gain of $3,793,793 related to the fair valuation of the derivative warrant liability at April 30, 2010.

We had net cash outflows from investing activities of $285,017 in the nine months ended April 30, 2010, representing payments for property and equipment of $140,516 and costs incurred for patents of $144,501.

We had net cash flows provided by financing activities of $17,849,493 in the nine months ended April 30, 2010.  We received $16,400,671 from issuances of common stock in our August and September registered direct offerings.  We received $2,481,710 from sales of common stock to Seaside in connection with closings in April 2010.  We received $1,574,062 in cash proceeds from exercises of warrants.  We made principal payments related to our capital leases in the amount of $28,552 and long-term debt in the amount of $73,501.

Our net working capital at April 30, 2010 increased to $12,397,753 from $7,561,375 at July 31, 2009, which was attributed largely to the net proceeds raised from the issuance of common stock and exercises of warrants, offset by our net loss for the nine-month period ended April 30, 2010.

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

Certain Related Party Transactions

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the nine month period ended April 30, 2010 and the fiscal year ended July 31, 2009, we paid the management company approximately $41,611and $47,981, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, do not meet the scope exception and, thus, should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of income of $3,793,793 within the Company’s consolidated statements of operations for the nine months ended April 30, 2010 and a net reclassification of $6,011,518 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of April 30, 2010.

In June 2009, the FASB issued guidance which stipulates the FASB Accounting Standards Codification (ASC) is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. This guidance is effective for our fiscal year beginning August 1, 2009. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition —Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) (now codified within FASB ASC 605).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. We are currently evaluating the impact of these new accounting standards on our consolidated financial statements.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2010, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2010, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 6, 2010, we commenced legal proceedings against TheStreet.com, Inc. and Adam Feuerstein in the Supreme Court of the State of New York (New York, NY) seeking $250,000,000 in damages for business defamation, product disparagement, and injurious falsehood.  The claims arise out of articles authored by Mr. Feuerstein and published on TheStreet.com website on March 19 and March 26, 2010.  In the complaint, we contend that the articles disseminate numerous defamatory statements about the company, its management, and its flagship product, Generex Oral-lyn™, and that the articles put forward several ostensible statements of fact that are, in truth, misleading or outright misstatements made with malicious intent or with a reckless disregard for the truth.  Defendants have filed an answer denying the claims in the complaint and have served discovery requests on us.  We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential damages recovered, if any, from this legal proceeding.

On May 11, 2010, plaintiff Colleen Solis filed a class action complaint against Generex and unidentified and unknown “Doe” defendants in Riverside County Superior Court (Riverside, California).  Plaintiff is seeking to enjoin Generex from alleged misleading advertising about CraveNX™ and to obtain a refund of the purchase price she paid and restitution for the purported class.  Plaintiff also seeks certification of a class of California consumers who purchased CraveNx™ in the past four years.  We intend to file an answer to this complaint and to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the nine months ended April 30, 2010, we received revenues of $856,584 which were primarily from sales of our over-the-counter confectionary products.  In the fiscal year ended July 31, 2009, we received modest revenues of approximately $618,509 from sales of these products.  We did not recognize any revenue from the sale of our oral insulin product in Ecuador or India in fiscal 2009 or the first nine months of fiscal 2010, although we did recognize $500,000 in licensing fee revenue relating to the signing of a licensing and distribution agreement for the sale of Generex Oral-lyn™ in Korea in fiscal 2009. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from sales of Generex Oral-lyn™ in India in calendar year 2010, as we have to complete an in-country clinical study before the product can be offered for commercial sale.  We also have entered in subdistribution agreements in Lebanon and Algeria but do not expect any significant revenue from the launch of the product in those countries in calendar year 2010.

To date, we have not been profitable and our accumulated net loss available to shareholders was $313,045,642 at April 30, 2010. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India, Lebanon and Algeria, and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-Nx™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Risks Related to the Market for Our Common Stock

Our common stock could be delisted from The NASDAQ Capital Market if we do not succeed in the appeal of the Nasdaq Staff’s May 6, 2010 delisting determination.

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

Pursuant to Listing Rule 5810(c)(3)(A), NASDAQ gave us an additional 180 calendar day compliance period because we met all other initial inclusion criteria (other than the minimum bid price requirement) as of January 6, 2009.  Therefore, we have 180 calendar days, or until May 5, 2010, to regain compliance with the rule. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock had to close at $1.00 per share or more for a minimum of ten consecutive business days.

On May 5, 2010, our stock closed at $0.3999.  On May 6, 2010, we received a delisting determination letter from the staff of The Nasdaq Stock Market due to our failure to regain compliance with The Nasdaq Capital Market's minimum bid price requirement for continued listing.  We are appealing the Nasdaq Staff's determination.  The hearing has been scheduled for June 10, 2010.

The appeal to the Hearings Panel will stay the suspension of our securities and the filing of a Form 25-NSE with the SEC.  The filing of a Form 25-NSE would remove our stock from listing and registration on The Nasdaq Stock Market.

The delisting determination letter states that historically, the Hearings Panel has generally viewed a reverse stock split in 30 to 60 days as the only definitive plan acceptable to resolve a bid price deficiency, but that the Hearings Panel could allow up to 180 calendar days from the date of the Staff determination to accomplish a split if the Hearings Panel deems it appropriate.  In early May 2010, our board of directors approved a reverse stock split proposal for consideration by Generex’s stockholders at the annual meeting in anticipation of the receipt of a delisting determination from Nasdaq.  On May 4, 2010, we filed with the SEC our preliminary proxy statement, including the proposal seeking shareholder approval of a reverse stock split, in connection with the annual meeting of the stockholders scheduled for July 28, 2010.

There can be no assurance that the Hearing Panel will grant our request for continued listing.  If we are not successful in such an appeal, our stock would be delisted from the NASDAQ Capital Market and likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 35,309,513 shares of common stock are issuable upon exercise of the warrants that we issued on March 31, 2008, May 15, 2009, June 15, 2009, August 6, 2009 and September 14, 2009 which represents approximately 13% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the registered direct offerings in June, August and September 2009 and the warrants issued in our March 31, 2008 private placement could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item. 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2010, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

During the three months ended April 30, 2010, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended April 30, 2010, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Moscato Marsh & Partners, Inc. pursuant to an agreement with us for financial services.  During the three months ended April 30, 2010, we issued 500,000 shares of common stock to Moscato Marsh & Partners, Inc. pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Moscato Marsh & Partners, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Forman Foresight, LLC, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended April 30, 2010, we issued 20,000 shares of common stock to Forman Foresight, LLC pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Forman Foresight, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until October 11, 2010.  During the three months ended April 30, 2010, we issued 180,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended April 30, 2010, we issued 32,535 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We issued a common stock purchase warrant to Advisor Associates, Inc. a consultant, pursuant to an agreement to provide us with financial services.  In accordance with the agreement, which extends until May 31, 2010, we issued Advisor Associates a warrant to purchase 1,000,000 shares of common stock at an exercise price of $0.001 per share.  The warrant was immediately exercisable upon issuance.  Pursuant to the agreement, we were to issue Advisor Associates a second warrant to purchase an additional 1,000,000 shares of common stock if certain milestones are attained prior to May 31, 2010.  The milestones were not met as of May 31, 2010 and as such, the additional warrant will not be issued.  The sale of the warrant was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that Advisor Associates is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock obtained upon exercise of the warrant will include a legend to indicate that they are restricted. This transaction did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2010.

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

1
Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2
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

4.26.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1
Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 8, 2010)

4.27.2
First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 29, 2010)

4.27.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

10.1	Summary of Compensation Arrangements with Executive Officers

10.2	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Anna E. Gluskin

10.3	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Rose C. Perri

10.4	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher

10.5	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee

10.6	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and John P. Barratt

10.7	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Nola Masterson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.