Form 10-K
period 2010-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-10-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2010

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
Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    .    Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑

As of January 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $151,387,993 based on the closing sale price as reported on the NASDAQ Capital Market. Generex Biotechnology Corporation has no non-voting common equity. At October 12, 2010, there were 270,959,511 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2011 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation
Form 10-K
July 31, 2010

Index

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

•
the success of our appeal of NASDAQ’s delisting determination, the length of time that NASDAQ will give us to regain compliance, and our ability to regain compliance with NASDAQ Listing Rule 5550(a)(2) through a reverse stock split which our stockholders will consider at the Special Meeting, which has been adjourned until October 15, 2010; and

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

In August 2003, we acquired Antigen Express, Inc. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Antigen Express also does business under the name Generex Oncology and Generex Infectious Diseases.

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

We formed Generex Pharmaceuticals (USA) LLC, which is organized in North Carolina, USA, in February 2006 as a wholly-owned subsidiary. Generex Pharmaceuticals (USA) LLC has not yet commenced any business operations. We formed Generex Marketing & Distribution Inc., which is organized in Ontario, Canada, in September 2006. Generex Marketing & Distribution Inc. has not yet commenced any business operations. We formed Generex Biotechnology BALTIC, a limited liability company, in the Republic of Latvia in June 2009.  Generex Biotechnology BALTIC has not yet commenced any business operations.  We formed Generex Biotechnology Limited, a private limited company, in the United Kingdom in March 2010.  Generex Biotechnology Limited has not yet commenced any business operations.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Over 450 patients have been enrolled to date at 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

In October 2009, we received approval from the U.S. Food and Drug Administration (the “FDA”) to charge to recover costs for the treatment use of Generex Oral-lyn™ in patients with Type 1 or Type 2 diabetes mellitus in the FDA’s Treatment Investigational New Drug (“IND”) program that provides for early access to investigational treatments for life-threatening or otherwise serious conditions.  This approval allows diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes to have access to Generex Oral-lyn™.

In April 2008, we received a Special Access Program (“SAP”) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or are unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008. We will continue to expand our SAP participation in additional countries around the world.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009, but per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  This further study is currently in progress, and we expect it to be completed in the 2011 calendar year.  We have not recognized any revenue from the Indian market to this point.

In November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai. The dossier includes Generex Oral-lyn™. We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray. The Syrian Ministry of Health has reviewed the dossier for Generex Oral-lyn™ and has approved a four month in-country clinical trial, which we plan to commence in the fourth quarter of calendar 2010.  Upon successful completion of this trial, we anticipate that regulatory approval will follow shortly thereafter.  We do not anticipate significant revenues to be recognized from this approval in the 2010 calendar year.

We have also submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries including Bangladesh, Kenya, Yemen, Iraq, Iran, Libya and Sudan.  While we believe these countries will ultimately approve our product for commercial sale, it could be sometime before these approvals are received; thus, we do not anticipate recognizing any revenues for these jurisdictions until at least the 2011 calendar year, at the earliest.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  Benta SA. is currently working on a reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria.  The official product launch in Algeria took place in October 2009.  To date, we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria.

Using our buccal delivery technology, we have also launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, Crave-NX™ 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions. In fiscal 2010 and 2009, we received modest revenues from sales of our commercially available products, our confectionary Glucose RapidSpray™, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, Crave-NX™.  All three products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide. We are currently pursuing European registrations for these products.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.  We are compiling the data from this study and may run similar studies, which will allow us to file a marketing application with various global regulatory agencies, including the United States, in the latter part of the 2011 calendar year.

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials.  We recently initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the ease of use, portability and avoidance of pulmonary inhalation, which requires frequent physician monitoring.

We are a development stage company. From inception through the end of the year ended July 31, 2010, we have received only limited revenues from operations. In the fiscal years ended July 31, 2010, 2009 and 2008, we generated $1,172,611, $1,118,509 and $124,891 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in each of the fiscal periods pertained primarily to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Our Business Strategy

Our goal is to develop and commercialize our buccal delivery technology to administer large molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products.  To achieve these goals, the key elements of our strategy include:

•	Completing Phase III clinical trials of Generex Oral-lyn™ in the United States and Canada, Europe and certain countries in Eastern Europe including Russia, Ukraine, Bulgaria and Romania.

•
Commercializing Generex Oral-lyn™ in Ecuador, India, Lebanon and Algeria, the countries where we have obtained regulatory approval for its commercial marketing and sale, by undertaking additional commercial manufacturing runs of Generex Oral-lyn™ at PharmaBrand, S.A.’s facilities in Quito, Ecuador and Catalent Pharma Solutions in North Carolina and expanding such production facilities to meet the anticipated demand for the product in India, Lebanon, Algeria and other jurisdictions where governmental approvals are pending.

•
Expanding the patient base in the United States under the FDA’s Treatment IND program, which provides diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes, to have access to Generex Oral-lyn™, as well as expanding the patient base in Canada where Generex Oral-lyn™ is available under the SAP authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes.

•
Establishing strategic relationships worldwide for product development and distribution and working with our multinational licensed distributors in the Middle East and throughout Eastern Europe, Africa and Asia to obtain regulatory approval for the registration, importation, marketing, distribution and sale of Generex Oral-lyn™ in those countries.

•
Completing our ongoing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, conducting a Phase II prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer.

•	Conducting further clinical trials of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza and initiating clinical trial of such vaccines against swine (H1N1) influenza.

•	Exploring other applications for our RapidMist platform buccal technology; morphine, LWH, fentanyl (all of which have undergone Phase I clinical studies), as well as veterinary applications.

•	Creating a pipeline of products for the consumer health marketplace using our buccal delivery technology.

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

Current studies in diabetes have identified a new condition closely related to diabetes, called impaired glucose tolerance (IGT).  People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal.  With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially.   Per the 2010 Diabetes Atlas, published by the International Diabetes Federation (IDF), over 27 million people in the United States and over 343 million people world-wide suffer from IGT.

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

There is no known cure for diabetes. The IDF estimates that there are currently almost 285 million diabetics worldwide per their 2010 Diabetes Atlas and is expected to affect over 438 million people by the year 2030. There are estimated to be over 37 million people suffering from diabetes in North America alone and diabetes is the second largest cause of death by disease in North America.

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

On the basis of the test results in Ecuador and other pre-clinical data, we made an IND submission to the Health Protection Branch in Canada (Canada's equivalent to the FDA) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigational New Drug application with the FDA in October 1998, and received FDA approval to proceed with human trials in November 1998. Annual reports have been filed with the FDA each year since that time.

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

In late March 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first patient screening in Texas.  Other clinical sites participating in the study are located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), Europe and Eastern Europe, including Russia, Ukraine, Romania and Bulgaria.  At present, over 450 patients have been enrolled in the program at 70 clinical sites around the world.  The Phase III protocol calls for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus.  We expect to use the data collected from these trials in the New Drug Submission (NDS) that will be prepared concurrently with the progression of the late-stage trials for Health Canada, European Union (EMEA) and the FDA.  After an interim analysis of the data is conducted, we will determine whether we have reached statistical significance to file an  NDS with Health Canada, the Medicines and Healthcare products Regulatory Agency MHRA) in the United Kingdom and the FDA and if so, we will cut off enrollment in the Phase III clinical trials.

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

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to further study), Lebanon and Algeria.

Buccal Glucose and Energy Products - Glucose RapidSpray™, BaBOOM! ™ Energy Spray and Crave-NX™

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays that are available over-the-counter. In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™.  This product uses our proprietary RapidMist™ brand metered dose inhaler platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth.  Glucose RapidSpray™ is currently available in the United States and Canada through a number of leading retail chains, wholesalers and online.  It is also available wholesale in the Middle East through Generex MENA.  We are currently pursuing European registrations for these products. We plan to expand to South Africa, Baltic, Nordic and other markets in 2010 and beyond.

Glucose RapidSpray™ offers another aid to diabetics who require or need additional glucose to their diets or daily intake.  Recent studies conducted by scientists at the University Campus Bio-Medico, Rome, Italy in conjunction with Generex have demonstrated that Glucose RapidSpray™ used early in the onset of a hypoglycemia episode can stop such an episode and prevent a further drop in blood glucose and the noxious feelings that ensue. With our easy-to-use RapidSpray™ bottle, individuals can easily add additional glucose to their diets and serves as a medium for first signs of low blood sugar levels. We also conducted a clinical trial at Department of Endocrinology, Children City Hospital in Moscow, Russia on children up to 5 years of age with Type-1 diabetes.  The study concluded that because of the small dose of glucose and control over the amount, Glucose RapidSpray™ represents a superior tool in very young patients to control blood sugar levels relative to existing glucose products available on the market, which can also improve the overall metabolic control.

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

Crave-NX™ is a fat-free glucose spray that is marketed as an aid for dieters and can be used between meals as part of a daily diet routine, during exercise and before bedtime.  Crave-NX™ is the first product related to weight loss that we have launched.  A separate study conducted by scientists at the University Campus Bio-Medico, Rome, Italy had demonstrated that delivery of small amounts of glucose during the day appeared to reduce the body mass index of subjects using Crave-NX ™ as compared to a control group. Such a benefit may be of benefit individuals with obesity and diabetes.  It is estimated that there are over 70 million dieters in the United States.

BaBOOM!™ Energy Spray is a convenient and pleasant-tasting instant energy spray designed to enhance energy levels for sports, work, study, travel and overall fatigue.  Its primary ingredients include glucose, caffeine, ginseng and Vitamins B and C.  It is fat-free and has fewer than five calories per serving.  BaBOOM!™ Energy Spray is our first energy product.

Currently, BaBOOM!™ Energy Spray and Crave-NX™ are being offered through a number of leading retail chains, wholesalers and online. Glucose RapidSpray™ is currently being marketed in the Middle East through the Generex MENA office in Dubai and in South Africa and six neighboring countries through the Master Distributor Agreement with Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd.

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

Fertin produced clinical materials for a bioequivalence study of our proprietary metformin chewing gum, MetControl™, which was completed in late 2008.  In the study, we compared the single dose blood level profile of metformin to that of immediate-release metformin tablets.  We anticipate that formal Abbreviated New Drug Application with full support data will be prepared and submitted to health authorities in North America, Europe and other global regions sometime in 2011, if resources permit, where we will be seeking regulatory approval for the sale of the product.

If we successfully develop the metformin medicinal chewing gum, we plan to market it as a companion product to Generex Oral-lyn™. We believe that a combination therapy of Generex Oral-lyn™, metformin gum and other traditional oral agents could optimize the treatment of Type-2 diabetes and, possibly, delay the onset of certain complications associated with diabetes.  Our strategy is to either contract a marketing partner to market and distribute the product in major markets world-wide or to license the product for sale by a third party.

Our research and development agreement with Fertin requires us to pay all development costs related to the development of the product and to make certain milestone payments upon Fertin’s completion of various development phases.  As of July 31, 2010, we had paid approximately $223,000, in the aggregate, to Fertin under the agreement for materials and development costs.  We cannot predict with any certainty the amount of future milestone payments that we may be required to make under this agreement.  In addition, we are required to make royalty payments to Fertin amounting to five percent of the sale or licensing of any approved products developed under the agreement.  In lieu of receiving reimbursement for development costs, Fertin, at its discretion and upon written notice, may elect to receive royalty payments amounting to twenty-five percent of the sale or licensing of the approved products. The agreement will remain in effect ten years from the date of market introduction and commercial sale of the product. Either party may terminate the agreement by providing sixty days written notice to the other.

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

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002. During the fiscal year ended July 31, 2010, we did not actively pursue our buccal morphine and buccal fentanyl projects.  The development of these products will most likely be delayed while we focus on late stage trials of the oral insulin formulation in the United States, Canada and Europe.

Other Potential Buccal Products

We have had discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not aggressively pursued development opportunities apart from insulin because we believe it is more advantageous to concentrate our resources, particularly our financial resources, on commercializing the insulin product.  There are currently no agreements in place resulting from these discussions.

Immunomedicine Technology and Products

Our wholly-owned subsidiary Antigen Express is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast, prostate and ovarian cancer, melanoma, influenza (including H5N1 avian and H1N1 swine flu) and HIV. Autoimmune disease such as diabetes and multiple sclerosis are the focus of our antigen-specific immune suppression work.

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

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. A Phase I trial involving 29 patients was completed in August 2009, which similarly showed safety, tolerability and induction of a specific immune response.  Agreements are in place for initiation of a Phase II clinical trial.

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza and the 2009 H1N1 swine flu.  In April 2007, a Phase I clinical trial of Antigen’s proprietary peptides derived from the hemagglutinin protein of the H5N1 avian influenza virus was initiated in healthy volunteers in the Lebanese-Canadian Hospital in Beirut, Lebanon.  We have completed the first portion of the Phase I trial.  Modified peptide vaccines for avian influenza offer several advantages over traditional egg-based or cell-culture based vaccines.  Modified peptide vaccines can be manufactured by an entirely synthetic process which reduces cost and increases both the speed and quantity of vaccine relative to egg- or cell-culture based vaccines.  Another advantage is that the peptides are derived from regions of the virus that are similar enough in all H5N1 virus strains such that they would not have to be newly designed for the specific strain to emerge in a pandemic.

In March 2007, Antigen entered into an agreement with Beijing Daopei Hospital in Beijing, China to conduct clinical trials using Antigen’s pioneering technology for suppressing Ii expression using RNA interference (RNAi) to stimulate an immune response to patients’ cancer cells. The strategy developed by Antigen for modifying the patient's cancer cells increases their immunogenicity and thereby enables the immune system to fight off the cancer cells anywhere in the patient's body.  Antigen has developed proprietary methods using RNAi to specifically inhibit expression of the Ii protein in cancer cells already expressing MHC class II molecules that are amenable to clinical use. Cancer cells from patients with acute myelogenous leukemia will be transfected with a vector expressing RNAi to silence Ii expression. After lethal irradiation, the cells are re-introduced as a subcutaneous immunization to the patient.  Preliminary work under the agreement has commenced. Due to regulatory changes in China’s approval process relating to these types of studies, it is unclear when the trial might commence.

We have filed a Physician’s Investigational New Drug application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer with the FDA.  The Phase I trial was completed at the Walter Reed Army Medical Center in Washington, D.C., and the Phase II trial is taking place at 13 sites, including 11 in the U.S., one in Germany and one in Greece.  A Physician’s Investigational New Drug application for a Phase I trial in patients with breast or ovarian cancer also has been filed with the FDA, and this Phase I trial is being conducted in Dallas, Texas at the Mary Crowley Cancer Center.  Applications were filed and approvals obtained for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs, and this Phase I trial was completed in August 2009.  The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.  All other immunomedicine products are in the pre-clinical stage of development.

Government Regulation

Our research and development activities and the manufacturing and marketing of our pharmaceutical products are subject to extensive regulation by the FDA in the United States, Health Canada in Canada and comparable designated regulatory authorities in other countries.  Among other things, extensive regulations require us to satisfy numerous conditions before we can bring products to market. While these regulations apply to all competitors in our industry, having a technology that is unique and novel extends the requisite review period by the various divisions within the FDA and other regulators.  Also, other companies in our industry are not limited primarily to products which still need to be approved by government regulators, as we are now.

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

The steps required before a pharmaceutical product may be marketed in the United States include:

•
Conducting appropriate pre-clinical laboratory evaluations, including animal studies, in compliance with the FDA’s Good Laboratory Practice (“GLP”) requirements, to assess the potential safety and efficacy of the product, and to characterize and document the product’s chemistry, manufacturing controls, formulation and stability;

•
Submitting the results of these evaluations and tests to the FDA, along with manufacturing information, analytical data, and protocols for clinical studies, in an IND Application, and receiving approval from the FDA that the clinical studies proposed under the IND are allowed to proceed;

•
Obtaining approval of Institutional Review Boards (“IRBs”) to administer the product to humans in clinical studies; conducting adequate and well-controlled human clinical trials in compliance with the FDA’s Good Clinical Practice (“GCP”) requirements that establish the safety and efficacy of the product candidate for the intended use;

•	Developing manufacturing processes which conform to the FDA’s current Good Manufacturing Practices, or cGMPs, as confirmed by FDA inspection;

•
Submitting to the FDA the results of pre-clinical studies, clinical studies, and adequate data on chemistry, manufacturing and control information to ensure reproducible product quality batch after batch, in an NDA or Biologics License Application (“BLA”); and

•
Obtaining FDA approval of the NDA, including inspection and approval of the product manufacturing facility as compliant with cGMP requirements, prior to any commercial sale or shipment of the pharmaceutical agent.

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

The results of the quality and pre-clinical tests/studies, in addition to any non-clinical pharmacology, are submitted to the FDA along with the initial clinical study protocol (see descriptive of process below) as part of the initial IND and are reviewed by the FDA before the commencement of human clinical trials. Unless the FDA objects to it, the IND becomes effective 30 days following its receipt by the FDA. The FDA reviews all protocols, protocol amendments, adverse event reports, study reports, and annual reports in connection with a new pharmacological product.

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

Clinical trials involve the administration of a new drug to humans under the supervision of qualified investigators. The protocols for the trials must be submitted to the FDA as part of the IND. Also, each clinical trial must be approved and conducted under the auspices of an IRB, which considers, among other things, ethical factors, the safety of human subjects, and the possible liability of the institution conducting the clinical trials.

Clinical trials are typically conducted in three sequential phases (Phase I, Phase II, and Phase III), but the phases may overlap. Phase I clinical trials test the drug on healthy human subjects for safety and other aspects, but usually not effectiveness.  Phase II clinical trials are conducted in a limited patient population to gather evidence about the efficacy of the drug for specific purposes, to determine dosage tolerance and optimal dosages, and to identify possible adverse effects and safety risks. When a compound has shown evidence of efficacy and acceptable safety in Phase II evaluations, Phase III clinical trials are undertaken to evaluate and confirm clinical efficacy and to test for safety in an expanded patient population at clinical trial sites in different geographical locations.  The FDA and other regulatory authorities require that the safety and efficacy of therapeutic product candidates be supported through at least two adequate and well-controlled Phase III clinical trials (known as “Pivotal Trials”).  The successful completion of Phase III clinical trials is a mandatory step in the approval process for the manufacturing, marketing, and sale of products.

In the United States, the results of quality, pre-clinical studies and clinical trials, if successful, are submitted to the FDA in an  NDA to seek approval to market and commercialize the drug product for a specified use. The NDA is far more specific than the IND and must also include proposed labeling and detailed technical sections based on the data collected. The FDA is governed by the Prescription Drug User Fee Act (“PDUFA”) regarding response time to the application, which is generally 12 months (and shorter for a priority application). It may deny a NDA if it believes that applicable regulatory criteria are not satisfied. The FDA also may require additional clarifications on the existing application or even additional testing for safety and efficacy of the drug.  We cannot be sure that any of our proposed products will receive FDA approval. The multi-tiered approval process means that our products could fail to advance to subsequent steps without the requisite data, studies, and FDA approval along the way. Even if approved by the FDA, our products and the facilities used to manufacture our products will remain subject to review and periodic inspection by the FDA.

To supply drug products for use in the United States, foreign and domestic manufacturing facilities must be registered with, and approved by, the FDA. Manufacturing facilities must also comply with the FDA's cGMPs, and such facilities are subject to periodic inspection by the FDA. Products manufactured outside the United States are inspected by regulatory authorities in those countries under agreements with the FDA.  To comply with cGMPs, manufacturers must expend substantial funds, time and effort in the area of production and quality control.  The FDA stringently applies its regulatory standards for manufacturing. Discovery of previously unknown problems with respect to a product, manufacturer or facility may result in consequences with commercial significance. These include restrictions on the product, manufacturer or facility, suspensions of regulatory approvals, operating restrictions, delays in obtaining new product approvals, withdrawals of the product from the market, product recalls, fines, injunctions and criminal prosecution.

One final hurdle that is closely associated with the cGMP inspections is the Pre Approval Inspection that the FDA carries out prior to the issuance of a marketing license. FDA inspectors combine cGMP compliance with a review of research and development documents that were used in the formal NDA. A close inspection of historic data is reviewed to confirm data and to demonstrate that a company has carried out the activities as presented in the NDA. This is generally a long inspection and requires a team of individuals from the company to “host” the FDA inspector(s).

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

•
In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India.  Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.

*
We received a Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of patients with diabetes using Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008.

•
Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

*
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

*
In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. Through the efforts of our business development team, in association with the Generex MENA, we have entered into a marketing sub-distribution relationship with Algerian company Continental Pharm Laboratoire.  The official product launch in Algeria took place in October 2009, although to date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria.

*
In September 2009, the FDA in the U.S. granted approval for the treatment use of Generex Oral-lyn™ under the FDA's Treatment Investigational New Drug (IND) program.  The FDA's Treatment IND program allows us to provide early access to Generex Oral-lyn™ for patients with serious or life-threatening conditions for which there is no satisfactory alternative treatment.

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

Generex Oral-Lyn™

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

•	Leosons General Trading Company, which holds the license under which the Generex MENA Office operates, for 20 Middle Eastern and North African countries;

•	Shreya Life Sciences Pvt. Ltd. for India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka, and Myanmar;

•	Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. for South Africa, Lesotho, Swaziland, Botswana, Namibia, Mozambique and Zimbabwe;

•	E&V Alca Distribution Corp. for Albania, Montenegro, and the Kosovo;

•	Medrey S.A.L. (formerly MedGen Corp.) and Benta S.A.L. for Lebanon;

•	SciGen, Ltd. for China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam;

•	Dong Sung Pharm. Co. Ltd. for South Korea; and

•	PMG S.A. for Chile.

Under these licensing and distribution agreements excluding the one with Dong Sung Pharm Co., we will not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

In August 2008, we entered into a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea.  Under the seven-year agreement, Dong-Sung will have an exclusive license. Per the terms of the agreement they paid us a USD $500,000 non-refundable license fee upon execution and and will pay us USD $500,000 non-refundable license fee at such time as governmental approval for the importation, marketing, distribution and sale of the product in South Korea is obtained. Under this agreement, we are responsible for procuring such governmental approval. In addition, when it places its first purchase order, Dong-Sung will pay us a pre-payment in the amount of USD $500,000, which will be applied against product purchase orders.

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

In India, a marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™—the trademark under which Shreya will market Generex Oral-lyn™ within India.  The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2010 fiscal year.

Over-the-Counter Products

We have entered into distribution agreements or have our products listed with a number of pharmaceutical wholesalers, including Cardinal Health, McKesson USA, AmerisourceBergen Corporation, DIK Drug Co., H.D. Smith Wholesale Drug, Rochester Drug Company, Smith Drug Company, Value Drug Company, Kohl & Frisch Limited, UniPharm Wholesale Drugs Ltd and McKesson Canada, for the distribution of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ .  Our products are available in a number of retail chains and outlets throughout the United States and Canada, including CVS, Rite Aid, Meijer, Medicine Shoppe, Kinney Drug, Inc., Kerr Drug, Inc. Wal-Mart Canada, Shoppers Drugmart, Rexall PharmaPlus, Loblaw Companies Ltd., and 7-11 Canada Inc.

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

We have entered into a marketing and distribution agreement with Merck,  S.A. de C.V. in Mexico for the distribution  of one of our proprietary over-the-counter products, Glucose RapidSpray™ brand formulated glucose spray product.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®.

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

Our over-the-counter glucose and energy spray products, BaBOOM!™ Energy Spray and Crave-NX™, are available for commercial sale in several of the largest national and regional retailers and drug store chains in the United States and Canada.   Recently, we have begun limited direct marketing of our glucose sprays on the Internet and have established web sites for each of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ where consumers may purchase these products directly.

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

Our over-the-counter glucose and energy products are manufactured in the United States by Team Tech Inc. in Tennessee, a contract manufacturing company.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ brand metered dose inhaler are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device will be utilized with the commercial version of our insulin product in Ecuador, India, Lebanon and Algeria, as well as the components for the commercial version of our new glucose spray and energy products in the United States and Canada. We have secured supply arrangements with manufacturers for each of the components and the propellant that we presently use in our RapidMist™ brand metered dose inhaler for commercial quantities of such components.  All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for many of these, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. We currently procure recombinant human insulin crystals for clinical trials and commercial production in Ecuador from time to time from a European supplier whose production facility is GMP certified by the FDA and European health authorities. On December 7, 2009, we entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require us to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. We are also exploring potential alternative sources of supply for countries which are not covered by the sanofi-aventis agreement. We also believe future development and marketing partners under licensing and development agreements, if any, will provide, or assist us to obtain, pharmaceutical compounds that are used in products covered under such agreements.

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

Patents are a key determinant of market exclusivity for most branded pharmaceutical products. Protection for individual products or technologies extends for varying periods, in accordance with the expiration dates of patents in the various countries. The protection afforded, which may also vary from country to country, depends upon the type of patent, its scope of coverage and the availability of meaningful legal remedies in the country.

We currently have twenty-one issued U.S. patents and four pending U.S. patent applications pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin) as well as pain relief medications such as morphine and fentanyl.  We currently hold seven issued Canadian patents and seven pending Canadian patent applications also relating to various aspects of drug delivery technology.  We also hold one hundred and twenty-four issued patents and ninety-five pending patent applications covering our drug delivery technology, including our over-the-counter glucose and energy spray products and metformin gum, in jurisdictions other than the U.S. and Canada, including Japan, Mexico, Australia and several European countries.  We plan to continue to expand our patent portfolio for additional products, formulations and device inventions.  We also plan to expand the territorial coverage of our existing patent portfolio and new additions to more markets around the world where we plan to do business.

The expiration dates of the U.S. issued patents range from 2016 to 2022.  The expiration dates of the patents issued in Canada range from 2015 to 2021.  The expiration dates of the patents issued in other jurisdictions range from 2015 to 2028.

Furthermore, we have an indirect interest in eighteen drug delivery patents held by another company, Centrum Biotechnologies, Inc.  The expiration dates of these patents range from 2014 to 2016.

In addition to patents, we hold intellectual property in the form of trademark applications or registrations for GENEREX BIOTECHNOLOGY (Design), GENEREX BIOTECHNOLOGY (Logo), GENEREX ORAL-LYN, ORAL LYN, ORAL-LYN, ORALIN, GLUCOSE RAPIDSPRAY, METCONTROL, RAPIDMIST,  NICOBREAK, SHE, CRAVE-NX, and BABOOM! in various jurisdictions in the world. We are also using, either by ourselves or through a licensee, the trademarks Oral Recosulin™ in some jurisdictions. No applications to register Oral Recosulin™ have been made as of the date of writing this statement.  Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Our subsidiary Antigen Express currently holds nine issued U.S. patents, three Australian patents, twenty-two other foreign patents, eight pending U.S. patent applications and eighteen foreign patent applications concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on most of these patents and patent applications, including those licensed from the University of Massachusetts.

The expiration dates of the Antigen U.S. issued patents range from 2013 to 2023.  The expiration dates of the patents issued in other jurisdictions range from 2014 to 2020.

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

Major Customers

During the fiscal year ended July 31, 2010, two customers collectively comprised 41% of our revenue (27% and 14%, respectively). During the fiscal year ended July 31, 2009, two different customers collectively comprised approximately 78% of our revenue (44% and 34%, respectively). Since revenues are derived in large part from distributors, we bear some credit risk due to a high concentration of revenues from individual customers.

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

Buccal Insulin Product

•
MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes.  It is a drug-device combination product which administers insulin through inhalation to the lungs.  MannKind submitted an NDA to the FDA requesting approval to market AFRESA in May 2009 and the NDA is still currently under review by the FDA.

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

•
In May 2009, Alkermes, Amylin Pharmaceuticals, Inc. and Eli Lilly and Company submitted a NDA for exenatide once weekly, an extended-release injectable formulation, to the FDA. The NDA was accepted for review by the FDA in July 2009. If approved, exenatide once weekly would be the first once-a-week therapy for the treatment of type 2 diabetes.

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

•	Other competing products commonly prescribed to treat persistent pain are Ortho-McNeil’s DURAGESIC® and Purdue Pharmaceuticals’ OXYCONTIN® and MS-CONTIN®.

Immunomedicine Technology and Products

•
Novavax, Inc. is a clinical-stage biotechnology company which is developing vaccines to address a broad range of infectious diseases, including H1N1, seasonal influenza and respiratory syncytial virus (RSV) using proprietary virus-like particle technology.  In September 2009, Novavax announced favorable results from a Phase II clinical trial of its seasonal flu vaccination product and in August 2009 announced positive preclinical results for a H1N1 influenza product.

•
Apthera, Inc. is focused on bringing a pipeline of peptide-based immunotherapies to market to treat cancer. Apthera’s product, NeuVax™, is currently in clinical testing targeting a range of HER2-positive cancers. Apthera is preparing to launch a pivotal Phase III clinical trial to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•
Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system.  Advaxis’ most advanced product candidate is Lovaxin C, which is used to treat head and neck cancer and human papillomavirus (HPV)-derived cervical cancer.  Advaxis has completed Phase I clinical trial stage for Lovaxin C and has prostate and breast cancer vaccines in preclinical phases.

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

•
Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules.  Its most advanced product candidate, Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer received FDA approval in April 2010.  Dendreon has completed Phase I clinical trials in of Lapuleucel-T in patients with breast, ovarian and colorectal tumors.  Lapuleucel-T targets HER/2-positive cancers.

•
Cell Genesys, Inc. was developing products for the treatment of prostate cancer.  The GVAX™ cancer treatments are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety.  Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008.  In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products.  In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and Phase II human clinical trials are expected to begin in the fourth quarter of 2010.

•
Pharmexa-Epimmune, Inc., the U.S. subsidiary of Pharmexa A/S, was sold to Korean company, VaxOnco, Inc., a Korean company specializing in peptide based vaccines, in April 2009.  Pharmexa-Epimmune has in its product pipeline a peptide vaccine, GV1001, which is in Phase III clinical trials for pancreatic cancer and Phase II clinical trials for liver and non-small cell lung cancer and two vaccines against HER/2-positive breast cancer in Phase I and Phase II clinical trials.  Pharmexa-Epimmune has received significant NIH funding for vaccines against malaria and HIV, some of which are currently in Phase I testing.

•
CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors.  Multikine® has been cleared in the U.S. and Canada for study in a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.

Large pharmaceutical companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc. and MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the vaccine market.  These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products.   As such, they are also considered significant competitors in the field of immunomedicines.  There are also many smaller companies not specifically mentioned in the sections above which are also pursuing similar technologies.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2010, our expenditures on research and development were $116,958,549. This included $13,361,156 in the year ended July 31, 2010, $13,561,681 in the year ended July 31, 2009 and $16,359,030 in the year ended July 31, 2008.  Research and development activities in 2010 decreased slightly from 2009, as we continued our global Phase III clinical trials of our oral insulin product at roughly the same level as the previous year.  The decrease in our research and development activities in 2009 compared to 2008 is due primarily to the reduction of our expenses in connection to global Phase III clinical trials of our oral insulin product compared to the previous year.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented in Note 18 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2010, we had forty-three full-time employees, including our employees at Antigen and the Generex MENA branch office, as well as executive officers and other individuals who work for us full-time but are employed by management companies that provide their services. Thirteen of our employees are executive and administrative, twenty-six are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and five are engaged in corporate and product promotion and product sales. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have  fixed-term agreements with only certain members of our key management and scientific staff, including Rose Perri, our Chief Operating Officer and Chief Financial Officer, Mark Fletcher, our Interim President, CEO and General Counsel, Dr. Gerald Bernstein, our Vice President Medical Affairs, Dr. Jaime Davidson, our Medical Director, Eric von Hofe, President of Antigen, Minzhen Xu, Vice-President Biology of Antigen, and Nikoletta Kallinteris, Senior Research Associate of Antigen.

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

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 33 Harbour Square, Suite 202, Toronto, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com. However, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. In the fiscal year ended July 31, 2010, we received modest revenues which primarily came from sales of our over-the-counter confectionary products. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate significant revenue from the sale of Generex Oral-lyn™ in India during the next fiscal year.  We have also entered into subdistribution agreements in Lebanon and Algeria but do not expect any signification revenue from the sale of the product in those countries in calendar year 2010.

To date, we have not been profitable and our accumulated net loss available to shareholders was $325,302,472 at July 31, 2010. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective. With the exception of Generex Oral-lyn™ which is currently available for sale in Ecuador and has been approved for sale in India (subject to the completion of an in-country study), Lebanon and Algeria and our over-the-counter glucose and energy spray products, Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-Nx™, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

In the past, we have funded most of our development and other costs through equity (including convertible debt) financing.  We expect that our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities.  Because our operating and capital resources are insufficient to meet future requirements, we will have to raise additional funds in the near future to continue the development and commercialization of our products. Unforeseen problems, including materially negative developments in our clinical trials or in general economic conditions, could interfere with our ability to raise additional equity capital or materially adversely affect the terms upon which such funding is available.

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

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India(subject to further study),  and our glucose sprays which are available over-the-counter in certain retail outlets in the United States and Canada and in the Middle East. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we expect to receive only modest revenues, if any, from product sales in fiscal year 2011. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador, Lebanon, Algeria and India (subject to the completion of an in-country study). We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at some of our clinical trial sites in North America according to the Phase III clinical plan.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon).

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

Even if we obtain regulatory approval to market our oral insulin product outside of Ecuador, India, Lebanon and Algeria or to market any other prescription pharmaceutical product candidate, many factors may prevent the product from ever being sold in commercial quantities. Some of these factors are beyond our control, such as:

•	acceptance of the formulation or treatment by health care professionals and diabetic patients;

•	the availability, effectiveness and relative cost of alternative diabetes or immunomedicine treatments that may be developed by competitors; and

•	the availability of third-party (i.e. insurer and governmental agency) reimbursements.

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

On November 9, 2009, we received a letter from NASDAQ indicating that we had not regained compliance with the $1.00 minimum bid price required for continued listing under Listing Rule 5550(a)(2) within the grace period previously allowed by NASDAQ following the initial notice of noncompliance on July 23, 2008.  Pursuant to Listing Rule 5810(c)(3)(A), NASDAQ gave us an additional 180 calendar day compliance period because we met all other initial inclusion criteria (other than the minimum bid price requirement) as of January 6, 2009.  Therefore, we had until May 5, 2010, to regain compliance with the rule. To regain compliance with the minimum bid price requirement, the closing bid price of our common stock had to close at $1.00 per share or more for a minimum of ten consecutive business days.

On May 5, 2010, our stock closed at $0.3999.  On May 6, 2010, we received a delisting determination letter from the staff of The NASDAQ Stock Market due to our failure to regain compliance with The NASDAQ Capital Market's minimum bid price requirement for continued listing.  We appealed the NASDAQ Staff's determination to the NASDAQ Hearings Panel.  The appeal will stay the suspension of our securities and the filing of a Form 25-NSE with the SEC.  The filing of a Form 25-NSE would remove our stock from listing and registration on The NASDAQ Stock Market.

The hearing before the NASDAQ Hearings Panel occurred on June 10, 2010.  On July 9, 2010, the NASDAQ Hearings Panel granted our request to remain listed on The NASDAQ Stock Market, subject to certain conditions.  One of these conditions included us informing the Panel on or about July 28, 2010 that we had obtained shareholder approval to implement a reverse stock split in a ratio sufficient to meet the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).

On July 28, 2010, we held our Annual Meeting in Toronto, Ontario Canada.  One of the proposals that was voted on by our stockholders at the Annual Meeting was whether or not to approve a proposed Amendment to our Restated Certificate of Incorporation to, among other things, effect a reverse stock split in a ratio of not less than 1-for-3 and not more than 1-for-10 at any time prior to July 27, 2011 (the ratio and timing of which will be subject to the discretion of the Board of Directors) and, following the reverse stock split, to maintain the authorized shares of common stock at 750,000,000.  At the Annual Meeting, the reverse stock split proposal was not approved because it fell short of the required threshold of at least 50% of the total shares outstanding voting in favor even though 60.62% of the voting stockholders voted in favor of the reverse stock split proposal.  We reported the results of the Annual Meeting to the NASDAQ Hearings Panel, and requested additional time to hold the special meeting dedicated to approving the reverse stock split.

Following the Annual Meeting, we called a Special Meeting for September 17, 2010 for the stockholders to consider a proposal to approve an amendment to our Restated Certificate of Incorporation (i) to effect a reverse stock split of the common stock, at an exchange ratio of not less than 1-for-2 and not more than 1-for-10 at any time prior to September 16, 2011 (the implementation of the reverse stock split, ratio and timing of which will be subject to the discretion of the Board of Directors), and (ii) following the reverse stock split, if implemented, to reduce the number of authorized shares of common stock from 750,000,000 to 500,000,000 unless the Board of Directors utilizes a ratio of not more than 1-for-2, in which case, the number of authorized shares of common stock will be maintained at 750,000,000.

On September 14, 2010, the NASDAQ Hearings Panel granted our further request for continued listing, subject to certain conditions.  These conditions include informing the Panel on or about October 15, 2010 that we have obtained shareholder approval to implement a reverse stock split in a ratio sufficient to meet the $1.00 bid price and demonstrating on or before November 2, 2010 a closing bid price of $1.00 or more for a minimum of ten prior consecutive trading days.  During the granted exception period, we must promptly notify the Panel of any significant developments, particularly any event, condition or circumstance that may impact our ability to maintain compliance with any NASDAQ listing requirement or the exception deadline. The Panel reserves the right to reconsider the granted exception in such an instance.

In light of the NASDAQ Hearings Panel’s grant of our request for continued listing, we sought the stockholders’ approval to adjourn the Special Meeting on September 17th to a later date to allow us to solicit additional proxies for the reverse stock split proposal described above.  The adjournment proposal was approved by more than a majority of shares of Generex common stock present, in person or represented by proxy, at the Special Meeting and entitled to vote on the adjournment proposal.  As a result of the approval of the adjournment proposal by our stockholders, the Special Meeting has been adjourned until Friday, October 15, 2010, at 10:00 a.m. (local time), at the Meeting Rooms, Westin Harbour Castle Hotel, 1 Harbour Square, Toronto, Ontario Canada M5J 1A6.  The record date for the Special Meeting remains August 17, 2010.

We caution stockholders that there can be no assurance that the adjournment of the special meeting will result in Generex obtaining a sufficient number of votes in favor of the above-mentioned reverse stock split proposal.  Nor can there be any assurance that the reverse stock split, if implemented, will have the desired effect of sufficiently raising the common stock price to meet The NASDAQ Capital Market's $1.00 minimum bid price requirement for continued listing.

If we are not successful in these endeavors, our stock will be delisted from the NASDAQ Capital Market and likely trade on NASDAQ’s over-the-counter bulletin board, assuming we meet the requisite criteria.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 35,609,513 shares of common stock are issuable upon exercise of the warrants that we issued in a private placement in March 2008, in registered direct offerings in June, August and September 2009 and in connection with sales to Seaside in April, May and June 2010 (without regard to additional shares which may become issuable due to anti-dilution adjustments or in connection with payments of interest), which represents approximately 13% of the shares of common stock currently outstanding.  Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants sold in connection with the offerings in June, August and September 2009 and the sales to Seaside in April, May and June 2010 and sold or re-priced in our March 2008 private placement could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of Generex, and dilute the interest of a party attempting to obtain control of Generex.

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

In April 2010, we received comments from the Staff of the SEC on our fiscal year 2009 Annual Report on Form 10-K. We responded to the Staff’s comments on May 7, 2010.

On June 11, 2010, we received a response from the Staff asking for further information relating to, among other things, the equity classification of certain warrants including a price protection feature and our use of the Black-Scholes valuation model for these warrants.  On June 24, 2010, we responded to the Staff’s further comments.  On June 11, 2010, we also filed a Current Report on Form 8-K to announce that the Audit Committee of our Board of Directors had concluded that Generex’s unaudited consolidated financial statements included in its Quarterly Reports on Form 10-Q for the periods ended October 31, 2009 and January 31, 2010 should no longer be relied upon because we did not properly disclose the derivative effect of the warrants with the price protection feature under ASC 815, Derivatives and Hedging.  On that date, we also filed an amendment to the Form 10-Q for each of the interim periods ended October 31, 2009 and January 31, 2010 to make the necessary changes related to our treatment of the warrants.

On August 10, 2010, we received further comments from the Staff relating to, among other items, the use of an alternative valuation model for the warrants with a price protection feature, the accounting for the cumulative-effect adjustment upon the adoption of ASC 815 and certain disclosures relating to the price protection feature of the warrants.  We responded the Staff’s comments on September 7, 2010 and September 17, 2010.  As noted in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report, we have adopted the binomial lattice valuation model for the purposes of valuing the warrants which contain the price protection feature on a prospective basis and have disclosed the reclassification entry of the warrant valuations related to the opening cumulative deficit within Stockholders’ Equity (and the impact to Stockholders’ Equity for each of the previously reported interim periods) in accordance with the transitional accounting guidance found in ASC 815-10-65-3d through 65-3f.

As of the date of this Annual Report on Form 10-K, we have not formally resolved the comments set forth in the Staff’s August 10, 2010 letter.  Consequently, we are treating the Staff’s comments described above as unresolved for the purposes of this Item 1B.

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

We have mortgages on our Toronto properties totaling $2,965,932 at July 31, 2010. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $26,000 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,141,861 in fiscal 2011.

We lease approximately 4,336 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of approximately $180,000. This space is sufficient for Antigen’s present activities.

We lease approximately 1,300 square feet of office and laboratory space in Dubai, UAE that Generex MENA uses for regulatory and sales activities in the region at an annual rent of approximately $60,750. This space is sufficient for Generex MENA’s present activities.

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

Subash Chandarana et al. v. Generex Biotechnology Corporation. In February 2001, a former business associate of Pankaj Modi ("Modi") (a former officer of Generex) and an entity called Centrum Technologies Inc. ("CTI") commenced an action in the Ontario Superior Court of Justice against us and Modi seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and Modi that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by us of three patents allegedly owned by CTI. The three patents are entitled Liquid Formulations for Proteinic Pharmaceuticals, Vaccine Delivery System for Immunization, Using Biodegradable Polymer Microspheres, and Controlled Releases of Drugs or Hormones in Biodegradable Polymer Microspheres. It is our position that the buccal drug delivery technologies which are the subject matter of our research, development, and commercialization efforts, including Generex Oral-lyn™ and the RapidMist™ Diabetes Management System, do not make use of, are not derivative of, do not infringe upon, and are entirely different from the intellectual property identified in the plaintiffs’ statement of claim. On July 20, 2001, we filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. ("CBI") for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by us. Consequently, the shareholders of CBI are in a deadlock. The court granted our motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against Modi and us. We opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against Modi and us. A statement of claim was served in July 2004. Since that time, the plaintiffs have not taken any steps in furtherance of the proceeding. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Item 4.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex

Mark A. Fletcher	45	Interim President/Chief Executive Officer, General Counsel and Secretary

Rose C. Perri	43	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Gerald Bernstein, M.D.	77	Vice President, Medical Affairs

Mark A. Fletcher, Esq. Mr. Fletcher was appointed interim President and Chief Executive Officer on September 29, 2010 to succeed Anna E. Gluskin, who was terminated as President and Chief Executive Officer on that date.  On September 29, 2010, Mr. Fletcher was also appointed Secretary.  He served as Executive Vice President and General Counsel since April 2003, and he will continue in his role as General Counsel. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

Rose C. Perri. Director since September 1997. Ms. Perri has served as Treasurer of Generex since October 1997 and as Chief Operating Officer since August 1998. She served as Acting Chief Financial Officer from November 2002 until April 2005 when she was appointed Chief Financial Officer.  Ms. Perri held the position of Secretary from October 1997 until September 29, 2010.  She was an officer of Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997. Along with Ms. Gluskin, Ms. Perri is one of the founders of Generex.

Gerald Bernstein, M.D. has served as Vice President Medical Affairs of Generex since October 2001. He served as a Director of Generex from October 2002 to May 2008. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein is an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He was president of the American Diabetes Association from 1998 to 1999.  Dr. Bernstein has written and lectured extensively on various topics concerning diabetes.  Dr. Bernstein holds a BA degree from Dartmouth College in biology and a medical degree from Tufts University School of Medicine.

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

Slava Jarnitskii has been our Financial Controller since 1997. He began his employment with Generex Pharmaceuticals in September 1996 and has been in the employment of Generex since its acquisition of Generex Pharmaceuticals in October 1997. Before his employment with Generex Pharmaceuticals, Mr. Jarnitskii received a Masters of International Business Administration degree from Schulich School of Business in September 1996.

Eric von Hofe, Ph.D., is currently President of Antigen. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forth-three articles in peer-reviewed journals, and he has been an inventor on four patents.

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

Market Information

Our common stock has been listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) since June 5, 2003. On May 5, 2010, we received a delisting determination from the staff of The NASDAQ Stock Market due to our failure to regain compliance with The NASDAQ Capital Market's minimum bid price requirement for continued listing.  We appealed, and, on September 14, 2010, the NASDAQ Hearings Panel granted our further request for continued listing, subject to certain conditions.  These conditions of the Hearings Panel and the proposal for a reverse stock split in a ratio sufficient to meet the $1.00 bid price requirement for continued listing to be considered by stockholders at the Special Meeting on October 15, 2010 are described in more detail under Part I, Item 1A – Risk Factors - Risks Related to the Market for Our Common Stock - Our common stock could be delisted from The NASDAQ Capital Market if we do not succeed in the appeal of the NASDAQ Staff’s May 6, 2010 delisting determination.  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below also sets forth the high and low sales prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter in the prior two years ended July 31, 2010.

	Bid Prices
	High	Low

Fiscal 2009
First Quarter	$0.80	0.26
Second Quarter	$0.67	0.30
Third Quarter	$0.70	0.08
Fourth Quarter	$1.14	0.35

Fiscal 2010
First Quarter	$1.01	$0.51
Second Quarter	$0.73	$0.45
Third Quarter	$0.70	$0.36
Fourth Quarter	$0.47	$0.31

The closing trading price for our common stock reported on October 12, 2010 was $0.454.

As of October 12, 2010, there were approximately 662 holders of record of our common stock.  Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.

Stock Performance Graph

The following information under this heading “Stock Performance Graph” in this Part II, Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act, or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent we specifically incorporate it by reference into such a filing.

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing July 31, 2005 and ending on July 31, 2010. The comparison assumes the investment of $100 on July 31, 2005 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
7/05
7/06
7/07
7/08
7/09
7/10
Generex Biotechnology Corporation
NASDAQ Composite
NASDAQ Biotechnology

*$100 invested on 7/31/05 in stock or index, including reinvestment of dividends.
Fiscal year ending July 31.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2010.

During the three months ended July 31, 2010, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended July 31, 2010, we issued 37,500 shares of our restricted common stock as partial consideration for the provision of services by The Abajian Group, LLC under a consulting agreement with us. William Abajian, a Business Development Consultant to Generex, is a principal of The Abajian Group, LLC. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that The Abajian Group, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Forman Foresight, LLC, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended July 31, 2010, we issued 10,000 shares of common stock to Forman Foresight, LLC pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Forman Foresight, LLC is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until October 11, 2010.  During the three months ended July 31, 2010, we issued 180,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended July 31, 2010, we issued 50,049 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Health Management Resources, Inc., a consultant, pursuant to an agreement to provide us with consulting services until January 1, 2011.  During the three months ended July 31, 2010, we issued 54,545 shares of common stock to Health Management Resources.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Health Management Resources, Inc is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2010.

Item 6.	Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2010, 2009 and 2008 were audited by MSCM LLP, and our financial statements for the years ended July 31, 2007 and 2006 were audited by Danziger Hochman Partners LLP (formerly known as Danziger & Hochman, Chartered Accountants which merged with MSCM LLP effective as of August 1, 2008).

In thousands (except per share data)	2010	2009	2008	2007	2006

Operating Results:
Revenue	$1,173	$1,118	$125	$180	$175
Net Loss	(25,280)	(45,812)	(36,229)	(23,505)	(67,967)
Net Loss Available to Common Stockholders	(25,280)	(45,812)	(36,229)	(23,505)	(67,967)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(0.10)	(0.32)	(.33)	(.22)	(.90)

Financial Positions:
Total Assets	$24,575	$24,814	$38,148	$46,404	$64,105
Long-Term Debt	$1,824	$1,854	$1,355	$3,059	$2,608
Convertible Debentures	$—	$—	$4,719	$—	$161
Preferred Stock	$—	$—	$—	$—	$—
Stockholder's Equity	$8,971	$14,224	$22,647	$36,071	$55,464

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2010, 2009 and 2008. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2010 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. Per the requirements of the Indian approval, an in-country clinical study must be completed in India before commercial sales can commence.  In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. The patient screening at other participating clinical sites in the U.S. and Canada is ongoing. Over 450 patients have been enrolled to date at 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia and Ukraine.

In October 2009, we received approval from the FDA to charge to recover costs for the treatment use of Generex Oral-lyn™ in patients with Type 1 or Type 2 diabetes mellitus in the FDA’s Treatment Investigational New Drug (“IND”) program that provides for early access to investigational treatments for life-threatening or otherwise serious conditions.  This approval allows diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes, to have access to Generex Oral-lyn™.

We received a Special Access Program (“SAP”) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in September 2008.  We will continue to expand our SAP participation in additional countries around the world.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009, but per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  We have not recognized any revenue from the Indian market to this point.

In November 2008, we submitted our product dossier to the Ministry of Health in Damascus, Syria through Generex MENA, our branch office in Dubai. The dossier includes Generex Oral-lyn™. We also submitted a file to register our proprietary over-the-counter products, including Glucose RapidSpray™, 7-Day Diet Aid Spray™ (marketed as Crave-Nx™ in the United States and Canada) and BaBOOM!™ Energy Spray. The Syrian Ministry of Health has reviewed the dossier for Generex Oral-lyn™ and has approved a four month in-country clinical trial, which we plan to commence in the fourth quarter of 2010.  Upon successful completion of this trial, we anticipate that regulatory approval will follow shortly thereafter.  We do not anticipate significant revenues to be recognized from this approval in the 2010 calendar year.

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

Using our buccal delivery technology, we have also launched a line of over-the-counter glucose and energy sprays , including Glucose RapidSpray™, Crave-NX™ 7-day Diet Aid Spray, and BaBOOM!™ Energy Spray. We believe these products will complement Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in other major jurisdictions. To date, we have received modest revenues from sales of our commercially available products, our confectionary Glucose RapidSpray™, a flavored glucose “energy” spray supplemented with vitamins, BaBOOM!™ Energy Spray, and a fat-free glucose spray to aid in dieting, Crave-NX™.  All three products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, the products are being distributed in the Middle East through our Generex MENA office in Dubai. We expect other distribution territories for these products to include South Africa, India, South America and other jurisdictions worldwide. We are currently pursuing European registrations for these products.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and development initiatives and consider regulatory agency registration applications.  We are compiling the data from this study and if resources permit, we expect to file with the regulatory agency in the United States in the 2011 calendar year.

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I trials. An additional Phase I trial has been initiated recently in patients with either breast or ovarian cancer.  The synthetic vaccine technology has particularly advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

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

We are a development stage company. From inception through the end of the year ended July 31, 2010, we have received only limited revenues from operations. In the fiscal years ended July 31, 2010, 2009 and 2008, we received $1,172,611, $1,118,509 and $124,891 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in each of the fiscal periods pertained primarily to the sale of our confectionary products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the fiscal year ended July 31, 2010, we expended resources on the clinical testing and commercialization, of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year.

During the fiscal year ended July 31, 2010, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products.  During the fiscal year ended July 31, 2010, approximately 86% or $11,516,050 of our $13,361,156 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.  During the fiscal year ended July 31, 2009, approximately 84% of our $13,561,681 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the fiscal year ended July 31, 2008, approximately 85% of our $16,359,030 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 14% or $1,845,106 of our research and development expenses for the fiscal year ended July 31, 2010 was related to Antigen's immunomedicine products, compared to approximately 16% or $2,136,979 of our research and development expenses for the fiscal year ended July 31, 2009 and approximately 15% or $2,517,552 of our research and development expenses for the fiscal year ended July 31, 2008. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Revenue Recognition. Net sales of Glucose RapidSpray™, BaBOOM!™ Energy Spray and Crave-NX™ are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for us. In the event where the customers have the right of return, sales are deferred until the right of return lapses, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our balance sheet as of July 31, 2010, we used the binomial lattice model to estimate the fair value of these warrants.  Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.  Prior to the adoption of the binomial lattice method, we used the Black-Scholes option-pricing model to estimate the fair value of these warrants.  The binomial lattice model was adopted as management determined that it may provide a better estimate of the fair value of these warrants.  The binomial lattice model was adopted for the July 31, 2010 valuation date and is being applied on a prospective basis.

Results of Operations
Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

Our net loss for the fiscal year ended July 31, 2010 (fiscal 2010) was $25,279,940 versus $45,812,228 in the fiscal year ended July 31, 2009 (fiscal 2009).  The decrease in net loss in fiscal 2010 versus fiscal 2009 is primarily due to the decrease in interest expense to $210,083 from $20,114,595.  The interest expense in fiscal 2009 consisted primarily of the non-cash interest expense related to the amortization of the discount on the secured convertible notes issued in March 2008 of $15,931,481.  The decrease in fiscal 2010 interest expense was offset by an increase in operating expenses of $2,943,225.  In addition, there was a non-cash gain of $4,125,590 in fiscal 2010 relating to the fair valuation of the derivative warrant liability as of July 31, 2010.  Our operating loss for fiscal 2010 increased to $29,429,817 compared to $26,256,160 in fiscal 2009.  The increase resulted primarily from an increase in selling expense to $3,709,767 from $2,120,903, an increase in general and administrative expenses to $12,719,239 from $11,164,352, offset by a slight reduction in research and development expenses to $13,361,156 from $13,561,861.  Revenue increased marginally to $1,172,611 from $1,118,509, while gross profits decreased to $360,345 from $590,776.  The decrease in gross profit is attributable to a non-refundable license fee relating to the signing of a licensing and distribution agreement in Korea for Generex Oral-lyn™ being included in fiscal 2009 revenues, while in fiscal 2010 revenue consisted primarily of sales of our over-the-counter confectionary products in North America, as well as the Middle East North African region.

The increase in general and administrative expenses is primarily related to the non-cash, one time stock option modification charge of $875,773 in fiscal 2010, charges of $767,373 related to the executive options granted in fiscal 2010, as well as an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $591,000 versus fiscal 2009.  The increase in selling expenses for fiscal 2010 versus fiscal 2009 is associated with increased advertising and promotion of our over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.   Research and development expenses remained fairly static from fiscal 2010 and fiscal 2009, as expenditures relating to the Phase III trials for our Generex Oral-lyn™ product, as well as Antigen’s early stage trials for its immunomedicine products, remained at roughly the same levels as the prior year.

Our interest income decreased to $27,045 in fiscal 2010 compared to $237,977 in fiscal 2009 primarily due to lower market interest rates. We received lower income from rental operations (net of expense) of $206,575 in fiscal 2010 compared to $320,547 in fiscal 2009.

Year Ended July 31, 2009 Compared to Year Ended July 31, 2008

Our net loss for the fiscal year ended July 31, 2009 was $45,812,228 versus $36,228,991 in the fiscal year ended July 31, 2008 (fiscal 2008).  The increase in net loss in fiscal 2009 versus fiscal 2008 is primarily due to the increase in interest expense to $20,114,595 from $4,280,558 which related mainly to the non-cash interest expense related to the amortization of the discount on the secured convertible notes issued in March 2008 of $15,931,481.  The increase in interest expense was offset by decreases in research and development expenses of $2,797,349 and decreases in general and administrative expenses of $4,432,696, as we opted to conserve cash during parts of the year, until such time as we could raise additional funding in the volatile equity markets.  Our operating loss for fiscal 2009 decreased to $26,256,160 compared to $33,445,470 in fiscal 2008.  The decrease resulted primarily from the reduction in research and development expenses and general and administrative expenses described above and an increase in revenue to $1,118,509 from $124,891, which was partially offset by an increase in selling expense to $2,120,903 from $1,562,258. The increase in net revenue is attributable to a non-refundable license fee relating to the signing of a licensing and distribution agreement in Korea for Generex Oral-lyn™ and over $460,000 in revenue generated through our Generex MENA branch office in Dubai in fiscal 2009.  This compared to $124,891 of revenue related to our over-the-counter confectionary products in North America in fiscal 2008.

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

Financial Condition, Liquidity and Resources

Sources of Liquidity

As of July 31, 2010, we expect that our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised over $36 million during fiscal 2010 and the fourth quarter of fiscal 2009 combined, our cash balances were very low during portions of fiscal 2009.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador, India, Lebanon or Algeria, failure to regain compliance with NASDAQ Listing Rules following our appeal to the NASDAQ Hearings Panel and to remain listed on The NASDAQ Capital Market, or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.   Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs and curtail our commercialization efforts.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  On January 29, 2010, we filed a new shelf registration statement (File No. 333-164591) with the Securities and Exchange Commission (“SEC”) to renew and replace the prior shelf registration statement (File No. 333-139637), filed in December 2006, pursuant to which we registered an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units with an aggregate initial offering price of up to $150,000,000.  The new shelf registration statement is intended to renew and replace the prior registration statement.  The new registration statement was declared effective on February 9, 2010 and covers offerings of shares of our common stock, preferred stock, warrants and/or units with a maximum aggregate offering price of $150,000,000, which includes the $116,110,920 of securities remaining unsold under the prior registration statement.  In May, June, August and September 2009, we conducted offerings pursuant to the prior registration statement and raised an aggregate of $32,335,164 in net proceeds. In April, May and June 2010, we raised a further $4,499,618 in net proceeds pursuant to a common stock purchase agreement with takedowns from the new shelf registration statement as described below.

In addition, management is actively pursuing industry collaboration activities, including product licensing and specific project financing, and potential strategic partners in the consumer market for diabetes-related products.

We believe that the commencement of Phase III clinical trial trials for Oral-lyn™ in the United States and Canada represents a significant milestone event. We also anticipate that the commercial launch of Oral-lyn™ in countries where it has been approved may provide us with revenue in 2011.  We believe that the successful commercial launch of Oral-lyn™ in countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Equity Financings

Following is a summary of the equity financing activities that we completed in fiscal 2010.

On August 6, 2009, we and certain investors entered into a securities purchase agreement pursuant to which we sold an aggregate of 8,558,013 shares of our common stock and warrants exercisable for up to 2,995,305 shares of our common stock to the investors. The purchase price of each unit (comprised of one share and one warrant to purchase thirty-five percent (35%) of one share of common stock) was $0.6602, and the exercise price per share of the warrants is $0.79.  The warrants are exercisable for a period of 5 years beginning 183 days after the closing date.  The shares and warrants (including those issued to the placement agent) were issued pursuant to a takedown from the prior shelf registration statement described above.  The net proceeds to us from the registered direct public offering, after deducting placement agent fees and our offering expenses, were approximately $5,200,000.  In connection with this offering, we paid Midtown Partners & Co., LLC , as placement agent, a cash fee in the aggregate amount of $213,000.  This fee represented 4% of the gross purchase price paid for the shares and warrants at the closing by certain specified investors and 2% of the gross purchase price paid for the shares and warrants at the closing by the other investors.  In addition, we issued Midtown, or its permitted assigns, a five-year warrant to purchase up to 577,666 shares of our common stock (at the exercise price of $0.79 per share) representing 5% of the sum of the number of shares of common stock issued at the closing, and (ii) the number of shares of common stock issuable upon exercise of all warrants issued at the closing.  The warrants provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  We also reimbursed Midtown for certain fees and legal expenses reasonably incurred in connection with this offering.

On September 14, 2009, we and certain investors entered into a securities purchase agreement pursuant to which we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to the investors. The purchase price of each unit (comprised of one share and one warrant to purchase thirty-three percent (33%) of one share of common stock) was $0.80, and the exercise price per share of the warrants is $1.00.  The warrants are exercisable for a period of 5 years beginning 183 days after the closing date.  The shares and warrants (including those issued to the placement agents) were issued pursuant to a takedown from the prior shelf registration statement described above.  The net proceeds to us from the registered direct public offering, after deducting placement agent fees and our offering expenses, were approximately $11,240,000.  In connection with this offering, we paid Midtown and Maxim Group LLC, as placement agents, cash fees in the aggregate amount of $245,000.  The fees represented 4% of the gross purchase price paid for the shares and warrants at the closing by certain specified investors brought to the investment by each respective placement agent and 2% of the gross purchase price paid for the shares and warrants at the closing by the other investors.  In addition, we issued to each of Midtown and Maxim, or their permitted assigns, a five-year warrant to purchase up to 253,571 shares of common stock (at the exercise price of $1.00 per share) representing (A) 2.5% of the sum of (i) the number of shares issued at the closing to investors introduced to the transaction by Midtown or Maxim, as the case may be, and (ii) the number of shares issuable upon exercise of all warrants issued at the closing to investors introduced to the transaction by Midtown or Maxim, as the case may be, and (B) 1.25% of the sum of (i) the number of shares issued at the closing to investors which were not introduced to the transaction by a registered broker-dealer, and (ii) the number of shares issuable upon exercise of all warrants issued at the closing to investors which were not introduced to the transaction by a registered broker-dealer.  The warrants provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares. We also reimbursed the placement agents for certain fees and legal expenses reasonably incurred in connection with this offering.

On April 7, 2010, we entered into a common stock purchase agreement with Seaside 88, LP relating to the offering and sale of up to 49,455,130 shares of our common stock.  Under this agreement, we were obligated to issue and sell, and Seaside was required to purchase, up to 2,000,000 shares of our common stock once every two (2) weeks (except for the last closing), subject to the satisfaction of customary closing conditions and certain exceptions, beginning on April 8, 2010 and ending on or about the date forty eight (48) weeks subsequent thereto.  The offering price of our common stock at each closing was calculated as an amount equal to the lower of (i) the daily volume weighted average of actual trading prices of the common stock on the trading market (the “VWAP”) for the ten consecutive trading days immediately prior to a closing date multiplied by 0.89 and (ii) the VWAP for the trading day immediately prior to a closing date multiplied by 0.95.  On April 28, 2010, we and Seaside amended the agreement to modify the timing of the subsequent closings and to provide for the proportionate adjustment of the number of such shares in respect of any stock split, stock dividend, combination, recapitalization or the like.  In connection with this offering, we agreed to pay Midtown, as placement agent, a cash fee representing 4% of the gross purchase price paid by Seaside for our stock at each closing.  In addition, at each closing, we issued Midtown, or its permitted assigns, a five-year warrant to purchase the number of shares of common stock equal to 2.5% of the sum of the number of shares issued to Seaside at such closing.  The exercise price per share for each warrant issuance was equal to the per share purchase price paid by Seaside at each respective closing, and each warrant has an expiration date of February 9, 2015.  The warrants also provide for cashless exercise in the event there is no registration statement covering the underlying warrant shares.  We also reimbursed Midtown for certain fees and legal expenses reasonably incurred in connection with the Seaside transaction.  The shares issued to Seaside and the warrants issued to Midtown were issued pursuant to takedowns from our new shelf registration statement described above.  We raised approximately $4,736,580 in gross proceeds from the sale of 12,000,000 shares related to Seaside closings in April, May and June 2010 and issued warrants to purchase an aggregate of 300,000 shares of our common stock to Midtown.  On June 18, 2010, we exercised our right to terminate the agreement with Seaside.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009 and April, May and June 2010, although some of the warrants include a cashless exercise feature.  In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.   In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.  The warrants issued in the transactions that closed in September 2009 and April, May and June 2010 are described above under the subheading Equity Financings.

As of October 12, 2010, all of the warrants issued in the June, August and September 2009 registered direct offerings were exercisable.   At October 12, 2010, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings and April, May and June 2010 sales to Seaside were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature.  The exercise price of the Series Warrants was subsequently reduced initially to $0.50 and then to $0.33 as a result of a price protection provision triggered by our offering of stock in a private placement in May 2009.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect.  In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment.  We account for these warrants with price protection in accordance with ASC 815 as described in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

As of October 12, 2010, outstanding Series Warrants were as follows:
Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	13,931,027	$0.33	March 31, 2016

March 31, 2008	2,572,313	$0.33	September 30, 2016
*Upon issuance of securities at a price per share of common stock less than the then applicable exercise price, the warrants are subject to anti-dilution adjustment of the exercise price and to the number of shares of common stock that may be purchased upon exercise of each warrant such that the aggregate exercise price payable upon exercise of the warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment. Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815.

At Market Issuance Sales Agreement

On October 14, 2009, we entered into an At Market Issuance Sales Agreement with Wm Smith & Co., under which we may sell an aggregate of $20,000,000 in gross proceeds of our common stock from time to time through Wm Smith, as the agent for the offer and sale of the common stock. Wm Smith may sell the common stock by any method permitted by law, including sales deemed to be an “at the market” offering as defined in Rule 415 of the Securities Act, including without limitation sales made directly on The NASDAQ Capital Market, on any other existing trading market for the common stock or to or through a market maker. Wm Smith may also sell the common stock in privately negotiated transactions, subject to our prior approval.  We will pay Wm Smith a commission not to exceed 3% of the gross proceeds of the sales price of all common stock sold through it as sales agent under the agreement.  The sales agreement will terminate on the earliest of (1) the sale of all of the common stock subject to the agreement, or (2) termination of the agreement by us or Wm Smith. Wm Smith may terminate the sales agreement at any time in certain circumstances, including the occurrence of a material adverse change that, in Wm Smith’s reasonable judgment, may impair its ability to sell the common stock, our failure to satisfy any condition under of the agreement or a suspension or limitation of trading of our common stock on NASDAQ. We may terminate the sales agreement at any time upon 10 days prior notice, and Wm Smith may terminate the Agreement at any time upon 10 days prior notice.  We announced on October 29, 2009, that, in light of general market conditions, we will not exercise our right to issue and sell shares of our common stock under the sales agreement until further notice.

Cash Flows for the Year Ended July 31, 2010

For the fiscal 2010 year, we used $22,312,127 in cash to fund our operating activities. The use for operating activities included a net loss of $25,279,940.  Cash used in operating activities decreased due to an increase of $1,878,296 related to accounts payable and accrued expenses, a decrease in other current assets of $601,115 and an increase of $252,042 in deferred revenue, which were offset by a net increase in inventory and inventory deposits of $618,401 and a $12,482 increase in accounts receivable.

The use of cash was offset by non-cash increases of approximately $780,250 related to depreciation and amortization, $1,866,383 in stock-based compensation, amortization of options and option modifications related to employees, executives and directors and $2,346,200 in stock-based compensation for services to consultants.  These non-cash increase adjustments to reconcile the net loss to net cash used, were offset by a non-cash gain of $4,125,590 related to the revaluation of the derivative warrants.

We had net cash outflows from investing activities of $388,485 in fiscal 2010, primarily consisting of payments for property and equipment of $159,708 and costs incurred for patents of $228,777.

We had net cash flows from financing activities of $22,334,371 in fiscal 2010.  We received net proceeds of $16,400,671 from issuances of common stock in our August and September registered direct offerings.  We received $4,499,618 in net proceeds from sales of common stock to Seaside in connection with closings in April, May and June 2010.  We received $1,574,062 in cash proceeds from exercises of warrants.  We made payments on our capital leases and long-term debt of $139,980.

Our net working capital at July 31, 2010 increased from July 31, 2009 by $534,831 to $8,096,206, which was attributed largely to our net cash flows from our financing activities offset by our fiscal 2010 loss.

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

Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	opportunities to pursue strategic partnerships through alliances or acquisitions in the consumer market for diabetes-related products;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™;

•	the timing, receipt and amount of sales, if any, from our over-the-counter products;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development; and

•	the receptivity of the financial market to biopharmaceutical companies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Contractual Obligations

The following table of contractual obligations as of July 31, 2010 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,465,763	$1,314,751	$415,012	$1,736,000	$-
Convertible Debt Obligations	-	-	-	-	-
Capital Lease Obligations	7,953	7,953
Operating Lease Obligations	386,822	209,515	177,307	-	-
Purchase Obligations *	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-

Total	$3,860,538	$1,532,219	$592,319	$1,736,000	$-

*
The long-term obligations of Generex to purchase insulin under its supply agreement with sanofi-aventis entered into on December 7, 2009 are not included in the table above because the quantities and prices relating to Generex’s obligations are subject to confidential treatment.

Certain Related Party Transactions

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2010, 2009 and 2008, we paid the management company approximately $55,691, $47,981 and $54,473, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence for further descriptions of our transactions with related parties during the last two fiscal years.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for our fiscal year beginning August 1, 2009.  We determined that certain of our warrants with price protection provisions are not considered to be indexed to our own stock, do not meet the scope exception and, thus, should be accounted for as a liability.  The adoption of this guidance resulted in an increase in the Company’s opening “Deficit accumulated during the development stage” of $5,981,043 at the date of adoption and the recognition of income of $4,125,590 within our consolidated statements of operations for the year ended July 31, 2010 and a net reclassification of $5,679,721 of previously reported stockholders’ equity to a liability under the caption “Derivative Warrant Liability” as of July 31, 2010.

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

As of July 31, 2010, we had fixed rate debt totaling $2,965,932. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,097,575	5.91%
627,056	6.75%
668,036	6.82%
387,600	8.50%
185,665	10.00%
$2,965,932	Total

These debt instruments mature from June 2011 through May 2015. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect.  In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  We account for the warrants with price protection in accordance with FASB ASC 815.  We recognize the warrants with price protection in our consolidated balance sheet as liabilities.  The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability.  While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of July 31, 2010, there were 16,503,340 warrants outstanding subject to price protection provisions with an estimated fair value of $5,679,721 or $0.34 per warrant.  If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability.  Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data.
GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	45

Consolidated Balance Sheets
July 31, 2010 and 2009	46

Consolidated Statements of Operations
For the Years Ended July 31, 2010, 2009 and 2008
and Cumulative From November 2, 1995 (Date of Inception)
to July 31, 2010	47

Consolidated Statements of Changes in Stockholders’ Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2010	48

Consolidated Statements of Cash Flows
For the Years Ended July 31, 2010, 2009 and 2008
and Cumulative From November 2, 1995 (Date of Inception)
to July 31, 2010	66

Notes to Consolidated Financial Statements	67

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) (the “Company”) as of July 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the years in the three year period ended July 31, 2010, and for the period November 2, 1995 (date of inception) to July 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2010, and for the period November 2, 1995 (date of inception) to July 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2010 expressed an unqualified opinion thereon.

/s/ MSCM LLP
MSCM LLP
Toronto, Canada
October 14, 2010

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2010	July 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$13,880,870	$14,197,048
Accounts receivable	70,585	57,792
Inventory (see Note 7)	1,911,883	1,271,456
Other current assets	333,456	766,741
Total Current Assets	16,196,794	16,293,037

Property and Equipment, Net (see Note 3)	1,341,408	1,444,770
Assets Held for Investment, Net (see Note 4)	3,503,110	3,373,564
Patents, Net (see Note 5)	3,533,688	3,702,386

TOTAL ASSETS	$24,575,000	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 8)	$6,554,714	$7,486,155
Deferred revenue	396,195	140,883
Current maturities of long-term debt (see Note 11)	1,141,861	1,060,788
Current maturities of obligations under capital lease	7,818	43,836
Total Current Liabilities	8,100,588	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net (see Note 11)	1,824,071	1,854,421

Derivative Warrant Liability (see Note 13)	5,679,721	—

Total Liabilities	15,604,380	10,590,015

Commitments and Contingencies (see Note 9)

Stockholders’ Equity (see Note 14):
Preferred Stock, $.001 par value; authorized 1,000,000 shares at July 31, 2010 and July 31, 2009; -0- shares issued and outstanding at July 31, 2010 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at July 31, 2010 and July 31, 2009; 269,599,615 and 212,628,814 shares issued and outstanding at July 31, 2010 and July 31, 2009, respectively	269,600	212,628
Additional paid-in capital	333,219,309	307,401,016
Deficit accumulated during the development stage	(325,302,472)	(294,041,489)
Accumulated other comprehensive income	784,183	651,587
Total Stockholders’ Equity	8,970,620	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$24,575,000	$24,813,757

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
	For the Years Ended July 31,			(Date of Inception)
	2010	2009	2008	to July 31, 2010

Revenues, net	$1,172,611	$1,118,509	$124,891	$4,790,505

Cost of Goods Sold	812,266	527,733	52,025	1,453,647

Gross profit	360,345	590,776	72,866	3,336,858

Operating Expenses:
Research and development	13,361,156	13,561,681	16,359,030	116,738,331
Research and development - related party	—	—	—	220,218
Selling and marketing	3,709,767	2,120,903	1,562,258	8,142,265
General and administrative	12,719,239	11,164,352	15,597,048	129,520,057
General and administrative - related party	—	—	—	314,328
Total Operating Expenses	29,790,162	26,846,936	33,518,336	254,935,199

Operating Loss	(29,429,817)	(26,256,160)	(33,445,470)	(251,598,341)

Other Income (Expense):
Miscellaneous income (expense)	750	3	65	197,011
Income from rental operations, net	206,575	320,547	330,533	1,778,583
Interest income	27,045	237,977	1,166,439	7,773,919
Interest expense	(210,083)	(20,114,595)	(4,280,558)	(68,207,251)
Change in fair value of derivative warrant liability	4,125,590	—	—	(1,855,453	)(1)
Loss on extinguishment of debt	—	—	—	(14,134,068)

Net Loss Before Undernoted	(25,279,940)	(45,812,228)	(36,228,991)	(326,045,600)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(25,279,940)	(45,812,228)	(36,228,991)	(323,007,415)

Preferred Stock Dividend	—	—	—	2,295,057

Net Loss Available to Common Stockholders	$(25,279,940)	$(45,812,228)	$(36,228,991)	$(325,302,472)

Basic and Diluted Net Loss Per Common Share (see Note 16)	$(.10)	$(.32)	$(.33)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 16)	250,949,333	144,409,840	110,991,192

(1) -
includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2010" column.  See Note 13 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance November 2, 1995 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash, February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash, February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash, March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash, April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash, May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash, May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash, May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash, July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777	-	-	-	13,383
Issuance of common stock for cash, July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash, July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash, July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash, August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation, January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002,$2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement, May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation, June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003,$1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003,$2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services, November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement, January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement, July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity
Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services ,Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing, Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004$25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of $143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000
Issuance of common stock in satisfaction of accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of $300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of $410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of $190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures, July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services, July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
 (A DEVELOPMENT STAGE COMPANY)
 STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
 FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug 2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization payments due , Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct 2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov 2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan 2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb 2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007, $1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar 2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893
Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr 2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May 2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun 2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun 2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul 2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul 2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul 2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	-	109,616,518	109,616	-	-	247,079,439	-	(212,000,270)	881,807	36,070,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance, August 1, 2007	-	$-	109,616,518	$109,616	-	$-	$247,079,439	$-	$(212,000,270)	$881,807	$36,070,592
Issuance of common stock in exchange for the services rendered August 2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation August 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation - officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation August 2007, $1.51 (Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation August 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered September 2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered September 2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered September 2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation September 2007, $1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation October 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered October 2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation October 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered November 2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation November 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered November 2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered December 2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered December 2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, December 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation - officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered December 2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation December 2007,$1.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered January 2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered January 2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered January 2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation October 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered February 2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910
Issuance of common stock in exchange for the services rendered February 2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, February 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation February 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered March 2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation - officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered March 2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation March 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered March 2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered March 2008, $3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation March 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, March 2008, $1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, March 2008, $1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock March 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs March 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, March 2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, April 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered April 2008, $1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, April 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered April 2008, $1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation April 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008, $1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008, $0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered June 2008, $0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation June 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered July 2008, $0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered July 2008, $0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation July 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2010

	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable-	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	Equity

Balance at August 1, 2009	-	-	212,628,814	212,628	-	-	307,401,016	-	(294,041,489)	651,587	14,223,742
Effect of the initial adoption of accounting for down-round provision							(13,844,822)		(5,981,043)		(19,825,865)
Exercise of warrants classified as derivatives							10,020,557				10,020,557
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Aug 2009, $0.6215	-	-	13,543	14	-	-	8,403	-	-	-	8,417
Stock-based compensation - officers stock	-	-			-	-	3,736	-	-	-	3,736
Issuance of common stock for cash pursuant to private placement, Aug 2009, $0.79	-	-	8,558,013	8,558	-	-	5,152,142	-	-	-	5,160,700
Issuance of common stock in exchange for the services rendered Aug 2009, $0.61			4,000	4			2,436				2,440
Issuance of common stock in exchange for the services rendered Aug 2009, $0.63	-	-	100,000	100	-	-	63,200	-	-	-	63,300
Issuance of options in exchange for the services rendered May 2009, $0.46							5,653				5,653
Issuance of common stock in satisfaction of accounts payable, Sep 2009, $0.55-0.77	-	-	1,582,640	1,583	-	-	1,053,877	-	-	-	1,055,459
Issuance of common stock in exchange for the services rendered Sep 2009, $0.76			4,000	4			3,036				3,040
Issuance of common stock in exchange for the services rendered Sep 2009, $0.7215	-	-	83,335	83	-	-	60,043	-	-	-	60,126
Issuance of common stock as employee compensation Sep 2009, $0.7254	-	-	11,603	12	-	-	8,405	-	-	-	8,417
Issuance of common stock for cash pursuant to private placement, Sep 2009, $0.80			15,312,500	15,313			11,224,660				11,239,973
Issuance of common stock in exchange for the services rendered Sep 2009, $0.62	-	-	200,000	200	-	-	124,400	-	-	-	124,600
Issuance of common stock in exchange for the services rendered Sep 2009, $0..76			200,000	200			151,800				152,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.68	-	-	250,000	250	-	-	169,750	-	-	-	170,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.695			4,000	4			2,776				2,780
Issuance of common stock in exchange for the services rendered Oct 2009, $0.65	-	-	15,000	15	-	-	9,735	-	-	-	9,750
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525			37,500	38			19,650				19,688
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	4,466,239	4,467	-	-	(4,466)	-	-	-	1
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	60,000	60	-	-	31,440	-	-	-	31,500
Issuance of common stock as employee compensation Oct 2009, $0.60			14,028	14			8,403				8,417
Exercise of stock warrants for cash, Sep 2009, $0.33	-	-	4,599,817	4,600	-	-	1,513,340	-	-	-	1,517,940
Option modification costs, Oct 2009	-	-			-	-	875,773	-	-	-	875,773
Stock-based compensation - officers stock options	-	-			-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Nov 2009, $0.50	-	-	16,833	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2009, $0.61			39,144	39			23,961				24,000
Issuance of common stock in exchange for the services rendered Nov 2009, $0.51	-	-	4,000	4	-	-	2,036	-	-	-	2,040
Issuance of common stock in exchange for the services rendered Nov 2009, $0.45			60,000	60			26,940				27,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.50	-	-	10,000	10	-	-	5,040	-	-	-	5,050
Issuance of common stock in exchange for the services rendered Dec 2009, $0.56			39,000	39			21,957				21,996
Issuance of common stock in satisfaction of accounts payable, Dec 2009, $0.48-0.67	-	-	1,713,030	1,713	-	-	934,666				936,379
Issuance of common stock in exchange for the services rendered Dec 2009, $0.61			4,000	4			2,436				2,440
Issuance of warrants in exchange for the services rendered Dec 2009, $0.51	-	-			-	-	505,000				505,000
Issuance of options in exchange for the services rendered Dec 2009, $0.46							24,766				24,766
Issuance of common stock in exchange for the services rendered Dec 2009, $0.57	-	-	10,565	11	-	-	5,989				6,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.53	-	-	60,000	60	-	-	31,740				31,800
Issuance of common stock as employee compensation Dec 2009, $0.56	-	-	15,030	15	-	-	8,402				8,417
Issuance of common stock in exchange for the services rendered Jan 2010, $0.67			4,000	4			2,676				2,680
Issuance of common stock in exchange for the services rendered Jan 2010, $0.59	-	-	5,000	5	-	-	2,945				2,950
Issuance of common stock in exchange for the services rendered Jan 2010, $0.62			9,615	10			5,990				6,000
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	37,500	38	-	-	23,588				23,626
Cashless exercise of stock warrants, Jan 2010, $0.33			779,220	779			(779)				-
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	60,000	60	-	-	37,740				37,800
Issuance of common stock as employee compensation Jan 2010, $0.64			13,221	13			8,403				8,416
Stock-based compensation - stock options	-	-			-	-	499,469				499,469
Issuance of common stock as employee compensation Feb 2010, $0.60	-	-	14,044	14	-	-	8,403				8,417
Issuance of common stock in exchange for the services rendered Feb 2010, $0.60			9,921	10			5,990				6,000
Issuance of common stock in exchange for the services rendered Feb 2010, $0.59	-	-	4,000	4	-	-	2,340				2,344
Issuance of warrants in exchange for the services rendered Mar 2010, $1.25	-	-			-	-	86,000				86,000
Issuance of common stock in exchange for the services rendered Feb, $0.625	-	-	60,000	60	-	-	37,440				37,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	10,000	10	-	-	6,430				6,440
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62			483,871	484			299,516				300,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	300,000	300	-	-	187,200				187,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.53			200,000	200			106,360				106,560
Issuance of common stock in satisfaction of accounts payable, Mar 2010, $0.45-0.65	-	-	1,198,808	1,199	-	-	693,896				695,095
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64			4,000	4			2,556				2,560
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-			-	-	23,959				23,959
Issuance of common stock in exchange for the services rendered Mar 2010, $0.60			9,977	10			5,990				6,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.54	-	-	60,000	60	-	-	32,262				32,322
Issuance of common stock as employee compensation Mar 2010, $0.56			14,912	15			8,402				8,417
Issuance of common stock in exchange for the services rendered Apr 2010, $0.49	-	-	4,000	4	-	-	1,956				1,960
Issuance of common stock in exchange for the services rendered Apr 2010, $0.53			5,000	5			2,663				2,668
Issuance of common stock in exchange for the services rendered Apr 2010, $0.47	-	-	12,637	13	-	-	5,987				6,000
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.47			2,000,000	2,000			870,373				872,373
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.4258	-	-	2,000,000	2,000	-	-	813,036				815,036
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.42	-	-	2,000,000	2,000	-	-	792,300				794,300
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45			37,500	38			16,838				16,876
Cashless exercise of stock warrants, Apr 2010, $0.33	-	-	2,390,167	2,390	-	-	(2,390)				0
Exercise of stock warrants for cash, Apr 2010, $0.33			170,068	170			55,952				56,122
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	5,000	5	-	-	2,245				2,250
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45			60,000	60			26,940				27,000
Issuance of common stock as employee compensation Apr 2010, $0.46	-	-	18,270	18	-	-	8,399				8,417
Stock-based compensation - stock options							272,206				272,206
Issuance of common stock as employee compensation May 2010, $0.38	-	-	22,211	22	-	-	8,394				8,416
Issuance of common stock in exchange for the services rendered May 2010, $0.38			15,752	16			5,984				6,000
Issuance of common stock in exchange for the services rendered May 2010, $0.33	-	-	4,000	4	-	-	1,296				1,300
Issuance of common stock in exchange for the services rendered May, $0.39			60,000	60			23,460				23,520
Issuance of common stock in exchange for the services rendered May 2010, $0.39	-	-	5,000	5	-	-	1,955				1,960
Issuance of common stock in exchange for the services rendered Jul 2010, $0.33			54,545	55			17,945				18,000
Issuance of common stock in satisfaction of accounts payable, Jun 2010, $0.33-0.37	-	-	936,895	937	-	-	324,725				325,662
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35			4,000	4			1,396				1,400
Issuance of options in exchange for the services rendered Jul 2010, $0.38	-	-			-	-	28,600				28,600
Issuance of options in exchange for the services rendered Mar 2010, $0.64							24,766				24,766
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	15,385	15	-	-	5,985				6,000
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	60,000	60	-	-	19,284				19,344
Issuance of common stock as employee compensation Jun 2010, $0.33	-	-	25,209	25	-	-	8,392				8,417
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35			4,000	4			1,376				1,380
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	5,000	5	-	-	1,607				1,612
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	150,000	150	-	-	52,950				53,100
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	18,912	19	-	-	5,981				6,000
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	666,732				668,732
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35			2,000,000	2,000			669,420				671,420
Issuance of common stock for cash pursuant to private placement, Jun 2010, $0.35	-	-	2,000,000	2,000	-	-	675,756				677,756
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40			37,500	38			14,963				15,001
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	60,000	60	-	-	23,940				24,000
Issuance of common stock as employee compensation July 2010, $0.35			23,841	24			8,393				8,417
Net Loss	-	-	-	-	-	-			(25,279,940)		(25,279,940)
Other comprehensive income (loss)											-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	132,596	132,596
Total comprehensive income (loss)									(25,279,940)	132,596	(25,147,344)
Balance at July 31, 2010	-	$-	269,599,615	$269,600	-	$-	$333,219,309	$-	$(325,302,472)	$784,183	$8,970,620
The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
	For the Twelve Months			November 2, 1995
	Ended July 31,			(Date of Inception)
	2010	2009	2008	to July 31 2010
Cash Flows From Operating Activities:
Net loss	$(25,279,940)	$(45,812,228)	$(36,228,991)	$(323,007,415)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	780,250	805,806	1,084,919	8,552,921
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	—	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	—	—	741,690	913,196
Loss on disposal of property and equipment	—	—	—	911
Loss on extinguishment of debt	—	—	—	14,134,069
Common stock issued as employee compensation	101,002	198,128	1,187,685	3,780,395
Amortization of options and option modifications as stock compensation	1,765,381	34,418	72,578	1,872,377
Common stock issued for services rendered	1,755,200	1,536,431	1,529,882	11,817,829
Amortization of prepaid services in conjunction with common stock issuance	—	—		138,375
Non-cash compensation expense	—	—	—	45,390
Stock options and warrants issued for services rendered	591,000	11,000	82,000	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	—	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	717,694	205,056	2,405,629
Amortization of discount on convertible debentures	—	15,931,481	3,483,684	38,345,592
Common stock issued as interest payment on convertible debentures	—	473,055		757,514
Interest on short-term advance	—	—	—	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with refinancing of debt	—	—	—	113,274
Warrant repricing costs	—	3,198,604	—	3,198,604
Change in fair value of derivative warrant liability	(4,125,590)	—	—	1,855,453 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	(12,482)	14,146	(30,701)	(85,717)
Miscellaneous receivables	—	—	—	43,812
Inventory	(618,401)	147,591	(1,345,939)	(1,934,251)
Other current assets	601,115	(379,487)	53,687	(320,065)
Accounts payable and accrued expenses	1,878,296	462,520	762,505	14,431,436
Deferred revenue	252,042	13,325	92,481	390,879
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(22,312,127)	(22,647,516)	(28,309,464)	(191,624,051)

Cash Flows From Investing Activities:
Purchase of property and equipment	(159,708)	(1,385)	(57,136)	(4,754,640)
Costs incurred for patents	(228,777)	(152,148)	(232,760)	(2,431,287)
Change in restricted cash	—	—	—	512,539
Proceeds from maturity of short term investments	—	8,852,214	28,307,895	195,242,918
Purchases of short-term investments	—	—	(23,148,371)	(195,242,918)
Cash received in conjunction with merger	—	—	—	82,232
Advances to Antigen Express, Inc.	—	—	—	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	—	—	51,219	(652,071)
Change in notes receivable - common stock	—	—	—	(91,103)
Change in due from related parties	—	—	—	(2,222,390)
Other, net	—	—	—	89,683
Net Cash (Used in) Provided By Investing Activities	(388,485)	8,698,681	4,920,847	(10,625,194)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	—	325,179
Repayment of short-term advance	—	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	—	2,005,609
Repayment of long-term debt	(100,030)	(82,682)	(89,475)	(2,124,556)
Repayment of obligations under capital lease	(39,950)	(35,234)	—	(75,184)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	1,574,062	109,170	—	45,698,281
Proceeds from exercise of stock options	—	56,000	391,790	5,001,916
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	—	12,015,000
Redemption of SVR preferred stock	—	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	20,450,000	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)	(722,750)
Repayments of convertible debentures	—	(4,506,667)	—	(5,142,424)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	20,900,289	15,453,234	—	116,637,242
Purchase and retirement of common stock	—	—	(378,456)	(497,522)
Net Cash Provided by Financing Activities	22,334,371	10,993,821	19,651,109	216,187,109

Effect of Exchange Rates on Cash	50,063	(85,448)	(51,049)	(56,994)

Net (Decrease) Increase in Cash and Cash Equivalents	(316,178)	(3,040,462)	(3,788,557)	13,880,870

Cash and Cash Equivalents, Beginning of Period	14,197,048	17,237,510	21,026,067	—

Cash and Cash Equivalents, End of Period	$13,880,870	$14,197,048	$17,237,510	$13,880,870

(1) -
includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2010" column.  See Note 13 - Derivative Warrant Liability.

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

The Company has a branch office in Dubai, UAE which operates as “Generex Biotechnology Corporation MENA” (Middle East and North Africa).  The primary purpose of the MENA branch is to obtain regulatory approval for Oral-lyn in the Middle East and North African countries. The MENA branch office also obtains licenses for and sells Generex’s confectionary over the counter products.

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

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at July 31, 2010 of approximately $325 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

Development Stage Company
The accompanying consolidated financial statements have been prepared in accordance with the provisions of FASB ASC Topic 915, “Development Stage Entities.”

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

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at July 31, 2010 and 2009, however, actual write-offs may exceed the allowance.

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

Patents
Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off.

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value.  The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.  There were no impairments or disposals relating to long-lived assets in the fiscal years ended July 31, 2010, 2009 and 2008.

Derivative Warrant Liability
The Company’s derivative warrant instruments are measured at fair value using an accepted valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities depending on the rights or obligations under the contracts.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption “Change in fair value of derivative warrant liability.” See Note 13 – Derivative Warrant Liability.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revenue Recognition
Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with FASB ASC Topic 605, recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be a consigned inventory until the revenue is recognized.  Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred.

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

Research and Development Costs
Expenditures for research and development are expensed as incurred and include, among other costs, those related to the production of experimental drugs, including payroll costs, and amounts incurred for conducting clinical trials.  Amounts expected to be received from governments under research and development tax credit arrangements are offset against current research and development expense.

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740.  These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more-likely-than-not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.  At July 31, 2010 and 2009, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions as of August 1, 2007. The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement.  Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

Stock-Based Compensation
The Company follows FASB ASC Topic 718 which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price. The Company also follows the guidance in FASB ASC Topic 505 for equity based payments to non-employees for equity instruments issued to consultants and other non-employees.

Net Loss per Common Share
Basic EPS is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted EPS gives effect to all dilutive potential common shares outstanding during the period.  The computation of Diluted EPS does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  Refer to Note 16 for methodology for determining net loss per share.

Comprehensive Loss
Other comprehensive income (loss), which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders’ Equity.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Concentration of Credit Risk
The Company maintains cash balances, at times, with financial institutions in excess of amounts insured by the Canada Deposit Insurance Corporation and the U.S. Federal Deposit Insurance Corporation.  Management monitors the soundness of these institutions and has not experienced any collection losses with these financial institutions.

During the fiscal year ended July 31, 2010, 41% of total net revenues were generated from two customers that individually represented over 10% of total revenue each (Customer A – 27%, Customer B – 14%).  During the fiscal year ended July 31, 2009, 78% of total net revenues were generated from two different customers from above, each individually representing over 10% of total revenue (Customer C – 44%, Customer D – 34%).  None of these four customers had balances owing to the Company at each of the respective fiscal year end dates.

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

Fair Value of Financial Instruments
Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The levels are as follows:

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

The Company’s financial instruments consist of cash and cash equivalents, receivables, long-term debt, accounts payable and accrued expenses, as well as derivative warrant liabilities. All of these items, except the derivative warrant liabilities were determined to be Level 1 fair value measurements.  The carrying amounts of cash and cash equivalents, receivables and accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these instruments. Long-term debt balances were determined to approximate their fair value as we believe the borrowing rates reflect the prevailing market rates available for similar debt instruments.

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the Black-Scholes pricing model to calculate the fair value at the date of adoption and for the first, second and third quarters of the fiscal year ended July 31, 2010.  In the fourth quarter ended July 31, 2010, the Company determined that due to the existence of the price protection provisions of these warrants, the binomial lattice model valuation method would likely provide a better estimate of the fair value of these warrants and adopted this method on a prospective basis.  See Note 13 – Derivative Warrant Liability.

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

The Company evaluates its estimates, including those related to bad debts, inventories, long lived assets (including patents) impairment valuations, debt obligations, derivatives, long-term contracts, and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Critical accounting estimates are reviewed and discussed with the audit committee of the board of directors.  The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made and changes in the estimate or different estimates that could have been selected could have a material impact on our results of operations or financial condition.

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

In June 2008, the FASB reached a consensus regarding the determination of whether an instrument (or an embedded feature) is indexed to an entity’s own stock, which is the first part of the scope exception related to accounting for derivative instruments and hedging activities.  This guidance is effective for the Company’s fiscal year beginning August 1, 2009.  The Company determined that certain of its warrants with price protection provisions are not considered to be indexed to the Company’s own stock, therefore, they do not meet the scope exception and thus should be accounted for as a liability.  The adoption of this guidance resulted in the recognition of income of $4,125,590 within the Company’s consolidated statements of operations for the year ended July 31, 2010, a reduction to additional paid-in capital of $13,844,822 and an increase to accumulated deficit of $5,981,043.  The net effect on additional paid-in capital and accumulated deficit represents the fair value of the derivative warrant liability as of August 1, 2009 (date of adoption) of $19,825,865 (see Note 13 – Derivative Warrant Liability).

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

Recently Issued Accounting Pronouncements
In October 2009, the FASB issued guidance on multiple deliverable revenue arrangements which eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Level 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance is effective for any fiscal year that begins after December 15, 2010, and it should be used for quarterly and annual filings.  The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Note 3 - Property and Equipment:
The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2010	2009

Land	$220,409	$209,468
Buildings and Improvements	1,396,990	1,327,646
Furniture and Fixtures	159,739	102,603
Office Equipment	201,379	182,484
Lab Equipment	4,438,268	4,322,534

Total Property and Equipment	6,425,785	6,144,735

Less: Accumulated Depreciation	5,084,377	4,699,965

Property and Equipment, Net	$1,341,408	$1,444,770

Depreciation expense related to property, plant and equipment amounted to $238,253, $298,407 and $517,057 for the years ended July 31, 2010, 2009 and 2008, respectively.

Note 4 - Assets Held for Investment, Net:
The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2010	2009

Assets Held For Investment	$4,724,147	$4,404,351

Less: Accumulated Depreciation	1,221,037	1,030,787

Assets Held for Investment, Net	$3,503,110	$3,373,564

These assets are held as collateral for long term debt (see Note 11).  Depreciation expense on assets held for investment amounted to $134,251, $117,515 and $136,565 for the years ended July 31, 2010, 2009 and 2008, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income.  Included in income from rental operations, net is $407,809, $497,858 and $531,757 of rental income and $201,234, $177,311 and $201,224 of rental expenses, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2010, 2009 and 2008, respectively.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 5 - Patents:
The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2010	2009

Patents	$6,221,777	$5,973,917

Less: Accumulated Amortization	2,688,089	2,271,531

Patents, Net	$3,533,688	$3,702,386

Weighted Average Life	11.7 years	12.2 years

Amortization expense amounted to $407,746, $390,773 and $431,297 for the years ended July 31, 2010, 2009 and 2008, respectively. Amortization expense is expected to be approximately $403,000 per year for the years ended July 31, 2011 through 2015.  During the years ended July 31, 2010, 2009 and 2008, the Company wrote off $-0-, $-0- and $741,690 of net book value of patents to general and administrative expenses.

Note 6 - Income Taxes:
The Company has incurred losses since inception, which have generated net operating loss carryforwards.  The net operating loss carryforwards arise from both United States and Canadian sources.  Pretax losses arising from domestic operations (United States) were $18,127,536, $40,064,006 and $30,277,058 for the years ended July 31, 2010, 2009 and 2008, respectively.  Pretax losses arising from foreign operations (Canada and Bermuda) were $7,152,404, $5,748,222 and $5,951,933 for the years ended July 31, 2010, 2009 and 2008, respectively.  As of July 31, 2010, the Company has net operating loss carryforwards in Generex Biotechnology Corporation of approximately $185,017,000, which expire in 2018 through 2030, in Generex Pharmaceuticals Inc. of approximately $39,502,000, which expire in 2011 through 2030, and in Antigen Express, Inc. of approximately $22,442,000, which expire in 2016 through 2030.  These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2010, 2009 and 2008, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:
	July 31,
	2010	2009
Net operating loss carryforwards	$84,804,372	$73,439,046
Other timing difference	929,056	3,771,660
Total Deferred Tax Assets	85,733,428	77,210,706

Valuation Allowance	(84,966,128)	(76,273,691)

Deferred Tax Liabilities
Intangible assets	(719,846)	(813,672)
Other timing difference	(47,454)	(123,343)
Total Deferred Tax Liabilities	(767,300)	(937,015)

Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2010, 2009 and 2008 is as follows:
	2010	2009	2008

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables
from foreign subsidiaries	2.0	1.0	1.0
Nondeductible items	(6.0)	5.0	1.0
Other timing differences	3.0	10.0	6.0
Change in valuation allowance	35.0	18.0	26.0

Effective tax rate	—%	—%	—%

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2010, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying Consolidated Statement of Operations. These amounts are not material to the consolidated financial statements for the periods presented.  Generally, tax years 2007-2010 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2004-2010 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 7 - Inventory:
Inventory consists of the following:
	July 31,
	2010	2009

Raw materials	$962,035	$838,929
Finished goods	949,848	432,527
Total	$1,911,883	$1,271,456

At July 31, 2010 and July 31, 2009, approximately 60% and 55%, respectively, of the inventory related to the Company’s Oral-lyn™ product, while the remainder in each year related to the Company’s over-the-counter confectionary products.

Note 8 - Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following:
	July 31,
	2010	2009

Accounts Payable & Accruals – General and Administrative	$3,480,340	$2,892,552
Accounts Payable & Accruals – Research and Development	2,621,514	1,629,293
Accounts Payable & Accruals – Selling and Marketing	415,166	90,485
Executive Compensation	37,694	2,873,825
Total	$6,554,714	$7,486,155

Note 9 - Commitments and Contingent Liabilities:

Leases
The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2010 are as follows:

Year	Amount

2011	$209,515
2012	141,129
2013	32,421
2014	3,757
2015 and thereafter	—
Total Minimum Lease Payments	$386,822

Lease expense amounted to approximately $200,000, $102,000 and $131,000 for the years ended July 31, 2010, 2009 and 2008, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada.  The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2010:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year	Amount

2011	$39,059
2012	40,326
2013	23,002
2014	8,029
2015 and thereafter	3,345
Total	$113,761

Assets Held for Investment
The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada.  The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2010:

Year	Amount

2011	$428,186
2012	369,547
2013	353,017
2014	275,635
2015	236,570
Thereafter	748,087
Total	$2,411,042

Supply Agreements
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

The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products.  The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice.  As of July 31, 2010, the Company has not yet completed a contract year in which the total quantity has exceeded 10,000,000 units and as such the expiration date of this contract cannot be determined.

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

Employment Agreements
As of July 31, 2010, the Company had an employment arrangement with an executive, whereby the Company is required to pay an annual base salary of $325,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2010. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2010, the Company has an employment agreement with an executive expiring March 2012, whereby the Company is required to pay an annual base salary of $200,000. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2010, the terms of employment between the Company and its then President/Chief Executive Officer expire December 2010. Under these terms, the Company is required to pay an annual base salary of $525,000 and bonuses at the discretion of the Compensation Committee of the Board of Directors. The terms of employment require six months notice of non-renewal/termination. In the event of termination of employment, by reason other than cause, death or disability or voluntary termination, the Company may be required to pay the executive the greater of five times base salary at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination. See Note 21 – Subsequent Events.

As of July 31, 2010, the terms of employment between the Company and its Chief Financial Officer/Chief Operating Officer expire December 2010.  Under these terms, the Company is required to pay an annual base salary of $420,000 and bonuses at the discretion of the Compensation Committee of the Board of Directors.  The terms of employment require six months notice of non-renewal/termination. In the event of termination of employment, by reason other than cause, death or disability or voluntary termination, the Company may be required to pay the executive the greater of five times base salary at the date of termination or $5,000,000 in a combination of cash and common stock of the Company and provide benefits for a period of twelve months following the date of termination.

As of July 31, 2010, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $503,341 to the three employees.  In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Collaboration Agreements
The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity.  The agreement includes certain milestone payments required of the Company upon Fertin’s completion of various development phases.  The Company is required to pay all development costs related to the development of the product together with royalty payments amounting to five percent of the sale or licensing of the products.  In lieu of receiving reimbursement for development costs, Fertin, at its discretion and upon written notice, may elect to receive royalty payments amounting to twenty-five percent of the sale or licensing of the products.  The agreement shall remain in effect ten years from the date of market introduction and commercial sale.  Either party may terminate the agreement by providing sixty days written notice.  Through the fiscal year ended July 31, 2010, the Company has not paid any milestone or royalty payments relating to this agreement and has paid approximately $223,000, in the aggregate, to Fertin under the agreement for materials and development costs.

Note 10 - Related Party Transactions:
The Company uses a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s directors, one of which is also a senior executive officer of the Company.  For the years ended July 31, 2010, 2009 and 2008, the Company has paid the management company $55,691, $47,981 and $54,473, respectively, in management fees.

Note 11 - Long-Term Debt:
Long-term debt consists of the following:
	July 31,
	2010	2009
Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $2,266, due June 2011, secured by real property located at 98 Stafford Drive, Brampton, Canada	$255,674	$$252,148

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $3,656, due June 2011, secured by real property located at 1740 Sismet Road, Mississauga, Canada	412,362	406,676

Mortgage payable - interest at 6.75 percent per annum, monthly payments of principal and interest of $5,851, due May 2015, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	627,056	617,961

Mortgage payable - interest at 10.0 percent per annum, monthly payments of principal and interest of $2,536, due November 2013, secured by real property located at 13-14, 11 Carlaw Avenue, Toronto, Canada	185,665	187,487

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,745, principal payment due August 2011 secured by real property located at 10-11, 11 Carlaw Avenue, Toronto, Canada	387,600	368,360

Mortgage payable - interest at 5.91 percent per annum, monthly interest payments of $8,921, principal due April 2014, secured by secondary rights to real property located at 1-8, 11 Carlaw Avenue, Toronto, Canada	1,097,575	1,082,577

Total Debt	2,965,932	2,915,209

Less Current Maturities of Long-Term Debt	1,141,861	1,060,788

Total Long-Term Debt	$1,824,071	$1,854,421

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:
Year	Amount

2011	$1,141,861
2012	92,115
2013	98,428
2014	1,136,530
2015	496,998
Thereafter	—
Total	$2,965,932

For the years ended July 31, 2010, 2009 and 2008, the Company incurred $206,838, $193,351 and $232,440, respectively in interest expense on its long-term debt.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 12 - Convertible Debentures:
During the year ended July 31, 2009, the Company was contractually obligated under various convertible promissory notes (“convertible debentures”) with accredited investors.  The convertible debentures were convertible into shares of the Company's common stock at a price as stipulated in each debenture, as amended.

The convertible debentures are accounted for in accordance with FASB ASC Topic 470.  The following summarizes the significant terms and accounting for each convertible debenture entered into by the Company.

Date Issued	March 2008

Promissory Note Amount	$		(A)
# of Promissory Notes		6
Terms			(B)
Conversion Price		$1.21

Gross Proceeds		$20,650,000
Net Cash Proceeds		$20,450,000
Warrants (“Series”) Issued to Investors (C)		42,665,274
Warrant (“Series”) Exercise Price (C)		$0.33
Existing Warrants (“Pre-Extant”) Re-priced (D)		12,697,024
Re-priced Warrant (“Pre-Extant”) Exercise Price (D)		$0.33
Warrant Fair Value (WFV) (includes value of re-priced warrants (“Pre-Extant”))		$21,976,130
Warrant Relative Fair Value (WRFV)		$10,646,218
Black-Scholes Model Assumptions			(E)
Beneficial Conversion Feature (BCF)		$8,768,946
Costs associated with issuance classified as deferred
debt issuance costs		$722,750

Amortization of WFV and BCF as
Non-cash Interest Expense		$19,415,165
Principal and Interest Converted		$—
Shares Issued Upon Conversion		—

Principal and Interest Repayments
in Shares of Common Stock		$16,616,387
Shares Issued for Principal and
Interest Repayments		53,103,524
Principal and Interest Repayments
in Cash		$5,380,697

(A)	$7,000,000; $5,000,000; $3,650,000; (2) $2,000,000; $1,000,000

(B)
The convertible debentures carried an 8% coupon and the initial maturity date was September 30, 2009, which was accelerated to July 1, 2009.  Initially, the debentures carried an 18-month term and amortized in 15 installments commencing in the fifth month of the term.  The principal and interest payments were payable in cash or, at the Company's option, in shares of the Company’s common stock subject to the satisfaction of certain conditions.  If the Company elected to pay principal and interest in shares of common stock, the value of each share of common stock was calculated as equal to the lower of (i) the then applicable conversion price and (ii) the price which initially was computed as 90% of the arithmetic average of the VWAP of the common stock on each of the twenty (20) consecutive trading days immediately preceding the applicable installment date, subject to certain conditions. Each installment payment elected by the Company to be repaid in shares required the Company to deliver the number of shares estimated to satisfy the installment payment 20 trading days preceding the installment due date. The difference in the value of these shares and the installment payment on the installment date was required to be delivered to the holders by issuing additional shares. In addition, each convertible debenture contained certain “Events of Default”, including, without limitation, any default in the payment of principal or interest in respect of the convertible debentures as when they become due and payable, the Company’s failure to observe or perform any other covenant, agreement or warranty contained in the agreements relating to the convertible debentures.  Upon the occurrence of the “Event of Default”, the holder could require us to redeem all or any portion of the convertible debentures upon written notice.  Other conditions in the convertible debentures impeded the Company’s ability to make its monthly installment payments in shares of its common stock.  Two of such conditions – the effectiveness of the registration statement for at least 30 days prior to installment notice and listing maintenance minimum bid price requirement of The NASDAQ Stock Market, were not met requiring the Company to procure waivers from the debenture holders in respect to these conditions.  Additional conditions that would trigger an “Event of Default” have been disclosed below under the heading “Forbearance and Amendment Agreement.”

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C)
The warrants issued to the holders of the convertible debentures initially were comprised of the following: Series A warrants 5,257,729; Series A-1 warrants 7,541,857; Series B warrants 17,066,108 and Series C warrants 12,799,580 (collectively, “Series Warrants”).  During the year ended July 31, 2009, the Company revised the terms of these warrants to reduce the exercise price. Additionally, the expiration date of the Series A, A-1 and C warrants were extended.  The accounting treatment for these warrants and further description regarding the round down price protection features of these warrants are described in Note 13 - Derivative Warrant Liability and Note 14 – Stockholders’ Equity, respectively.

The Series C warrants are exercisable contingent upon the exercise of Series B warrants.  During the year ended July 31, 2009, the Series B warrants were exercised, therefore the contingency has been met.  As such, the Company recorded a charge to interest expense in the amount of $1,608,616, which is comprised of the fair value of the Series C warrants at the commitment date in the amount of $1,234,836 and the fair value of the reduction of the Series C warrant exercise price in the amount of $373,780 which was the result of the Event of Default.  The Company has accounted for this contingency in accordance with FASB ASC Topic 470.

(D)
The Company re-priced 12,697,024 existing warrants held by the convertible debenture holders (“Pre-Extant” warrants).  The value associated with the “Pre-Extant” warrants amounted to $5,399,160 and was valued using the Black-Scholes pricing model.  The value of the “Pre-Extant” warrants has been added to the value of the new warrants issued (see (C) above) and accounted for in accordance with FASB ASC Topic 470.  During the year ended July 31, 2009, the Company further revised the terms of the “Pre-Extant” warrants to reduce the exercise price and extend the expiration date.  The Company’s current accounting treatment for these warrants and further description of the price protection feature of these warrants are described in Note 13 - Derivative Warrant Liability and Note 14 – Stockholders’ Equity, respectively.

(E)
Black-Scholes pricing model assumptions used in valuing the “Pre-Extant” warrants were: risk free interest (2.70 percent); expected volatility (.8611); life of 1 ½ years, 7 years and 7 ½ years, respectively.

Event of Default
During the year ended July 31, 2009, one of the Equity Conditions within the convertible debentures was not satisfied in that the Company received notice from The NASDAQ Stock Market of the Company’s failure to comply with the minimum bid price requirement of Marketplace Rule 4310(c)(4) (now known as Listing Rule 5550(a)(2)) (the “Listing Maintenance Equity Condition”), which constitutes a “Breach of Condition” under each of the debentures.

In addition, during the year ended July 31, 2009 the Company was not in compliance with the Net Cash Balance Test, which constituted an “Event of Default” under each of the convertible debentures (the “Net Cash Balance Test Default”).

The Company and each of the holders of the convertible debentures entered into each of the separate agreements to address the defaults caused by non-compliance with the Listing Maintenance Equity Condition and the Net Cash Balance Test Default.  Significant provisions of these agreements include the following:

•
Each holder agreed to waive (a) the Event of Default under Section 4(a)(xv) of the convertible debentures with respect to the Company’s failure to meet Net Cash Balance Test in respect of any and all periods prior to December 22, 2008 (the “Effective Date”), and (b) compliance by the Company with the Net Cash Balance Test for the period commencing on the Effective Date and ending on January 30, 2009.

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

As a result of the event of default, the Company evaluated the debt modification under the guidance of FASB ASC Topic 470. Based on conclusions drawn during the evaluation, the Company recorded a non-cash charge to the statement of operations of approximately $1,590,000 which represents the incremental fair value resulting from the modification of the warrants using the Black-Scholes pricing model.

Forbearance and Amendment Agreement
On February 27, 2009 (“Effective Date”), the Company and each of the holders of the convertible debentures entered into a separate Forbearance and Amendment Agreement (the “Forbearance Agreement”) pursuant to which the holders agreed for a 21-day period ending March 20, 2009 (the “Standstill Period”) to temporarily forbear from exercising certain rights and remedies under the convertible debentures.   The Standstill Period was extended to April 3, 2009 by mutual agreement of the parties.  Significant provisions of these agreements include:

The Company acknowledged the existence of certain Events of Default (see disclosure above), including, among others, the Company’s failure to procure the Control Agreements required by the Company’s December 22, 2008 agreements with the holders, to satisfy the Net Cash Balance Test under Section 13(f) of the convertible debentures, and to deliver Event of Default Notices to each holder with respect to the foregoing Events of Default (“Existing Events of Default”).

During the Standstill Period, each holder agreed not to exercise any of its rights or remedies solely with respect to any of the Existing Events of Default. Upon the expiration of the Standstill Period or upon the occurrence of any Event of Default occurring after the Effective Date (each such event a “Standstill Termination”), each holder would have the right to immediately exercise all of its rights and remedies under the convertible debentures and the related Security Agreement.

Pursuant to the Forbearance Agreement, the Company and each holder agreed to amend the terms of each convertible debenture as follows:

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

•
The term “Installment Amount” was amended to mean, with respect to any Installment Date occurring on or after March 1, 2009, the lesser of (A) the product of (i) $1,927,333.32, multiplied by (ii) Holder Pro Rata Amount and (B) the Principal amount under the convertible debenture as of such Installment Date, together with any accrued and unpaid Interest as of such Installment Date and accrued and unpaid Late Charges, if any, as of such Installment Date.

•
Section 4(a)(iii) of the convertible debentures was amended to permit the common stock to be quoted on the OTC Bulletin Board if it is suspended from trading or delisted from the NASDAQ Capital Market.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•
The Company had to provide a monthly certification executed by the Company’s Chief Financial Officer stating whether an Event of Default occurred with respect to the Company’s and its subsidiaries’ cash expenditures in excess of $900,000 in the calendar month immediately preceding the date of such certification, and the Company had to publicly disclose any such Event of Default on the date of such certification.

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

Prior to the expiration of the Standstill Period, the Company had to issue and deliver irrevocable instructions to the Company’s transfer agent to issue certificates to each holder for shares of the Common Stock, or credit shares to the holder’s account, at the holder’s written request to provide each holder’s pro rata portion of Pre-Installment Conversion Shares for the payment of Installment Amounts under the debenture or upon the occurrence of an Event of Default after the Effective Date.

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

•
The Company Conversion Price was equal to the price which was computed as 90% of the arithmetic average of the volume weighted average price (VWAP) of the common stock on each of the 17 consecutive Trading Days immediately preceding such Installment Date (to be appropriately adjusted for any stock split, stock dividend, stock combination or other similar transaction during such measuring period).

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In May of 2009, the Company completed a private placement of its common stock by registered direct offering of 15,151,517 shares of its common stock to a select group of accredited investors at $0.33 per share.  As a result of this transaction, the conversion price of the convertible debentures and the exercise price of the related warrants were reduced to $0.33 (from $0.50) per share resulting in the warrant re-pricing cost of $1,211,494 which was recorded as share issuance cost.  During the last fiscal quarter of 2009, the entire outstanding principal amount due under the convertible debentures and accrued interest thereon was converted into shares of common stock.  The Company’s current accounting treatment for these warrants and further description regarding the price protection feature of these warrants are described in Note 13 - Derivative Warrant Liability and Note 14 – Stockholders’ Equity, respectively.

As of both July 31, 2010 and 2009, the net outstanding balance of convertible debentures was zero.

Note 13 - Derivative Warrant Liability:

The Company has warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event the Company subsequently issues stock or securities convertible into stock at a price lower than the exercise price of the warrants.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased or decreased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.  As of August 1, 2009, the Company accounted for its warrants with price protection in accordance with FASB ASC Topic 815.

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at July 31, 2010 using the binomial lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at July 31, 2010 are all currently exercisable with a weighted-average remaining life of 5.75 years.

The revaluation of the warrants at each reporting period resulted in the recognition of income of $4,125,590 within the Company’s consolidated statements of operations for the fiscal year ended July 31, 2010 under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at July 31, 2010 is $5,679,721 which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s adoption of the provisions of FASB ASC Topic 815 on August 1, 2009 until July 31, 2010:

Balance at August 1, 2009– Derivative warrant liability	$19,825,865

Exercise of warrants classified as derivative warrant liabilities	(10,020,554)

Decrease in fair value of derivative warrant liability	(4,125,590)

Balance at July 31, 2010 – Derivative warrant liability	$5,679,721

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and used the Black-Scholes pricing model to calculate the fair value at the date of adoption and for the first, second and third quarters of the fiscal year ended July 31, 2010.  This model was used because of its wide acceptance by the investment community, relative simplicity and its emphasis on observable inputs.   Key assumptions used in the Black-Scholes fair value calculation were as follows:

	April 30,	January 31,	October 31,	August 1,
	2010	2010	2009	2009

Expected term	5.92	6.17	6.42	6.67
Volatility	99.5%	98.5%	98.0%	96.9%
Risk-free interest rate	0.21%	0.16%	0.16%	0.16%
Dividend yield	0	0	0	0

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the fourth quarter ended July 31, 2010, the Company determined that due to the existence of the price protection provisions, the binomial lattice model valuation method would likely provide a better estimate of the fair value of these warrants.  We engaged a valuation firm to estimate the fair value of these warrants using the binomial lattice model.

The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the July 31, 2010 fair value calculation were as follows:

Current exercise price	$0.33
Time to expiration	5.75 years
Risk-free interest rate	1.87%
Estimated volatility	104%
Dividend	-0-
Stock price on July 31, 2010	$0.40

In accordance with the provisions of FASB ASC Topic 250 (Accounting Changes and Error Corrections) as they pertain to a change in accounting estimate due to a change in valuation technique, the binomial lattice valuation method is being applied on a prospective basis beginning in the fourth quarter of our fiscal year ended July 31, 2010.

Restatement of Prior Periods
In fiscal year 2010, the Company adopted the provisions of FASB ASC Topic 815 for accounting of its warrants with price protection. In the fourth quarter of fiscal year 2010, the Company determined that the transitional accounting guidance found in ASC 815-10-65-3d through 65-3f should have been applied in a different manner at date of adoption on August 1, 2009.  The estimated fair value of these warrants at the date of adoption was $19,825,565.  When the Company adopted this accounting guidance, the Company recorded an entry to reclassify the current value of the warrants at the date of adoption to “Derivative Warrant Liability”, with the offsetting amount being charged to “Additional paid-in capital”.  The Company subsequently determined that the full amount of the warrant fair value at the date of adoption should not have charged to “Additional paid-in capital”.  Instead, the Company should have recorded a portion of the amount to the opening balance of retained earnings (deficit), as if the accounting guidance had been in effect from the issuance date of the instruments.  This resulted in an understatement of “Additional paid-in capital” of $5,981,043 and an understatement of “Deficit accumulated during the development stage” by the same amount as of the date of adoption and for each of the subsequent interim periods ended October 31, 2009, January 31, 2010 and April 30, 2010.  There was no impact to “Total Stockholders’ Equity” as of the date of adoption or for any of the subsequent interim periods.

A summary of the impact on each of the previously reported interim periods is included below:

	Per Consolidated Balance Sheet at
	October 31, 2009	January 31, 2010	April 30, 2010
As previously reported
Additional paid-in capital	$314,765,024	$316,812,595	$324,372,759
Deficit accumulated during the development stage	$(299,183,874)	$(308,478,092)	$(313,045,642)
Total Stockholders' Equity	$16,519,711	$9,293,859	$12,417,600

As corrected per ASC 815-10-65-3d to 3f
Additional paid-in capital	$320,746,067	$322,793,638	$330,353,802
Deficit accumulated during the development stage	$(305,164,917)	$(314,459,135)	$(319,026,685)
Total Stockholders' Equity*	$16,519,711	$9,293,859	$12,417,600

* No change from “As previously reported”.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 14 - Stockholders’ Equity:

Warrants
As of July 31, 2010, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise		Warrant
To be Purchased	Price per Share		Expiration Date

102,232	$1.25		April 17, 2011
70,000	$2.66		April 17, 2011
25,000	$1.91		May 29, 2011
5,000	$1.05		July 19, 2011
100,000	$1.71		March 3, 2012
140,000	$1.45		May 27, 2012
365,625	$0.33		May 31, 2012
50,000	$0.94		March 9, 2013
125,000	$3.75		March 26, 2013
8,844,926	$0.76		December 15, 2014
3,572,971	$0.79		February 4, 2015
300,000	$0.39	(average)	February 9, 2015
6,022,651	$1.00		March 15, 2015
1,000,000	$0.001		May 31, 2015
200,000	$1.25		March 7, 2015
13,931,027	$0.33		March 31, 2016*
2,572,313	$0.33		September 30, 2016*
37,426,745

* Subject to price protection provisions as described below.

The outstanding warrants at July 31, 2010 have a weighted average exercise price of $0.61 per share and have a weighted average remaining life of 4.98 years.

The Company has 13,931,027 warrants with a current exercise price of $0.33 and an expiry date of March 31, 2016 and 2,572,313 warrants with a current exercise price of $0.33 and an expiry date of September 30, 2016 (16,503,340 warrants in total) which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of certain securities will not trigger the price protection provisions of these warrants described above.  These “excluded” issuances include the Company’s issuance of:  (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement (up to an aggregate amount of 5,608,926, representing 5% of the common stock issued and outstanding immediately prior to March 31, 2008); (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to March 31, 2008; (c) the Warrant Shares; and (d) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors (up to an aggregate number of 11,217,852, representing 10% of the shares of common stock issued and outstanding immediately prior to March 31, 2008).

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 13 above.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share.  The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company.  The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof.  At July 31, 2010 and 2009, no shares of preferred stock were issued or outstanding.

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2010, 2009 and 2008, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the statement of operations for the services received.

Note 15 – Stock-Based Compensation:

Stock Option Plans
As of July 31, 2010, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). In July 2009, the 2006 Plan was amended to increase the reserved shares from 10,000,000 to 30,000,000.  Restricted shares can only be issued under the 2006 Plan. At July 31, 2010, there were 2,000,000, 4,048,490 and 18,668,245 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.  The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2010, 2009 and 2008 amounted to $885,872, $45,417 and $72,578 for each year and were charged to the consolidated statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2010, 2009 and 2008 amounted to $104,738, $198,128 and $1,659,558, respectively, and were charged to the consolidated statements of operations.

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2010	0.14%	6.5	104%	-0-
July 31, 2009	0.17%	5.0	101%	-0-
July 31, 2008	1.96%	5.0	74%	-0-

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted Average
		Exercise Price
	Options	per Share

Outstanding - August 1, 2007	7,962,638	$1.12
Granted	175,000	$0.96
Forfeited or expired	(1,490,000)	$2.10
Exercised	(401,000)	$0.98
Outstanding July 31, 2008	6,246,638	$0.66
Granted	50,000	$0.29
Forfeited or expired	(1,129,500)	$1.68
Exercised	(100,000)	$0.56
Outstanding - July 31, 2009	5,067,138	$0.44
Granted	2,705,000	$0.63
Forfeited	(270,000)	$0.92
Expired	(36,500)	$0.63
Exercised	—	$0.00
Outstanding - July 31, 2010	7,465,638	$0.49
Exercisable - July 31, 2010	5,443,969	$0.43

The 7,465,638 outstanding options at July 31, 2010 had a weighted average remaining contractual term of 5.47 years.

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding - August 1, 2009	43,750	$0.59
Granted	2,705,000	$0.53
Vested	(727,081)	$0.54
Forfeited	—	$—
Outstanding - July 31, 2010	2,021,669	$0.53

As of July 31, 2010, the Company had $561,783 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.3 years.

During the twelve months ended July 31, 2010, the Company modified the terms of 4,535,638 outstanding options which resulted in a charge to operations in the amount of $875,773.  The fair value of modification cost is estimated as the difference of options’ fair value before and after modification date.  The estimates employ the Black-Scholes option pricing model, which takes into account the exercise price ($0.001 – $0.94), expected life of the option (5 years), the current price of the underlying stock ($0.59) and its expected volatility (109.05%), expected dividends on the stock ($0) and the risk-free interest rate for the term of the option (0.11%).

In August 2007, the Company issued 550,000 shares of common stock under the 2006 Plan in the form of restricted stock awards to officers.  The fair value of these shares, which was based on the quoted market price of the Company’s common stock on the dates of the issuance, was $830,500. These shares were issued as an incentive to retain key employees and officers.  A portion of these shares vested immediately while the remaining portion vested over two years from the date of the grant.  The following table summarizes the Company’s non-vested restricted stock activity for the twelve months ended July 31, 2010.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value

Non-vested restricted stock, August 1, 2009	14,844	$1.51
Granted	—	n/a
Vested	(14,844)	1.51
Forfeited	—	n/a
Non-vested restricted stock, July 31, 2010	—	n/a

The following table summarizes information on stock options outstanding at July 31, 2010:

	Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2010	Price	(Years)	Value
$0.001 - $0.18	2,239,610	$0.001	4.24
$0.19 - $0.56	350,000	$0.47	4.37
$0.57 - $0.63	850,000	$0.61	4.24
$0.64 - $0.65	2,776,250	$0.64	7.61
$0.66 - $0.96	1,249,778	$0.94	4.04
	7,465,638	$0.49	5.47	$901,504

	Options Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2010	Price	(Years)	Value
$0.001 - $0.18	2,239,610	$0.001	4.24
$0.19 - $0.56	350,000	$0.47	4.37
$0.57 - $0.63	850,000	$0.61	4.24
$0.64 - $0.65	754,581	$0.64	8.39
$0.66 - $0.96	1,249,778	$0.94	4.04
	5,443,969	$0.43	4.78	$901,504

	For the Year Ended July 31,
	2010	2009	2008

Weighted Average Grant Date Fair Value of Options Granted	$0.53	$0.22	$0.59
Aggregate Intrinsic Value of Options Exercised	$—	$15,111	$103,850
Cash Received for Exercise of Stock Options	$—	$56,000	$391,790

The intrinsic value is calculated as the difference between the market value as of July 31, 2010, 2009 and 2008 and the exercise price of the shares on the respective dates.  The market values as of July 31, 2010, 2009 and 2008 were $0.40, $0.65 and $0.80, respectively as reported by the NASDAQ Stock Market.

Note 16 - Net Loss per Share:
Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2010, 2009 and 2008 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible debentures, representing approximately 44,892,383, 51,560,258 and 80,469,695 incremental shares, have been excluded from the respective 2010, 2009 and 2008 computation of diluted EPS as they are anti-dilutive due to the losses generated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 17 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$210,082	$1,075,889	$232,440
Income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2010
Issuance of common stock in satisfaction of accounts payable and accrued expenses	$3,012,595
Par value of common stock issued in conjunction with cashless exercise of warrants	$7,636

Year Ended July 31, 2009
Issuance of common stock as repayment of convertible debentures	$16,112,399
Par value of common stock issued in conjunction with cashless exercise of warrants	$9,909
Purchase of property and equipment through the issuance of obligations under capital lease	$83,002
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$438,697

Year Ended July 31, 2008
Issuance of common stock as satisfaction of accrued executive compensation	$471,875
Deferred debt issuance costs deducted from the proceeds of convertible notes	$200,000
Value of warrants issued in conjunction with issuance of convertible debentures and related beneficial conversion feature	$19,415,164

Note 18 - Segment Information:
The Company follows FASB ASC Topic 815 which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.  This Topic also establishes standards for related disclosures about products and services, geographic areas, and major customers.

This Topic uses a management approach for determining segments.  The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company’s reportable segments.  The Company’s management reporting structure provides for only one segment: the research, development and commercialization of drug delivery systems and technologies for metabolic and immunological diseases.

The regions and countries in which the Company had identifiable assets and revenues are presented in the following table.  Identifiable assets are those that can be directly associated with a geographic area.

	2010	2009	2008
Identifiable Assets

Canada	$20,966,421	$21,491,898	$34,529,104
United States	3,154,963	3,321,859	3,618,779
Middle East, North Africa (MENA)	453,616	—	—
Total	$24,575,000	$24,813,757	$38,147,883

Revenue

Canada	$95,252	$49,337	$6,198
United States	430,516	605,238	118,693
Middle East, North Africa (MENA)	646,843	463,934	—
Total	$1,172,611	$1,118,509	$124,891

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Collaborative Agreements:
The Company has a research and development agreement with Fertin Pharma A/S whereby the parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity (see Note 9).

Note 20 – Quarterly Information (Unaudited):
The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2010 (as restated for the quarters ending October 31, 2009 and January 31, 2010).  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2010:
Revenues, net	$97,542	$431,344	$327,698	$316,027
Operating Loss	$(8,181,433)	$(7,339,090)	$(7,361,288)	$6,548,006)
Net Loss	$(5,142,385)	$(9,294,218)	$(4,567,550)	$(6,275,787)
Net Loss available to common stockholders	$(5,142,385)	$(9,294,218)	$(4,567,550)	$(6,275,787)
Net Loss per share	$(0.02)	$(0.04)	$(0.02)	$(0.02)

Fiscal Year July 31, 2009:
Revenues, net	$538,346	$434,636	$45,251	$100,276
Operating Loss	$(7,524,646)	$(5,807,232)	$(6,086,893)	$(6,837,389)
Net Loss	$(11,697,184)	$(12,038,440)	$(11,349,015)	$(10,727,589)
Net Loss available to common stockholders	$(11,697,184)	$(12,038,440)	$(11,349,015)	$(10,727,589)
Net Loss per share	$(0.10)	$(0.10)	$(0.08)	$(0.06)

Note 21 - Subsequent Events:
On September 29, 2010, the Company terminated the employment of Anna Gluskin as Chief Executive Officer and President and relieved her of the position of Chairman of the board.   Ms. Gluskin’s employment had been governed by terms which are described in Note 9 - Commitments and Contingent Liabilities.

On October 8, 2010, the Company entered into a purchase agreement with Global Medical Direct, LLC, a Kansas limited liability company (“GMD”), and all of the members of GMD, pursuant to which Generex will acquire fifty-one percent (51%) of the issued and outstanding equity interests of GMD.  Pursuant to the terms of the purchase agreement, Generex has agreed to pay to the members of GMD an aggregate amount of (i) $20,000,000 in cash and (ii) $5,000,000 payable in shares of restricted common stock of Generex, subject to the terms and conditions of the purchase agreement.   The closing is subject to the satisfaction or waiver of certain conditions, including Generex having secured the acquisition financing, the parties agreeing upon the amended terms of an operating agreement for GMD, the parties entering into a registration rights agreement with respect to the registration of the shares of Generex common stock issued as consideration and other customary closing conditions.  The purchase agreement contains certain termination rights of the parties, including the right of any party to terminate the purchase agreement if the parties cannot reach agreement on employment and consulting agreements and the amendment of the operating agreement of GMD and if the closing has not occurred by January 31, 2011 or such later date as the parties may agree upon. The transaction is expected to close in January 2011.

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

During our fiscal years ended July 31, 2010, 2009 and 2008, we had no consultations with MSCM regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements as to which we received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; (b) any matter that was the subject of a disagreement, as defined in Item 304(a)(1)(iv) of Regulation S-K, or (c) any matter that was the subject of a reportable event, as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2010, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2010, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2010.  The Company’s independent registered public accounting firm, MSCM LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report is set forth below.

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited Generex Biotechnology Corporation’s internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets and the related statements of income, stockholders’ equity and comprehensive income, and cash flows of Generex Biotechnology Corporation, and our report dated October 14, 2010 expressed an unqualified opinion.

/s/ MSCM LLP
MSCM LLP
Toronto, Canada
October 14, 2010

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

Information with respect to Executive Officers of the Company appears in Part I of this Annual Report on Form 10-K.

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

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2010 and 2009
Consolidated Statements of Operations for the Years Ended July 31, 2010, 2009 and 2008 and cumulative from Inception to July 31, 2010
Consolidated Statements of Changes in Stockholders’ Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2010
Consolidated Statements of Cash Flows For the Years Ended July 31, 2010, 2009 and 2008 and Cumulative From Inception to July 31, 2010

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts
	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2009 Valuation Allowance on Deferred Tax Asset	$68,133,445	-	-	8,140,246	76,273,691

Year Ended July 31, 2010 Valuation Allowance on Deferred Tax Asset	$76,273,691	-	-	8,689,437	84,966,128

The auditors’ report of MSCM LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2010 is included with its report on our financial statements located at page 45.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 103 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this  14 day of October 2010.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	Interim President and Chief Executive Officer and General	October 14, 2010
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial, Officer, Treasurer,	October 14, 2010
Rose C. Perri	Director (Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 14, 2010
Brian T. McGee

/s/ John P. Barratt	Director	October 14, 2010
John P. Barratt

/s/ Nola E. Masterson	Director	October 14, 2010
Nola E. Masterson

/s/ Stephen Fellows	VP, Finance	October 14, 2010
Stephen Fellows

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1
Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2
Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3
Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4
Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2
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

4.26.3
Form of Warrant issued to Midtown Partners & Co., LLC and  Maxim Group LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1
Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 8, 2010)

4.27.2
First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 29, 2010)

4.27.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

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

10.33
Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.34
Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.35
Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.36
Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.37
At Market Offering Issuance Agreement  dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)

10.38
Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and  between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)

10.39
Summary of Compensation of the Directors of Generex Biotechnology Corporation effective May 27, 2008 (incorporated by reference to Exhibit 10.34 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 10, 2008)*

10.40
Summary of Compensation Arrangements with Executive Officers and Directors as of March 8, 2010 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.41
Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Anna E. Gluskin (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.42
Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Rose C. Perri (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.43
Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.43
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.44
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.45
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Nola Masterson (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.46	Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010*

10.47
Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)

16
Letter of Concurrence From Danziger Hochman Partners LLP, dated September 18, 2008 (incorporated by reference to Exhibit 16 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on September 19, 2008)

21	Subsidiaries of the Registrant

23	Consent of MSCM LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.