Form 10-K/A
period 2010-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-11-24
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None	Not applicable
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value per share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐      No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    .Yes ☐      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

At November 23, 2010, there were 274,445,713 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2010.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2010

Index

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2010 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2010 filed by the Company on October 14, 2010 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 14, 2010 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Mark Fletcher, Esquire	45	Interim President/Chief Executive Officer, General Counsel and Secretary

Rose C. Perri	43	Chief Operating Officer, Chief Financial Officer, Treasurer and Director

Anna E. Gluskin	59	Director

John P. Barratt	66	Chairman of the Board

Brian T. McGee	50	Director

Nola E. Masterson	63	Director

There are no family relationships among the directors and executive officers.  All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Mark Fletcher, Esq. Mr. Fletcher was appointed as Interim President/Chief Executive Officer and Secretary in September 2010.  Since April 2003, he has served, and continues to serve as, Executive Vice President and General Counsel. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.  The Board believes that Mr. Fletcher’s wide-ranging legal knowledge and extensive experience as a practicing lawyer, combined with his managerial skills and business acumen and judgment, provide our Board with valuable legal and operational expertise and leadership skills.

Rose C. Perri. Director since September 1997. Ms. Perri has served as Treasurer of Generex since October 1997 and as Chief Operating Officer since August 1998. She served as Secretary from October 1977 to September 2010 and as Acting Chief Financial Officer from November 2002 until April 2005 when she was appointed Chief Financial Officer. She was an officer of Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997. Ms. Perri is one of the founders of Generex.  Ms. Perri holds a Bachelor of Arts degree from the University of Toronto as well as a Bachelor of Business Management from York University.  The Board believes that Ms. Perri’s business experience, including her experience as founder and an executive officer of Generex, combined with her educational background and her business judgment provide our Board with valuable operational expertise and leadership skills.

John P. Barratt. Independent Director since March 2003 and Chairman of the Board since September 2010.  Mr. Barratt is currently the Chairman of the Generex Compensation Committee and a member of the Generex Audit Committee and Corporate Governance and Nominating Committee. Mr. Barratt served as the Board Liaison Officer of The Caldwell Partners International from July 2006 until May 2009. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brookfield Investments Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves as Chairman of the Independent Review Committees of BAM Split Corp. and Brookfield Soundvest Capital Management Ltd.  Mr. Barratt is currently the Chief Financial Officer and a member of the Advisory Board of Crystal Fountains Inc. and also served as interim Chief Financial Officer of its subsidiary, Crystal Fountains Inc. from September 2008 to May 2009.  The Board believes that Mr. Barratt’s wide-ranging business experience in various industries, his extensive service as an executive officer and director in various companies, and his knowledge of finance, combined with his leadership skills and business judgment, provide our Board with valuable financial and operational expertise and leadership skills.

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee and a member of the Generex Compensation Committee and Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.  Mr. McGee has received a certificate in International Financial Reporting Standards issued by The Institute of Chartered Accountants in England and Wales in 2010.  The Board believes that Mr. McGee’s knowledge and understanding of accounting and finance, his education and training in accounting and corporate governance, and his extensive experience in the accounting industry, combined with his business acumen and judgment, provide our Board with valuable accounting and financial expertise.

Nola E. Masterson. Independent Director since May 2007. Ms. Masterson is currently the Chair of the Generex Corporate Governance and Nominating Committee and a member of the Generex Audit Committee and Compensation Committee. Since 1982, she has been the chief executive officer of Science Futures Inc., an investment and advisory firm. Ms. Masterson is currently Managing Member and General Partner of Science Futures Management Co. LLC, which administers several venture funds invested in life science fund of funds and life science companies. She also serves as Chairwoman of the Board of Directors of Repros Therapeutics Inc. and serves as Chair of the Compensation Committee and Nominating and Corporate Governance Committee and is a member of the Audit Committee.  Repros is a development stage biopharmaceutical company formerly known as Zonagen, Inc. (currently trading on The NASDAQ Global Market under the symbol “RPRX”). Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder and first president of Sequenom, Inc., a genetic analysis company located in San Diego and Hamburg, Germany. She also started the BioTech Meeting in Laguna Nigel, CA, the annual Biopharmaceutical Conference in Europe, and was nominated to the 100 Irish American Business List in 2003. Ms. Masterson began her career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management. Ms. Masterson has 34 years of experience in the life science industry. She received her Masters in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida. The Board believes that Ms. Masterson’s extensive experience in the life science industry and venture capital and investment industry, her business experience, including her experience as an executive officer of an investment advisory company and as a director of a publicly-traded biopharmaceutical company, combined with her business judgment, provide our Board with valuable scientific and operational expertise.

Anna E. Gluskin: Director since September 1997. Ms. Gluskin served as the President and Chief Executive Officer of Generex from October 1997 until September 2010 and served as the Chairperson of the Generex Board of Directors from November 2002 until September 2010.  She held comparable positions with Generex Pharmaceuticals Inc. from its formation in 1995 until its acquisition by Generex in October 1997.  Along with Ms. Perri, Ms. Gluskin was one of the founders of Generex.  Ms. Gluskin holds a Masters degree in Microbiology and Genetics from Moscow State University.  Ms. Gluskin has been a member of the Board of Directors of Protect Pharmaceutical Corp. (PRTT:OTC US) since March 2010.  The Board believes that Ms. Gluskin’s educational and business experience, including her extensive experience as a founder, board member and executive officer of Generex, combined with her business acumen and judgment provide our Board with valuable scientific and operational expertise.

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

Eric von Hofe, Ph.D., is currently President of Antigen Express, Inc., a wholly-owned subsidiary of Generex. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forty-three articles in peer-reviewed journals, and he has been an inventor on four patents.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company’s chief experimentalist.

Gerald Bernstein, M.D. has served as Vice President Medical Affairs of Generex since October 2001. He served as a Director of Generex from October 2002 to May 2008. Dr. Bernstein acts as a key liaison for Generex on medical and scientific affairs to the medical, scientific and financial communities and consults with Generex under a consulting agreement on research and medical affairs and on development activities. Dr. Bernstein is an associate clinical professor at the Albert Einstein College of Medicine in New York and an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefore Medical Center, all in New York. He was president of the American Diabetes Association from 1998 to 1999.  Dr. Bernstein has written and lectured extensively on various topics concerning diabetes.  Dr. Bernstein holds a Bachelor of Arts degree from Dartmouth College in Biology and a medical degree from Tufts University School of Medicine.  Dr. Bernstein has been a member of the Board of Directors of Protect Pharmaceutical Corp. (PRTT:OTC US) since March 2010.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file.  To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2010 were filed on a timely basis, with the exception of the Statements of Changes in Beneficial Ownership of Securities on Form 4 filed on March 10, 2010 on behalf of each of the persons named below, which reports belatedly disclosed the Board of Directors’ determination on October 20, 2009 to extend the term of certain outstanding options through October 26, 2014 as follows:

Name of Executive Officer or Director	No. of Shares of Common Stock Underlying Option	Exercise Price per Share	Grant Date	Original Expiration Date	Extended Expiration Date
Anna Gluskin	250,000	$0.61	12/13/04	12/12/09	10/26/14
	1,120,704	$0.001	4/5/05	4/5/10	10/26/14
Rose Perri	250,000	$0.61	12/13/04	12/12/09	10/26/14
	576,752	$0.001	4/5/05	4/5/10	10/26/14
Mark Fletcher	250,000	$0.61	12/13/04	12/12/09	10/26/14
	470,726	$0.001	4/5/05	4/5/10	10/26/14
John P. Barratt	70,000	$0.94	10/26/04	10/26/09	10/26/14
	35,714	$0.001	4/5/05	4/5/10	10/26/14
	100,000	$0.56	4/5/05	4/4/10	10/26/14
Brian T. McGee	70,000	$0.94	10/26/04	10/26/09	10/26/14
	35,714	$0.001	4/5/05	4/5/10	10/26/14
	100,000	$0.56	4/5/05	4/4/10	10/26/14

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2010.

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

Compensation Policies and Practices Related to Risk Management

Management has conducted a risk assessment of Generex's compensation policies and practices relating to executive and non-executive employees.  Management has concluded that Generex’s compensation policies and practices do not create risks that are reasonably likely to have a material adverse effect on the company. The Compensation Committee has reviewed and concurred with management's conclusion. In assessing risk, management reviewed, among other things:

i)         all key incentive compensation plans to ensure that they are aligned with our compensation philosophy which aims to:
a)    motivate executives and employees to achieve our business objectives,
b)    align employee and shareholder interests,
c)    recognize individual contributions and overall business success, and
d)    ensure that compensation policies include performance metrics that meet and support corporate goals.

ii)       the overall compensation mix to ensure an appropriate balance between fixed and variable pay components and between short-term and long-term incentives.

The objective of the process was to identify any compensation plans and practices that may encourage employees to take unnecessary risk that could threaten the company.  Management identified no such plans or practices.

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

As a development stage company, our future depends on the ability of our executives to obtain necessary regulatory approvals to launch Oral-lyn™ in key markets such as the United States, Canada, and Europe, as well as furthering the development of other products in our pipeline through the clinical trial and regulatory process.  Attracting, retaining, and motivating key executives that can lead Generex through this process is critical to our success.  We have a small executive team that works together closely.  Our executives perform multiple roles and need to be able to respond to changing market dynamics quickly.

For these reasons, we seek to ensure that our compensation programs are competitive with similarly-sized companies with which we compete for executive talent.  The goals of our executive compensation program are to attract and retain top executives, to motivate executives to achieve our business objectives, to align executive and shareholder interests, and to recognize individual contributions and overall business success.

During the fiscal year ended July 31, 2010, the Compensation Committee of the Board of Directors evaluated the types and amounts of compensation that it believed were appropriate for our President and Chief Executive Officer, our Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary, and our Executive Vice President and General Counsel, who are considered Generex’s policy making executives and who are listed in the Summary Compensation Table on page 11. We refer herein to these executives as the “named executives.”  Prior to her departure, Ms. Gluskin, who served as our President and Chief Executive Officer, typically presented the Compensation Committee with her recommendations regarding salaries, bonuses and long term incentives for members of the executive management team and support for such recommendations, such as milestones reached, company performance against both operating and financial plans, and comparable compensation data of “peer” industry companies.

In addition to the compensation of our named executives, the Compensation Committee also reviews and approves compensation of members of our senior management, including our Vice President, Medical Affairs, our Vice President, Finance and our Controller.

The Board of Directors appointed the current members of the Compensation Committee on May 28, 2008 following the Annual Meeting of the Stockholders.  All three current members served throughout fiscal 2010.  During fiscal 2010, the Compensation Committee convened five times to evaluate and discuss compensation for the named executives with respect to the fiscal years ended July 31, 2010 and the calendar year ended December 31, 2010.

Historically, the key components of our executive compensation have been base salary, cash bonuses, and equity incentives, including stock bonuses, restricted stock, and stock options awarded at the discretion of our Compensation Committee and Board of Directors.  As a development stage company, we have reviewed compensation of our named executives from time to time and at the discretion of the Compensation Committee when warranted by our financial condition and achievement of our business goals.  While the elements of compensation are considered separately, the Compensation Committee ultimately considers the value of the total compensation package provided to the individual named executive.

The Compensation Committee believes the company’s compensation program must take into account the following factors:

•      past levels of compensation adjustments;
•	the expected transition of the company from a development stage company to an operating company;
•	the nature of the regulatory approval process for the company’s products; and
•      the potential for growth of the company in the event that regulatory approvals are obtained.

In fiscal 2010, the Compensation Committee reviewed and implemented changes in base salaries for certain of the named executives for the 2010 calendar year, awarded certain of the named executives cash bonuses relating to fiscal 2009 based upon a blend of the company’s and individual executive's performance and the discretion of the Compensation Committee, and awarded equity incentive awards to the named executives primarily for long-term retention purposes.  The Compensation Committee has not made any determinations as to bonuses or equity awards for the named executives with respect to performance or contributions in the fiscal year ended July 31, 2010, but the Compensation Committee expects to consider the matter in the future.

In administering the executive compensation program, our Compensation Committee has relied upon market data provided on a periodic basis by external consultants, as well as its own understanding and assessment of executive compensation trends.  In its consideration of compensation for the named executives, the Compensation Committee has reviewed compensation data for pharmaceutical and biotechnology companies, market data provided by external compensation consultants, compensation data compiled by a third-party compensation data firm and publicly available executive compensation data for publicly traded companies.

Use of Compensation Consultant and Benchmarking

In November 2009, the Compensation Committee undertook a comprehensive review of compensation for the named executives.  As part of the review the Compensation Committee engaged a compensation consultant, J. Thelander Consulting.  A significant portion of the consultant’s review consisted of benchmarking Generex’s named executive compensation against similar positions at public companies in the biotechnology and pharmaceutical industry.  The list of companies considered primarily had market capitalizations between $80 and $160 million which was considered comparable to Generex’s market capitalization.  In addition, one other company was considered which had a market capitalization in excess of $1 billion, as it had been considered in past compensation studies and as its primary product is somewhat similar to Generex’s Oral-lyn™, in that it is also a drug delivery system for insulin.  The companies considered in the consultant’s report included the following:

Market capitalization between $80 and $160 million
•	ArQule (ARQL)
•	Progenix Pharmaceuticals, Inc. (PGNX)
•	Idenix Pharmaceuticals, Inc. (IDIX)
•	Discovery Laboratories, Inc. (DSCO)
•	Ideera Pharmaceuticals, Inc. (IDRA)

Market capitalization greater than $1 billion
•	Mannkind (MNKD)

The consultant’s report concluded that base salaries for the named executives were at or above average compared to the benchmarked companies, while bonus targets, equity incentive compensation and overall total compensation (i.e. base salary, bonuses and equity compensation combined) were below average.  While the Compensation Committee reviewed and considered the consultant’s report, the Compensation Committee members exercised discretion and formulated their own conclusions when the Committee determined the compensation components discussed below.

Determination of Compensation

The Compensation Committee typically makes compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year.  The Compensation Committee follows such a schedule in order to eliminate the need to award retroactive salary increases.  In addition, the Compensation Committee intends to review compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time.

In considering bonuses in respect of fiscal year 2009 and base compensation for calendar year 2010, in addition to the compensation consultant’s report, the Compensation Committee reviewed publicly available executive compensation information for Generex’s peer companies, executive compensation information as reported in biotechnology and pharmaceutical industry publications, unique aspects of each executive’s roles within Generex, including multiple roles performed by each named executive, as well as contribution and performance of individual named executives towards achievement of overall company performance, and alignment with shareholder expectations.

Components of Compensation

Base Salary

Base salary provides a fixed amount of compensation necessary to attract and retain key executives. It is guaranteed compensation to the named executives for performance of core duties.  Base salaries for the named executives may be adjusted upon recommendation by the Compensation Committee and ratification by the Board of Directors.  Historically, annual base salaries for the named executives have been reviewed periodically relative to the base pay levels for each executive’s position based on the peer group.  The Compensation Committee undertook such a review in November 2009.  Levels of base salary are generally targeted at the market’s second quartile (51% – 75%), but also reflect the compensation goals adopted by the Compensation Committee, operational goals determined by management, the named executive’s individual performance, contribution of the named executive to overall corporate performance, and the level of responsibility of the named executive with respect to his or her specific position.  The level of base salary also reflects multiple titles and additional responsibilities of the named executives driven by the operational needs of the company.

In March 2010, the Compensation Committee recommended, and the Board of Directors approved a base salary adjustment of 3.17% for our Executive Vice President and General Counsel from $315,000 to $325,000 to be effective as of January 1, 2010.  Based on the comparison to peer companies prepared by the compensation consultant, the Compensation Committee found that Mr. Fletcher’s previous base salary was appropriate, but considered this increase appropriate relative to increases in the cost of living.  The Compensation Committee determined that no change in base salary for our President and Chief Executive Officer and our Chief Operating Officer/Chief Financial Officer/Treasurer and Secretary was warranted.

Salary adjustments for all the named executives were last made to base salary compensation in May 2008, which were made effective retroactive to January 1, 2008.  No salary adjustments were made in calendar year 2009.  In determining the levels of the base salary adjustments for the named executives, if any, the Compensation Committee considered the achievement of certain performance goals by the named executives, including those considered in connection with the award of cash bonuses and enumerated below.

Cash Bonuses

Performance-based compensation is a key component of our compensation philosophy.  Historically, cash bonuses have been provided to attract, motivate, and retain highly qualified executives on a competitive basis and provide financial incentives that promote company success. From time to time in the past, the Compensation Committee has granted bonuses to reward achievement relative to specific performance objectives.  In awarding bonuses, the Compensation Committee considers various factors, including the named executive’s position within Generex, attainment of specific business objectives and performance milestones, and the named executive’s individual contributions thereto.  The Committee exercises discretion with respect to the weight that it gives to these and other factors in determining bonuses.  The Compensation Committee also retains discretion with respect to whether any bonuses are paid to the named executives, the amounts of any such bonuses, and the form of any such bonuses.

In March 2010, the Compensation Committee recommended, and the full Board approved, a one-time cash bonus for our Executive Vice President and General Counsel based on his individual performance and contributions during fiscal 2009 in the amount of $225,000, which amount was payable on or before April 30, 2010.  In recommending this bonus, the Compensation Committee considered Mr. Fletcher’s pivotal role with respect to negotiations with our convertible debenture holders in restructuring and settling these debentures, as well as his role in our subsequent equity financings following the retirement of the debentures.  The Compensation Committee determined that neither the President and Chief Executive Officer nor the Chief Operating Officer/Chief Financial Officer/Treasurer and Secretary were entitled to a bonus for fiscal 2009 in light of our financial condition and failure to achieve our business goals for fiscal 2009.

Long-Term Incentives and Equity Awards

Our compensation program also includes long-term incentive compensation in the form of equity grants subject to a vesting schedule.  We believe such incentive compensation further aligns the interests of management with those of stockholders and enhances shareholder value.  Currently, we do not have any long-term cash incentive programs in place for the named executives.

Long-term equity incentive grants are discretionary.  In determining whether such grants are warranted, the Compensation Committee considers our compensation strategy, market practice concerning long-term incentives provided to executives at peer companies and within the broader market, and the named executive’s specific roles within Generex.  At the present, equity incentive awards are subject to vesting over a period of time and are not tied to specific performance measures.

Equity grants have historically been made through stock options under our various plans, including Generex’s 2000 Stock Option Plan, 2001 Stock Option Plan, as amended, and Amended and Restated 2006 Stock Plan, which also allows grants of restricted stock.  We consider the costs to the company of granting stock options under Statement of Financial Accounting Standard (SFAS) 123(R) as compared to the costs to named executives of higher income tax liabilities associated with the granting of restricted stock.

In March 2010, the Compensation Committed recommended, and the full Board of Directors approved, the following discretionary awards of options to purchase shares of our common stock:

Named Executive	No. of Shares Underlying Options
Ms. Gluskin	500,000
Ms. Perri	400,000
Mr. Fletcher	300,000

The awards were made pursuant to the 2006 Stock Plan.  The stock options have an exercise price equal to the closing trading price of our common stock on the NASDAQ Capital Market on the date of grant ($0.64 per share).  The options have a ten-year term, subject to truncation upon cessation of employment as specified in the 2006 Stock Plan.  The options becomes exercisable in three installments, with the first installment exercisable as of the date of grant, the second installment exercisable as of August 1, 2010 and the third installment exercisable as of August 1, 2011.

The Compensation Committee recommended these option grants as long-term equity incentives for the purposes of executive retention and motivation to achieve our business objectives and increase shareholder value.  In determining the amounts of the stock option awards, the Compensation Committee relied partially on the consultant’s recommendations which indicated that Generex’s equity compensation was below market as compared to the peer companies included in the consultant’s report and partially on the discretion of the Compensation Committee.  Stock option awards were made on a roughly proportionate basis to each named executive’s base salary.  The value of the options granted to the named executives was approximately 50% to 75% higher than the recommended annual grants in the consultant’s report.  The Compensation Committee concluded that larger grants were appropriate because Generex had not granted Mr. Fletcher new stock options since 2005 and had not granted Ms. Gluskin or Ms. Perri new stock options since 2008.

On October 20, 2009, the Compensation Committee recommended and the Board of Directors approved the extension of the term of certain previously granted options to purchase shares of our common stock.  The term of such options was extended through October 26, 2014.  The terms of options held by the named executive officers were extended as set forth in the table below:

Named Executive Officer	No. of Shares of Common Stock Underlying Option	Exercise Price per Share	Grant Date	Original Expiration Date	Extended Expiration Date
Ms. Gluskin	250,000	$0.61	12/13/04	12/12/09	10/26/14
	1,120,704	$0.001	4/5/05	4/5/10	10/26/14
Ms. Perri	250,000	$0.61	12/13/04	12/12/09	10/26/14
	576,752	$0.001	4/5/05	4/5/10	10/26/14
Mr. Fletcher	250,000	$0.61	12/13/04	12/12/09	10/26/14
	470,726	$0.001	4/5/05	4/5/10	10/26/14

The options set forth in the table above were originally issued pursuant to the Generex Biotechnology Corporation Amended 2001 Stock Option Plan, which permits the amendment of the terms of any previously option issued thereunder. The extension of these options was done in conjunction with an extension of a number of similar employee and director stock options, which were also due to expire shortly after the extension date.  As the options had been granted primarily for long term incentive and retention purposes, the Compensation Committee concluded that the extension of these options would continue to provide future benefit to the company in terms of incentive and retention, as well as the achievement of corporate goals.  The stock option expense cost to the company was less to extend these options, than to cancel and issue new options.  The stock options granted to the named executives on April 5, 2005 with an exercise price of $0.001per share had been granted at that time in lieu of cash payments.  The Compensation Committee recommended extension of the options granted on April 5, 2005 at the same time as the extension of the “at market” stock options for the named executives, directors and employees.

We do not reprice or modify the terms of outstanding options on a regular basis.

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites.  During fiscal 2010, we provided our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes.

We do not offer: deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

On December 9, 2005, the Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Perri in recognition of Generex’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and the duties, responsibilities and performance of Ms. Gluskin and Ms. Perri’s during those years. Such amounts were payable (i) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (ii) in shares of Generex’s common stock at such time or such times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares was equal to the average closing price of Generex’s common stock ($0.95) on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. No interest or other earnings were accrued on these amounts.  During fiscal 2010, Ms. Gluskin and Ms. Perri elected to receive payment in cash for the outstanding balances payable as of July 31, 2009 in the amounts of $911,433 and $584,172, respectively.  These amounts were paid in cash as the Company had sufficient funds to pay out these amounts and the amounts did not meet the criteria above for payment in shares.

Employment and Severance Agreements

During fiscal 2010, we had terms of employment covering our named executives as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control” clarifying terms and conditions of their employment. These terms provide clarity concerning the employment relationship and provide a competitive benefit level to executives, thus promoting stability among the executive team.

We have agreed to provide severance benefits to the named executives as set forth in the terms of their employment.  The intent of such severance is to provide the named executives with financial security in the event of a covered termination (including change in control) and to thus support executive retention.  To be eligible for certain benefits, including cash payments, under these arrangements, a named executive must experience a covered termination, which may include a change in control, a material reduction in executive compensation, a material change in duties, or a material breach in the agreement by Generex, The benefits payable to our named executives upon a change in control of Generex require two conditions, or “double triggers,” to be satisfied:  the change in control must occur, and the named executive’s employment must be terminated, voluntarily or involuntarily, as a result of such event.  Under the terms of employment, our President and Chief Executive Officer and our Chief Operating Officer and Chief Financial Officer would receive cash and stock in the event of a change in control only if each terminated her employment with Generex upon thirty days notice in connection with such event.  Under the terms of his employment arrangement, Mr. Fletcher will receive a benefit upon a change in control only if he terminates his employment in connection with such event.

As of the end of fiscal 2010, each of the named executive officers held stock options or restricted stock granted pursuant to the 2001 Stock Option Plan and the 2006 Stock Plan.  The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise.  In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options.  The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex.  Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex.  The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

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

The extension of expiry dates of the named executive stock options in October 2009, as described above, resulted in a one-time charge to earnings in the amount of $358,257 in the first quarter of fiscal 2010.  There was a total charge to earnings in this quarter of $875,773 relating to stock option expiry date modifications, of which the balance related to employee, director and consultant options.  As the Company is currently in a significant tax loss position, there were no material impacts to the Company’s income taxes due to these option modifications.

     Given the high individual income tax liabilities which result from the awarding of restricted stock to our executives whom are all tax residents of Canada, the Compensation Committee expects to grant future equity awards in the form of stock options for the foreseeable future.

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2010 and in Generex’s 2011 Proxy Statement.

THE COMPENSATION COMMITTEE
John P. Barratt, Chairman
Nola E. Masterson
Brian T. McGee

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2010.  Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2010.  On September 29, 2010, the Board of Directors terminated Mrs. Gluskin in her employment as President and Chief Executive and appointed Mark A. Fletcher as interim President and Chief Executive Officer and Secretary.  On that date, the Board also appointed John P. Barratt as Chairman of the Board.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last three completed fiscal years ending July 31, 2008, 2009 and 2010.  In respect of fiscal years 2008, 2009 and 2010, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

Anna E. Gluskin	2010	$525,000		0		0		$324,468	(4)	$27,846	(6)	$877,314
President and	2009	$525,000		0		$37,750	(3)	$9,219	(4)	$23,991	(6)	$595,960
Chief Executive Officer	2008	$514,583	(1)	$215,000	(2)	$113,250	(3)	$17,516	(4)	$288,775	(5),(6)	$1,149,124
Rose C. Perri	2010	$420,000		0		0		$284,739	(4)	$27,846	(6)	$732,585
Chief Operating Officer,	2009	$420,000		0		$33,031	(3)	$24,583	(4)	$23,991	(6)	$501,605
Chief Financial Officer, Treasurer and Secretary	2008	$411,667	(7)	$165,000	(2)	$99,094	(3)	$41,484	(4)	$256,083	(5),(6)	$973,328
Mark A. Fletcher	2010	$320,833	(8)	$225,000		0		$233,970	(4)	0		$779,803
Executive Vice President	2009	$315,000		0		$18,875	(3)	0		0		$333,875
And General Counsel	2008	$308,750	(9)	$125,000	(2)	$56,625	(3)	$0		$228,846	(5)	$719,221

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2010, July 31, 2009 and July 31, 2008.

(1) This amount reflects the base salary of $500,000 earned by the named executive up until December 31, 2008 and a salary increase to $525,000 effective retroactively to January 1, 2009, as approved by the Board on May 6, 2008.

(2) On May 6, 2008, the Board awarded this discretionary bonus to Ms. Gluskin, Ms. Perri and Mr. Fletcher in respect of fiscal 2007. Due to the timing of the Board’s decision, this bonus is reported as compensation received in fiscal 2008.

(3) This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the fiscal years ended July 31, 2010, 2009 and 2008 for restricted stock awards granted in August 2007, a portion of which was in respect of fiscal 2007 and was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 15 to our Consolidated Financial Statements included in the Form 10-K for the year ended July 31, 2010 as filed with the SEC. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(4) This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for option awards granted in May 2008 and March 2010. Such awards were made pursuant to the 2006 Stock Plan. Specifically, amounts reflected in this column relate to options to purchase shares of common stock granted to Ms. Gluskin (50,000 shares) and Ms. Perri (125,000 shares) on May 27, 2008 and options to purchase shares of common stock granted to Ms. Gluskin (500,000 shares), Ms. Perri (400,000 shares) and Mr. Fletcher (300,000 shares) on March 8, 2010.  The options vest incrementally over two years. The total fair values of the respective option grants are being expensed over the two-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.12%, expected dividend yield of 0.0%, 10 year expected life of options and expected volatility rate of 105.7%. Also included in this column is the incremental fair value, computed as of October 20, 2009 in accordance with FASB ASC Topic 718, with respect to the modified options.  While these amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718, they may not correspond to the actual value that will be recognized by the option holders.  See Grants of Plan-Based Awards in Fiscal 2010 for a list of the options for which the expiration dates were extended.

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

(6) Represent 50% of the management fee paid to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In addition, Ms. Gluskin and Ms. Perri each received a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2010, 2009 and 2008..

(7) This amount reflects the base salary of $400,000 earned by the named executive up until December 31, 2008 and a salary increase to $420,000 effective retroactively to January 1, 2009, as approved by the Board on May 6, 2008.

(8) This amount reflects a base salary of $315,000 earned by the named executive up until December 31, 2010 and a salary increase to $325,000 effective retroactively to January 1, 2010, as approved by the Board on March 8, 2010.

(9) This amount reflects a base salary of $300,000 earned by the named executive up until December 31, 2008 and a salary increase to $315,000 effective retroactively to January 1, 2009, as approved by the Board on May 6, 2008.

Grants of Plan-Based Awards in Fiscal 2010

The following table provides information about equity awards granted to the named executives or modified in the fiscal year ended July 31, 2010, including: (1) the grant date; (2) the number of shares underlying stock options awarded to the named executives, (3) the number of shares underlying existing stock options the terms of which were extended, (4) the exercise price of the stock options awarded or extended, and (5) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
Anna E. Gluskin	12/13/2004 (1)	250,000		$0.61	(2)	$0.41	(3)
President and	4/5/2005 (4)	819,672	(5)	$0.001		$0	(3)
Chief Executive Officer	4/5/2005 (4)	301,032	(6)	$0.001		$0	(3)
	03/08/2010	500,000	(7)	$0.64	(8)	$0.58	(9)
Rose C. Perri	12/13/2004 (1)	250,000		$0.61	(2)	$0.41	(3)
Chief Operating Officer, Chief	4/5/2005 (4)	409,836	(10)	$0.001		$0	(3)
Financial Officer, Treasurer &	4/5/2005 (4)	166,916	(11)	$0.001		$0	(3)
Secretary	03/08/2010	400,000	(7)	$0.64	(8)	$0.58	(9)
Mark A. Fletcher	12/13/2004 (1)	250,000		$0.61	(2)	$0.41	(3)
Executive Vice President	4/5/2005 (4)	327,869	(12)	$0.001		$0	(3)
and General Counsel	4/5/2005 (4)	142,857	(13)	$0.001		$0	(3)
	03/08/2010	300,000	(7)	$0.64	(8)	$0.58	(9)

(1)           On October 20, 2009, the Board of Directors approved the extension of the exercise periods for such stock options. By their original terms, the options were due to expire on December 12, 2009. The Board of Directors approved the extension of the exercise periods for the options through October 26, 2014.

(2)           The options have an exercise price of $0.61 which is equal to the closing trading price of our common stock on December 13, 2004, the date of grant.

(3)           This column shows the incremental fair value of the stock options following the extension of the exercise period computed as of the modification date in accordance with SFAS 123R.

(4)           On October 20, 2009, the Board of Directors approved the extension of the exercise periods for such stock options. By their original terms, the options were due to expire on April 5, 2010. The Board of Directors approved the extension of the exercise periods for the options through October 26, 2014.

(5)           The options to purchase 819,672 shares were granted to Ms. Gluskin representing a bonus of $500,000 awarded on April 5, 2005 with the number of shares calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share).

(6)           The options to purchase 301,032 shares were issued to Ms. Gluskin on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($168,578), with the number of shares calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

(7)           The options were granted on March 8, 2010 pursuant to the terms of our 2006 Stock Plan. The options vest as follows: 1/3 of the options are exercisable on the date of grant; 1/3 of the options become exercisable on August 1, 2010, and 1/3 of the options become exercisable on August 1, 2011.

(8)           The options have an exercise price equal to the official closing price of our common stock on the NASDAQ Capital Market on the date of grant ($0.64 per share).

(9)           This column shows fair value of the options calculated using the Black Scholes value on the grant date of $0.58. See note 4 of the Summary Compensation Table for a discussion of fair value calculation related to the options and the valuation assumptions made with respect to the options.

(10)           The options to purchase 409,836 shares were granted to Ms. Perri representing a bonus of $250,000 awarded on April 5, 2005, with the number of shares calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share).

(11)           The options to purchase 166,916 shares were issued to Ms. Perri on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($93,473), with the number of shares calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

(12)           The options to purchase 327,869 shares were granted to Mr. Fletcher representing a bonus of $200,000 awarded on April 5, 2005, with the number of shares awarded calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share).

(13)           The options to purchase 142,857 shares were issued to Mr. Fletcher on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($80,000), with the number of shares calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share).

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

Set forth below are the material terms of employment for each of the named executives as of the end of fiscal 2010.  The terms of employment provide for certain payments upon retirement, termination or change in control.  Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2010, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

On September 29, 2010, Generex and Mr. Fletcher agreed to amend the terms of Mr. Fletcher’s employment to provide that the replacement of Ms. Gluskin as a director or Chief Executive Officer will not constitute a “change of control” and to provide for an increase in Mr. Fletcher’s base salary (to $475,000) upon his appointment as interim Chief Executive Officer.  Under the terms of his employment with Generex, Mr. Fletcher is entitled to receive annual base compensation and may receive additional cash bonuses at the discretion of the Board.

The terms of his employment provide that Mr. Fletcher will be bound by standard restrictive covenants prohibiting him from disclosing confidential information about Generex. Either party may give at least 12 months’ notice of non-renewal of the term; if such notice is not given, the term of employment will be indefinite.

Generex may terminate its obligations with respect to Mr. Fletcher’s employment as follows:
(i)	upon 30 days written notice;
(ii)	for “cause”;
(iii)	in the event of Mr. Fletcher’s disability;
(iv)	in the event of Mr. Fletcher’s death; or
(v)	in the event of Mr. Fletcher voluntarily resigning.

Mr. Fletcher may terminate his obligations upon 30 days written notice upon:

(a)	a material change in his duties,
(b)	a material reduction in compensation,
(c)	a material breach or default by Generex, or
(d)	a change in control of Generex.

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

Modification of Existing Options

In October 2009, the Board of Directors approved the extension of the exercise periods for certain stock options held by the named executives.  By their original terms, these options were due to expire on either December 12, 2009 or April 5, 2010.  The Board of Directors approved the extension of the exercise periods for the options through October 26, 2014.  The extension of these options was done in conjunction with an extension of a number of similar employee and director stock options which were also due to expire shortly after the extension date.  The modified options are identified in the tables under the headings Grants of Plan-Based Awards in Fiscal 2010 and Outstanding Equity Awards at 2010 Fiscal Year-End in this Part III-Item 11 – Executive Compensation.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table provides information on the current holdings of stock option by the named executives. This table includes unexercised and unvested option awards as of July 31, 2010. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” as defined in Regulation S-K Item 402(a)(6)(iii); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Anna E. Gluskin,	3-8-2010	333,333	(1)	166,667	$0.64	3-8-2020
President and Chief	12-13-2004	250,000	(2)	0	$0.61	10-26-2014
Executive Officer	4-5-2005	819,672	(3)	0	$0.001	10-26-2014
	4-5-2005	301,032	(4)	0	$0.001	10-26-2014
	5-27-2008	50,000	(5)	0	$0.96	5-27-2013
Rose C. Perri,	3-8-2010	266,666	(1)	133,334	$0.64	3-8-2020
Chief Operating Officer,	12-13-2004	250,000	(2)	0	$0.61	10-26-2014
Chief Financial Officer,	4-5-2005	409,836	(6)	0	$0.001	10-26-2014
Treasurer And Secretary	4-5-2005	166,916	(7)	0	$0.001	10-26-2014
	5-27-2008	125,000	(5)	0	$0.96	5-27-2013
Mark E. Fletcher,	3-8-2010	200,000	(1)	100,000	$0.64	3-8-2020
Executive Vice	12-13-2004	250,000	(2)	0	$0.61	10-26-2014
President	4-5-2005	327,869	(8)	0	$0.001	10-26-2014
and General Counsel	4-5-2005	142,857	(9)	0	$0.001	10-26-2014

(1)These options were granted on March 8, 2010. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on March 8, 2010. The options vest as follows: 33% of the options are exercisable on the date of grant; 33% of the options become exercisable on August 1, 2010, and the remaining 33% of the options become exercisable on August 1, 2011.

(2) These stock options were approved by the Board of Directors on April 5, 2005 with an effective grant date of December 13, 2004. The exercise price per share is equal to the closing price of Generex common stock on December 13, 2004. These options were exercisable immediately upon their grant. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(3) These options were granted to Ms. Gluskin representing a bonus of $500,000 awarded to Ms. Gluskin on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share.

(4) These options were issued to Ms. Gluskin on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($168,578). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan.

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

Option Exercises and Stock Vested in Fiscal Year 2010

The following table sets forth the number of shares acquired and the value realized upon the vesting of restricted stock awards during fiscal year 2010 for each of the named executive officers.  None of the named executive officers exercised any outstanding options in fiscal year 2010.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Anna E. Gluskin, President and Chief Executive Officer	50,000	$29,000
Rose C. Perri, Chief Operating Officer, Chief Financial Officer, Treasurer and Secretary	43,750	$25,375
Mark E. Fletcher, Executive Vice President and General Counsel	25,000	$14,500

(1)	Value realized on vesting is based on the fair market value of our common stock on the date of vesting and does not necessarily reflect proceeds actually received by the named executive.

Nonqualified Deferred Compensation

On December 9, 2005, the Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin and Ms. Perri in recognition of Generex’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin and Ms. Perri’s duties, responsibilities and performance during such years. Such amounts were payable (i) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (ii) in shares of Generex’s common stock at such time or such times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares was equal to the average closing price of Generex’s common stock ($0.95) on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005. No interest or other earnings were accrued on this deferred compensation.  In fiscal 2010, the outstanding balances owed to Ms. Gluskin and Ms. Perri, which were $911,433 and $584,172, respectively, as of the previous fiscal year end, July 31, 2009 were fully paid out in cash.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2010 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2010, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2010.

The terms of employment for Ms. Gluskin, Ms. Perri and Mr. Fletcher do not provide specific definitions for the various termination events.  For the purposes of the table, below are the standard definitions for certain termination events as defined in the Amended Generex 2001 Stock Option Plan, which we refer to as the “2001 Plan,” and the Amended and Restated 2006 Stock Plan, which refer to as the “2006 Plan.”

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

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2010
Name	Benefit		Cause		Without Cause/Non- Renewal		Voluntary Termination by Executive		Breach by Generex (1)		Change in Control		Disability		Death
Anna E. Gluskin	Cash Payment	(2)	$0		$3,000,000		$0		$3,000,000		$3,000,000		$0	(15)	$0	(12)
	Stock	(3)	$0		$2,000,000		$0		$2,000,000		$2,000,000		$0		$0
	Stock Options		$447,161	(4)	$447,161	(5)	$447,161	(5)	$447,161	(5)	$447,161	(9)	$447,161	(6)	$447,161	(7)
	Restricted Stock	(13)	$0		$0		$0		$0		$0		$0		$0
	Benefits		$0		$0	(8)	$0	(8)	$0	(8)	$0	(8)	$0		$0
	Total		$447,161		$5,447,161		$447,161		$5,447,161		$5,447,161		$447,161		$447,161

Rose C. Perri	Cash Payment	(2)	$0		$3,000,000		$0		$3,000,000		$3,000,000			(15)		(12)
	Stock	(3)	$0		$2,000,000		$0		$2,000,000		$2,000,000		$0		$0
	Stock Options		$210,174	(4)	$210,174	(5)	$210,174	(5)	$210,174	(5)	$210,174	(9)	$210,174	(6)	$210,174	(7)
	Restricted Stock	(13)	$0		$0		$0		$0		$0		$0		$0
	Benefits		$0		$0	(8)	$0	(8)	$0	(8)	$0	(8)	$0		$0
	Total		$210,174		$5,210,174		$210,174		$5,210,174		$5,210,174		$210,174		$210,174

Mark A. Fletcher	Cash Payment		$0		$756,767	(10)	$0		$756,767	(10)	$756,767	(10)		(15)		(1)
	Stock		$0		$0		$0		$0		$0		$0		$0
	Stock Options		$187,820	(4)	$187,820	(5),(11)	$187,820	(5)	$187,820	(5),(11)	$187,820	(9)	$187,820	(6)	$187,820	(7)
	Restricted Stock	(13)	$0		$0		$0		$0		$0		$0		$0
	Benefits		$0		$0	(8),(10)	$0	(8)	$0	(8),(10)	$0	(8),(10)	$0		$0
	Total		$187,820		$944,587		$187,820		$944,587		$944,587		$187,820		$187,820

(1)	This termination event includes a material change in duties or material reduction in remuneration of such named executive.
(2)	This amount would be payable upon the date of termination in a lump sum.
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

(8)
The named executive would be entitled to receive health benefits for a period of 12 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $5,000.

(9)
Upon a change of control, the 2001 and 2006 Plan provide for the acceleration of exercisability and vesting of any outstanding options and removal of all restrictions and conditions on outstanding restricted stock awards, unless otherwise determined by the Board of Directors or its designee. We have assumed for purposes of this column that the named executive will exercise all of his/her fully exercisable and vested options and will receive all shares underlying restricted stock awards in connection with a change of control of Generex, which we have assumed occurred on July 31, 2010.

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

(12)
Each named executive is entitled to receive monthly disability payments and his/her survivor(s) are entitled to receive a lump sum payment upon such named executive’s death, in either case up to an amount equal to his/her annual base salary or $100,000, whichever is less. Insurance premiums are paid by Generex and such insurance coverage is widely available to all salaried employees at Generex. Thus, the amounts payable upon the disability or death of the named executive (as well as the premiums paid by Generex) are excluded from the table above.

(13)
The restricted stock award agreement with the named executive officers provides that in the event the named executive ceases to be employed by, or provide service to, us, any unvested shares of restricted stock will be immediately forfeited.

Non-Employee Directors' Compensation

In fiscal 2010, our policy for compensation of non-employee directors was as follows.

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

In October 2009, the Board of Directors approved the extension of the exercise periods for certain stock options held by Messrs. Barratt and McGee.  By their original terms, these options were due to expire on either October 26, 2009 or April 5, 2010.  The Board of Directors approved the extension of the exercise periods for the options through October 26, 2014.  The extension of these options was done in conjunction with an extension of a number of similar employee and executive options which were also due to expire shortly after the extension date.  As the options had been granted for long-term incentive and retention purposes, the Board of Directors concluded that the extension of these options would continue to provide future benefit to the company in terms of incentive and retention.  The modified options are identified in footnote (3) of the Fiscal Year 2010 Director Compensation Table below.

Fiscal Year 2010 Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation	Total
John P. Barratt	$65,000	$0	$97,995	$0	$162,995
Brian T. McGee	$65,000	$0	$97,995	$0	$162,995
Nola E. Masterson	$55,000	$0	$43,850	$0	$98,850

(1) Includes the annual retainer and additional fees for directors who chair a Board committee or who serve on a Board committee.

(2) There were no restricted stock awards to directors in fiscal year 2010.  As of July 31, 2010, the aggregate number of shares underlying stock awards previously granted to each non-employee director was as follows: Mr. Barratt (150,000), Ms. Masterson (100,000) and Mr. McGee (150,000).

(3) Includes the grant date fair value for options to purchase 100,000 shares of common stock granted to each director on March 8, 2010, calculated in accordance with FASB ASC Topic 718. For fiscal 2010, assumptions used to calculate these amounts are set forth in Note 15 of the Notes to Consolidated Financial Statements included in Item 8 – Financial Statements and Supplementary Data of the Form 10-K.  The grant date fair value for these options is based on the Black-Scholes model valuation of $0.58 per share. The following assumptions were used in the calculation: expected term of 10 years; a risk-free interest rate of 0.12%; and expected price volatility of 105.7%.  The options granted on March 8, 2010 vest as follows: 1/3 of the options are exercisable on the date of grant; 1/3 of the options become exercisable on August 1, 2010, and 1/3 of the options become exercisable on August 1, 2011

Also includes the incremental fair value computed as of the modification date in accordance with FASB ASC Topic 718 for certain outstanding options held by each of Messrs. Barratt and McGee the exercise periods of which were extended through October 26, 2014 by the Board of Directors on October 20, 2009:

No. of Shares of Common Stock Underlying Option	Exercise Price per Share	Grant Date	Original Expiration Date	Incremental Fair Value as of 10/26/09
70,000	$0.94	10/26/04	10/26/09	$0.43
35,714	$0.001	4/5/05	4/4/10	$0
100,000	$0.56	4/5/05	4/4/10	$0.24

At fiscal year end, the total number of stock options held by each non-employee director was as follows: : Mr. Barratt (375,714),  Mr. McGee (305,714) and Ms. Masterson (100,000).

Item 12.       Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by: our named executive officers and directors and all the named executives and directors as a group.  We are not aware of any person or group that beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in these tables is as of November 23, 2010. At that date, we had 274,445,713 shares of common stock outstanding.

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

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class

Named Executives and Directors

John P. Barratt (1)	492,381	*
Mark Fletcher (2)	1,186,803	*
Anna E. Gluskin (3)	2,933,831	1.0%
Rose C. Perri (4)	5,392,221	2.0%
Brian T. McGee (5)	522,381	*
Nola Masterson (6)	116,667	*

Named Executives and Directors as a group (6 persons)	10,634,283	3.9%

* Less than 1%.

 (1) Includes 70,000 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 66,667 vested options of 100,000 options which were granted on March 8, 2010 under 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan.

(2) Includes 266,077 shares, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan , 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 200,000 vested options of 300,000 options which were granted on March 8, 2010 under 2006 Plan and 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2009.

(3) Includes 26,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 1,120,704 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 200,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan, which shares were vested as of August 17, 2009, 333,333 vested options of 500,000 options which were granted on March 8, 2010 under 2006 Plan and 50,000 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan.

(4) Includes 458,726  shares held by Ms. Perri, 54,000 shares acquired on October 27, 2010, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under 2001 Plan, 576,752 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan that were vested as of August 17, 2009, 266,666 vested options of 400,000 options which were granted on March 8, 2010 under 2006 Plan and 125,000 shares issuable upon the exercise of options granted on May 27, 2008 under the 2006 Stock Plan. Also includes the shares that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(5) Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 66,667 vested options of 100,000 options which were granted on March 8, 2010 under 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 100,000 shares acquired in February and March 2006.

(6) Includes 66,667 vested options of 100,000 options which were granted on March 8, 2010 under 2006 Plan, 50,000 shares of restricted common stock granted to Ms. Masterson on August 17, 2007 under the 2006 Plan.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2010 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	0		$0	2,000,000
2001 Stock Option Plan	4,535,638		$0.39	4,048,490
2006 Stock Plan	2,930,000		$0.65	18,668,245	(1)
Total	7,465,638		$0.49	24,716,735

Equity compensation plans not approved by security holders (2)	4,274,975	(2)	$0.79	0
Total	11,740,613		$0.60	24,716,735

(1)        Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.

(2)        Includes 1,397,232 warrants issued to various consultants pursuant to the agreements with them, 2,457,743 warrants issued to placement agents as commission, and 420,000 warrants issued to various employees as part of their compensation arrangements.  Please see Part II, Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities under the heading Sales of Unregistered Securities, Item 7, Management Discussion and Analysis of Financial Condition and Result of Operations under the heading Financial Condition, Liquidity and Resources, and Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of the Form 10-K for more information on such warrants.

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

Related Transactions

One-Time Recompense Payment:  On December 9, 2005, our Board of Directors approved a one-time recompense payment in the aggregate amount of $1,000,000 for each of Ms. Gluskin, our former Chairwoman, Chief Executive Officer and President, and Ms. Rose Perri, our Chief Operating Officer, Chief Financial Officer and Treasurer, in recognition of the Company’s failure to remunerate each of Ms. Gluskin and Ms. Perri in each of the fiscal years ended July 31, 1998, 1999, 2000 and 2001 in a fair and reasonable manner commensurate with comparable industry standards and Ms. Gluskin’s and Ms. Perri’s duties, responsibilities and performance during such years. These amounts were payable (a) in cash at such time or times and in such amounts as determined solely by Ms. Gluskin or Ms. Perri, as applicable, and/or (b) in shares of our common stock at such time or times as determined by Ms. Gluskin or Ms. Perri, as applicable, provided that the conversion price for any such shares shall be equal to the average closing price of our common stock on the NASDAQ Capital Market for the 20 successive trading days immediately preceding, but not including, December 9, 2005.  The outstanding amounts were fully paid as of July 31, 2010

Real Estate Transactions:  On December 9, 2005, our Board of Directors approved the grant to Ms. Perri of a right of first refusal in respect of any sale, transfer, assignment or other disposition of either or both real properties municipally known as 1740 Sismet Road, Mississauga, Ontario and 98 Stafford Drive, Brampton, Ontario (collectively, the “Properties”). We granted Ms. Perri this right in recognition of the fair market value transfer to us during the fiscal year ended July 31, 1998 by Ms. Perri (or parties related to her) of the Properties.

We use a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In the fiscal years ended July 31, 2010 and 2009, we paid the management company approximately $55,691 and $47,981, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2010 and 2009 to our independent auditors:
	Fiscal Year Ended July 31, 2010		Fiscal Year Ended July 31, 2009
Audit Fees	$220,983	(1)	$212,756	(1)
Audit-Related Fees	$128,867	(2)	$-0-
Tax Fees	$-0-	(3)	$-0-
All Other Fees	$11,923	(4)	$-0-
TOTAL	$361,773		$212,756

(1)
Represents charges of MSCM LLP, Generex's auditors for the financial statement audits of the fiscal years ended July 31, 2010 and 2009, including fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q.

(2)	Represents charges of MSCM LLP, Generex's auditor in fiscal year ended July 31, 2010 for Sarbanes-Oxley Section 404 audit of internal controls over financial reporting.
(3)	MSCM LLP did not provide and did not bill for any tax services.
(4)	Represents fees associated with review of responses to comments of the SEC Staff and review of financial statements included in Form S-8.

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

PART IV

Item. 15             Exhibits and Financial Statements and Schedules.

Exhibits are incorporated herein by reference or are filed with this Form 10-K/A as set forth in the Exhibit Index beginning on page 24 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 24th day of November 2010.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: Interim President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	Interim President and Chief Executive Officer and General	November 24, 2010
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Rose C. Perri	Chief Operating Officer, Chief Financial, Officer, Treasurer,	November 24, 2010
Rose C. Perri	Director (Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	November 24, 2010
Brian T. McGee

/s/ John P. Barratt	Director	November 24, 2010
John P. Barratt

/s/ Nola E. Masterson	Director	November 24, 2010
Nola E. Masterson

/s/ Stephen Fellows	VP, Finance	November 24, 2010
Stephen Fellows

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†  Filed herewith.