Form 10-Q/A
period 2009-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-12-10
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)

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

GENEREX BIOTECHNOLOGY CORPORATION
FORM 10-Q/A

EXPLANATORY NOTE

Generex Biotechnology Corporation (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Quarterly Report on Form 10-Q for the quarterly period ended October 31, 2009 (the "Original Report "), which was originally filed on December 11, 2009 and which was amended by Amendment No. 1 on June 11, 2010 (“Amendment No. 1”), to address comments from the staff of the Securities and Exchange Commission (the “Staff”).  The Company is filing this Amendment No. 2 to restate Item 4T. Controls and Procedures to indicate that the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of October 31, 2009.

Except as discussed above, the Company has not modified or updated disclosures presented in Amendment No. 1.  Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the Original Report or Amendment No. 1, nor does it modify or update those disclosures affected by subsequent events or discoveries.  It also does not affect information contained in the Original Report which was not impacted by the restatements in Amendment No. 1 or Amendment No. 2.  Events occurring after the filing of the Original Report or other disclosures necessary to reflect subsequent events have been or will be addressed in the Company's reports filed subsequent to the Original Report.

This Amendment No. 2 should be read in conjunction with the Company's filings made with the Securities and Exchange Commission subsequent to the filing of the Original Report, including any amendments to those filings.

i

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
October 31, 2009 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three month
periods ended October 31, 2009 and 2008, and cumulative from
November 2, 1995 to October 31, 2009 (unaudited)	2

Consolidated Statements of Cash Flows — For the three month
periods ended October 31, 2009 and 2008, and cumulative from
November 2, 1995 to October 31, 2009 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4T. Controls and Procedures (Restated)	25

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	28

Item 4. Submission of Matters to a Vote of Security Holders	29

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	29

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

Item 4T. Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO concluded that, as of October 31, 2009, Generex’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Subsequent to the date of that evaluation, management, including Generex’s interim President and Chief Executive Officer and our CFO, have re-evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of the end of the period covered by this report and have concluded that Generex’s disclosure controls and procedures were not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements.

Our disclosure controls and procedures were not effective because of the material weakness arising from accounting errors following the application of FASB ASC 815-40-15 to the Company on August 1, 2009 that resulted in the reclassification of certain warrants to a liability in the three-month period ended October 31, 2009 and adjustments to fair value at the end of such period.  Based on the impact of the aforementioned accounting errors, the Company determined to restate our consolidated financial statements as of October 31, 2009.

The Company has taken the following steps that we believe will remediate the deficiencies in disclosure controls and procedures that are identified above:

•
In June 2009, we added a new member to our internal accounting staff at the level of Vice President, Finance, who has extensive experience in financial reporting of SEC reporting companies and who is active in the review and preparation of our financial reporting documents.

•
In conjunction with the quarterly and annual technical review of our consolidated financial statements by our outside accounting firm (other than our independent auditors), we review all recent Accounting Standard Updates (“ASU’s”) to determine if there are any ASU’s which need to be applied to the Company’s financial statements.  We also have our outside accounting firm review and prepare updates to the “Effects of Recent Accounting Pronouncements” note to the financial statements and have asked that accounting literature related to ASU’s be diligently reviewed in the future.

•
On a quarterly and annual basis, we review and complete a current version of a GAAP disclosure checklist and verify that we have addressed all applicable items on the checklist.  We ask our independent registered public accounting firm to provide the checklist to us to ensure that we have the most current version available.

We believe that the foregoing steps will remediate the significant deficiencies identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate.

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

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 30 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 10, 2010	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
Interim President and Chief Executive Officer

Date: December 10, 2010	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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