Form 10-Q/A
period 2010-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2010-12-10
CIK 1059784

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

GENEREX BIOTECHNOLOGY CORPORATION
FORM 10-Q/A

EXPLANATORY NOTE

Generex Biotechnology Corporation (the "Company") is filing this Amendment No. 2 (this "Amendment No. 2") to its Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2010 (the "Original Report "), which was originally filed on March 10, 2010 and which was amended by Amendment No. 1 on June 11, 2010 (“Amendment No. 1”), to address comments from the staff of the Securities and Exchange Commission (the “Staff”).  The Company is filing this Amendment No. 2 to restate Item 4. Controls and Procedures to indicate that the Company’s Principal Executive Officer and Principal Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of January 31, 2010.

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

i

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
January 31, 2010 (unaudited) and July 31, 2009	1

Consolidated Statements of Operations — For the three and six-month periods ended January 31, 2010 and 2009, and cumulative from
November 2, 1995 to January 31, 2010 (unaudited)	2

Consolidated Statements of Cash Flows — For the six month
periods ended January 31, 2010 and 2009, and cumulative from
November 2, 1995 to January 31, 2010 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures (Restated)	25

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3. Defaults Upon Senior Securities	29

Item 4. Reserved.	-

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	29

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31,	July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$22,624,666	$14,197,048
Accounts receivable	142,301	57,792
Inventory (see Note 5)	2,103,098	1,271,456
Other current assets	575,687	766,741
Total Current Assets	25,445,752	16,293,037

Property and Equipment, Net	1,381,778	1,444,770
Assets Held for Investment, Net	3,444,899	3,373,564
Patents, Net	3,586,784	3,702,386

TOTAL ASSETS	$33,859,213	$24,813,757

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$9,485,196	$7,486,155
Deferred revenue and rebate liability	394,886	140,883
Current maturities of long-term debt	1,068,725	1,060,788
Current maturities of obligations under capital lease	26,600	43,836
Total Current Liabilities	10,975,407	8,731,662

Obligations Under Capital Lease, Net	—	3,932

Long-Term Debt, Net	1,842,500	1,854,421

Derivative Warranty Liability (see Note 11)	11,747,447	—

Total Liabilities	24,565,354	10,590,015

Commitments and Contingencies (see Note 8)

Stockholders’ Equity (see Note 10):
Special Voting Rights Preferred Stock, $.001 par value; authorized 1,000 shares at January 31, 2010 and July 31, 2009; -0- shares issued and outstanding at January 31, 2010 and July 31, 2009	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2010 and July 31, 2009; 251,025,190 and 212,628,818 shares issued and outstanding at January 31, 2010 and July 31, 2009, respectively	251,024	212,628
Additional paid-in capital	316,812,595	307,401,016
Deficit accumulated during the development stage	(308,478,092)	(294,041,489)
Accumulated other comprehensive income	708,332	651,587
Total Stockholders’ Equity	9,293,859	14,223,742

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,859,213	$24,813,757

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

Item 4. Controls and Procedures (Restated)

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2010, Generex’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

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

Our disclosure controls and procedures were not effective because of the material weakness arising from accounting errors following the application of FASB ASC 815-40-15 to the Company on August 1, 2009 that resulted in the reclassification of certain warrants to a liability in the three-month period ended January 31, 2010 and adjustments to fair value at the end of such period.  Based on the impact of the aforementioned accounting errors, the Company determined to restate our consolidated financial statements as of January 31, 2010.

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

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 29 hereof.

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