Form 10-Q
period 2011-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2011-03-10
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 290,671,282 as of March 10, 2011.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
January 31, 2011 (unaudited) and July 31, 2010	1

Consolidated Statements of Operations — For the three- and six-month periods ended January 31, 2011 and 2010, and cumulative from
November 2, 1995 to January 31, 2011 (unaudited)	2

Consolidated Statements of Cash Flows — For the six-month
periods ended January 31, 2011 and 2010, and cumulative from
November 2, 1995 to January 31, 2011 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	25

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	25

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 3. Defaults Upon Senior Securities	28

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	28

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	January 31, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$6,128,744	$13,880,870
Accounts receivable, net	18,759	70,585
Inventory (see Note 5)	1,565,611	1,911,883
Other current assets	272,178	333,456
Total Current Assets	7,985,292	16,196,794

Property and Equipment, Net	1,332,406	1,341,408
Assets Held for Investment, Net	3,542,315	3,503,110
Patents, Net	3,435,653	3,533,688

TOTAL ASSETS	$16,295,666	$24,575,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$5,599,213	$6,554,714
Deferred revenue	392,680	396,195
Current maturities of long-term debt	1,166,933	1,141,861
Current maturities of obligations under capital lease	—	7,818
Total Current Liabilities	7,158,826	8,100,588

Long-Term Debt, Net	1,834,327	1,824,071

Derivative Warrant Liability (see Note 11)	7,191,504	5,679,721

Total Liabilities	16,184,657	15,604,380

Commitments and Contingencies (see Notes 7 and 8)

Stockholders’ Equity (see Note 10):
Preferred Stock, $.001 par value; authorized 1,000,000 shares at January 31, 2011 and July 31, 2010; -0- shares issued and outstanding at January 31, 2011 and July 31, 2010	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2011 and July 31, 2010; 291,114,471 and 269,599,615 shares issued and outstanding at January 31, 2011 and July 31, 2010, respectively	291,114	269,600
Additional paid-in capital	336,424,126	333,219,309
Deficit accumulated during the development stage	(337,416,645)	(325,302,472)
Accumulated other comprehensive income	812,414	784,183
Total Stockholders’ Equity	111,009	8,970,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$16,295,666	$24,575,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months Ended		(Date of Inception)
	January 31,		January 31,		to January 31,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$203,503	$528,886	$29,560	$431,344	$4,994,008

Cost of Goods Sold	87,878	367,125	23,766	287,888	1,541,525

Gross profit	115,625	161,761	5,794	143,456	3,452,483

Operating Expenses:
Research and development	6,105,057	6,476,290	3,227,057	3,400,521	122,843,388
Research and development - related party	—	—	—	—	220,218
Selling and marketing	598,950	2,646,772	194,463	1,348,068	8,741,215
General and administrative	7,152,996	6,559,222	2,551,832	2,733,957	136,673,053
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	13,857,003	15,682,284	5,973,352	7,482,546	268,792,202

Operating Loss	(13,741,378)	(15,520,523)	(5,967,558)	(7,339,090)	(265,339,719)

Other Income (Expense):
Miscellaneous income (see Note 12)	488,959	750	488,959	250	685,970
Income from rental operations, net	166,282	154,659	91,952	70,066	1,944,865
Interest income	4,831	16,426	1,600	6,341	7,778,750
Interest expense	(101,084)	(105,430)	(50,544)	(53,029)	(68,308,335)
Change in fair value of derivative warrant liability	1,068,217	1,017,515	198,685	(1,978,756)	(787,236	)(1)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(12,114,173)	(14,436,603)	(5,236,906)	(9,294,218)	(338,159,773)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(12,114,173)	(14,436,603)	(5,236,906)	(9,294,218)	(335,121,588)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Stockholders	$(12,114,173)	$(14,436,603)	$(5,236,906)	$(9,294,218)	$(337,416,645)

Basic and Diluted Net Loss Per Common Share (see Note 9)	$(.04)	$(.06)	$(.02)	$(.04)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 9)	273,945,717	241,522,176	277,337,452	249,053,034

(1)
- includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to January 31, 2011" column.  See Note 11 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(12,114,173)	$(14,436,603)	$(335,121,588)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	375,765	393,958	8,928,686
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	--	913,196
Loss on disposal of property and equipment	--	--	911
Loss on extinguishment of debt	--	--	14,134,068
Common stock issued as employee compensation	50,500	50,500	3,830,895
Amortization of options and option modifications as employee compensation	140,241	916,381	2,012,618
Common stock issued for services rendered	1,681,795	832,605	13,499,624
Amortization of prepaid services in conjunction with common stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	--	505,000	7,956,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	--	--	2,405,629
Amortization of discount on convertible debentures	--	--	38,345,592
Common stock issued as interest payment on convertible debentures	--	--	757,514
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with refinancing of debt	--	--	113,274
Warrant repricing costs	--	--	3,198,604
Change in fair value of derivative warrant liability	(1,068,217)	(1,017,515)	787,236 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	51,910	(84,392)	(33,807)
Miscellaneous receivables	--	--	43,812
Inventory	349,004	(820,673)	(1,585,247)
Other current assets	65,997	350,775	(254,068)
Accounts payable and accrued expenses	29,203	3,822,306	14,460,640
Deferred revenue	(4,133)	252,534	386,746
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(10,442,108)	(9,235,124)	(202,066,159)

Cash Flows From Investing Activities:
Purchase of property and equipment	(51,798)	(134,312)	(4,806,438)
Costs incurred for patents	(109,486)	(81,922)	(2,540,773)
Change in restricted cash	--	--	512,539
Proceeds from maturity of short term investments	--	--	195,242,918
Purchases of short-term investments	--	--	(195,242,918)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	--	(652,071)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Used in Investing Activities	(161,284)	(216,234)	(10,786,478)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Six Months		(Date of Inception)
	Ended January 31,		to January 31,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	--	2,005,609
Repayment of long-term debt	(55,996)	(47,950)	(2,180,552)
Repayment of obligations under capital lease	(7,818)	(21,168)	(83,002)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	--	1,517,940	45,698,281
Proceeds from exercise of stock options	577	--	5,002,493
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	--	12,015,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	40,704,930
Payment of costs associated with convertible debentures	--	--	(722,750)
Repayments of convertible debentures	--	--	(5,142,424)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	2,925,000	16,400,671	119,562,242
Purchase and retirement of common stock	--	--	(497,522)
Net Cash Provided by Financing Activities	2,861,763	17,849,493	219,048,872

Effect of Exchange Rates on Cash	(10,497)	29,483	(67,491)

Net Increase (Decrease) in Cash and Cash Equivalents	(7,752,126)	8,427,618	6,128,744

Cash and Cash Equivalents, Beginning of Period	13,880,870	14,197,048	--

Cash and Cash Equivalents, End of Period	$6,128,744	$22,624,666	$6,128,744

(1)
- includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to January 31, 2011" column.  See Note 11 - Derivative Warrant Liability.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$103,393	$105,430
Income taxes	$--	$--

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,008,220	$1,991,838
Par value of common stock issued in conjunction with cashless exercise of warrants	$998	$5,245

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and six months ended January 31, 2011 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2011.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern
The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2011 of approximately $337 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

While the Company believes that it will be successful in obtaining the necessary financing to fund its operations, meet revenue projections and manage costs, there are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The interim statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.

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
As of January 31, 2011, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”).  Restricted shares can only be issued under the 2006 Plan.  At January 31, 2011, there were 2,000,000, 5,419,194 and 16,165,603 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the six months ended January 31, 2011:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2010	7,465,638	$0.49
Granted	—	—
Forfeited or expired	(1,920,704)	0.27
Exercised	(576,752)	0.001	$166,681
Outstanding, January 31, 2011	4,968,182	$0.63	$134,996
Exercisable, January 31, 2011	3,910,262	$0.62	$134,996

The 4,968,182 outstanding options at January 31, 2011 had a weighted average remaining contractual term of 5.07 years.

Grant Date Fair Value of Options Granted	$	n/a
Grant Date Fair Value of Options Forfeited or Expired		$0.57
Total Intrinsic Value of Options Exercised		$166,681

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2010	2,021,669	$0.53
Granted	—	—
Vested	(797,082)	0.55
Forfeited	(166,667)	0.58
Outstanding, January 31, 2011	1,057,920	$0.51

As of January 31, 2011, the Company had $419,919 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

4.	Comprehensive Loss
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2011 and 2010, was $5,228,269 and $9,276,304, respectively.  Comprehensive loss for the six months ended January 31, 2011 and 2010, was $12,085,842 and $14,379,858, respectively.

5.	Inventory
Inventory consists of the following:

	January 31, 2011	July 31, 2010
Raw materials	$956,929	$962,035
Finished goods	608,682	949,848
Total	$1,565,611	$1,911,883

At January 31, 2011 and July 31, 2010, approximately 67% and 60%, respectively, of the inventory related to the Company’s Oral-lyn™ product, while the remainder in each period related to the Company’s over-the-counter confectionary products.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	January 31, 2011	July 31, 2010
Accounts Payable & Accruals – General and Administrative	$3,168,572	$3,480,340
Accounts Payable & Accruals – Research and Development	1,742,811	2,621,514
Accounts Payable & Accruals – Selling and Marketing	575,485	415,166
Executive Compensation	112,345	37,694
Total	$5,599,213	$6,554,714

7.	Pending Litigation
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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

On April 6, 2010, the Company commenced legal proceedings against TheStreet.com, Inc. and Adam Feuerstein in the Supreme Court of the State of New York (New York, NY) seeking $250,000,000 in damages for business defamation, product disparagement, and injurious falsehood.  The claims arise out of articles authored by Mr. Feuerstein and published on TheStreet.com website on March 19 and March 26, 2010.  In the complaint, the Company contends that the articles disseminate numerous defamatory statements about the Company, its management, and its flagship product, Generex Oral-lyn™, and that the articles put forward several ostensible statements of fact that are, in truth, misleading or outright misstatements made with malicious intent or with a reckless disregard for the truth.  Defendants have filed an answer denying the claims in the complaint and have served discovery requests on the Company.  The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential damages that may be recovered, if any, from this legal proceeding.

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

On October 8, 2010, the Company entered into a purchase agreement with Global Medical Direct, LLC, a Kansas limited liability company (“GMD”), and all of the members of GMD, pursuant to which Generex will acquire fifty-one percent (51%) of the issued and outstanding equity interests of GMD.  Pursuant to the terms of the purchase agreement, Generex has agreed to pay to the members of GMD an aggregate amount of (i) $20,000,000 in cash and (ii) $5,000,000 payable in shares of restricted common stock of Generex, subject to the terms and conditions of the purchase agreement.   The closing is subject to the satisfaction or waiver of certain conditions, including Generex having secured the acquisition financing, the parties agreeing upon the amended terms of an operating agreement for GMD, the parties entering into a registration rights agreement with respect to the registration of the shares of Generex common stock issued as consideration and other customary closing conditions.  The purchase agreement contains certain termination rights of the parties, including the right of any party to terminate the purchase agreement if the parties cannot reach agreement on employment and consulting agreements and the amendment of the operating agreement of GMD and if the closing has not occurred by January 31, 2011 or such later date as the parties may agree upon.  On December 21, 2010, the parties agreed to extend the closing date until June 1, 2011.  In the event that the closing does not occur by June 1, 2011, the Company will issue to the members of GMD an aggregate number of shares of the Company’s common stock having a value of $250,000 based on the average closing price per share of the common stock for the 20 trading days immediately preceding June 1, 2011.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Net Loss Per Share
Basic earnings per share (“EPS”) and Diluted EPS for the three- and six-month periods ended January 31, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding stock options, non-vested restricted stock and warrants, representing approximately 58,675,997 and 48,281,423 incremental shares, have been excluded from the January 31, 2011 and 2010 computations of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective periods.

10.	Stockholders’ Equity

Common Stock
On January 25, 2011, the Company issued 12,720,000 shares of common stock and 12,000,000 warrants to purchase shares of common stock at exercise prices of $0.25 pursuant to a registered direct offering, in exchange for net cash proceeds after expenses of $2,925,000. The shares were priced at $0.25 per share based on a 15% discount to the quoted market price of the Company’s common stock on the date prior to the issuances.

During the six months ended January 31, 2011, the Company issued 4,020,402 shares of common stock to various consultants for services rendered in the amount of $1,681,795.  The shares were valued at $0.25 to $0.45 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2011, the Company issued 3,052,642 shares of common stock to various vendors as satisfaction of accounts payable and accrued expenses in the amount of $1,008,219.  The shares were valued at $0.29 to $0.49 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2011, the Company issued 146,942 shares of common stock valued at $50,500 as employee compensation.  The shares were valued at $0.28 to $0.50 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

Stock option expense related to employee options granted in October 2009, resulting in a charge to operations during the six-month period ended January 31, 2011 of $49,533.  Stock option expense related to executive options granted in March 2010 resulted in a charge to operations during the six months period ended January 31, 2011 of $90,708.

During the six months ended January 31, 2011, the Company issued 998,118 shares of common stock in conjunction with cashless exercises of 1,000,000 warrants.

During the six months ended January 31, 2011, the Company issued 576,752 shares of common stock in conjunction with an option exercise for total cash proceeds of $577.

The stockholders’ equity transactions as described above are summarized below:
			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock in private placement*	12,720,000	$12,720	$332,280	$345,000
Issuance of common stock for services	4,020,402	4,020	1,677,775	1,681,795
Issuance of common stock as employee compensation	146,942	147	50,353	50,500
Stock-based executive compensation	—	—	90,708	90,708
Issuance of common stock as satisfaction of accounts payable and accrued expenses	3,052,642	3,053	1,005,167	1,008,220
Issuance of common stock in conjunction with cashless exercise of warrants	998,118	998	(998)	—
Amortization of stock options as employee compensation	—	—	49,533	49,533
Options exercised for cash	576,752	577	—	577
Total	21,514,856	$21,515	$3,204,818	$3,226,333

* Total net proceeds were $2,925,000, of which $2,580,000 related to the fair value of the associated warrants issued in conjunction with the common stock which was reclassified to “Derivative Warrant Liability”.  See Note 11 - Derivative Warrant Liability.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Warrants
The following is a summary of warrants issued, forfeited or expired and exercised for the six months ended January 31, 2011:
Warrants
Outstanding, August 1, 2010	37,426,745
Issued (see Note 11)	17,281,070
Forfeited or expired	—
Exercised	(1,000,000)
Outstanding, January 31, 2011	53,707,815

The outstanding warrants at January 31, 2011 have a weighted average exercise price of $0.48 per share.

Certain of the warrants above have been reclassified from equity to liability in accordance with FASB Accounting Standards Codification (“ASC”) 815 and are not included in stockholders’ equity.  The Company has 18,388,957 warrants with a current exercise price of $0.25 and an expiry date of March 31, 2016, 3,395,453 warrants with a current exercise price of $0.25 and an expiry date of September 30, 2016 and 12,000,000 warrants with a current exercise price of $0.25 and an expiry date of January 25, 2016 (33,784,410 warrants in total) which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above that were issued in connection with the March 2008 private placement.    (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement (up to an aggregate amount of 5,608,926, representing 5% of the common stock issued and outstanding immediately prior to March 31, 2008); (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to March 31, 2008; (c) the shares of common stock issued upon exercise of the warrants issued in March 2008; and (d) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors (up to an aggregate number of 11,217,852, representing 10% of the shares of common stock issued and outstanding immediately prior to March 31, 2008). On January 25, 2011, the Company’s issuance of common stock triggered the price protection features of the warrants that were issued in March 2008 resulting in a decrease of the exercise price from $0.33 to $0.25 per share and an increase in the number of warrants from 16,503,340 to 21,784,410.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on January 25, 2011:   (I) (a) shares of common stock or options to employees, officers, or directors of the Company pursuant to plans approved by a majority of the non-employee directors of the Company or pursuant to independent contractors pursuant to other agreements or arrangements in existence as of January 24, 2011, (b) securities issued upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement dated January 24, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on January 24, 2011, provided that such securities have not been amended since their issue date through the date of conversion, exercise or exchange to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except certain adjustments to warrants expiring in March 2016 and September 2016 are not prohibited), and (c) shares of common stock or warrants to trade vendors of the Company approved by a majority of the non-employee members of the Board of Directors; provided that (II) (i) the shares issued under paragraphs I(a) and I(c) shall not, in the aggregate exceed 1,500,000 shares in each 30-day period during the first 90 days after January 24, 2011, (ii) there is a reasonable relationship between the value of the common stock or options issued pursuant to paragraphs I(a) and I(c) and the value of services rendered or goods provided and (iii) the Company does not rely in whole or in part on the exemptions provided in Sections 3(a)(9) or 3(a)(10) of the Securities Act.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 11 - Derivative Warrant Liability below. As of January 31, 2011, there were a total of 33,784,410 warrants with an estimated fair value of $7,191,504, which are identified on the balance sheet under the caption “Derivative Warrant Liability”.

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

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at January 31, 2011, October 31, 2010 and July 31, 2010 using the binomial lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheets as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at January 31, 2011 are all currently exercisable with a weighted-average remaining life of 5.15 years.

The revaluation of the warrants at each reporting period resulted in the recognition of income of $1,068,217 and $1,017,515 for the six months ended January 31, 2011 and 2010, respectively and resulted in income of $198,685 and a loss of $1,978,756 for the three months ended January 31, 2011 and 2010, respectively.  The respective gains and losses are reported under the caption “Change in fair value of derivative warrant liability” within the Company’s consolidated statements of operations.  The fair values of the warrants at January 31, 2011 and July 31, 2010 were $7,191,504 and $5,679,721, respectively, which are reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.  The following summarizes the changes in the fair value of the derivative warrant liability and number of warrants subject to classification as derivatives from the date of the Company’s adoption of the provisions of FASB ASC Topic 815 on August 1, 2009 through January 31, 2011:

	Value	No. of Warrants
Balance at July 31, 2010 – Derivative warrant liability	5,679,721	16,503,340
Additional warrants issued in January 2011 financing	2,580,000	12,000,000
Additional warrants from price protection features of existing warrants	1,117,941	5,281,070
Decrease in fair value of derivative warrant liability	(2,186,158)	n/a
Balance at January 31, 2011 – Derivative warrant liability	$7,191,504	33,784,410

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and uses the binomial lattice pricing model to calculate the fair value at the end of each fiscal period.

The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the July 31, 2010, October 31, 2010 and January 31, 2011 fair value calculations were as follows:

	January 31,	October 31,	July 31,
	2011	2010	2010

Current exercise price	$0.25	$0.33	$0.33
Time to expiration (years)	5.15	5.49	5.75
Risk-free interest rate	2.01%	1.35%	1.87%
Estimated volatility	105%	105%	104%
Dividend yield	-0-	-0-	-0-
Current stock price	$0.25	$0.344	$0.40

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

12.	Qualifying Therapeutic Discovery Project Program
In the quarter ended January 31, 2011, the Company’s wholly-owned subsidiary Antigen Express, Inc. received notification that it had been awarded a total cash grant of $488,959 under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code, all of which relates to qualifying expenses that had previously been incurred.  The Company recognized the full amount of the grant in the current quarter, as the Company has already incurred all of the qualifying expenses and the amount has been fully received.  Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the consolidated statements of operations for the three and six-month periods ended January 31, 2011.  The amount is included in the “Miscellaneous Income” line item for the three- and six-month periods ended January 31, 2011.

13.	Subsequent Events
The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and six-month periods ended January 31, 2011 and 2010. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2010, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2011.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2011 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates"  or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the volatility of, and recent decline in, our stock price;

•	the delisting from NASDAQ for failure to satisfy the minimum bid price requirement; and

•	our ability to obtain the necessary financing to fund our operations.

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

Executive Summary

Overview of Business

We are engaged primarily in the research, development and commercialization of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express, Inc., we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations which are focused on oncology and infectious diseases.

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

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to suppress the immune system from attacking self proteins (i.e., autoimmune diseases).  Our immunomedicine products are based on two platform technologies, Ii-Key hybrid peptides and Ii-Suppression, that were discovered by Antigen’s founder and which are both in the early stages of development.  We are currently conducting a Phase II clinical trial of one of Antigen’s synthetic peptides; an immunotherapeutic vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene in patients with HER-2/neu positive breast cancer.  In addition, two Phase I trials have been completed; one in patients with Her-2/neu positive prostate cancer and one designed to protect against avian influenza.  An additional Phase I trial has been initiated in patients with either Her-2/neu positive breast or ovarian cancer.  We believe that synthetic vaccine technology has particular advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu, in that it can be used to quickly and inexpensively synthesize a vaccine against new pandemic strains as they emerge.  In addition to pandemic influenza viruses, development efforts also are underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus.  We have established collaborations with clinical investigators at academic centers to advance these technologies.

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

Cancer and Immunotherapeutic Vaccine Platforms

Our wholly-owned subsidiary Antigen Express is developing proprietary vaccine formulations based upon two platforms, Ii-Key hybrid peptides and Ii-Suppression, that were discovered by its founder. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast, prostate and ovarian cancer, melanoma, influenza (including H5N1 avian and H1N1 swine flu) and HIV. Autoimmune disease such as diabetes and multiple sclerosis are the focus of our antigen-specific immune suppression work.

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

We have filed a Physician’s Investigational New Drug application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer with the FDA.  The Phase I trial was completed at the Walter Reed Army Medical Center in Washington, D.C., and the Phase II trial is taking place at 13 sites, including 11 in the U.S., one in Germany and one in Greece.  A Physician’s Investigational New Drug application for a Phase I trial in patients with breast or ovarian cancer has been filed with the FDA, and this Phase I trial is being conducted in Dallas, Texas at the Mary Crowley Cancer Center.  Applications were filed and approvals obtained for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs, and this Phase I trial was completed in August 2009.  The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.  All other immunomedicine products are in the pre-clinical stage of development.

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

Other Product Candidates

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States.  Fertin Pharma A/S, a leading Danish manufacturer of medicinal chewing gum, produced clinical materials for the trial.  The protocol for the study was an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and developmental initiatives and to consider regulatory agency registration applications.  We are compiling the data from this study and may run similar studies, which will allow us to file a marketing application with various global regulatory agencies, including the United States.

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

Large pharmaceutical companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the oncology, immunomedicine and vaccine markets.  These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products.   As such, they are also considered significant competitors in these fields of medicines.  There are also many smaller companies which are pursuing similar technologies in these fields and are competitors of Generex..

Brief Company Background

We are a development stage company. From inception through the end of the fiscal quarter ended January 31, 2011, we have received only limited revenues from operations. In the first two quarters of fiscal 2011 and cumulatively since inception in November 1995, we have earned $203,503 and $4,994,008, respectively in revenue. This revenue has been comprised mainly of the sale of our confectionary products, although we have recognized $600,000 relating to upfront license fees for the signing of license and distribution agreements for Generex Oral-lyn™. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2011, approximately 80% of our total $6,105,057 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the six months ended January 31, 2010, approximately 85% of our $6,476,290 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 20%, or $1,220,260, of our research and development expenses for the six months ended January 31, 2011 was related to Antigen's immunomedicine products compared to approximately 15%, or $968,490, of our research and development expenses for the six months ended January 31, 2010.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Going Concern.  As shown in the consolidated interim financial statements, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The consolidated interim financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Revenue Recognition. Net sales of our over-the-counter confectionary products are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for us. In the event where the customers have the right of return, sales are deferred until the right of return lapses, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheet as of July 31, 2010 and January 31, 2011, we used the binomial lattice model to estimate the fair value of these warrants.  Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.  Prior to the adoption of the binomial lattice method, we used the Black-Scholes option-pricing model to estimate the fair value of these warrants.  The binomial lattice model was adopted as management determined that it may provide a better estimate of the fair value of these warrants.  The binomial lattice model was adopted for the July 31, 2010 valuation date and was applied on a prospective basis.

Results of Operations
Three Months Ended January 31, 2011 Compared to Three Months Ended January 31, 2010

Our net loss for the quarter ended January 31, 2011 was $5,236,906 versus $9,294,218 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to the gain on revaluation of the derivative warrant liability in the current year’s quarter of $198,685 versus a loss of $1,978,756 in the corresponding prior year quarter.  A decrease in operating expenses in the current year’s quarter also contributed to the decrease in net loss for the current year’s quarter versus the comparative prior year quarter.  Our operating loss for the quarter ended January 31, 2011 decreased to $5,967,558 compared to $7,339,090 in the second fiscal quarter of 2010.  The decrease in operating loss resulted from a decrease in selling expense (to $194,463 from $1,348,068), a decrease in research and development expenses (to $3,227,057 from $3,400,521), and a decrease in general and administrative expenses (to $2,551,832 from $2,733,957).  Our revenues in the quarter ended January 31, 2011 decreased to $29,560 from $431,344 for the quarter ended January 31, 2010 reflecting lower sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s quarter.  Generally, costs relating to the Phase III oral insulin clinical studies have been decreasing as we progress closer to the conclusion of the study, while costs relating to the Antigen Phase II breast cancer trials are increasing as we progress further in to the studies and enroll more patients.   The decrease in general and administrative expenses is primarily related to a decrease in financial services expenses in the quarter ended January 31, 2011, as compared to the previous year quarter ended January 31, 2010.  The decrease in selling expenses for the quarter ended January 31, 2011 versus the prior year comparative quarter is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the second quarter of fiscal 2011 decreased slightly to $50,544, compared to interest expense of $53,029 in the second quarter of fiscal 2010.   Our interest income decreased slightly to $1,600 in the second quarter of fiscal 2011, compared to $6,341 in the same quarter for the last year, due to lower average cash balances.  We recognized a slightly higher income from rental operations (net of expense) of $91,952 in the second quarter of fiscal 2011 compared to $70,066 in the same quarter of the previous fiscal year due to the strengthening of the Canadian dollar exchange rate against the U.S. dollar.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $198,685 in the current quarter, compared to a loss of $1,978,756 in the comparable quarter last year.

Six Months Ended January 31, 2011 Compared to Six Months Ended January 31, 2010

Our net loss for the six months ended January 31, 2011 was $12,114,173 versus $14,436,603 in the corresponding six months of the prior fiscal year. The decrease in net loss in this fiscal period versus the corresponding period of the prior fiscal year is primarily due to a decrease in operating expenses in the current year’s period from $15,682,284 in the prior year period to $13,857,003 in the current year period.  Our operating loss for the six months ended January 31, 2011 decreased to $13,741,378 compared to $15,520,523 in the first fiscal six months of 2010.  The decrease in operating loss resulted from a decrease in selling expense (to $598,950 from $2,646,772) and a decrease in research and development expenses (to $6,105,057 from $6,476,290), offset by an increase in general and administrative expenses (to $7,152,996 from $6,559,222).  Our revenues in the six months ended January 31, 2011 decreased to $203,503 from $528,886 for the six months ended January 31, 2010 reflecting primarily lower sales of our over-the-counter products.

Similar to the current fiscal quarter described above, the decrease in research and development expenses in the current fiscal period versus the comparative period in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s period.   The increase in general and administrative expenses is primarily related to an increase in financial services and consulting expenses in the six months ended January 31, 2011, as compared to the previous year period ended January 31, 2010.  The decrease in selling expenses for the six months ended January 31, 2011 versus the prior year comparative period is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the first six months of fiscal 2011 decreased to $101,084, compared to interest expense of $105,430 in the first six months of fiscal 2010.   Our interest income decreased to $4,831 in the first six months of fiscal 2011, compared to $16,426 in the same period last year, due to lower average cash balances.  We recognized a slightly higher income from rental operations (net of expense) of $166,282 in the first six months of fiscal 2011 compared to $154,659 in the same period of the previous fiscal year due to the strengthening of the Canadian dollar exchange rate against the U.S. dollar.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $1,068,217 in the current year period, compared to a gain of $1,017,515 in the comparable period last year.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2011, we expect that our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities.

While we raised over $36 million, gross during fiscal 2010 and the fourth quarter of fiscal 2009 combined and raised $3,000,000, gross, in January 2011, we will likely require further funding during the remainder of the current fiscal year to continue with our current clinical trials and other planned activities.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India, volatility or a significant decline in our stock price following our delisting from NASDAQ, or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs and curtail some of our commercialization efforts.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, at-market stock issuance programs, preferred stock offerings and offerings of debt and convertible debt instruments, as well as through merger or acquisition opportunities.  On January 29, 2010, we filed a shelf registration statement (File No. 333-164591) with the Securities and Exchange Commission (“SEC”) to renew and replace the prior shelf registration statement (File No. 333-139637), filed in December 2006, pursuant to which we registered an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units with an aggregate initial offering price of up to $150,000,000.  The new shelf registration statement is intended to renew and replace the prior registration statement.  The new registration statement was declared effective on February 9, 2010 and covers offerings of shares of our common stock, preferred stock, warrants and/or units with a maximum aggregate offering price of $150,000,000, which includes the $116,110,920 of securities remaining unsold under the prior registration statement.  In May, June, August and September 2009, we conducted offerings pursuant to the prior registration statement and raised an aggregate of $32,335,164 in net proceeds.  In April, May and June 2010, we raised $4,499,618 in net proceeds pursuant to a common stock purchase agreement with takedowns from the new shelf registration statement.  In January 2011, we raised a further $2,925,000 in net proceeds pursuant to a common stock purchase agreement with takedowns from the new shelf registration statement.

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

Financing – January 2011

On January 24, 2011, we and certain institutional investors entered into a securities purchase agreement relating to the offering and sale of up to $6 million of shares of our common stock and warrants to purchase shares of our common stock.  The initial closing occurred on January 25, 2011, at which time the investors purchased an aggregate of 12,000,000 shares of common stock together with warrants to purchase an aggregate of 12,000,000 shares of common stock for a total purchase price of $3,000,000.  The net proceeds to us from this offering, after deducting finders’ fees and our offering expenses, were approximately $2,925,000.

The warrants are immediately exercisable, expire five years after issuance and have an exercise price of $0.25 per share.  Under the securities purchase agreement, the investors will also have the option to purchase up to an additional $3,000,000 of shares of our common stock and warrants to purchase shares of common stock during the 60 days following the initial closing.  The purchase price of such additional shares of common stock and the exercise of price of such additional warrants will be $0.25 per share.

The exercise price of the warrants issued to the investors is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercise price of the warrants is also subject to an adjustment upon the occurrence of certain events, including the issuance by us of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Certain issuances of common stock, warrants or options are permitted without triggering the anti-dilution provisions.  These permitted issuances are described in Note 10 to the Notes to Consolidated Financial Statements.   In addition, with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815, as described in Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

In addition, with very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the initial closing.  We also agreed that, during the 90 days following the initial closing, we would not implement: (a) any debt or equity financings; or (b) a reverse stock split in respect of our outstanding shares of common stock.

In consideration for introducing us to the investors, we paid Seahawk Capital Partners, Inc., a finders’ fee equal to 8% of the gross proceeds from the initial closing, consisting of 2% in cash ($60,000) and 6% in shares of common stock based on a per share price of $0.25 (720,000 shares).

The offering and sale, including the issuance of shares to Seahawk, was made pursuant to our shelf registration statement on Form S-3 (File No. 333-164591), which was declared effective by the SEC on February 9, 2010.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010 and the warrants issued in the registered direct offering in January 2011, although some of the warrants include a cashless exercise feature.

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

•
In the initial closing under the securities purchase agreement that occurred in January 2011, we sold 12,000,000 shares of our common stock and issued warrants exercisable for up to 12,000,000 shares of our common stock to investors.

As of March 10, 2011, all of the warrants issued in the aforementioned registered direct offerings were exercisable.   At March 10, 2011, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January 2011 registered direct offering were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

January 25, 2011	12,000,000	0.25	January 25, 2016

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature.  The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33 and currently to $0.25 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009 and January 2011.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect.  In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment.  We account for these warrants with price protection in accordance with ASC 815 as described in Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

As of March 10, 2011, outstanding Series Warrants were as follows:
Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	18,388,957	$0.25	March 31, 2016

March 31, 2008	3,395,453	$0.25	September 30, 2016
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

Cash Flows for the Six Months Ended January 31, 2011

For the six months ended January 31, 2011, we used $10,442,108 in cash to fund our operating activities. The use for operating activities included a net loss of $12,114,173 and a decrease of $4,133 in deferred revenue, offset by a decrease of $51,910 in accounts receivable, a decrease in other current assets of $65,997, an increase of $29,203 related to accounts payable and accrued expenses and a decrease of $349,004 in inventory.

The use of cash was offset by non-cash expenses of $375,765 related to depreciation and amortization, $190,741 in stock-based compensation to employees and $1,681,795 in stock-based compensation issued in exchange for services rendered by consultants.  There was also a year-to-date non-cash gain of $1,068,217 related to the fair valuation of the derivative warrant liability at January 31, 2011.

We had net cash outflows from investing activities of $161,284 in the six months ended January 31, 2011, representing payments for property and equipment of $51,798 and costs incurred for patents of $109,486.

We had cash inflows from financing activities in the six months ended January 31, 2011 of $2,861,763, which pertained to $2,925,000 net proceeds from the issuance of common stock and warrants, $577 in net proceeds from options exercises, less principal payments related to our capital leases in the amount of $7,818 and long-term debt in the amount of $55,996.  There were no cash inflows related to warrant exercises during the six months ended January 31, 2011.

Our net working capital at January 31, 2011 decreased to $826,466 from $8,096,206 at July 31, 2010, which was attributed largely to our net loss for the six-month period ended January 31, 2011, offset by the net proceeds from the issuance of common stock and warrants in January 2011.

Funding Requirements and Commitments

We expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™.  We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.

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

We also will require funding to complete our acquisition of a majority interest in Global Medical Direct, LLC (“GMD”), durable medical equipment and pharmaceutical provider specializing in direct-to-consumer diabetes supplies and medications.  Pursuant to the Limited Liability Company Ownership Interest Purchase Agreement dated as of October 8, 2010 (the “Purchase Agreement”) that we entered into with GMD and all of the members of GMD, we agreed to pay to the members of GMD an aggregate amount of (i) $20,000,000 in cash and (ii) $5,000,000 payable in shares of restricted common stock, calculated based on the value weighted average closing prices per share of our common stock on the then principal trading market for each of the last 20 trading days prior to the closing date, subject to the terms and conditions of the Purchase Agreement.  The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of closing conditions, including our having secured the acquisition financing, the parties agreeing upon the amended terms of the operating agreement for GMD, the parties entering into a registration rights agreement with respect to the registration of the shares of our common stock issued as consideration, and other customary closing conditions.  The Purchase Agreement contains certain termination rights of the parties, including the right of any party to terminate the Purchase Agreement if the parties cannot reach agreement on employment and consulting agreements and the amendment of the operating agreement of GMD and if the closing has not occurred by January 31, 2011 or such later date as the parties may agree upon.  On December 21, 2010, the parties agreed to extend the closing date until June 1, 2011.  In the event that the closing does not occur by June 1, 2011, we will issue to the members of GMD an aggregate number of shares of our common stock having a value of $250,000 based on the average closing price of our common stock for the 20 trading days immediately preceding June 1, 2011.

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

Certain Related Party Transactions

We utilize a management company to manage all of our real properties. The property management company is owned by Ms. Perri, Ms. Gluskin, formerly a director and Chief Executive Officer and President of Generex, and the estate of Mark Perri, a former Chairman of the Board. In the six-month period ended January 31, 2011 and the fiscal year ended July 31, 2010, we paid the management company approximately $30,035 and $55,691, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.

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

As of January 31, 2011, we had fixed rate debt totaling $3,001,260. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,109,468	5.91%
631,780	6.75%
675,263	6.82%
399,720	8.50%
185,029	10.00%
$3,001,260	Total

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

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect.  In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  We account for the warrants with price protection in accordance with FASB ASC 815.  We recognize the warrants with price protection in our consolidated balance sheet as liabilities.  The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability.  While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of January 31, 2011, there were 33,784,410 warrants outstanding subject to price protection provisions with an estimated fair value of $7,191,504 or $0.213 per warrant.  If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability.  Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2011, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2011, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 7 – Pending Litigation of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.  The following actions, which were disclosed in the Annual Report on Form 10-K for the fiscal year ended July 31, 2010, were settled during the fiscal quarter ended January 31, 2011.

Michael Powell. In August, 2006, Michael Powell commenced an action against certain defendants, including us and certain of our officers, in the Ontario Superior Court of Justice, claiming compensatory damages, special and punitive damages and various forms of injunctive and declaratory relief for breach of contract and various business torts.  In November 2010, the parties reached a settlement agreement and exchanged mutual releases.  Upon payment in full to plaintiff of the settlement amount (the last installment of which is expected to be paid in November 2011), a consent to dismissal of the action will be filed with the court.

Colleen Solis.  On May 11, 2010, plaintiff Colleen Solis filed a class action complaint against Generex and unidentified and unknown “Doe” defendants in Riverside County Superior Court (Riverside, California).  Plaintiff sought to enjoin Generex from alleged misleading advertising about CraveNX™ and to obtain a refund of the purchase price she paid and restitution for the purported class.  Plaintiff also sought certification of a class of California consumers who purchased CraveNx™ in the past four years.  On December 20, 2010, the action was dismissed with prejudice after the parties agreed to settle.  Pursuant to the settlement agreement, Generex paid plaintiff’s legal fees, made a donation to a charity selected by plaintiff and agreed to revise certain future advertising and product packaging identified in plaintiff’s complaint.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2010, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the six months ended January 31, 2011, we earned revenues of $203,503 which were primarily from sales of our over-the-counter confectionary products.  In the fiscal year ended July 31, 2010, we received modest revenues of approximately $1,172,611 which were also primarily from sales of our over-the-counter confectionary products.  We have not recognized any revenue from the sale of our oral insulin product in Ecuador, Algeria or India to date, including during the first six months of fiscal 2011, although we have recognized $600,000 in licensing fee revenue relating to the signing of licensing and distribution agreements for the sale of Generex Oral-lyn™. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India until at least the latter part of calendar year 2011, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.  We have entered in to a subdistribution agreement in Lebanon, but do not expect any significant revenue from the launch of the product in that country in fiscal year 2011.

To date, we have not been profitable and our accumulated net loss available to shareholders was $337,416,645 at January 31, 2011. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Risks Related to the Market for Our Common Stock

Our stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

•	broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;
•	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

•	broker-dealers must disclose current quotations for the securities;
•	if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and
•
a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

Additional sales practice requirements are imposed on broker-dealers who sell penny stocks to persons other than established customers and accredited investors. For these types of transactions, the broker-dealer must make a special suitability determination for the purchaser and must have received the purchaser’s written consent to the transaction prior to sale. If our common stock remains subject to these penny stock rules these disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for our common stock. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 53,707,815 shares of common stock are issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offering in January 2011, which represents approximately 18% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010 and in the registered direct offering in January 2011could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2011, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

During the three months ended January 31, 2011, we issued 12,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

During the three months ended January 31, 2011, we issued 150,000 shares of our restricted common stock as a one-time, charitable donation to Just One Life, a 501(c)(3) non-profit organization.  We received no consideration in exchange for the issuance of shares to this organization.  The issuance of such shares was exempt from registration under the Securities Act because it involved no sale of securities by the issuer.  The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2011.   During the three months ended January 31, 2011, we issued 450,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended January 31, 2011, we issued 60,258 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 28 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 10, 2011	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
Interim President and Chief Executive Officer

Date: March 10, 2011	By:	/s/ Rose C. Perri
Rose C. Perri
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

4.26.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1
Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 8, 2010)

4.27.2
First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 29, 2010)

4.27.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1
Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

10.1	Summary of Compensation Arrangements with Executive Officers

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