Form 10-Q
period 2011-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2011-06-03
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 295,705,060 as of June 2, 2011.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
April 30, 2011 (unaudited) and July 31, 2010	1

Consolidated Statements of Operations — For the three- and nine-month periods ended April 30, 2011 and 2010, and cumulative from
November 2, 1995 to April 30, 2011 (unaudited)	2

Consolidated Statements of Cash Flows — For the three and nine-month periods ended April 30, 2011 and 2010, and cumulative from
November 2, 1995 to April 30, 2011 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	29

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3. Defaults Upon Senior Securities	31

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	31

Item 6. Exhibits	31

Signatures	31

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	April 30, 2011	July 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,565,484	$13,880,870
Accounts receivable, net	19,136	70,585
Inventory (see Note 5)	1,473,657	1,911,883
Other current assets	187,697	333,456
Total Current Assets	5,245,974	16,196,794

Property and Equipment, Net	1,350,177	1,341,408
Assets Held for Investment, Net	3,693,156	3,503,110
Patents, Net	3,405,106	3,533,688

TOTAL ASSETS	$13,694,413	$24,575,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 6)	$5,950,922	$6,554,714
Deferred revenue	378,241	396,195
Current maturities of long-term debt	1,223,039	1,141,861
Current maturities of obligations under capital lease	—	7,818
Total Current Liabilities	7,552,202	8,100,588

Long-Term Debt, Net	1,906,390	1,824,071

Derivative Warrant Liability (see Note 11)	7,101,337	5,679,721

Total Liabilities	16,559,929	15,604,380

Commitments and Contingencies (see Notes 7 and 8)

Stockholders’ (Deficit) Equity (see Note 10):
Preferred Stock, $.001 par value; authorized 1,000,000 shares at April 30, 2011 and July 31, 2010; -0- shares issued and outstanding at April 30, 2011 and July 31, 2010	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at April 30, 2011 and July 31, 2010; 295,809,692 and 269,599,615 shares issued and outstanding at April 30, 2011 and July 31, 2010, respectively	295,810	269,600
Additional paid-in capital	337,483,938	333,219,309
Deficit accumulated during the development stage	(341,533,598)	(325,302,472)
Accumulated other comprehensive income	888,334	784,183
Total Stockholders’ (Deficit) Equity	(2,865,516)	8,970,620

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$13,694,413	$24,575,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Nine Months Ended		For the Three Months Ended		(Date of Inception)
	April 30,		April 30,		April 30,
	2011	2010	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$269,086	$856,584	$65,583	$327,698	$5,059,591

Cost of Goods Sold	143,360	577,185	55,482	210,060	1,597,007

Gross Profit	125,726	279,399	10,101	117,638	3,462,584

Operating Expenses:
Research and development	7,859,382	9,929,088	1,754,325	3,452,798	124,597,713
Research and development - related party	—	—	—	—	220,218
Selling and marketing	806,798	3,406,175	207,848	759,403	8,949,063
General and administrative	10,262,883	9,825,947	3,109,887	3,266,725	139,782,940
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	18,929,063	23,161,210	5,072,060	7,478,926	273,864,262

Operating Loss	(18,803,337)	(22,881,811)	(5,061,959)	(7,361,288)	(270,401,678)

Other Income (Expense):
Miscellaneous income (see Note 12)	488,959	750	—	—	685,970
Income from rental operations, net	236,732	222,034	70,450	67,375	2,015,315
Interest income	5,985	19,837	1,154	3,411	7,779,904
Interest expense	(153,385)	(158,756)	(52,301)	(53,326)	(68,360,636)
Change in fair value of derivative warrant liability	1,993,920	3,793,793	925,703	2,776,278	138,467 (1)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(16,231,126)	(19,004,153)	(4,116,953)	(4,567,550)	(342,276,726)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(16,231,126)	(19,004,153)	(4,116,953)	(4,567,550)	(339,238,541)

Preferred Stock Dividend	—	—	—	—	2,295,057

Net Loss Available to Common Stockholders	$(16,231,126)	$(19,004,153)	$(4,116,953)	$(4,567,550)	$(341,533,598)

Basic and Diluted Net Loss Per Common Share (see Note 9)	$(.06)	$(.08)	$(.01)	$(.02)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 9)	279,968,884	248,472,894	292,370,915	254,496,991

(1)
Includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to April 30, 2011" column.  See Note 11 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months		(Date of Inception)
	Ended April 30,		to April 30,
	2011	2010	2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(16,231,126)	$(19,004,153)	$(339,238,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561,304	584,280	9,114,225
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	—	913,196
Loss on disposal of property and equipment	—	—	911
Loss on extinguishment of debt	—	—	14,134,068
Common stock issued as employee compensation	75,749	75,751	3,856,144
Amortization of options and option modifications as employee compensation	885,475	1,439,809	2,757,852
Common stock issued for services rendered	1,797,355	1,576,584	13,615,184
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	591,000	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued as interest payment on convertible debentures	—	—	757,514
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative warrant liability	(1,993,920)	(3,793,793)	(138,467	) (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	51,926	3,825	(33,791)
Miscellaneous receivables	—	—	43,812
Inventory	443,626	(610,003)	(1,490,625)
Other current assets	153,278	455,621	(166,787)
Accounts payable and accrued expenses	336,322	3,204,109	14,767,759
Deferred revenue	(19,854)	258,128	371,025
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(13,939,865)	(15,218,842)	(205,563,916)

Cash Flows From Investing Activities:
Purchase of property and equipment	(52,160)	(140,516)	(4,806,800)
Costs incurred for patents	(179,503)	(144,501)	(2,610,790)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Used in Investing Activities	(231,663)	(285,017)	(10,856,857)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
			November 2, 1995
	For the Nine Months		(Date of Inception)
	Ended April 30,		to April 30,
	2011	2010	2011
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(86,016)	(73,501)	(2,210,572)
Repayment of obligations under capital lease	(7,818)	(28,552)	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	1,574,062	45,698,281
Proceeds from exercise of stock options	577	—	5,002,493
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	12,015,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	3,939,000	18,882,381	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	3,845,743	20,354,390	220,032,852

Effect of Exchange Rates on Cash	10,399	58,618	(46,595)

Net (Decrease) Increase in Cash and Cash Equivalents	(10,315,386)	4,909,149	3,565,484

Cash and Cash Equivalents, Beginning of Period	13,880,870	14,197,048	—

Cash and Cash Equivalents, End of Period	$3,565,484	$19,106,197	$3,565,484

(1)  Includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to April 30, 2011" column.  See Note 11 - Derivative Warrant Liability.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$153,385	$158,756
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,008,220	$2,686,933
Par value of common stock issued in conjunction with cashless exercise of warrants	$998	$7,635

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three and nine months ended April 30, 2011 may not be indicative of the results for the entire year.

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

Going Concern
The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at April 30, 2011 of approximately $342 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

3.	Stock-Based Compensation
As of April 30, 2011, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”).  Restricted shares can only be issued under the 2006 Plan.  At April 30, 2011, there were 2,000,000, 3,569,194 and 15,490,603 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the nine months ended April 30, 2011:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2010	7,465,638	$0.49
Granted	3,300,000	0.28
Forfeited or expired	(2,695,704)	0.39
Exercised	(576,752)	0.001	$166,681
Outstanding, April 30, 2011	7,493,182	$0.47	$120,900
Exercisable, April 30, 2011	6,568,596	$0.45	$120,900

The 7,493,182 outstanding options at April 30, 2011 had a weighted average remaining contractual term of 4.73 years.

Grant Date Fair Value of Options Granted	$0.21
Grant Date Fair Value of Options Forfeited or Expired	$0.56
Total Intrinsic Value of Options Exercised	$166,681

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2010	2,021,669	$0.53
Granted	3,300,000	0.21
Vested	(4,097,082)	0.28
Forfeited	(300,001)	0.58
Outstanding, April 30, 2011	924,586	$0.50

As of April 30, 2011, the Company had $324,118 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 2.1 years.

4.	Comprehensive Loss
Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended April 30, 2011 and 2010, was $4,041,033 and $4,447,496, respectively.  Comprehensive loss for the nine months ended April 30, 2011 and 2010 was $16,126,975 and $18,827,354, respectively.

5.	Inventory
Inventory consists of the following:

	April 30, 2011	July 31, 2010
Raw materials	$955,921	$962,035
Finished goods	517,736	949,848
Total	$1,473,657	$1,911,883

At April 30, 2011 and July 31, 2010, approximately 71% and 60%, respectively, of the inventory related to the Company’s Oral-lyn™ product, while the remainder in each period related to the Company’s over-the-counter confectionary products.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:

	April 30, 2011	July 31, 2010
Accounts Payable & Accruals – General and Administrative	$3,635,240	$3,480,340
Accounts Payable & Accruals – Research and Development	1,913,112	2,621,514
Accounts Payable & Accruals – Selling and Marketing	402,570	415,166
Executive Compensation	—	37,694
Total	$5,950,922	$6,554,714

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

See Note 13 – Subsequent Events below for a description of legal proceedings commenced against the Company after the end of the Company’s third fiscal quarter ended April 30, 2011.

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
On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement.  Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require the Company to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement.  After December 31, 2011, sanofi-aventis may terminate the agreement due to the Company’s failure to meet such purchase commitments.  Upon termination, the Company would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory.

On October 8, 2010, the Company entered into a purchase agreement with Global Medical Direct, LLC, a Kansas limited liability company (“GMD”), and all of the members of GMD, pursuant to which Generex will acquire fifty-one percent (51%) of the issued and outstanding equity interests of GMD.  Pursuant to the terms of the purchase agreement, Generex has agreed to pay to the members of GMD an aggregate amount of (i) $20,000,000 in cash and (ii) $5,000,000 payable in shares of restricted common stock of Generex, subject to the terms and conditions of the purchase agreement.   The closing is subject to the satisfaction or waiver of certain conditions, including Generex having secured the acquisition financing, the parties agreeing upon the amended terms of an operating agreement for GMD, the parties entering into a registration rights agreement with respect to the registration of the shares of Generex common stock issued as consideration and other customary closing conditions.  The purchase agreement contains certain termination rights of the parties, including the right of any party to terminate the purchase agreement if the parties cannot reach agreement on employment and consulting agreements and the amendment of the operating agreement of GMD and if the closing has not occurred by January 31, 2011 or such later date as the parties may agree upon.  On December 21, 2010, the parties agreed to extend the closing date until June 1, 2011.  In the event that the closing does not occur by June 1, 2011, the Company will be obligated to issue to the members of GMD an aggregate number of shares of the Company’s common stock having a value of $250,000 based on the average closing price per share of the common stock for the 20 trading days immediately preceding June 1, 2011.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

9.	Net Loss Per Share
Basic earnings per share (“EPS”) and Diluted EPS for the three- and nine-month periods ended April 30, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding stock options, non-vested restricted stock and warrants, representing approximately 65,084,765 and 44,778,883 incremental shares, have been excluded from the April 30, 2011 and 2010 computations of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective periods.

10.	Stockholders’ Equity

Common Stock
On January 25, 2011, the Company issued 12,720,000 shares of common stock and 12,000,000 warrants to purchase shares of common stock at exercise prices of $0.25 pursuant to a registered direct offering, in exchange for net cash proceeds after expenses of $2,925,000. The shares were priced at $0.25 per share based on a 15% discount to the quoted market price of the Company’s common stock on the date prior to the issuances.  Under the same securities purchase agreement, the investors had the option to purchase up to an additional $3,000,000 of shares of our common stock and warrants to purchase shares of common stock at the same price per share during the 60 days following the closing.  This option was extended twice and will expire on June 3, 2011.  During the period from March 25 to April 8, 2011, the investors purchased an additional 4,056,000 shares together with 4,056,000 warrants under this option for gross proceeds of $1,014,000.

During the nine months ended April 30, 2011, the Company issued 4,552,085 shares of common stock to various consultants for services rendered in the amount of $1,797,355.  The shares were valued at $0.21 to $0.45 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2011, the Company issued 3,052,642 shares of common stock to various vendors as satisfaction of accounts payable and accrued expenses in the amount of $1,008,219.  The shares were valued at $0.29 to $0.49 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the nine months ended April 30, 2011, the Company issued 254,480 shares of common stock valued at $75,749 as employee compensation.  The shares were valued at $0.22 to $0.50 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended April 30, 2011, the Company granted 3,300,000 options to executives, directors and management employees, as compensation.  The total fair value of the options amounted to $692,010.  The options vested immediately and a charge of $692,010 was recorded at the date of grant.  The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model, taking into account the grant date exercise price and current price of the underlying stock of $0.282, an expected life of the option of 5 years, an expected volatility of 101.3%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.13%.

Stock option expense related to employee options granted in October 2009, resulting in a charge to operations during the nine-month period ended April 30, 2011 of $73,491.  Stock option expense related to executive options granted in March 2010 resulted in a charge to operations during the nine-month period ended April 30, 2011 of $119,974, in addition to the charge above of $692,010 related to the March 2011 option grants.

During the nine months ended April 30, 2011, the Company issued 998,118 shares of common stock in conjunction with cashless exercises of 1,000,000 warrants.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the nine months ended April 30, 2011, the Company issued 576,752 shares of common stock in conjunction with an option exercise for total cash proceeds of $577.

The stockholders’ equity transactions as described above are summarized below:

			Additional	Total
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock in private placement*	16,776,000	$16,776	$506,688	$523,464
Issuance of common stock for services	4,552,085	4,552	1,792,803	1,797,355
Issuance of common stock as employee compensation	254,480	254	75,495	75,749
Stock-based executive compensation	—	—	811,984	811,984
Issuance of common stock as satisfaction of accounts payable and accrued expenses	3,052,642	3,053	1,005,167	1,008,220
Issuance of common stock in conjunction with cashless exercise of warrants	998,118	998	(998)	—
Amortization of stock options as employee compensation	—	—	73,491	73,491
Options exercised for cash	576,752	577	—	577
Total	26,210,077	$26,210	$4,264,630	$4,290,840

* Total net proceeds were $3,939,000, of which $3,415,536 related to the fair value of the associated warrants issued in conjunction with the common stock which was reclassified to “Derivative Warrant Liability”.  See Note 11 - Derivative Warrant Liability.

Warrants
The following is a summary of warrants issued, forfeited or expired and exercised for the nine months ended April 30, 2011:

Warrants
Outstanding, August 1, 2010	37,426,745
Issued (see Note 11)	21,337,070
Forfeited or expired	(172,232)
Exercised	(1,000,000)
Outstanding, April 30, 2011	57,591,583

The outstanding warrants at April 30, 2011 have a weighted average exercise price of $0.46 per share.

Certain of the warrants above have been reclassified from equity to liability in accordance with FASB Accounting Standards Codification (“ASC”) 815 and are not included in stockholders’ equity.  The Company has 37,840,410 warrants with a current exercise price of $0.25 and expiry dates which range from January 25, 2016 to September 30, 2016 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on January 25, 2011 and in March and April 2011:   (I) (a) shares of common stock or options to employees, officers, or directors of the Company pursuant to plans approved by a majority of the non-employee directors of the Company or pursuant to independent contractors pursuant to other agreements or arrangements in existence as of January 24, 2011, (b) securities issued upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement dated January 24, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on January 24, 2011, provided that such securities have not been amended since their issue date through the date of conversion, exercise or exchange to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except certain adjustments to warrants expiring in March 2016 and September 2016 are not prohibited), and (c) shares of common stock or warrants to trade vendors of the Company approved by a majority of the non-employee members of the Board of Directors; provided that (II) (i) the shares issued under paragraphs I(a) and I(c) shall not, in the aggregate exceed 1,500,000 shares in each 30-day period during the first 90 days after January 24, 2011, (ii) there is a reasonable relationship between the value of the common stock or options issued pursuant to paragraphs I(a) and I(c) and the value of services rendered or goods provided and (iii) the Company does not rely in whole or in part on the exemptions provided in Sections 3(a)(9) or 3(a)(10) of the Securities Act.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 11 - Derivative Warrant Liability below. As of April 30, 2011, there were a total of 37,840,410 warrants with an estimated fair value of $7,101,337, which are identified on the balance sheet under the caption “Derivative Warrant Liability”.

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

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at April 30, 2011, January 31, 2011, October 31, 2010 and July 31, 2010 using the binomial lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheets as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at April 30, 2011 are all currently exercisable with a weighted-average remaining life of 4.89 years.

The revaluation of the warrants at each reporting period resulted in the recognition of income of $1,993,920 and $3,793,793 for the nine months ended April 30, 2011 and 2010, respectively and resulted in income of $925,703 and $2,776,278 for the three months ended April 30, 2011 and 2010, respectively.  The respective gains and losses are reported under the caption “Change in fair value of derivative warrant liability” within the Company’s consolidated statements of operations.  The fair values of the warrants at April 30, 2011 and July 31, 2010 were $7,101,337 and $5,679,721, respectively, which are reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.  The following summarizes the changes in the fair value of the derivative warrant liability and number of warrants subject to classification as derivatives for the nine-month period ended April 30, 2011:

	Value	No. of Warrants
Balance at July 31, 2010 – Derivative warrant liability	$5,679,721	16,503,340
Additional warrants issued in January to April 2011 financings	3,415,536	16,056,000
Additional warrants from price protection features of existing warrants	1,117,941	5,281,070
Decrease in fair value of derivative warrant liability	(3,111,861)	n/a
Balance at April 30, 2011 – Derivative warrant liability	$7,101,337	37,840,410

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

The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the July 31, 2010, October 31, 2010, January 31, 2011 and April 30, 2011 fair value calculations were as follows:

	April 30,	January 31,	October 31,	July 31,
	2011	2011	2010	2010

Current exercise price	$0.25	$0.25	$0.33	$0.33
Time to expiration (years)	4.89	5.15	5.49	5.75
Risk-free interest rate	1.93%	2.01%	1.35%	1.87%
Estimated volatility	104%	105%	105%	104%
Dividend yield	-0-	-0-	-0-	-0-
Current stock price	$0.22	$0.25	$0.344	$0.40

12.	Qualifying Therapeutic Discovery Project Program
In the Company’s second fiscal quarter ended January 31, 2011, the Company’s wholly-owned subsidiary Antigen Express, Inc. received notification that it had been awarded a total cash grant of $488,959 under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code, all of which relates to qualifying expenses that had previously been incurred.  The Company recognized the full amount of the grant in the quarter the grant was received, as the Company has already incurred all of the qualifying expenses and the amount has been fully received.  Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the consolidated statements of operations for the nine-month period ended April 30, 2011 and it is reported in the “Miscellaneous Income” line item.

13.	Subsequent Events

Developments – Pending Legal Proceedings

In May 2011, Rose C. Perri, the Company’s former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against the Company.  On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice against the Company, two of its affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), the Company’s directors (John P. Barratt, Nola Masterson and Brian T. McGee), the President and Chief Executive Officer (Mark A. Fletcher), the Chief Operating Officer (David Brusegard) and the Acting Chief Financial Officer (Stephen Fellows).  In the notice of application, Ms. Perri sought, among other things, a declaration that respondents’ actions, including the termination of Ms. Perri’s employment with the Company, have prejudiced her interest as a shareholder, officer and director of the Company, an order for the production of certain financial records, and the appointment of an interim receiver for our two affiliates.  A scheduling hearing to set a timetable for this proceeding will likely be held in the latter part of June.  The Company intends to vigorously defend this action and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On May 20, 2011, Ms. Perri filed a statement of claim in the Ontario Superior Court of Justice, naming as defendants the Company, Mr. Barratt, Ms. Masterson, Mr. McGee, Mr. Fletcher and Joseph Moscato, the principal of Seahawk Capital Partners, Inc., a financial advisor to the Company.  In this action, Ms, Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company.  Ms. Perri is seeking damages in this action in excess of US $6,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages.  The Company intends to respond to this statement of claim and to defend this action vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amarantus - Letter of Agreement

On May 30, 2011, the Company entered into a binding letter agreement with Amarantus Biosciences, Inc. (“Amarantus”), relating to an arrangement for intellectual property licensing and collaboration.  Pursuant to the letter agreement, definitive agreements will be delivered on July 15, 2011.  Under the letter agreement, the Company will grant an exclusive, worldwide license to its buccal drug delivery technologies to Amarantus for use with certain of Amarantus’ proprietary technologies in exchange for a non-refundable license fee of $10 million.   Amarantus will bear all costs associated with such use, but the Company will retain ownership of any improvements to its buccal drug delivery technologies.  The license fee will be payable in whole or in part in shares of Amarantus common stock.  The number of shares of Amarantus common stock to be issued to the Company on the closing date in payment of the license fee may not exceed 9.99% of Amarantus’ issued and outstanding shares of common stock.  To the extent the license fee is not paid by Amarantus common stock, the remaining balance will be paid pursuant to a Promissory Note to be issued to the Company for the balance of the license fee.  The Company will have the option to terminate the letter agreement if, on the closing date, either: (1) the number of shares of Amarantus common stock issued in part payment of the license fee is less than 7,125,000 shares, or (2) the amount of the Promissory Note issued in payment of the remainder of the license fee is more than $5,000,000.

In addition, the parties will collaborate in the research and development of certain of Amarantus’ proprietary technologies for application in the treatment of diabetes.  The Company will fund direct expenditures incurred in the collaborative research and development in accord with a budget to be agreed upon, up to a maximum of $5,000,000 over a period of three years.  The Company will have the option to acquire licenses to certain Amarantus technologies in connection with collaborative developments in the treatment of diabetes.

The letter agreement provides that Amarantus will pay the Company a 10% royalty on future gross sales of products which use the Company’s technologies, in addition to milestone payments upon achieving certain levels of gross sales and royalties representing a portion of any licensing or sublicensing arrangements that Amarantus enters into for the commercialization of products which use the Company’s technologies.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three- and nine-month periods ended April 30, 2011 and 2010. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2010, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2011.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2011 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates"  or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the volatility of, and recent decline in, our stock price;

•	the delisting from NASDAQ for failure to satisfy the minimum bid price requirement; and

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive and accurate way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormone, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™.

Our subsidiary, Antigen Express, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to suppress the immune system from attacking self proteins (i.e., autoimmune diseases).  Our immunomedicine products are based on two platform technologies, Ii-Key hybrid peptides and Ii-Suppression, that were discovered by Antigen’s founder and which are both in the early stages of development.  We are currently conducting a Phase II clinical trial of one of Antigen’s synthetic peptides; an immunotherapeutic vaccine designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene in patients with HER-2/neu positive breast cancer.  In addition, two Phase I trials have been completed; one in patients with Her-2/neu positive prostate cancer and one designed to protect against avian influenza.  An additional Phase I trial has been initiated in patients with either Her-2/neu positive breast or ovarian cancer.  We believe that synthetic vaccine technology has particular advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu, in that it can be used to quickly and inexpensively synthesize a vaccine against new pandemic strains as they emerge.  In addition to pandemic influenza viruses, development efforts are also underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus.  We have established collaborations with clinical investigators at academic centers to advance these technologies.

On March 30, 2011, our realigned management team announced its strategic development plan for Generex’s future growth. The plan includes the spin-out of Antigen Express, a reverse stock split for Generex and a rights offering to Generex stockholders. As proposed, we would spin out Antigen Express as a separate DTC-eligible company, register its shares with the Securities and Exchange Commission (the “SEC”), and seek to list its shares on a national securities exchange. Management believes that the spin-out would increase value for stockholders and provide Antigen Express with ready access to capital markets to finance its on-going clinical and regulatory initiatives. Management further believes that the spin-out would benefit Generex, by allowing Generex to hold a controlling interest in a publicly-traded company while continuing to focus on maximizing opportunities for its buccal drug delivery platform. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders. The record dates in respect of such dividends have not yet been determined. Subject to market conditions and the satisfaction of regulatory requirements, it is expected that the Antigen Express spin-out would occur sometime after Generex’s annual meeting of stockholders, scheduled for June 8, 2011.

As part of its strategic development plan, management is also seeking shareholder approval of a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders.  If stockholders approve the proposal, our Board of Directors would only seek to implement a reverse stock split in conjunction with an effort to list our common stock on a national stock exchange.  In addition, any such reverse stock split would include a proportionate reduction in our authorized capital.  While management has had preliminary discussions with an exchange, there are other significant conditions, in addition to the minimum share price, which must be met before we can be considered for listing.  Management and the Board of Directors believe that if a listing of the common stock can be achieved, we would have better and more flexible access to the funding required to achieve commercialization of our buccal drug delivery platform technologies.  This Form 10-Q is not a substitute for the definitive proxy statement that Generex filed with the SEC on April 15, 2011 or any other document that Generex may file with the SEC or may send to its stockholders in connection with the proposed action.  INVESTORS AND SECURITY HOLDERS ARE URGED TO READ THE DEFINITIVE PROXY STATEMENT AND ALL OTHER RELEVANT DOCUMENTS THAT MAY BE FILED WITH THE SEC OR SENT TO SHAREHOLDERS AS THEY BECOME AVAILABLE BECAUSE THEY WILL CONTAIN IMPORTANT INFORMATION ABOUT THE PROPOSED REVERSE STOCK SPLIT.  All documents, when filed by Generex, will be available free of charge at the SEC’s website (www.sec.gov).  In addition, Generex and its respective directors and executive officers may be deemed under the rules of the SEC to be participants in the solicitation of proxies from the stockholders of Generex.  A list of the names of those directors and executive officers and descriptions of their interests in Generex are contained in the definitive proxy statement filed by Generex with the SEC.  Stockholders may obtain additional information about the interests of the directors and executive officers in the proposed action by reading the definitive proxy statement.

Management also previously announced that its strategic development plan contemplates a rights offering of common stock and warrants to our stockholders in the event that we receive approval for a reverse stock split at the annual meeting of stockholders and our common stock is listed for trading on a national stock exchange.  The amount of the offering has not been determined and will be subject to prevailing market conditions. Certain warrant holders will also have the right to participate in the offering.  We would file a registration statement with the SEC in connection with such a rights offering following stockholder approval of a reverse stock split and listing of our common stock on a national stock exchange.  We expect that the offering and the distribution of rights would commence promptly following effectiveness of the registration statement.  We plan to use the proceeds from the rights offering primarily to fund on-going research and development and product commercialization initiatives.  The record date for the distribution of the rights and the dates for both the subscription period and the expiration of the rights offering would be included in the final prospectus.  Under the proposed terms of the rights offering, we would distribute one right to each holder of record of every share of our common stock that is held on the record date.  Each transferable right would entitle the stockholder to purchase one unit at a subscription price to be determined prior to the effective date of the registration statement.  Each unit would consist of one share of common stock and two warrants to purchase additional shares of common stock.  This quarterly report on Form 10-Q does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India, Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™, although as per the terms and conditions of the regulatory approval in India, a local clinical study must be conducted before the product can be offered for commercial sale in that country.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas. To date, over 450 subjects have been enrolled in 65 clinical sites around the world, including sites in the United States, Canada, Ecuador, Bulgaria, Poland, Romania, Russia and Ukraine. The final subjects are expected to complete the trial in the third calendar quarter of 2011 and results from the trial should be finalized by the end of the 2011 calendar year.

We have submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries including Syria, Bangladesh, Kenya, Yemen, Iran, Sudan, Jordan and Armenia.  While we believe these countries will ultimately approve our product for commercial sale, it could be some time before these approvals are received and as such we do not anticipate recognizing any revenues for these jurisdictions in the current calendar year.

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

Our Generex MENA office, located in Dubai Healthcare City, has filed submissions of the Generex Oral-Lyn™ dossier with regulatory agencies throughout the Middle East and North Africa and has established a distribution network in over 20 countries.  This distribution network is responsible for following up with dossiers submitted in their specific regions and has been distributing the company’s confectionary line of products.

In India, a marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, which is the trademark under which Shreya will market Generex Oral-lyn™ within India.  Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  The study is currently under way and when concluded the outcomes will be submitted to the Indian regulatory agency for approval.  Completion of the study and regulatory agency approval is not currently expected until the second quarter of 2012, after which time commercial sales can commence.

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

Over-The-Counter Glucose Product Line

Using our buccal delivery technology, we have launched an over-the-counter glucose spray, Glucose RapidSpray™. In addition, we have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®. To date, we have received modest revenues from sales of these products which are available in retail stores and independent pharmacies in the United States and Canada.

Other Product Candidates

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States.  Fertin Pharma A/S, a leading Danish manufacturer of medicinal chewing gum, produced clinical materials for the trial.  The protocol for the study was an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence and will allow us to proceed with additional research and developmental initiatives and to consider regulatory agency registration applications.  We have not expended resources to further this product during our last fiscal year or during the first three quarters of this fiscal year.

Competition

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have previously announced that they will discontinue development and/or sale of their inhalable forms of insulin.  In May 2009, Mannkind  Corporation submitted an NDA to the FDA requesting approval to market AFREZZA(R) (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia, and the NDA is still currently under review by the FDA.  Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhaled insulin, including the avoidance of pulmonary inhalation, which requires frequent physician monitoring, ease of use and portability. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

Large pharmaceutical companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the oncology, immunomedicine and vaccine markets.  These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products.   As such, they are also considered significant competitors in these fields of medicines.  There are also many smaller companies which are pursuing similar technologies in these fields and are competitors of Generex.

Brief Company Background

We are a development stage company. From inception through the end of the fiscal quarter ended April 30, 2011, we have received only limited revenues from operations. In the first three quarters of fiscal 2011 and cumulatively since inception in November 1995, we have earned $269,086 and $5,059,591, respectively in revenue. This revenue has been comprised mainly of the sale of our confectionary products, although we have recognized $600,000 relating to upfront license fees for the signing of license and distribution agreements for Generex Oral-lyn™. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Although we have initiated the regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year or during the first three quarters of this fiscal year.

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

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin in all jurisdictions or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2011, approximately 75% of our total $7,859,382 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the nine months ended April 30, 2010, approximately 85% of our $9,929,088 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 25%, or $1,943,155, of our research and development expenses for the nine months ended April 30, 2011 was related to Antigen's immunomedicine products compared to approximately 15%, or $1,492,800, of our research and development expenses for the nine months ended April 30, 2010.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheet as of July 31, 2010 and April 30, 2011, we used the binomial lattice model to estimate the fair value of these warrants.  Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.  Prior to the adoption of the binomial lattice method, we used the Black-Scholes option-pricing model to estimate the fair value of these warrants.  The binomial lattice model was adopted as management determined that it may provide a better estimate of the fair value of these warrants.  The binomial lattice model was adopted for the July 31, 2010 valuation date and was applied on a prospective basis.

Results of Operations
Three Months Ended April 30, 2011 Compared to Three Months Ended April 30, 2010

Our net loss for the quarter ended April 30, 2011 was $4,116,953 versus $4,567,550 in the corresponding quarter of the prior fiscal year. The decrease in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a reduction in expenses in all major categories, as compared to the corresponding prior year quarter, offset by a lower gain on the change in fair value of the derivative warrant liability versus the prior year quarter.  Our operating loss for the quarter ended April 30, 2011 decreased to $5,061,959 compared to $7,361,288 in the third fiscal quarter of 2010.  The decrease in operating loss resulted from a decrease in selling expense (to $207,848 from $759,403), a decrease in research and development expenses (to $1,754,325 from $3,452,798), and a decrease in general and administrative expenses (to $3,109,887 from $3,266,725).  Our revenues in the quarter ended April 30, 2011 decreased to $65,583 from $327,698 for the quarter ended April 30, 2010 reflecting lower sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s quarter. Generally, costs relating to the Phase III oral insulin clinical studies have been decreasing as we progress closer to the conclusion of the current study, while costs relating to the Antigen Phase II breast cancer trials are increasing as we progress further in to the studies and enroll more patients. The decrease in general and administrative expenses is primarily related to a decrease in financial and consulting services expenses in the quarter ended April 30, 2011, as compared to the previous year quarter ended April 30, 2010. The decrease in selling expenses for the quarter ended April 30, 2011 versus the prior year comparative quarter is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the third quarter of fiscal 2011 decreased slightly to $52,301, compared to interest expense of $53,326 in the third quarter of fiscal 2010.   Our interest income decreased slightly to $1,154 in the third quarter of fiscal 2011, compared to $3,411 in the same quarter for the last year, due to lower average cash balances.  We recognized a slightly higher income from rental operations (net of expense) of $70,450 in the third quarter of fiscal 2011 compared to $67,375 in the same quarter of the previous fiscal year due to the strengthening of the Canadian dollar exchange rate against the U.S. dollar.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $925,703 in the current quarter, compared to a gain of $2,776,278 in the comparable quarter last year.

Nine months ended April 30, 2011 Compared to Nine months ended April 30, 2010

Our net loss for the nine months ended April 30, 2011 was $16,231,126 versus $19,004,153 in the corresponding nine months of the prior fiscal year. The decrease in net loss in this fiscal period versus the corresponding period of the prior fiscal year is primarily due to a decrease in operating expenses in the current year’s period from $23,161,210 in the prior year period to $18,929,063 in the current year period, offset by a lower gain on the derivative warrants of $1,993,920 in the current year period versus a gain of $3,793,793 in the prior year period.  Our operating loss for the nine months ended April 30, 2011 decreased to $18,803,337 compared to $22,881,811 in the first fiscal nine months of 2010.  The decrease in operating loss resulted from a decrease in selling expense (to $806,798 from $3,406,175) and a decrease in research and development expenses (to $7,859,382 from $9,929,088), offset by an increase in general and administrative expenses (to $10,262,883 from $9,825,947).  Our revenues in the nine months ended April 30, 2011 decreased to $269,086 from $856,584 for the nine months ended April 30, 2010 reflecting primarily lower sales of our over-the-counter products.

Similar to the current fiscal quarter described above, the decrease in research and development expenses in the current fiscal period versus the comparative period in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s period.   The slight increase in general and administrative expenses is primarily related to an increase in financial services and consulting expenses in the nine months ended April 30, 2011, as compared to the previous year period ended April 30, 2010, offset by a decrease in cost related to the granting, modification and amortization of stock options versus the prior year.  The decrease in selling expenses for the nine months ended April 30, 2011 versus the prior year comparative period is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the first nine months of fiscal 2011 decreased to $153,385, compared to interest expense of $158,756 in the first nine months of fiscal 2010.   Our interest income decreased to $5,985 in the first nine months of fiscal 2011, compared to $19,837 in the same period last year, due to lower average cash balances.  We recognized a slightly higher income from rental operations (net of expense) of $236,732 in the first nine months of fiscal 2011 compared to $222,034 in the same period of the previous fiscal year due to the strengthening of the Canadian dollar exchange rate against the U.S. dollar.  The change in fair value of the warrants carried as a derivative liability contributed a gain of $1,993,920 in the current year period, compared to a gain of $3,793,793 in the comparable period last year.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of April 30, 2011, our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities.

While we raised proceeds of over $36 million during fiscal 2010 and the fourth quarter of fiscal 2009 combined and raised gross proceeds of just over $4,000,000  in January, March and April 2011, we will require further funding during the remainder of the current fiscal year to continue with our current clinical trials and other planned activities.  Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador and India, volatility or a significant decline in our stock price and the liquidity of our stock following our delisting from NASDAQ, or further negative developments in general economic conditions could interfere with our ability to raise additional equity capital as needed, or materially adversely affect the terms upon which such capital is available.  Our inability to obtain required funding will have a material adverse effect on one or more of our research or development programs and curtail some of our commercialization efforts.

On March 30, 2011, management announced its strategic development plan for Generex’s future growth, including a proposed spin-out of Antigen Express, a proposed reverse stock split for Generex and a proposed rights offering to Generex stockholders.  We would use proceeds, if any, from the rights offering primarily to fund on-going research and development and product commercialization initiatives.  See the description of management’s strategic development plan under the heading Executive Summary – Overview of Business in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  This quarterly report on Form 10-Q does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities.

Management may also seek to meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, at-market stock issuance programs, preferred stock offerings and offerings of debt and convertible debt instruments, as well as through merger or acquisition opportunities.  On January 29, 2010, we filed a shelf registration statement (File No. 333-164591) with the Securities and Exchange Commission (“SEC”) to renew and replace the prior shelf registration statement (File No. 333-139637), filed in December 2006, pursuant to which we registered an indeterminate number of shares of common stock and preferred stock and an indeterminate number of warrants and units with an aggregate initial offering price of up to $150,000,000.  The new shelf registration statement is intended to renew and replace the prior registration statement.  The new registration statement was declared effective on February 9, 2010 and covers offerings of shares of our common stock, preferred stock, warrants and/or units with a maximum aggregate offering price of $150,000,000, which includes the $116,110,920 of securities remaining unsold under the prior registration statement.  In May, June, August and September 2009, we conducted offerings pursuant to the prior registration statement and raised an aggregate of $32,335,164 in net proceeds.  In April, May and June 2010, we raised $4,499,618 in net proceeds pursuant to a common stock purchase agreement with takedowns from the new shelf registration statement.  In January, March and April 2011, we raised a further $3,939,000 in net proceeds pursuant to a common stock purchase agreement with takedowns from the new shelf registration statement.

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

Financing – January to April 2011

On January 24, 2011, we and certain institutional investors entered into a securities purchase agreement relating to the offering and sale of up to $6 million of shares of our common stock and warrants to purchase shares of our common stock.  The initial closing occurred on January 25, 2011, at which time the investors purchased an aggregate of 12,000,000 shares of common stock together with warrants to purchase an aggregate of 12,000,000 shares of common stock for a total purchase price of $3,000,000.  The five-year warrants were immediately exercisable and have an exercise price of $0.25 per share.  The net proceeds to us from this offering, after deducting finders’ fees and our offering expenses, were approximately $2,925,000.

Under the securities purchase agreement, the investors also had the option to purchase up to an additional $3,000,000 of shares of our common stock and warrants to purchase shares of common stock during the 60 days following the initial closing.  On March 25, 2011, we agreed to extend the option period through April 25, 2011 and entered into an amendment to the securities purchase agreement with the investors.  On April 13, 2011, we agreed to further extend the option period through June 3, 2011 and entered into the second amendment to the securities purchase agreement with the investors.  During the period from March 25 to April 8, 2011, the investors purchased an additional 4,056,000 shares of our common stock together with warrants to purchase 4,056,000 shares of our common stock pursuant to this option.  The purchase price per share was $0.25, and the exercise of price of such additional warrants will be $0.25 per share.  We received aggregate gross proceeds of $1,014,000 for the purchases from March 25 to April 8, 2011.  As of June 2, 2011, an additional $1,986,000 of shares of our common stock and warrants to purchase shares of our common stock remained available for purchase by the investors under the second amendment.

The exercise price of the warrants issued to the investors in the initial closing and pursuant to the option is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercise price of the warrants is also subject to an adjustment upon the occurrence of certain events, including the issuance by us of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Certain issuances of common stock, warrants or options are permitted without triggering the anti-dilution provisions.  These permitted issuances are described in Note 10 to the Notes to Consolidated Financial Statements.  In addition, with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815, as described in Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

In addition, with very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the initial closing.

In consideration for introducing us to the investors that entered into the January 24, 2011 securities purchase agreement, we paid Seahawk Capital Partners, Inc., a finders’ fee equal to 8% of the gross proceeds from the initial closing, consisting of 2% in cash ($60,000) and 6% in shares of common stock based on a per share price of $0.25 (720,000 shares).

The offering and sale, including the issuance of shares to Seahawk, was made pursuant to our shelf registration statement on Form S-3 (File No. 333-164591), which was declared effective by the SEC on February 9, 2010.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010, and the warrants issued in connection with the January 2011 registered direct offering and option thereunder, although some of the warrants include a cashless exercise feature.

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

•
In connection with the securities purchase agreement dated January 24, 2011 and option thereunder, we sold an aggregate of 16,056,000 shares of our common stock and issued warrants exercisable for up to 16,056,000 shares of our common stock to investors.

As of June 2, 2011, all of the warrants issued in the aforementioned registered direct offerings were exercisable.   At June 2, 2011, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January 2011 registered direct offering were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

January 25, 2011*	12,000,000	0.25	January 25, 2016

March 25 – April 8, 2011*	4,056,000	0.25	March 25 – April 8, 2016
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

As of June 3, 2011, outstanding Series Warrants were as follows:
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

Cash Flows for the Nine months ended April 30, 2011

For the nine months ended April 30, 2011, we used $13,939,865 in cash to fund our operating activities. The use for operating activities included a net loss of $16,231,126 and a decrease of $19,854 in deferred revenue, offset by an increase of $336,322 related to accounts payable and accrued expenses, a decrease of $51,926 in accounts receivable, a decrease in other current assets of $153,278 and a decrease of $443,626 in inventory.

The use of cash was offset by non-cash expenses of $561,304 related to depreciation and amortization, $961,224 in stock-based compensation to employees and $1,797,355 in stock-based compensation issued in exchange for services rendered by consultants.  There was also a year-to-date non-cash gain of $1,993,920 related to the fair valuation of the derivative warrant liability at April 30, 2011.

We had net cash used in investing activities of $231,663 in the nine months ended April 30, 2011, representing payments for property and equipment of $52,160 and costs incurred for patents of $179,503.

We had cash provided by financing activities in the nine months ended April 30, 2011 of $3,845,743, which pertained to $3,939,000 net proceeds from the issuance of common stock and warrants, $577 in net proceeds from options exercises, less principal payments related to our capital leases in the amount of $7,818 and long-term debt in the amount of $86,016.  There were no cash inflows related to warrant exercises during the nine months ended April 30, 2011.

Our net working capital at April 30, 2011 decreased to negative $2,306,228 from $8,096,206 at July 31, 2010, which was attributed largely to our net loss for the nine-month period ended April 30, 2011, offset by the net proceeds from the issuance of common stock and warrants in January, March and April 2011.

Funding Requirements and Commitments

We expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™.  We also will devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011.  Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries.  Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011.  The prices under the supply agreement are subject to adjustment beginning after December 31, 2012.  To date, we have not met the minimum purchase commitments under this agreement.  After December 31, 2011, sanofi-aventis may terminate the agreement due to our failure to meet such purchase commitments.  Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory.

In addition to the resources that we will dedicate to regulatory approval and commercialization of Generex Oral-lyn™, we will expend resources on further clinical development of our immunotherapeutic vaccines.

We also will require funding to complete our acquisition of a majority interest in Global Medical Direct, LLC (“GMD”), durable medical equipment and pharmaceutical provider specializing in direct-to-consumer diabetes supplies and medications.  Pursuant to the Limited Liability Company Ownership Interest Purchase Agreement dated as of October 8, 2010 (the “Purchase Agreement”) that we entered into with GMD and all of the members of GMD, we agreed to pay to the members of GMD an aggregate amount of (i) $20,000,000 in cash and (ii) $5,000,000 payable in shares of restricted common stock, calculated based on the value weighted average closing prices per share of our common stock on the then principal trading market for each of the last 20 trading days prior to the closing date, subject to the terms and conditions of the Purchase Agreement.  The consummation of the transactions contemplated by the Purchase Agreement is subject to the satisfaction or waiver of closing conditions, including our having secured the acquisition financing, the parties agreeing upon the amended terms of the operating agreement for GMD, the parties entering into a registration rights agreement with respect to the registration of the shares of our common stock issued as consideration, and other customary closing conditions.  The Purchase Agreement contains certain termination rights of the parties, including the right of any party to terminate the Purchase Agreement if the parties cannot reach agreement on employment and consulting agreements and the amendment of the operating agreement of GMD and if the closing has not occurred by January 31, 2011 or such later date as the parties may agree upon.  On December 21, 2010, the parties agreed to extend the closing date until June 1, 2011.  In the event that the closing does not occur by June 1, 2011, we will be obligated to issue to the members of GMD an aggregate number of shares of our common stock having a value of $250,000 based on the average closing price of our common stock for the 20 trading days immediately preceding June 1, 2011.

On March 30, 2011, management announced its strategic development plan for Generex’s future growth, including a proposed spin-out of Antigen Express, a proposed reverse stock split for Generex and a proposed rights offering to Generex stockholders.  We would use proceeds, if any, from the rights offering primarily to fund on-going research and development and product commercialization initiatives.  See the description of management’s strategic development plan under the heading Executive Summary – Overview of Business in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.  This quarterly report on Form 10-Q does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities.

Our future funding requirements and commitments and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;

•	the timing, receipt and amount of sales, if any, from our over-the-counter products;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

•	the receptivity of the financial market to biopharmaceutical companies.

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

Certain Related Party Transactions

Through April 20, 2011, we used a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri.  Ms. Perri and Ms. Gluskin are former executive officers of Generex.  In the nine-month period ended April 30, 2011 and the fiscal year ended July 31, 2010, we paid the management company $40,778 and $55,691, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.  On April 20, 2011, we formally terminated the relationship and no further property management fees will be paid to this company.

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

In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

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

As of April 30, 2011, we had fixed rate debt totaling $3,001,260. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,156,230	5.91%
657,254	6.75%
703,700	6.82%
420,920	8.50%
191,325	10.00%
$3,129,429	Total

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

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect.  In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  We account for the warrants with price protection in accordance with FASB ASC 815.  We recognize the warrants with price protection in our consolidated balance sheet as liabilities.  The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability.  While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of April 30, 2011, there were 37,840,410 warrants outstanding subject to price protection provisions with an estimated fair value of $7,101,337 or $0.188 per warrant.  If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability.  Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2011, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2011, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Dispute with Former Officer

In the third quarter of fiscal 2011, there was no new litigation commenced involving us.  In May 2011, Rose C. Perri, our former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against us.  On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice against Generex, two of our affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), our directors (John P. Barratt, Nola Masterson and Brian T. McGee), our President and Chief Executive Officer (Mark A. Fletcher), our Chief Operating Officer (David Brusegard) and our Acting Chief Financial Officer (Stephen Fellows).  In the notice of application, Ms. Perri sought, among other things, a declaration that respondents’ actions, including the termination of Ms. Perri’s employment with Generex, have prejudiced her interest as a shareholder, officer and director of Generex, an order for the production of certain financial records, and the appointment of an interim receiver for our two affiliates.  A scheduling hearing to set a timetable for this proceeding will likely be held in the latter part of June.   We intend to vigorously defend this action. We are not able to predict the ultimate outcome of this legal proceeding at the present time.

On May 20, 2011, Ms. Perri filed a statement of claim in the Ontario Superior Court of Justice, naming the following as defendants:  Generex, Mr. Barratt, Ms. Masterson, Mr. McGee, Mr. Fletcher and Joseph Moscato, the principal of Seahawk Capital Partners, Inc., a financial advisor to Generex.  In this action, Ms, Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with Generex.  Ms. Perri is seeking damages in this action in excess of US $6,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages.  We intend to respond to this statement of claim and to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

In addition to the matters described above, see Note 7 – Pending Litigation of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the nine months ended April 30, 2011, we earned revenues of $269,086 which were primarily from sales of our over-the-counter confectionary products.  In the fiscal year ended July 31, 2010, we received modest revenues of approximately $1,172,611 which were also primarily from sales of our over-the-counter confectionary products.  We have not recognized any revenue from the sale of our oral insulin product in Ecuador, Algeria or India to date, including during the first nine months of fiscal 2011, although we have recognized $600,000 in licensing fee revenue relating to the signing of licensing and distribution agreements for the sale of Generex Oral-lyn™. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in 2011, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.  We have entered in to a subdistribution agreement in Lebanon, but do not expect any significant revenue from the launch of the product in that country in 2011.

To date, we have not been profitable and our accumulated net loss available to shareholders was $341,533,598 at April 30, 2011. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to the completion of an in-country study), Lebanon and Algeria, and our over-the-counter glucose products, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 57,591,583 shares of common stock are issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offering in January to April 2011, which represents approximately 19.5% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010 and in the registered direct offering in January to April 2011could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2011, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

During the three months ended April 30, 2011, we issued 4,000 shares of common stock to American Capital Ventures, Inc. pursuant to an agreement with us for financial services. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof.  We believe that American Capital Ventures, Inc. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2011.   During the three months ended April 30, 2011, we issued 450,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended April 30, 2011, we issued 77,683 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2011.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Reference is made to the disclosure set forth under Part II, Item 1 – Legal Proceedings under the caption Dispute with Former Officer in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 31 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 3, 2011	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: June 3, 2011	By:	/s/ Stephen Fellows
Stephen Fellows
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

10.1	Summary of Compensation Arrangements with Executive Officers

10.2	Amendment to Securities Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 30, 2011)

10.3	Second Amendment to Securities Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 14, 2011).

10.4	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt

10.5	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher

10.6	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt

10.7	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard

10.8	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows

10.9	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher

10.10	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Nola E. Masterson

10.11	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.