Form 10-K
period 2011-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2011-10-14
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

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
Yes ☐  No ☑

As of January 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $69,864,796 based on the average bid and asked price at which such stock was last sold as of such date.  Generex Biotechnology Corporation has no non-voting common equity. At October 14, 2011, there were 314,212,889 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2012 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation
Form 10-K
July 31, 2011

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the volatility of, and decline in, our stock price; and

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Subsidiaries

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which is incorporated in Ontario, Canada, remained as our wholly-owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals. Generex Pharmaceuticals is the 100% owner of 1097346 Ontario Inc., which is also incorporated in Ontario, Canada.

In August 2003, we acquired Antigen Express, Inc. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Antigen also does business under the names Generex Oncology and Generex Infectious Diseases.

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

Overview of Business

We are engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials.  We recently initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™.  We have submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Syria, Bangladesh, Kenya, Yemen, Iran, Sudan, Jordan and Armenia.  While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008.  Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador.  The final subjects completed the trial in August 2011, and we hope to finalize the results from the trial by the end of the 2011 calendar year.

In October 2009, we received approval from the U.S. Food and Drug Administration (the “FDA”) to charge to recover costs for the treatment use of Generex Oral-lyn™ in patients with Type 1 or Type 2 diabetes mellitus in the FDA’s Treatment Investigational New Drug (“IND”) program that provides for early access to investigational treatments for life-threatening or otherwise serious conditions.  This approval allows diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes to have access to Generex Oral-lyn™.  In April 2008, we received a Special Access Program (“SAP”) authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes with Generex Oral-lyn™. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or are unsuitable. We received a similar authorization from health authorities in Netherlands in July 2008.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009.  Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  The study is currently under way, and, when concluded, the outcomes will be submitted to the Indian regulatory agency for approval.  Completion of the study and regulatory agency approval is not currently expected until the second quarter of calendar year 2012, after which time commercial sales can commence.  We have not recognized any revenue from the Indian market to date.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon.  The official product launch in Lebanon took place in May 2009.  In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria.  The official product launch in Algeria took place in October 2009.  To date, we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria and very minimal revenues in Lebanon.  We do not anticipate significant revenues (if any) to be recognized from these jurisdictions in the next twelve months.

Using our buccal delivery technology, we have also launched a consumer/over-the-counter glucose spray called Glucose RapidSpray™. While we believe this product complements Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in major jurisdictions, we do not plan to expend significant resources to market this product.  Revenues will not likely be significant unless we engage a major marketing partner to distribute, market and sell this product.  In fiscal 2011, 2010 and 2009, we received modest revenues from sales of our commercially available consumer/over-the-counter products.  The product is available in retail stores and independent pharmacies in the United States and Canada.  The product has also been distributed in the Middle East through our Generex Middle East and North Africa (MENA) office in Dubai.  In addition, we have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®. To date, we have received modest revenues from sales of these products which are available in retail stores and independent pharmacies in the United States and Canada.  We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence.  We are evaluating the economics of proceeding with this product with a suitable partner.  We have not expended resources to further develop this product during the fiscal years ended July 31, 2011 and 2010.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages, including the ease of use, portability, avoidance of pulmonary inhalation and safety profile.  Furthermore, insulin administered through the Generex Oral-lyn™ RapidMist™ technology is absorbed directly into the blood stream and not only acts rapidly, but returns to baseline quickly, thereby minimizing the chance of developing hypoglycemia.

Large pharmaceutical companies, such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete against us in the oncology, immunomedicine and vaccine markets. These companies have competing experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products. As such, they are also considered significant competitors in these fields of pharmaceutical products and therapies. There are also many smaller companies which are pursuing similar technologies in these fields who are considered to be competitors of Generex.

We are a development stage company. From inception through the end of the year ended July 31, 2011, we have received only limited revenues from operations. In the fiscal years ended July 31, 2011, 2010 and 2009, we generated $291,628, $1,172,611 and $1,118,509 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in each of the fiscal periods pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

Our Business Strategy

Our business model focuses on the research and development of diabetes, oncology and infectious diseases drugs.  This business model leverages the expertise of our management team, scientific advisory board and the history of our company.   Our goal is to develop next generation drugs for diabetes, oncology and infectious disease by leveraging our buccal delivery technology to administer large and small molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products.  To achieve these goals, the key elements of our strategy include:

•	Completing Phase III clinical trials of Generex Oral-lyn™, as well as any additional studies or trials which may be required in order to obtain regulatory approval in major and other jurisdictions;.

•	Developing a proprietary portfolio of products for the treatment of diabetes through strategic partnerships licensing and acquisitions;.

•
A keystone of Generex’s strategy, announced at the annual meeting of stockholders in June 2011 is the proposed spinout of Antigen Express as a separate company from Generex.  Management believes that this action would allow Antigen to establish value for its immunotherapeutic vaccine technologies separate from the Generex buccal drug delivery platform technologies.  The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders.

•
Maintaining and analyzing the patient base in the United States under the FDA’s Treatment IND program, which provides diabetes patients who do not otherwise qualify to participate in a clinical trial or who have no other satisfactory alternative treatment for diabetes, to have access to Generex Oral-lyn™, as well as seeking opportunities to expand the patient base in Canada where Generex Oral-lyn™ is available under the SAP authorization from Health Canada for a patient-specific, physician-supervised treatment of Type-1 diabetes;

•
Completing the ongoing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, conducting a Phase II prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer;

•	Conducting further clinical trials of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza and initiating clinical trial of such vaccines against swine (H1N1) influenza; and

•
Exploring other applications for our RapidMist platform buccal technology; morphine, LWH, fentanyl (all of which have undergone Phase I clinical studies), as well as cell therapy for late stage diabetes.

Buccal Delivery Technology and Products

Our buccal delivery technology involves the preparation of proprietary formulations in which an active pharmaceutical agent is placed in a solution with a combination of absorption enhancers and other excipients classified “generally recognized as safe” ("GRAS") by the United States Food and Drug Administration (the "FDA") when used in accordance with specified quantities and other limitations. The resulting formulations are aerosolized with a pharmaceutical grade chemical propellant and are administered to patients using our proprietary RapidMist™ brand metered dose inhaler. The device is a small, lightweight, hand-held, easy-to-use aerosol applicator comprised of a container for the formulation, a metered dose valve, an actuator and dust cap. Using the device, patients self-administer the formulations by spraying them into the mouth. The device contains multiple applications, the number being dependent, among other things, on the concentration of the formulation. Absorption of the pharmaceutical agent occurs in the buccal cavity, principally through the inner cheek walls. In clinical studies of our flagship oral insulin product Generex Oral-lyn™, insulin absorption in the buccal cavity has been shown to be efficacious and safe.

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

There are two major types of diabetes. Type 1 diabetes (juvenile onset diabetes or insulin dependent diabetes) refers to the condition where the pancreas produces little or no insulin. Type 1 diabetes accounts for 5-10 percent of diabetes cases. It often occurs in children and young adults. Type 1 diabetics must take daily insulin injections, typically three to five times per day, to regulate blood glucose levels.  Generex Oral-lyn™ provides a needle-free means of delivering insulin for these patients.

In Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus), the body does not produce enough insulin, or cannot properly use the insulin produced. Type 2 diabetes is the most common form of the disease and accounts for 90-95 percent of diabetes cases. In addition to insulin therapy, Type 2 diabetics may take oral drugs that stimulate the production of insulin by the pancreas or that help the body to more effectively use insulin. Generex Oral-lyn™ provides a simple means of delivering needed insulin to this major cohort of individuals

Current studies in diabetes have identified a new condition closely related to diabetes, called impaired glucose tolerance (IGT).  People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal.  With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially.   Per the 2010 Diabetes Atlas, published by the International Diabetes Federation (IDF), over 27 million people in the United States and over 343 million people world-wide suffer from IGT.  Generex Oral-lyn™ is an ideal solution to providing meal-time insulin to the millions of IGT sufferers. This therapeutic area is currently being investigated.

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

A substantial number of large molecule drugs (i.e., drugs composed of molecules with a high molecular weight and fairly complex and large spatial orientation) have been approved for sale in the United States or are presently undergoing clinical trials as part of the process to obtain such approval, including various proteins, peptides, monoclonal antibodies, hormones and vaccines. Unlike small molecule drugs, which generally can be administered by various methods, large molecule drugs historically have been administered predominately by injection. The principal reasons for this have been the vulnerability of large molecule drugs to digestion and the relatively large size of the molecule itself, which makes absorption into the blood stream through the skin inefficient or ineffective.  The RapidMist technology provides a recognized and proved drug delivery system for the delivery of large molecules directly into the blood stream with the attendant advantages.

We conducted the first clinical trials of our buccal insulin formulation with human subjects in Ecuador in January 1998. We ultimately conducted a total of approximately 17 studies in Ecuador and an additional 21 trials in other countries including the United States, Canada, Italy and Israel over the period from 1998 to 2007.  The principal purpose of these studies was to evaluate the pharmacokinetic profile and effectiveness of our oral insulin formulation in humans as well as to show safety and efficacy of our product compared with injected insulin and placebos. In March 2004, we entered into a Letter of Intent for the establishment of a joint venture with PharmaBrand S.A., a distributor of pharmaceutical products in Central and Latin America. In August 2004, we sought approval for the manufacturing, marketing, distribution and sale of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System from the Ecuadorian Ministry of Public Health. In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ production operation at the facilities of PharmaBrand in Quito, Ecuador.  The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006.

On the basis of the test results in Ecuador and other pre-clinical data, we made an IND submission to Health Canada (Canada's equivalent to the FDA) in July 1998, and received permission from the Canadian regulators to proceed with clinical trials in September 1998. We filed an Investigational New Drug application with the FDA in October 1998, and received FDA approval to proceed with human trials in November 1998. Annual reports have been filed with the FDA each year since that time.

We began our clinical trial programs in Canada and the United States in January 1999. Between January 1999 and September 2000, we conducted clinical trials of our insulin formulation involving approximately 200 subjects with Type 1 and Type 2 diabetes and healthy volunteers. The study protocols in most trials involved administration of two different doses of our insulin formulation following either a liquid Sustacal meal or a standard meal challenge. The objective of these studies was to evaluate our insulin formulation's efficacy in controlling post-prandial (meal related) glucose levels. These trials demonstrated that our insulin formulation controlled post-prandial hyperglycemia in a manner comparable to injected insulin. In April 2003, a Phase II-B clinical trial protocol was approved in Canada.  In September 2006, a Clinical Trial Application relating to our Generex Oral-lyn™ protocol for late-stage trials was approved by Health Canada.  The FDA’s review period for the protocol lapsed without objection in July 2007.

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas.  Other clinical sites participating in the study are located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador.  At present, approximately 450 subjects have been enrolled in the program at approximately 70 clinical sites around the world.  The Phase III protocol calls for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus.  We expect to use the data collected from these trials in future Marketing Applications along with any additional late-stage Phase III trials deemed necessary for FDA, Health Canada and European Union (EMA) approval.

We engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites, project management and documentation; a global central lab service company to arrange for the logistics of kits and blood samples shipment and testing; an Internet-based clinical electronic data management company to assist us with global data entry, project management and data storage/processing of the Phase III clinical trial and regulatory processes.  We contracted with our third-party manufacturers to produce sufficient quantities of the RapidMist™ components, the insulin, and the raw material excipients required for the production of clinical trial batches of Generex Oral-lyn™.

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to further study), Lebanon and Algeria.

Consumer/Over-the-Counter Glucose Product Line

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays that are available for retail purchase (or over the counter in some jurisdictions).  In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™.  This product uses our proprietary RapidMist™ brand metered dose inhaler platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth.  We have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product. Merck will market and distribute the product in Mexico as Diabion® GlucoShot®. To date, we have received modest revenues from sales of these products which are available in retail stores and independent pharmacies in the United States and Canada. We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product.

Glucose RapidSpray™ offers another aid to diabetics who require or need additional glucose to their diets or daily intake.  Studies conducted by scientists at the University Campus Bio-Medico, Rome, Italy in conjunction with Generex have demonstrated that Glucose RapidSpray™ used early in the onset of a hypoglycemia episode can stop such an episode and prevent a further drop in blood glucose and the noxious feelings that ensue. With our easy-to-use RapidSpray™ bottle, individuals can easily add additional glucose to their diets and serves as a medium for first signs of low blood sugar levels. We also conducted a clinical trial at Department of Endocrinology, Children City Hospital in Moscow, Russia on children up to 5 years of age with Type-1 diabetes.  The study concluded that because of the small dose of glucose and control over the amount, Glucose RapidSpray™ represents a superior tool in very young patients to control blood sugar levels relative to existing glucose products available on the market, which can also improve overall metabolic control.

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

The intent of this collaborative relationship is to combine our proprietary buccal drug delivery platform technologies with Fertin's know-how related to gum base formulations, solubilization systems, and taste masking/modification to create a metformin medicinal chewing gum that will deliver metformin into the body via the buccal mucosa rather than in its current tablet form. We anticipate that this delivery method, in addition to being much more rapid and providing a much more specific and effective dosing regimen, could avoid some of the adverse side effects associated with taking metformin in tablet form, such as nausea, vomiting, abdominal pain, diarrhea, abdominal bloating, and increased gas production. In addition, metformin gum could avoid the bitter taste and large doses associated with the tablet form and thus improve therapeutic compliance, particularly among younger patients.

Fertin produced clinical materials for a bioequivalence study of our proprietary metformin chewing gum, MetControl™, which was completed in late 2008.  In the study, we compared the single dose blood level profile of metformin to that of immediate-release metformin tablets.  The study results that we received and analyzed in December 2008 demonstrated bioequivalence.  We have not expended resources to further develop this product during the fiscal years ended July 31, 2011 and 2010.

Our research and development agreement with Fertin requires us to pay all development costs related to the development of the product and to make certain milestone payments upon Fertin’s completion of various development phases.  As of July 31, 2011, we had paid approximately $223,000, in the aggregate, to Fertin under the agreement for materials and development costs.  We cannot predict with any certainty the amount of future milestone payments that we may be required to make under this agreement.  In addition, we are required to make royalty payments to Fertin amounting to five percent of the sale or licensing of any approved products developed under the agreement.  In lieu of receiving reimbursement for development costs, Fertin, at its discretion and upon written notice, may elect to receive royalty payments amounting to twenty-five percent of the sale or licensing of the approved products. The agreement will remain in effect ten years from the date of market introduction and commercial sale of the product. Either party may terminate the agreement by providing sixty days written notice to the other.

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

We made an Investigatory New Drug submission for buccal morphine to the Health Protection Branch in Canada in January 2002, and received permission from the Canadian regulators to proceed with clinical trials in March 2002. We made an Investigatory New Drug submission for fentanyl to the Health Protection Branch in Canada in August 2002, and received permission from the Canadian regulators to proceed with clinical trials in October 2002.  During the fiscal year ended July 31, 2011, we did not actively pursue our buccal morphine and buccal fentanyl projects.  The development of these products will most likely be delayed while we focus on late stage trials of the oral insulin formulation in the United States, Canada and Europe.

Other Potential Buccal Products

We have had discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines.  We are currently pursuing development opportunities to complement our insulin therapy.  Amarantus BioSciences and Generex Biotechnology announced in June 2011 that they are working towards establishing a collaboration on cell therapy for late stage diabetes, but as of the date of this report, no definitive agreements have been signed.

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

The same technology used to enhance immunogenicity is being applied in the development of a synthetic peptide vaccine for H5N1 avian influenza and the 2009 H1N1 swine flu.  In April 2007, a Phase I clinical trial of Antigen’s proprietary peptides derived from the hemagglutinin protein of the H5N1 avian influenza virus was initiated in healthy volunteers in the Lebanese-Canadian Hospital in Beirut, Lebanon.  We have completed the first portion of the Phase I trial.  Modified peptide vaccines for avian influenza offer several advantages over traditional egg-based or cell-culture based vaccines.  Modified peptide vaccines can be manufactured by an entirely synthetic process which reduces cost and increases both the speed and quantity of vaccine relative to egg- or cell-culture based vaccines.  Another advantage is that the peptides are derived from regions of the virus that are similar enough in all H5N1 and H1N1 virus strains such that they would not have to be newly designed for the specific strain to emerge in a pandemic.

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

A Physician’s Investigational New Drug (“IND”) application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer has been filed with the FDA.  The Phase I trial was completed at the Walter Reed Army Medical Center in Washington, D.C., and the Phase II trial is taking place at 13 sites, including 11 in the U.S., one in Germany and one in Greece.  A Physician’s Investigational New Drug application for a Phase I trial in patients with breast or ovarian cancer also has been filed with the FDA and this Phase I trial is being conducted in Dallas, Texas at the Mary Crowley Cancer Center.  Applications were filed and approvals obtained for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs, and this Phase I trial was completed in August 2009.  The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application.  All other immunomedicine products are in the pre-clinical stage of development.

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

One final hurdle that is closely associated with the cGMP inspections is the pre-approval inspection that the FDA carries out prior to the issuance of a marketing license. FDA inspectors combine cGMP compliance with a review of research and development documents that were used in the formal NDA. A close inspection of historic data is reviewed to confirm data and to demonstrate that a company has carried out the activities as presented in the NDA. This is generally a long inspection and requires a team of individuals from the company to “host” the FDA inspector(s).

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

*
We received a Special Access Program (SAP) authorization from Health Canada for a patient-specific, physician-supervised treatment of patients with diabetes using Generex Oral-lyn™ in April 2008. SAP provides access to non-marketed drugs for practitioners treating patients with serious or life-threatening conditions when conventional therapies have failed, are not available or unsuitable. We received a similar authorization from health authorities in Netherlands in July 2008.

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

Generex Oral-Lyn™

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

•	Shreya Life Sciences Pvt. Ltd. for India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka, and Myanmar;
•	Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. for South Africa, Lesotho, Swaziland, Botswana; Namibia, Mozambique and Zimbabwe;
•	E&V Alca Distribution Corp. for Albania, Montenegro, and Kosovo;
•	Medrey S.A.L. (formerly MedGen Corp.) and Benta S.A.L. for Lebanon;
•	SciGen, Ltd. for China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam;
•	Pharmaris Perus S.A.C. for Peru;
•	MediPharma SA for Argentina;
•	PMG S.A. for Chile; and
•	Dong Sung Pharm. Co. Ltd. for South Korea.

Under these licensing and distribution agreements excluding the one with Dong Sung Pharm Co., we will not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

In August 2008, we entered into a product licensing and distribution agreement with Dong Sung Pharm Co. Ltd. for the importation, marketing, distribution and sale of Generex Oral-lyn™ in South Korea.  Under the seven-year agreement, Dong-Sung will have an exclusive license.  Per the terms of the agreement, Dong-Sung paid us a USD $500,000 non-refundable license fee upon execution and will pay us a USD $500,000 non-refundable license fee at such time as governmental approval for the importation, marketing, distribution and sale of the product in South Korea is obtained. Under this agreement, we are responsible for procuring such governmental approval. In addition, when it places its first purchase order, Dong-Sung will pay us a pre-payment in the amount of USD $500,000, which will be applied against product purchase orders.

In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. Benta is currently working on reimbursement policy for Generex Oral-lyn™. The official product launch in Lebanon took place in May 2009.

In India, a marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™—the trademark under which Shreya will market Generex Oral-lyn™ within India.  The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2011 fiscal year.

Consumer/Over-the-Counter Products

We have entered into distribution agreements or have our products listed with a number of pharmaceutical wholesalers, including Cardinal Health, McKesson USA, DIK Drug Co. and McKesson Canada, for the distribution of Glucose RapidSpray™.  This product is available in a number of retail chains and outlets throughout the United States and Canada, including CVS, Meijer, Medicine Shoppe, Kinney Drug, Inc., Shoppers Drugmart, and Rexall PharmaPlus.

Glucose RapidSpray™ is also available for sale on the Internet through Amazon.com, Walgreens.com, AmericanDiabetesWholesale.com and DiabeticExpress.com, as well as in a number of independent drugstores throughout North America.

We have entered into a distribution agreement with Butler Animal Health Supply LLC, a USA leading distributor of companion animal health supplies to veterinarians, pursuant to which Butler will distribute Glucose RapidSpray™ in the animal health industry in the United States.

We have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of Glucose RapidSpray™.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®.

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

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC, now known as Catalent Pharma Solutions (Catalent), in June 2006, pursuant to which Catalent manufactured clinical trial batches of Generex Oral-lyn™.  Pursuant to pre-extant supply arrangements, our third-party suppliers have been manufacturing the quantities of the RapidMist™ brand metered dose inhaler components (valves, canisters, actuators, and dust caps), the insulin, and the formulary excipients that will be required for the Catalent production. In addition, our Regulatory Affairs, Quality Control and R&D personnel have worked with Catalent to prepare and validate the Catalent production processes.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Our consumer/over-the-counter product line is manufactured in the United States by Team Tech Inc. in Tennessee, a contract manufacturing company, and on a small scale at the Generex facility in Toronto, Canada.

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

Components used in the production of our consumer/over-the-counter glucose sprays products, including glucose and all excipients, are available from a number of potential suppliers. We have not secured commercial supply agreements with any of them as they are readily available in the commercial quantities.

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

We currently have twenty-two issued U.S. patents and four pending U.S. patent applications pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin) as well as pain relief medications such as morphine and fentanyl.  We currently hold seven issued Canadian patents and five pending Canadian patent applications also relating to various aspects of drug delivery technology.  We also hold one hundred and twenty-two issued patents and fifty-eight pending patent applications covering our drug delivery technology, including our consumer/over-the-counter glucose spray products and metformin gum, in jurisdictions other than the U.S. and Canada, including Japan, Mexico, Australia and several European countries.

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

In addition to patents, we hold intellectual property in the form of trademark applications or registrations for GENEREX BIOTECHNOLOGY (Design), GENEREX BIOTECHNOLOGY (Logo), GENEREX ORAL-LYN, ORAL LYN, ORAL-LYN, GLUCOSE RAPIDSPRAY, and RAPIDMIST in various jurisdictions in the world. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Our subsidiary Antigen Express currently holds ten issued U.S. patents and twenty-three other foreign patents.  There are also twenty-nine pending patent applications worldwide concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes, including eight in the U.S. and 21 in other countries. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on many of these patents and patent applications, including those licensed from the University of Massachusetts.

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

Major Customers

During the fiscal year ended July 31, 2011, three customers collectively comprised 49% of our revenue (17%, 16% and 15%, respectively).  During the fiscal year ended July 31, 2010, two different customers collectively comprised 41% of our revenue (27% and 14%, respectively). During the fiscal year ended July 31, 2009, two different customers collectively comprised approximately 78% of our revenue (44% and 34%, respectively). Since revenues are derived in large part from distributors, we bear some credit risk due to a high concentration of revenues from individual customers.

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

Large pharmaceutical, companies such as Merck & Co., Inc., GlaxoSmithKline PLC, Novartis, Inc., MedImmune Inc. (a subsidiary of Astra-Zeneca, Inc.) and others, also compete in the oncology, immunomedicine and vaccine markets. These companies have greater experience and expertise in securing government contracts and grants to support research and development efforts, conducting testing and clinical trials, obtaining regulatory approvals to market products, as well as manufacturing and marketing approved products. As such, they are also considered significant competitors in these fields of pharmaceutical products and therapies. There are also many smaller companies which are pursuing similar technologies in these fields and are considered to be competitors of Generex.

The following descriptions of our competitors and their products were obtained from their filings with the Securities and Exchange Commission, information available on their web sites and industry research reports.

Buccal Insulin Product

•
MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes.  It is a drug-device combination product which administers insulin through inhalation to the lungs.  MannKind submitted an NDA to the FDA requesting approval to market AFRESA in May 2009.  In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®.  In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®.

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

•
Novo Nordisk A/S, one of the two leading manufacturers of insulin in the world, announced in May 2008 the termination of clinical testing of the pulmonary delivery system for inhaled insulin, the AERx® insulin Diabetes Management System (AERx iDMS), initially developed by Aradigm Corporation.  The product was in Phase III clinical trials at the time of Novo Nordisk’s announcement.  In December 2010, it was announced that Novo Nordisk had entered into an exclusive Development and License Agreement with Emisphere for its oral insulin formulation.

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

•
CPEX Pharmaceuticals, Inc.’s proprietary permeation enhancer, CPE-215®, provides skin, mouth, nose and eye membrane absorption of a variety of pharmaceuticals.  CPEX has applied this technology to Nasulin™, through which insulin is absorbed via nasal mucosa.  In April 2010, CPEX announced that it decided not to proceed with any further development activities of Nasulin™, which was currently in Phase II clinical trials.

•
There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in Phase II clinical trials.  Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials.  Diabetology has developed Capsulin IR, an insulin capsule which is currently in Phase II clinical trials.  Access Pharmaceuticals has developed Cobalamin, an oral insulin which is currently in pre-clinical trials.  Dance Pharmaceuticals is developing an inhaled insulin product based on Aerogen’s proprietary OnQ Aerosol Generator technology.

There are also a number of companies developing alternative means of delivering insulin in the form of oral pills, transdermal patches, and intranasal methods, which are at early stages of development.  In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered to compete with insulin products.

Buccal Morphine and Fentanyl Products

•
Cephalon, Inc. received FDA approval in September 2006 for FENTORA™, a fentanyl buccal tablet, and launched the product in the United States shortly thereafter.  Prostrakan Group plc announced receipt of marketing authorization from the German regulatory authorities for their fentanyl sublingual tablet (under the brand name Abstral®) in December 2008.  In the U.S., Abstral® was submitted to FDA for review in August 2009, and in January 2010, Abstral was approved by the FDA.  Prostrakan launched Abstral® under a Risk Evaluation and Mitigation Strategy (REMS) in the first quarter of 2011. In the U.S., additional products that are under development or FDA review utilizing other delivery technologies to administer fentanyl include intranasal fentanyl PecFent® from Archimedes, a fentanyl sublingual spray formulation.

•	Other competing products commonly prescribed to treat persistent pain are Ortho-McNeil’s DURAGESIC® and Purdue Pharmaceuticals’ OXYCONTIN®, MS-CONTIN® and Meda Pharmaceutical’s ONSOLIS®.

Immunomedicine Technology and Products

•
Novavax, Inc. is a clinical-stage biotechnology company which is developing vaccines to address a broad range of infectious diseases, including H1N1, seasonal influenza and respiratory syncytial virus (RSV) using proprietary virus-like particle technology.  Novavax’s season flu vaccine is in Phase II clinical trials and its H5N1 influenza virus-like particle vaccine is in Phase 1 clinical trials.

•
Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system.  Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer.

•
Micromet, Inc. uses two platform technologies to treat cancers, autoimmune diseases and inflammation:  (i) the creation of Single-Chain Antibodies (SCAs) through the use of the antigen-binding region of a full-sized antibody, held together by a linker; and (ii) BiTE® technology which utilizes the body’s CTLs to attack tumor cells. Micromet’s lead product candidate blinatumomab (MT103) is currently the subject of a European pivotal trial in patients with minimal residual disease positive acute lymphoblastic leukemia.

•
Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases.  It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•
Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules.  Its most advanced product candidate, Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer received FDA approval in April 2010.  Dendreon is exploring the application of additional active cellular immunotherapy product candidates and small molecules for the potential treatment of a variety of cancers.

•
Rxi Pharmaceuticals Corporation’s NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•
Cell Genesys, Inc. was developing products for the treatment of prostate cancer using the GVAX™ cancer treatments, which are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety.  Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008.  In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products.  In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and is in Phase II human clinical trials.  In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2011, our expenditures on research and development were $127,208,946. This included $10,250,397 in the year ended July 31, 2011, $13,361,156 in the year ended July 31, 2010 and $13,561,681 in the year ended July 31, 2009.  Research and development activities in 2011 decreased from 2010, as we neared completion of the global Phase III clinical trial of our oral insulin product.  The slight decrease in our research and development activities in 2010 compared to 2009 is due primarily to the continuation of our expenses in connection to global Phase III clinical trials of our oral insulin product compared to the previous year.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented in Note 19 in the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2011, we had twenty-eight full-time employees, including our employees at Antigen, as well as individuals who work for us full-time but are employed by management companies that provide their services. Twelve of our employees are executive and administrative, fourteen are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and two are engaged in corporate and product promotion and product sales. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, David Brusegard, our Chief Operating Officer, Mark Fletcher, President, CEO and General Counsel, Eric von Hofe, President of Antigen, Minzhen Xu, Vice-President Biology of Antigen, and Nikoletta Kallinteris, Senior Research Associate of Antigen.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the fiscal year ended July 31, 2011, we earned revenues of $291,628 which were primarily from sales of our consumer/over-the-counter consumer products.  In the fiscal year ended July 31, 2010, we received modest revenues of approximately $1,172,611 which were also primarily from sales of our consumer/over-the-counter products.  We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in 2011, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.  We have entered in to a sub-distribution agreement in Lebanon, but do not expect any significant revenue from the launch of the product in that country in 2011 or 2012.

To date, we have not been profitable and our accumulated net loss available to shareholders was $347,744,756 at July 31, 2011. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to the completion of an in-country study), Lebanon and Algeria, and our consumer/over-the-counter glucose products, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2011.

To date, we have not been profitable and our accumulated net loss available to shareholders was $347,744,756  at July 31, 2011, and our consolidated balance sheet reflects a stockholders’ deficiency of $8,442,136. We received a report from our independent auditors for the year ended July 31, 2011 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern.  Management believes that we need to secure financing to continue our operations.

We will need additional capital.

To progress in product development or marketing, we will need additional capital which may not be available to us. This may delay our progress in product development.

We will require funds in excess of our existing cash resources:

•	To proceed with the development of our buccal insulin product;
•	To finance the research and development of new products based on our buccal delivery and immunomedicine technologies, including clinical testing relating to new products;
•	To finance the research and development activities of our subsidiary Antigen with respect to other potential technologies;
•	To finance the licensing or sale of developed products to major pharmaceutical companies;
•	To develop or acquire other technologies or other lines of business;
•	To finance general and administrative activities that are not related to specific products under development;
•	To effect our strategic development plan; and
•	To otherwise carry on business.

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

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India(subject to further study),  and our glucose spray which are available in certain retail outlets in the United States and Canada and in the Middle East. To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we expect to receive only modest revenues, if any, from product sales in fiscal year 2012. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador, Lebanon, Algeria and India (subject to the completion of an in-country study). We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at clinical trial sites in North America according to the Phase III clinical plan.

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

Similarly, the successful commercialization of our consumer/over-the-counter glucose spray product line may be hindered by manufacturing, marketing and distribution limitations.

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

Our products will compete with existing and new therapies and treatments. We are aware of a number of companies currently seeking to develop alternative means of delivering insulin, as well as new drugs intended to replace insulin therapy at least in part. We are also aware of a number of companies currently seeking to develop alternative means of enhancing and suppressing peptides. In the longer term, we also face competition from companies that seek to develop cures for diabetes and other malignant, infectious, autoimmune and allergic diseases through techniques for correcting the genetic deficiencies that underlie some of these diseases.

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

Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have discontinued development and/or sale of their inhalable forms of insulin. Unlike inhaled insulin formulations, Generex Oral-lyn™ is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages, including the ease of use, portability, avoidance of pulmonary inhalation and safety profile.  Furthermore, insulin administered through the Generex Oral-lyn™ RapidMist™ technology is absorbed directly into the blood stream and not only acts rapidly, but returns to baseline quickly, thereby minimizing the chance of developing hypoglycemia.

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

Risks Related to Ownership of Our Common Stock

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

Provisions of the Delaware General Corporation Law may prohibit us from making required payments with respect to our Series A 9% convertible preferred stock, which default may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our preferred stock.

We are incorporated in the State of Delaware and are subject to the provisions of the Delaware General Corporation Law (the “DGCL”). Section 170 of the DGCL provides, among other things, that a Delaware corporation may declare and pay dividends upon shares of its capital stock out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the DGCL.  As of the date hereof, we have 620 shares of our Series A 9% convertible preferred stock outstanding.  As of the date hereof, we have sufficient surplus to make dividend payments with respect to our outstanding Series A 9% convertible preferred stock, as well as sufficient surplus to make the make-whole payments that may be due to the holders of our Series A 9% convertible preferred stock, should such make-whole payments be deemed a dividend under the DGCL.   However, our surplus will decrease as we spend our capital on operational activities, unless our spending is offset by capital-raising transactions.  If our surplus is less than then-due dividend payments, including make-whole payments if they are deemed a dividend under the DGCL, we will be prohibited by the DGCL from making the dividend or make-whole payment, which may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our Series A 9% convertible preferred stock.

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. Currently approximately 99,955,190 shares of common stock are issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010, in the registered direct offering in January to April 2011 and in the registered direct offering in July 2011, which represents approximately 32% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, in the registered direct offering in January to April 2011 and in the registered direct offering in July 2011, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

We own a laboratory facility in Toronto that we have used for limited production of our oral insulin formulation for clinical purposes, and have completed a pilot manufacturing facility for our insulin and glucose products in the same commercial complex. Our laboratory facility is approximately 2,650 square feet. Our pilot manufacturing facility, which also includes laboratory facilities, is approximately 4,800 square feet. We also own all additional units in the same building where our pilot manufacturing facility is located. These units are currently leased to third parties with the exception of two units being used by us for packaging and storage. These units are reflected in Assets Held for Investments on the accompanying consolidated balance sheets. All of these spaces could be used for manufacturing facilities if necessary. We have obtained regulatory approval for the laboratory facility and the pilot manufacturing facility.

We have mortgages on our Toronto properties totaling $3,080,066 at July 31, 2011. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $28,000 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,210,271 in fiscal 2012.

We lease approximately 4,336 square feet of office and laboratory space in Worcester, Massachusetts that Antigen uses for its research and development activities at an annual rent of approximately $180,000. This space is sufficient for Antigen’s present activities.

We do not expect to need additional manufacturing capabilities in Canada related to our insulin product beyond our pilot facility. At the end of fiscal 2011, we owned an 11,625 square foot building in Brampton, Ontario, which is approximately 25 miles outside Toronto, and a 13,500 square foot building in Mississauga, Ontario, which is about 20 miles from downtown Toronto.  At the end of fiscal 2011, both properties were leased to third parties. These properties are reflected in Assets Held for Investments on accompanying consolidated balance sheets.  On August 26, 2011, we sold the Brampton and Mississauga properties for gross proceeds of $1,809,926.  These properties had a net book value of $1,073,837, and the resulting gain on sale of these investment properties will be recognized in the first quarter of fiscal 2012.  The net cash proceeds after discharge of mortgages and payment of real estate commissions was approximately $1,000,000.

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

Disputes with Former Officer

In May 2011, Rose C. Perri, our former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against us.  On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice, Commercial List, against Generex, two of our affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), three of our independent directors (John P. Barratt, Nola Masterson and Brian T. McGee), our President and Chief Executive Officer (Mark A. Fletcher), our Chief Operating Officer (David Brusegard) and our Acting Chief Financial Officer (Stephen Fellows).  In the notice of application, Ms. Perri seeks, among other things, a declaration that respondents’ actions, including the termination of Ms. Perri’s employment with Generex, have prejudiced her interest as a shareholder, officer and director of Generex, an order for the production of certain financial records, and the appointment of an interim receiver for our two affiliates.  On July 15, 2011, the Court ordered that this matter be heard together with the action brought by Ms. Perri for wrongful termination as described in the next paragraph.  We intend to vigorously defend this action. We are not able to predict the ultimate outcome of this legal proceeding at the present time.

On May 20, 2011, Ms. Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming the following as defendants:  Generex, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher.  In this action, Ms. Perri has alleged that the defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with Generex.  Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages.  On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused Generex to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs.  The factual basis for the counterclaim involves payments made by Generex to third parties believed to be related to Ms. Perri.  For a discussion of certain of these related party transactions, see the disclosures under the  caption “Certain Related Party Transactions”  under Part II, Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K.  We intend to defend this action and pursue our counterclaim vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On June 1, 2011, Golden Bull Estates Ltd. filed a claim in the Ontario Superior Court of Justice, naming Generex, 1097346 Ontario, Inc. and Generex Pharmaceuticals Inc. as defendants.  The plaintiff, Golden Bull Estates, is controlled by Ms. Perri.  The plaintiff alleges damages in the amount of $550,000 for breach of contract and $50,000 for punitive damages, plus interest and costs.  The plaintiff’s claims relate to an alleged contract between the plaintiff and Generex for property management services for certain Ontario properties owned by Generex.  Generex terminated the plaintiff’s property management services in April 2011.  After Generex served a motion for summary judgment the plaintiff amended its claim and alleged new causes of action and additional damages of $1,249,594 claiming that for a number of years the plaintiff had made mortgage payments for a property owned by Generex, as a result of which the plaintiff has some type of equitable interest in the property.  We are in the process of defending the amended claim and will do so vigorously.  No date for a hearing on this matter has been scheduled.  We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals, Inc. , the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice, claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by Generex on its sale of two properties to Golden Bull Estates, a company controlled by Ms. Perri.  The suit alleges that no consideration was received when Generex purchased the two properties from Antonio Perri in 1998.  We intend to respond to this statement of claim and to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Item 4.   [Removed and Reserved]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex

Mark A. Fletcher	46	President/Chief Executive Officer, General Counsel and Director

Stephen Fellows	45	Acting Chief Financial Officer

Dr. David Brusegard	67	Chief Operating Officer and Secretary

Mark A. Fletcher, Esq. has served as our President and Chief Executive Officer since March 2011.  Mr. Fletcher was elected to serve as a member of the Board of Directors at our annual meeting of stockholders held on June 8, 2011. Mr. Fletcher was appointed interim President and Chief Executive Officer on September 29, 2010 to succeed Anna E. Gluskin, who was terminated as President and Chief Executive Officer on that date.  On September 29, 2010, Mr. Fletcher was also appointed Secretary and served as such until June 8, 2011.  He served as Executive Vice President and General Counsel since April 2003, and he continues in his role as General Counsel. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

Stephen Fellows has served as our Acting Chief Financial Officer since March 2011.  Mr. Fellows has served as our Vice President, Finance since June 2009.  From August 2005 to December 2008, Mr. Fellows was employed by Sona Mobile Holdings Corporation, a publicly held software company which developed software applications for mobile devices, where he served as Chief Financial Officer.  From September 1996 to August 2005, Mr. Fellows worked at 3Com Corporation, where he served in several positions including as the Director of Finance of the corporate accounting group in Marlborough, MA and Director of Finance & Operations of 3Com’s Canadian subsidiary.  From January 1992 to August 1996, Mr. Fellows worked at Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as Controller for Pennzoil Canada. Mr. Fellows received a Bachelor of Business Administration degree from Wilfrid Laurier University in 1988 and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto in 1990.

David Brusegard has served as Chief Operating Officer since March 2011 and was appointed Secretary on June 8, 2011.  Dr. Brusegard served as a consultant to Generex from March 2010 to March 2011.  From 2007 to March 29, 2011, Dr. Brusegard held the position of President of The OSLO Group, his consulting firm. He served as Chief Executive Officer of the Pentius Group from 2004 to 2007. The Pentius Group was a five-company group which designed, sold, and marketed health insurance, and operated a managed care facility staffed with nurses supervised by physician directors. Pentius Group’s company assets were sold in 2007 to Canam Insurance of Windsor, Ontario. Dr. Brusegard has a breadth of experience in several fields, including, medical record design, health informatics, health insurance, digital mapping, database design, global positioning systems applications, business management and strategic planning. He was a senior economist at Statistics Canada for a decade, an adjunct professor at the University of Toronto and taught information ethics and information law at Ryerson University. He has consulted internationally on information management for the World Bank as well as major consumer packaged goods companies, hospitals, municipalities, and all levels of government. Other recent positions of note include; Vice President, Analytics for ICOM Communication and Information, President of Geographic Decision Support Systems, and CEO, Tristar Software. Dr. Brusegard performed his graduate work at The University of North Carolina at Chapel Hill, and the University of Calgary from which he holds a Ph.D. Phil., awarded in 1976.

Other Key Employees and Consultants

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

Eric von Hofe, Ph.D., is currently President of Antigen and was elected to our Board of Directors on June 8, 2011. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.

Dr. Minzhen Xu is Vice President - Biology of Antigen. Dr. Xu received an M.D. from Shanghai Medical University in China and a Ph.D. in immunology from University of Massachusetts Medical School. He has been with Antigen since its inception and is the company’s chief experimentalist.

George Markus is Vice President of Regulatory and Scientific Affairs. Mr. Markus holds a B.Sc. (Honours) in theoretical chemistry from Dalhousie University and a M.Sc. in analytical chemistry from McGill University. He is an instructor at the Academy of Applied Pharmaceutical Sciences in Toronto, Canada. In his more than twenty-five years in the industry, he has been President & Chief Executive Officer of Consolidated Clinical Research of Canada Inc., a site management organization (SMO) that manages the coordination of clinical research sites, and has worked in Quality Assurance / Special Projects / Clinical Operations and as a Director, Regulatory Affairs for Dimethaid Research Inc. Mr. Markus has also held regulatory affairs positions with Pasteur Merieux Connaught, Biovail Corporation International, Sanofi Winthrop, Genpharm Inc. Pharmaceuticals, and Sandoz Canada Inc.

Scientific Advisory Board

Dr. James H. Anderson, Jr. was elected to our Board of Directors on June 8, 2011.  Dr. Anderson, a former Lieutenant Colonel in the United States Army's Medical Corps, worked for Eli Lilly and Company from 1985 until 2009.  From July 2006 to December 2009, Dr. Anderson served as Eli Lilly's Senior Medical Director, Diabetes and Cardio-metabolic Medicine. Dr. Anderson is presently a Clinical Associate Professor of Medicine in the Division of Endocrinology and Metabolism at Indiana University Medical School, a member of the American Diabetes Association's Community Leadership Board, and a member of the editorial boards of the peer-reviewed journals Diabetes, Technology and Therapeutics and Journal of Diabetes Science and Technology. Dr. Anderson is also an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the United Kingdom and a Fellow of the American College of Endocrinology.

Dr. Gerald Bernstein, M.D., F.A.C.P. graduated from Dartmouth College and Tufts University School of medicine. He is board certified in internal medicine (1966) and endocrinology and metabolism (1973). He entered practice in 1966 after completing a research fellowship. Dr. Bernstein is an associate clinical professor at Albert Einstein College of Medicine in New York. He is an attending physician at Beth Israel Medical Center, Lenox Hill Hospital (1974) and Montefiore Medical Center (1966). He served on the National Board of Directors of the American Diabetes Association, its research foundation and many national committees. Dr. Bernstein is a past president of the American Diabetes Association and was Director of the Beth Israel Health Care Systems Diabetes Management Program. He is currently Director of the Diabetes Management Program of The Friedman Diabetes Institute at Beth Israel Hospital in New York.  He has served as Vice President for Medical Affairs at Generex Biotechnology Corp. since 2001 and served as a Director of Generex from October 2002 to May 2008.

Dr. Craig Eagle attended medical school at the University of New South Wales, Sydney, Australia and received his general internist training at Royal North Shore Hospital in Sydney. He completed his hemato-oncology and laboratory hematology training at Royal Prince Alfred Hospital in Sydney. He was granted Fellowship in the Royal Australasian College of Physicians (FRACP) and the Royal College of Pathologists Australasia (FRCPA). After his training he performed basic research at the Royal Prince of Wales hospital to develop a new monoclonal antibody to inhibit platelets. He joined Pfizer Australia in 2001 as part of the medical group. In Australia, his role involved leading and participating in scientific research, regulatory and pricing & re-imbursement negotiations for compounds in therapeutic areas including oncology, anti-infectives, respiratory, arthritis and pain management.  In 2003, Pfizer relocated Dr. Eagle to the United States where he was appointed as the world wide lead for development of celecoxib in oncology to oversee the global research program. Since that time he has had increasing responsibility for overseeing the global research plans and teams for irinotecan and dalteparin. In 2007, he became head of the oncology therapeutic area global medical group for Pfizer, including the US oncology business. Dr. Eagle has led, or been directly involved with, teams that resulted in eight new products or indications. As part of his current role at Pfizer, he has led the integration of the Pfizer/Wyeth oncology businesses and portfolio.

Dr. Jaime Davidson, MD., F.A.C.P. was appointed a consultant Medical Director for Generex in July, 2006. Dr. Davidson is the President of Endocrine and Diabetes Associates of Texas, based at the Medical City Dallas Hospital complex, and a Clinical Associate Professor of Internal Medicine at University of Texas Southwestern Medical Center in Dallas, Texas. Dr. Davidson chaired the Diabetes Consensus Guidelines for the American College of Endocrinology and serves as Director of the Annual Intensive Diabetes, Endocrinology and Metabolic Diseases Course for the University of Southern California Keck School of Medicine. He serves as a council member for the Texas Department of Health Services, appointed by Texas Governor Rick Perry. In 2006 Dr. Davidson was distinguished by the American Association of Clinical Endocrinologists with an award for his contributions to the improvement of endocrine health for under-served populations, and by the American Diabetes Association with the Harold Rifkin MD award for his international contributions in the diabetes field. In the past, he has held positions with the National Diabetes Advisory Board, the National Institutes of Health, the Centers for Disease Control, the Institute of Medicine, and the boards of directors of the American Diabetes Association, the American Association of Clinical Endocrinologists, and the American College of Endocrinology. He served in higher education for a six year term as a Regent of Midwestern State University in Texas appointed by then Governor George W. Bush. He has also served in the President's Council for Fitness and Sports, chaired the Texas Diabetes Council of the Texas Department of Health for several years where he instituted the Texas Diabetes Algorithm, and under his guidance the Texas Diabetes Institute was established with the University of Texas Health Science Center in San Antonio, Texas. Dr. Davidson's experience in clinical pharmacology began with a Clinical Pharmacology Fellowship at Lilly Laboratories for Clinical Research and it continued with multiple clinical trials. In addition, he was an advisor to the Food and Drug Administration (FDA) on the Endocrinology and Metabolism Advisory Board. Dr. Davidson's Internal Medicine training was completed at Scott and White Hospital (now known as Texas A&M University) and his Endocrinology training at University Of Indiana. Dr. Davidson was appointed a consultant Medical Director for Generex in July, 2006.

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the OTC Bulletin Board under the symbol "GNBT.OB."  Our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) on June 5, 2003.  On October 21, 2010, our common stock was delisted due to our failure to regain compliance with the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2011.  The prices below reflect the high and low sales prices for our common stock reported on the NASDAQ Capital Market for each fiscal quarter of fiscal 2010 and the first quarter of fiscal 2011, and the high and low bid information for the second, third and fourth quarters of fiscal 2011.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low

Fiscal 2011
First Quarter	$0.56	$0.26
Second Quarter	$0.35	$0.24
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.25	$0.12

Fiscal 2010
First Quarter	$1.01	$0.51
Second Quarter	$0.73	$0.45
Third Quarter	$0.70	$0.36
Fourth Quarter	$0.47	$0.31

As of October 14, 2011, there were approximately 617 holders of record of our common stock.  Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future.  For information about the dividend that we will pay on our Series A 9% Convertible Preferred Stock, see the discussion under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Financial Condition, Liquidity and Resources and the subheading Financing – July 2011 in this Annual Report on Form 10-K.

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

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing July 31, 2006 and ending on July 31, 2011. The comparison assumes the investment of $100 on July 31, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2011.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until September 30, 2011.  During the three months ended July 31, 2011, we issued 450,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended July 31, 2011, we issued 102,455 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Market Update Network Corp., a consultant, pursuant to an agreement to provide us with public relations and marketing consultation services on March 30, 2011.  During the three months ended July 31, 2011, we issued 155,556 shares of common stock to Market Update Network Corp.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Market Update Network Corp. is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2011.

Item 6.	Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2011, 2010, 2009 and 2008 were audited by MSCM LLP, and our financial statements for the years ended July 31, 2007 were audited by Danziger Hochman Partners LLP (formerly known as Danziger & Hochman, Chartered Accountants which merged with MSCM LLP effective as of August 1, 2008).

In thousands (except per share data)	2011	2010	2009	2008	2007

Operating Results:
Revenue	$292	$1,173	$1,118	$125	$180
Net Loss	(21,676)	(25,280)	(45,812)	(36,229)	(23,505)
Net Loss Available to Common Stockholders	(22,442)	(25,280)	(45,812)	(36,229)	(23,505)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(0.08)	(0.10)	(0.32)	(.33)	(.22)

Financial Positions:
Total Assets	$12,006	$24,575	$24,814	$38,148	$46,404
Long-Term Debt	$1,870	$1,824	$1,854	$1,355	$3,059
Convertible Debentures	$—	$—	$—	$4,719	$—
Preferred Stock*	$—	$—	$—	$—	$—
Stockholder's (Deficiency)/Equity	$(8,442)	$8,971	$14,224	$22,647	$36,071

* At July 31, 2011, there were 1,287 shares of convertible preferred stock outstanding which have a face value of $1,000 per share ($1,287,000 in aggregate), but which have an accounting value of zero.  See Note 12 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  There was no preferred stock outstanding in any of the fiscal years 2007 through 2010, inclusive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2011, 2010 and 2009. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2011 and the information discussed in Part I, Item 1A - Risk Factors.

Overview of Business

We are engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen, we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™.  We have submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries including Syria, Bangladesh, Kenya, Yemen, Iran, Sudan, Jordan and Armenia.  While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008.  Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador.  The final subjects completed the trial in August 2011 and we hope to finalize the results from the trial by the end of the 2011 calendar year.

Using our buccal delivery technology, we have also launched a consumer/over-the-counter glucose spray called Glucose RapidSpray™. While we believe this product complements Generex Oral-lyn™ and may provide us with an additional revenue stream prior to the commercialization of Generex Oral-lyn™ in major jurisdictions, we do not plan to expend significant resources to market this product.  Revenues will not likely be significant unless we engage a major marketing partner to distribute, market and sell this product.  In fiscal 2011, 2010 and 2009, we received modest revenues from sales of our commercially available consumer/over-the-counter products.  The products are available in retail stores and independent pharmacies in the United States and Canada.  In addition, we have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®. To date, we have received modest revenues from sales of these products which are available in retail stores and independent pharmacies in the United States and Canada.  We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product.

We are a development stage company. From inception through the end of the year ended July 31, 2011, we have received only limited revenues from operations. In the fiscal years ended July 31, 2011, 2010 and 2009, we generated $291,628, $1,172,611 and $1,118,509 in revenue. The revenue in fiscal 2009 included $500,000 relating to an upfront license fee for the signing of a license and distribution agreement for Generex Oral-lyn™, while the remainder of the revenue in each of the fiscal periods pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™), our buccal morphine product and Antigen’s peptide immunotherapeutic vaccines.

During the fiscal year ended July 31, 2011, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

Although we initiated regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year.

During the fiscal year ended July 31, 2011, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece. Preliminary pre-clinical work has commenced with respect to the experimental vaccine for patients with acute myeloid leukemia at Beijing Daopei Hospital in China.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products.  During the fiscal year ended July 31, 2011, approximately 75% or $7,669,139 of our $10,250,397 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine or other buccal projects.  During the fiscal year ended July 31, 2010, approximately 86% or $11,516,050 of our $13,361,156 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the fiscal year ended July 31, 2009, approximately 84% of our $13,561,681 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 25% or $2,581,258 of our research and development expenses for the fiscal year ended July 31, 2011 was related to Antigen's immunomedicine products, compared to approximately 14% or $1,845,106 of our research and development expenses for the fiscal year ended July 31, 2010 and approximately 16% or $2,136,979 of our research and development expenses for the fiscal year ended July 31, 2009. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Revenue Recognition. Net sales of our over-the-counter consumer products are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for us. In the event where the customers have the right of return, sales are deferred until the right of return lapses, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our balance sheet as of July 31, 2011 and 2010, we used the binomial lattice model to estimate the fair value of these warrants.  Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations
Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

Our net loss available to shareholders for the fiscal year ended July 31, 2011 (fiscal 2011) was $22,442,284 versus $25,279,940 in the fiscal year ended July 31, 2010 (fiscal 2010). The decrease in net loss in fiscal 2011 versus fiscal 2010 is primarily due to the decrease in operating expenses by over $5 million in fiscal 2011, offset by a smaller gain due to the revaluation of the derivative warrants in fiscal 2011 of $2,220,916 versus a gain of $4,125,590 is fiscal 2010. Our operating loss for fiscal 2011 decreased to $24,533,082 compared to $29,429,817 in fiscal 2010. The decrease resulted primarily from a decrease in research and development expenses to $10,250,397 from $13,361,156, a decrease in selling expense to $1,025,774 from $3,709,767 offset by a slight increase in general and administrative expenses to $13,392,920 from $12,719,239. Revenue decreased to $291,628 from $1,172,611, while gross profits decreased to $136,009 from $360,345. The decrease in revenue and gross profit is attributable to lower sales of our consumer/over-the-counter products in North America, as well as the Middle East North African region.

The increase in general and administrative expenses is primarily related an increase in professional expenses, including the issuance of stock in exchange for financial and consulting services which amounted to $1,856,505 in fiscal 2011 versus $961,862 in fiscal 2010.  The decrease in selling expenses for fiscal 2011 versus fiscal 2010 is associated with a reduction in advertising and promotion related to our consumer/over-the-counter products, as well as a reduction of costs associated with our MENA sales office in Dubai.   Research and development expenses decreased by over $3 million in fiscal 2011 from fiscal 2010, as expenditures relating to the Phase III trials for our Generex Oral-lyn™ product decreased significantly in fiscal 2011 versus fiscal 2010, which was partially offset by increases in the cost of Phase II trials for Antigen’s immunomedicine products.

Our interest expense in fiscal 2011 decreased slightly to $208,906, compared to interest expense of $210,083 in fiscal 2010.  Our interest income decreased to $6,455 in fiscal 2011from $27,045 in fiscal 2010 primarily due to lower average cash balances. We received higher income from rental operations (net of expense) of $349,458 in fiscal 2011 compared to $206,575 in fiscal 2010 due to higher tenancies in fiscal 2011, in addition to the positive impacts of a stronger Canadian dollar.

Our net loss available to shareholders was increased by $766,417 in fiscal 2011 relating to a preferred stock dividendas a result of the accounting treatment of our convertible preferred stock financing in July 2011.  This amount represents a deemed dividend  to the investors as a result of this financing, as further described in Note 12 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  There was no preferred stock dividend in fiscal 2010.

Year Ended July 31, 2010 Compared to Year Ended July 31, 2009

Our net loss for the fiscal year ended July 31, 2010 (fiscal 2010) was $25,279,940 versus $45,812,228 in the fiscal year ended July 31, 2009 (fiscal 2009).  The decrease in net loss in fiscal 2010 versus fiscal 2009 is primarily due to the decrease in interest expense to $210,083 from $20,114,595.  The interest expense in fiscal 2009 consisted primarily of the non-cash interest expense related to the amortization of the discount on the secured convertible notes issued in March 2008 of $15,931,481.  The decrease in fiscal 2010 interest expense was offset by an increase in operating expenses of $2,943,225.  In addition, there was a non-cash gain of $4,125,590 in fiscal 2010 relating to the fair valuation of the derivative warrant liability as of July 31, 2010.  Our operating loss for fiscal 2010 increased to $29,429,817 compared to $26,256,160 in fiscal 2009.  The increase resulted primarily from an increase in selling expense to $3,709,767 from $2,120,903, an increase in general and administrative expenses to $12,719,239 from $11,164,352, offset by a slight reduction in research and development expenses to $13,361,156 from $13,561,861.  Revenue increased marginally to $1,172,611 from $1,118,509, while gross profits decreased to $360,345 from $590,776.  The decrease in gross profit is attributable to a non-refundable license fee relating to the signing of a licensing and distribution agreement in Korea for Generex Oral-lyn™ being included in fiscal 2009 revenues, while in fiscal 2010 revenue consisted primarily of sales of our consumer/over-the-counter consumer products in North America, as well as the Middle East North African region.

The increase in general and administrative expenses is primarily related to the non-cash, one time stock option modification charge of $875,773 in fiscal 2010, charges of $767,373 related to the executive options granted in fiscal 2010, as well as an increase in professional expenses, including the issuance of warrants in exchange for financial services resulting in a non-cash expense of $591,000 versus fiscal 2009.  The increase in selling expenses for fiscal 2010 versus fiscal 2009 is associated with increased advertising and promotion of our consumer/over-the-counter products, as well as the costs associated with our MENA sales office in Dubai.   Research and development expenses remained fairly static from fiscal 2010 and fiscal 2009, as expenditures relating to the Phase III trials for our Generex Oral-lyn™ product, as well as Antigen’s early stage trials for its immunomedicine products, remained at roughly the same levels as the prior year.

Our interest income decreased to $27,045 in fiscal 2010 compared to $237,977 in fiscal 2009 primarily due to lower market interest rates. We received lower income from rental operations (net of expense) of $206,575 in fiscal 2010 compared to $320,547 in fiscal 2009.

Financial Condition, Liquidity and Resources

Sources of Liquidity

As of July 31, 2011, our current cash position will not be sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $6.5 million during fiscal 2011, our cash balances were very low during portions of fiscal 2011.

On March 30, 2011, our realigned management team announced its strategic development plan for Generex’s future growth. The plan included the spin-out of Antigen Express, a reverse stock split for Generex and a rights offering to Generex stockholders. As proposed, we would spin out Antigen Express as a separate DTC-eligible company, register its shares with the Securities and Exchange Commission (the “SEC”), and seek to list its shares on a national securities exchange. Management believes that the spin-out would increase value for stockholders and provide Antigen Express with ready access to capital markets to finance its on-going clinical and regulatory initiatives. Management further believes that the spin-out would benefit Generex, by allowing Generex to hold a controlling interest in a publicly-traded company while continuing to focus on maximizing opportunities for its buccal drug delivery platform. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders.  No determination has been made as to the timing of the proposed spin-out.  This Annual Report on Form 10-K does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities.

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, our Board of Directors will only seek to implement a reverse stock split in conjunction with an effort to list our common stock on a national stock exchange.  As there are significant conditions, in addition to the minimum share price, which must be met before we can be considered for listing, management does not anticipate that the Board of Directors will move forward with a reverse stock split in the near future.  Management’s contemplated rights offering of common stock and warrants to our stockholders is contingent upon the occurrence of the reverse stock split and listing of our common stock.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  Through the shelf registration statement (File No. 333-164591) that we filed on January 29, 2010 and which was declared effective on February 9, 2010, we raised an aggregate of $4,056,000 in gross proceeds between January and April 2011 and raised an additional $2,575,000 in gross proceeds in July 2011 pursuant to a convertible preferred stock purchase agreement with takedowns from the shelf registration statement as described below.  Upon the filing of this Annual Report on Form 10-K, we will no longer be eligible to use the shelf registration statement as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates is less than $75 million or more.

In addition, management is actively pursuing industry collaboration activities, including product licensing and specific project financing, and potential strategic partners in the consumer market for diabetes-related products.

We believe that the Phase III clinical trial for Oral-lyn™ in the United States and Canada represents a significant milestone event.  We believe that the successful commercial launch of Oral-lyn™ in countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Unforeseen problems with our clinical program, manufacturing and commercialization plans in Ecuador, India, Lebanon or Algeria or with the conduct of Phase III clinical trials for Oral-lyn™ or further negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available.   We cannot provide any assurance that we will obtain the required funding.  Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations.

Equity Financings

Following is a summary of the equity financing activities that we completed in fiscal 2011.

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

The exercise price of the warrants issued to the investors in the initial closing and pursuant to the option is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions.  The exercise price of the warrants is also subject to an adjustment upon the occurrence of certain events, including the issuance by us of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Certain issuances of common stock, warrants or options are permitted without triggering the anti-dilution provisions.  These permitted issuances are described in Note 14 to the Notes to Consolidated Financial Statements in Part II - Item. 8 Financial Statements and Supplementary Data of this Annual Report on Form 10-K.  In addition, with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815, as described in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

The offering and sale, including the issuance of shares to Seahawk, was made pursuant to our shelf registration statement on Form S-3 (File No. 333-164591).

Financing – July 2011
Series A 9% Convertible Preferred Stock and Warrants

On July 8, 2011, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 2,575 shares of our non-voting Series A 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock at the initial closing. The convertible preferred stock and warrants were sold in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of our common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $2,575,000 at the initial closing. An aggregate of 34,333,334 shares of our common stock were issuable upon conversion of, or exercise of, the convertible preferred stock and warrants issued at the initial closing.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the our common stock at an effective conversion price of $0.15 per share, and will accrue a 9% dividend until July 8, 2014 and, beginning on July 8, 2014 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on September 30, 2011 and on each conversion date in cash, or at the our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to July 8, 2014, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning July 8, 2014, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the convertible preferred stock in cash upon the occurrence of certain triggering events, including the failure to provide an effective registration statement covering shares of common stock issuable upon conversion of the convertible preferred stock, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control, the occurrence of certain insolvency events, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock.  If the holders of shares of outstanding convertible preferred stock exercised such redemption right, we anticipate that we would be obligated to issue approximately 12 million shares of common stock, in the aggregate, to such holders in consideration of the redemption price based on the current number of 620 shares of the convertible preferred stock which have not yet been converted as of the date of this report using 75% of an estimated stock price of $0.09 per common share and 130% of the aggregate face value of the currently outstanding convertible preferred stock.

In conjunction with the issuance of the convertible preferred stock, we also issued 17,166,666 warrants to the investors.  Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.25 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

In addition, until the first anniversary of date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,575,000, which units will be identical to the units of convertible preferred stock and warrants issued in connection with the July 2011 closing.

As of July 31, 2011, 8,586,665 shares of common stock had been issued upon the conversion of 1,288 shares of convertible preferred stock and 2,323,083 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock.  As of July 31, 2011, 1,287 shares of convertible preferred stock were issued and outstanding. A further 667 shares of convertible preferred stock were converted after July 31, 2011 and up to the date of this report at which date 620 shares of convertible preferred stock are issued and outstanding.  As of July 31, 2011, 17,166,666 warrants issued in connection with this transaction were outstanding as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
July 11, 2011*	17,166,666	0.25	July 11, 2016

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

As of October 14, 2011, all of the warrants issued in the aforementioned registered direct offerings were exercisable.   At October 14, 2011, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January 2011 registered direct offering were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

January 25, 2011*	20,000,000	0.15	January 25, 2016

March 25 – April 8, 2011*	6,760,001	0.15	March 25 – April 8, 2016

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature.  The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25 and currently to $0.15 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009 and January and July 2011.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect.  In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment.  We account for these warrants with price protection in accordance with ASC 815 as described in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

As of June 3, 2011, outstanding Series Warrants were as follows:
Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	30,648,261	$0.15	March 31, 2016

March 31, 2008	5,659,089	$0.15	September 30, 2016
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

Cash Flows for the Year Ended July 31, 2011

For the fiscal 2011 year, we used $16,931,368 in cash to fund our operating activities. The use for operating activities included a net loss of $21,675,867.  Cash used in operating activities decreased due to an increase of $1,811,120 related to accounts payable and accrued expenses, a decrease in inventory of $1,197,768, a decrease related to other current assets of $116,171 and a decrease of $62,200 in accounts receivable, which were offset by a $28,152 decrease in deferred revenue.

The use of cash was offset by non-cash increases of approximately $742,961 related to depreciation and amortization, $1,037,464 in stock-based compensation, amortization of options and option modifications related to employees, executives and directors, $1,990,005 in stock-based compensation for services rendered and $35,878 related to a loss on disposal of property and equipment.  These non-cash increase adjustments to reconcile the net loss to net cash used, were offset by a non-cash gain of $2,220,916 related to the revaluation of the derivative warrants.

We had net cash outflows from investing activities of $287,367 in fiscal 2011, primarily consisting of payments for property and equipment of $52,383 and costs incurred for patents of $234,984.

We had net cash flows from financing activities of $6,130,127 in fiscal 2011.  We received net proceeds of $3,939,000 from issuances of common stock in our January to April registered direct offerings.  We received $2,315,000 in net proceeds from sales of convertible preferred stock in July 2011.  We received $577 in cash proceeds from exercises of stock options.  We made principal payments on our capital leases and long-term debt of $124,450.

Our net working capital at July 31, 2011 decreased to negative $5,568,217 from $8,096,206 at July 31, 2010, which was attributed largely to our net cash outflows from our operating activities, offset by our fiscal 2011 financing activities.

Funding Requirements

We expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe.  We may also devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors, including countries where we currently have approval or have submitted regulatory dossiers for approval.

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

On June 6, 2011, we announced that we, together with Global Medical Direct, Inc. ("GMD") and its stockholders, mutually decided not to proceed with our previously announced acquisition of a 51% interest in GMD.  GMD is a DME and pharmaceutical provider specializing in direct-to-consumer diabetes supplies and medications.  Management determined that the acquisition was premature in light of the continuing regulatory approval process for Generex Oral-lyn™.  GMD and its stockholders agreed to waive payment of the break-up fee under the terms of the purchase agreement.

In addition to the resources that we will dedicate to regulatory approval and commercialization of Generex Oral-lyn™, we will expend resources on further clinical development of our immunotherapeutic vaccines.

Our future funding requirements and our ability to raise additional capital will depend on factors that include:

•	the timing and amount of expense incurred to complete our clinical trials, including any additional trials which are required;

•	the costs and timing of the regulatory process as we seek approval of our products in development;

•	the advancement of our products in development;

•	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

•	opportunities to pursue strategic partnerships through alliances or acquisitions in the consumer market for diabetes-related products;

•	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™;

•	the timing, receipt and amount of sales, if any, from our consumer/over-the-counter products;

•	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

•	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

•	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development; and

•	the receptivity of the financial market to biopharmaceutical companies.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenue or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors, and we do not have any non-consolidated special purpose entities.

Contractual Obligations

The following table of contractual obligations as of July 31, 2011 includes interest obligations.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligations	$3,451,882	$1,350,751	$1,532,464	$568,667	$-
Convertible Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	145,809	-	145,809	-	-
Purchase Obligations *	-	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-

Total	$3,597,691	$1,350,751	$1,678,273	$568,667	$-

*
The long-term obligations of Generex to purchase insulin under its supply agreement with sanofi-aventis entered into on December 7, 2009 are not included in the table above because the quantities and prices relating to Generex’s obligations are subject to confidential treatment.

Certain Related Party Transactions

Through April 20, 2011, we used a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri.  Ms. Perri and Ms. Gluskin are former executive officers of Generex.  In the nine-month period ended April 30, 2011 and the fiscal years ended July 31, 2010 and July 31, 2009, we paid the management company $40,778, $55,691 and $47,981, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company.  On April 20, 2011, we formally terminated the relationship, and no further property management fees will be paid to this company.

During the period from June 2005 to November 2010, Generex paid Time Release Corp. an aggregate amount of approximately $1,030,000.  During the period from 2006 to 2008, Time Release, at the direction of Ms. Perri, made payments of at least $285,000 of the funds received from Generex to Angara Investments Limited and directed certain additional payments to Golden Bull Estates Ltd.  Angara Investments is believed to be owned and controlled by Ms. Perri and Ms. Gluskin, former executive officers and directors of Generex.  Golden Bull Estates is controlled by Ms. Perri.  The payments to Time Release were discovered following the termination of Ms. Perri and were not approved by the Board of Directors of Generex, or any committee thereof, at any time.

During the period from September 2006 through February 2010, Generex made payments in excess of $700,000 to an Ecuadorian corporation, MediExpress S.A., at the direction of Ms. Perri.  Generex also paid approximately $385,000 to the principal of MediExpress during the period from August 2004 to December 2010 at the direction of Ms. Perri.  We are aware that Ms. Perri had other business relationships with Medi-Express’ principal, and we have not been able to determine what business purpose of Generex was served by these payments

The Special Committee of independent members of the Board of Directors retained outside counsel to investigate the foregoing payments.  Based on the foregoing payments and other actions of Ms. Perri discovered following her termination, Generex has filed a counterclaim to litigation commenced by Ms. Perri against Generex.  See the discussion under the caption “Dispute with Former Officer” under Part I, Item 3. Legal Proceedings of this Annual Report on Form 10-K.
See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence for further descriptions of our transactions with related parties during the last two fiscal years.

Recently Adopted Accounting Pronouncements

In October 2009, the FASB issued ASU No. 2009-13, Revenue Recognition —Multiple Deliverable Revenue Arrangements (“ASU 2009-13”) (now codified within FASB ASC 605).  ASU 2009-13 eliminates the residual method of allocation and requires the relative selling price method when allocating deliverables of a multiple-deliverable revenue arrangement. The determination of the selling price for each deliverable requires the use of a hierarchy designed to maximize the use of available objective evidence including, vendor specific objective evidence, third party evidence of selling price, or estimated selling price.  ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, and must be adopted in the same period using the same transition method. If adoption is elected in a period other than the beginning of a fiscal year, the amendments in these standards must be applied retrospectively to the beginning of the fiscal year. Full retrospective application of these amendments to prior fiscal years is optional. Early adoption of these standards may be elected.  This guidance is effective for our fiscal year beginning August 1, 2010. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance is effective for interim and annual periods beginning after December 15, 2011. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

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

As of July 31, 2011, we had fixed rate debt totaling $3,080,066. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,137,348	5.91%
645,443	6.75%
692,163	6.82%
418,480	8.50%
186,632	10.00%
$3,080,066	Total

These debt instruments mature from August 2011 through May 2015. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.  On August 26, 2011, in conjunction with our sales of real properties in Brampton and Mississauga, Canada, the mortgages with a value at July 31, 2011 of $692,163 and an interest rate of 6.82% per annum, were discharged.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes and as to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect.  In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  We account for the warrants with price protection in accordance with FASB ASC 815.  We recognize the warrants with price protection in our consolidated balance sheet as liabilities.  The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability.  While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of July 31, 2011, there were 80,234,017 warrants outstanding subject to price protection provisions with an estimated fair value of $8,745,508 or $0.109 per warrant.  If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability.  Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 8.	Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets July 31, 2011 and 2010	45

Consolidated Statements of Operations For the Years Ended July 31, 2011, 2010 and 2009 and Cumulative From November 2, 1995 (Date of Inception) to July 31, 2011	46

Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2011	47

Consolidated Statements of Cash Flows For the Years Ended July 31, 2011, 2010 and 2009 and Cumulative From November 2, 1995 (Date of Inception) to July 31, 2011	62

Notes to Consolidated Financial Statements	63

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) (the “Company”) as of July 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows for each of the years in the three year period ended July 31, 2011, and for the period November 2, 1995 (date of inception) to July 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2011 and 2010 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2011, and for the period November 2, 1995 (date of inception) to July 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 14, 2011 expressed an unqualified opinion thereon.

/s/ MSCM LLP
MSCM LLP
Toronto, Canada
October 14, 2011

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	July 31, 2011	July 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$2,798,797	$13,880,870
Accounts receivable	8,690	70,585
Inventory (see Note 7)	717,442	1,911,883
Other current assets	225,052	333,456
Total Current Assets	3,749,981	16,196,794

Property and Equipment, Net (see Note 3)	1,271,867	1,341,408
Assets Held for Investment, Net (see Note 4)	3,634,929	3,503,110
Patents, Net (see Note 5)	3,349,588	3,533,688

TOTAL ASSETS	$12,006,365	$24,575,000

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable and accrued expenses (see Note 8)	$7,738,179	$6,554,714
Deferred revenue	369,748	396,195
Current maturities of long-term debt (see Note 11)	1,210,271	1,141,861
Current maturities of obligations under capital lease	—	7,818
Total Current Liabilities	9,318,198	8,100,588

Long-Term Debt, Net (see Note 11)	1,869,795	1,824,071

Derivative Warrant Liability (see Note 13)	8,745,508	5,679,721

Derivative Additional Investment Rights Liability (see Note 13)	515,000	—

Total Liabilities	20,448,501	15,604,380

Commitments and Contingencies (see Note 9)

Stockholders’ (Deficiency)/Equity (see Notes 12 and 14):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 and -0- shares at July 31, 2011 and 2010, respectively ; 1,287 and -0- shares issued and outstanding at July 31, 2011 and 2010, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at July 31, 2011 and 2010, respectively; 308,519,768 and 269,599,615 shares issued and outstanding at July 31, 2011 and 2010, respectively	308,520	269,600
Additional paid-in capital	338,124,525	333,219,309
Deficit accumulated during the development stage	(347,744,756)	(325,302,472)
Accumulated other comprehensive income	869,575	784,183
Total Stockholders’ (Deficiency)/Equity	(8,442,136)	8,970,620

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY	$12,006,365	$24,575,000

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
	For the Years Ended July 31,			(Date of Inception)
	2011	2010	2009	to July 31, 2011

Revenues, net	$291,628	$1,172,611	$1,118,509	$5,082,133

Cost of Goods Sold	155,619	812,266	527,733	1,609,266

Gross profit	136,009	360,345	590,776	3,472,867

Operating Expenses:
Research and development	10,250,397	13,361,156	13,561,681	126,988,728
Research and development - related party	—	—	—	220,218
Selling and marketing	1,025,774	3,709,767	2,120,903	9,168,039
General and administrative	13,392,920	12,719,239	11,164,352	142,912,977
General and administrative - related party	—	—	—	314,328
Total Operating Expenses	24,669,091	29,790,162	26,846,936	279,604,290

Operating Loss	(24,533,082)	(29,429,817)	(26,256,160)	(276,131,423)

Other Income (Expense):
Miscellaneous income (expense)	489,292	750	3	686,303
Income from rental operations, net	349,458	206,575	320,547	2,128,041
Interest income	6,455	27,045	237,977	7,780,374
Interest expense	(208,906)	(210,083)	(20,114,595)	(68,416,157)
Change in fair value of derivative warrant liability	2,220,916	4,125,590	—	365,463 (1)
Loss on extinguishment of debt	—	—	—	(14,134,068)

Net Loss Before Undernoted	(21,675,867)	(25,279,940)	(45,812,228)	(347,721,467)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(21,675,867)	(25,279,940)	(45,812,228)	(344,683,282)

Preferred Stock Dividend	766,417	—	—	3,061,474

Net Loss Available to Common Stockholders	$(22,442,284)	$(25,279,940)	$(45,812,228)	$(347,744,756)

Basic and Diluted Net Loss Per Common Share (see Note 17)	$(.08)	$(.10)	$(.32)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 17)	284,818,486	250,949,333	144,409,840

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2011" column. See Note 13 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance November 2, 1995 (Inception)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-
Issuance of common stock for cash, February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash, February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash, February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash, March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash, April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash, May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash, May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash, May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934	-	-	-	1,328,064
Issuance of common stock for cash, July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777	-	-	-	13,383
Issuance of common stock for cash, July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash, July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash, July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1996	-	$-	4,587,764	$4,588	-	$-	$2,708,501	$-	$(693,448)	$(4,017)	$2,015,624
Issuance of common stock for cash, September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash, December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash, January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash, March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash, May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash, May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash, May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash, June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash, June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash, June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash, June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash, July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1997	-	$-	9,000,118	$9,000	-	$-	$5,512,782	$-	$(2,072,472)	$(474)	$3,448,836
Issuance of warrants in exchange for services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998 reverse merger between GBC-Delaware, Inc. and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March 1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April 1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May 1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June 1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June 1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	(4,862,563)
Balance, July 31, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1998	1,000	$1	11,971,272	$11,971	-	$-	$9,565,836	$-	$(6,736,076)	$(199,433)	$2,642,299
Issuance of common stock for cash, August 1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August 1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash, September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash, September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August - October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash, November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash, November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash, November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange for services rendered, November 1998 - January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash, November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash, November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash, February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash, March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash, April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000
Issuance of warrants in exchange for services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500
Issuance of warrants in exchange for services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash, May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50	-	-	388,375	389	-		1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered, June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1999	1,000	$1	14,740,683	$14,741	-	$-	$20,903,728	$(434,903)	$(12,975,678)	$(198,040)	$7,309,849
Adjustment for exercise of warrants recorded June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash, September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement, January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered, January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services, June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2000	1,000	$1	16,326,333	$16,327	-	$-	$30,435,066	$(54,118)	$(21,816,725)	$(165,526)	$8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement, October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December 2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December 2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement, January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash, February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000
Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750
Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement, July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered, July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered, July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2001	1,000	$1	20,681,526	$20,681	-	$-	$76,761,860	$(314,300)	$(48,913,935)	$(246,867)	$27,307,440
Exercise of stock options for cash, August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2002	1,000	$1	20,697,326	$20,697	(96,500)	$(395,531)	$77,220,231	$(336,885)	$(63,327,869)	$(318,052)	$12,862,592
Receipt of restricted shares of common stock as settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation, January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002, $2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement, May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation, June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2003	1,000	$1	26,017,524	$26,017	(742,216)	$(1,610,026)	$85,065,980	$(359,998)	$(77,353,787)	$88,778	$5,856,965
Shares issued pursuant to acquisition of Antigen Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003,$2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services, November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement, January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement, July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2004	1,000	$1	34,262,448	$34,264	-	$-	$97,110,291	$(384,803)	$(96,526,373)	$296,371	$529,751
Issuance of common stock In exchange for services rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services,Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing, Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004 $25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of $143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000
Issuance of common stock in satisfaction of accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of $300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of $244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of $410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing,$2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000,June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures,$2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of $100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of $190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of $17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of $75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures,July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services,July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable – common stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of $504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of $286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of $457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of $211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of $150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of $457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of $307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of $300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of $500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of $113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of $297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945
Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of $100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000, October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of $42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of $230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of $1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of $4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing, $3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of $82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of $617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing, $4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000, January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of $850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation, December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of $950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of $1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of $2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of $500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of $200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of $384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of $307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of $423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of $923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	$-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug 2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization payments due , Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct 2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov 2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan 2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb 2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007,$1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007,$1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar 2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893
Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr 2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May 2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun 2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun 2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul 2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul 2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul 2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	-	109,616,518	109,616	-	-	247,079,439	-	(212,000,270)	881,807	36,070,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2007	-	$-	109,616,518	$109,616	-	$-	$247,079,439	$-	$(212,000,270)	$881,807	$36,070,592
Issuance of common stock in exchange for the services rendered August 2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation August 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation - officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation August 2007, $1.51 (Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation August 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered September 2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered September 2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered September 2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation September 2007,$1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation October 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered October 2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation October 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered November 2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation November 2007,$1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered November 2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered December 2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered December 2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, December 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation – officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered December 2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation December 2007,$1.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered January 2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered January 2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered January 2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation October 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered February 2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910
Issuance of common stock in exchange for the services rendered February 2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, February 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation February 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered March 2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation – officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered March 2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation March 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered March 2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered March 2008,$3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation March 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, March 2008,$1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, March 2008,$1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock March 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs March 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, March 2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, April 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered April 2008,$1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, April 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered April 2008,$1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation April 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008,$1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008,$0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered June 2008,$0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation June 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered July 2008,$0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered July 2008,$0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation July 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2008	-	-	111,992,603	111,992	-	-	269,849,581	-	(248,229,261)	914,495	22,646,807
Issuance of common stock as repayment of monthly amortization payments on convertible notes Aug 2008, $0.65	-	-	2,891,182	2,891	-	-	1,873,775	-	-	-	1,876,666
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Aug 2008, $0.56	-	-	11,690	12	-	-	8,405	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	29,885	-	-	-	29,885
Exercise of stock options for cash Aug 2008, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock as repayment of monthly amortization payments on convertible notes Sept 2008, $0.52	-	-	3,597,214	3,597	-	-	1,873,069	-	-	-	1,876,666
Issuance of common stock in exchange for the services rendered Sept. 2008, $0.58	-	-	50,000	50	-	-	28,950	-	-	-	29,000
Issuance of common stock in exchange for the services rendered Sept. 2008, $0.53	-	-	4,000	4	-	-	2,116	-	-	-	2,120
Issuance of common stock as employee compensation Sept 2008, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments on convertible notes Oct 2008, $0.29	-	-	2,638,809	2,639	-	-	756,810	-	-	-	759,449
Issuance of common stock as repayment of interest on Convertible Notes, Oct 2008, $0.52	-	-	483,195	483	-	-	251,600	-	-	-	252,083
Issuance of common stock in exchange for the services rendered, Oct 2008, $0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of common stock in exchange for the services rendered, July 2008 $0.38	-	-	37,500	38	-	-	14,213	-	-	-	14,251
Issuance of common stock as employee compensation, Oct 2008, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Nov 2008, $0.29	-	-	2,144,605	2,145	-	-	615,073	-	-	-	617,218
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Nov 2008, $0.35	-	-	24,048	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock in exchange for the services rendered, Nov 2008, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of common stock in exchange for the services rendered, Nov 2008, $0.38	-	-	25,000	25	-	-	9,475	-	-	-	9,500
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.45	-	-	33,335	33	-	-	14,967	-	-	-	15,000
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.47	-	-	4,000	4	-	-	1,876	-	-	-	1,880
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.53	-	-	68,102	68	-	-	29,932	-	-	-	30,000
Issuance of common stock as employee compensation, Dec 2008, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Warrant modification costs, Dec 2008	-	-	-	-	-	-	1,589,988	-	-	-	1,589,988
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Jan 2009, $0.32	-	-	4,556,989	4,557	-	-	1,372,109	-	-	-	1,376,666
Issuance of common stock in exchange for services rendered, Jan 2009, $0.34	-	-	4,000	4	-	-	1,356	-	-	-	1,360
Issuance of common stock in exchange for services rendered, Jan 2009, $0.33	-	-	37,500	38	-	-	12,338	-	-	-	12,376
Issuance of common stock in exchange for services rendered, Jan 2009, $0.33	-	-	18,182	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as employee compensation, Jan 2009, $0.34	-	-	24,755	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Feb 2009, $0.27	-	-	22,059	22	-	-	5,978	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Feb 2009, $0.23	-	-	36,594	37	-	-	8,380	-	-	-	8,417
Stock-based compensation - officers	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Mar 2009, $0.18	-	-	10,713,359	10,713	-	-	1,916,620	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes, Mar 2009, $0.18	-	-	773,743	774	-	-	138,423	-	-	-	139,197
Issuance of common stock in exchange for the services rendered, Feb 2009, $0.27	-	-	4,000	4	-	-	1,076	-	-	-	1,080
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.29	-	-	25,000	25	-	-	7,225	-	-	-	7,250
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.30	-	-	250,000	250	-	-	74,750	-	-	-	75,000
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance fo common stock in exchange for the services rendered, Mar 2009, $0.31	-	-	20,870	21	-	-	5,979	-	-	-	6,000
Issuance of common stock as employee compensation, Mar 2009, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.29	-	-	150,000	150	-	-	43,350	-	-	-	43,500
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Apr 2009, $0.28	-	-	6,783,997	6,784	-	-	1,920,550	-	-	-	1,927,334
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.30	-	-	150,000	150	-	-	44,250	-	-	-	44,400
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.30	-	-	150,000	150	-	-	44,850	-	-	-	45,000
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.30	-	-	4,000	4	-	-	1,196	-	-	-	1,200
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.39	-	-	150,000	150	-	-	58,350	-	-	-	58,500
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.39	-	-	37,500	38	-	-	14,588	-	-	-	14,626
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.33	-	-	18,254	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Apr 2009, $0.30	-	-	7,424,242	7,424	-	-	2,194,606	-	-	-	2,202,030
Cashless exercise of stock warrants, Apr 2009, $0.50	-	-	341,000	341	-	-	(341)	-	-	-	-
Issuance of common stock as employee compensation, Apr 2009, $0.37	-	-	22,748	23	-	-	8,394	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, May 2009, $0.40	-	-	15,019	15	-	-	5,985	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	5,378	-	-	-	5,378
Issuance of common stock as employee compensation, May 2009, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, May 2009, $0.33	-	-	5,840,404	5,840	-	-	1,921,493	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes, May 2009, $0.33	-	-	341,534	341	-	-	112,365	-	-	-	112,706
Issuance of common stock for cash pursuant to private placement, May 2009, $0.33	-	-	15,151,517	15,152	-	-	4,539,848	-	-	-	4,555,000
Issuance of common stock in exchange for the services rendered, May 2009, $0.38	-	-	4,000	4	-	-	1,516	-	-	-	1,520
Issuance of common stock in exchange for the services rendered, May 2009, $0.37	-	-	25,000	25	-	-	9,225	-	-	-	9,250
Issuance of common stock in exchange for the services rendered, May 2009, $0.38	-	-	435,000	435	-	-	164,865	-	-	-	165,300
Issuance of common stock in exchange for the services rendered, May 2009, $0.37	-	-	39,000	39	-	-	14,391	-	-	-	14,430
Issuance of common stock in exchange for the services rendered, May 2009, $0.42	-	-	150,000	150	-	-	62,850	-	-	-	63,000
Issuance of options in exchange for the services rendered, May 2009, $0.29	-	-	-	-	-	-	11,000	-	-	-	11,000
Issuance of common stock in satisfaction of accounts payable, Jun 2009, $0.36-0.65	-	-	982,382	982	-	-	437,715	-	-	-	438,697
Issuance of common stock for cash pursuant to private placement, Jun 2009, $0.64	-	-	17,200,000	17,200	-	-	10,804,964	-	-	-	10,822,164
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.62	-	-	4,000	4	-	-	2,476	-	-	-	2,480
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.64	-	-	9,353	9	-	-	5,991	-	-	-	6,000
Issuance of common stock as employee compensation, Jun 2009, $0.57	-	-	14,766	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.42	-	-	100,000	100	-	-	35,900	-	-	-	36,000
Issuance of common stock as converstion of Convertible Notes, June 2009, $0.33	-	-	4,914,251	4,914	-	-	1,616,789	-	-	-	1,621,703
Issuance of common stock for cash pursuant to private placement, Jun 2009, $0.33	-	-	230,513	231	-	-	75,839	-	-	-	76,070
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.43	-	-	150,000	150	-	-	64,350	-	-	-	64,500
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.76	-	-	500,000	500	-	-	379,500	-	-	-	380,000
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.58	-	-	260,000	260	-	-	150,540	-	-	-	150,800
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.43	-	-	200,000	200	-	-	85,800	-	-	-	86,000
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.58	-	-	4,000	4	-	-	2,332	-	-	-	2,336
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.56	-	-	150,000	150	-	-	83,985	-	-	-	84,135
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.65	-	-	37,500	37	-	-	24,524	-	-	-	24,561
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.62	-	-	9,717	10	-	-	5,991	-	-	-	6,001
Cashless exercise of stock warrants, Jun 2009, $0.33	-	-	9,567,583	9,568	-	-	(9,568)	-	-	-	-
Issuance of common stock as employee compensation, Jul 2009, $0.66	-	-	12,753	13	-	-	8,404	-	-	-	8,417
Exercise of stock warrants for cash, July 2009, $0.33	-	-	330,817	330	-	-	108,839	-	-	-	109,169
Warrant modification costs, July 2009	-	-	-	-	-	-	1,608,616	-	-	-	1,608,616
Net Loss	-	-	-	-	-	-	-	-	(45,812,228)	-	(45,812,228)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(262,908)	(262,908)
Total comprehensive income (loss)									(45,812,228)	(262,908)	(46,075,136)
Balance at July 31, 2009	-	$-	212,628,814	$212,628	-	$-	$307,401,016	$-	$(294,041,489)	$651,587	$14,223,742

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2009	-	-	212,628,814	212,628	-	-	307,401,016	-	(294,041,489)	651,587	14,223,742
Effect of the initial adoption of accounting for down-round provision	-	-	-	-	-	-	(13,844,822)		(5,981,043)		(19,825,865)
Exercise of warrants classified as derivatives	-	-	-	-	-	-	10,020,557	-	-	-	10,020,557
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Aug 2009, $0.6215	-	-	13,543	14	-	-	8,403	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	3,736	-	-	-	3,736
Issuance of common stock for cash pursuant to private placement, Aug 2009, $0.79	-	-	8,558,013	8,558	-	-	5,152,142	-	-	-	5,160,700
Issuance of common stock in exchange for the services rendered Aug 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of common stock in exchange for the services rendered Aug 2009, $0.63	-	-	100,000	100	-	-	63,200	-	-	-	63,300
Issuance of options in exchange for the services rendered May 2009, $0.46	-	-	-	-	-	-	5,653	-	-	-	5,653
Issuance of common stock in satisfaction of accounts payable, Sep 2009, $0.55-0.77	-	-	1,582,640	1,583	-	-	1,053,877	-	-	-	1,055,459
Issuance of common stock in exchange for the services rendered Sep 2009, $0.76	-	-	4,000	4	-	-	3,036	-	-	-	3,040
Issuance of common stock in exchange for the services rendered Sep 2009, $0.7215	-	-	83,335	83	-	-	60,043	-	-	-	60,126
Issuance of common stock as employee compensation Sep 2009, $0.7254	-	-	11,603	12	-	-	8,405	-	-	-	8,417
Issuance of common stock for cash pursuant to private placement, Sep 2009, $0.80	-	-	15,312,500	15,313	-	-	11,224,660	-	-	-	11,239,973
Issuance of common stock in exchange for the services rendered Sep 2009, $0.62	-	-	200,000	200	-	-	124,400	-	-	-	124,600
Issuance of common stock in exchange for the services rendered Sep 2009, $0..76	-	-	200,000	200	-	-	151,800	-	-	-	152,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.68	-	-	250,000	250	-	-	169,750	-	-	-	170,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.695	-	-	4,000	4	-	-	2,776	-	-	-	2,780
Issuance of common stock in exchange for the services rendered Oct 2009, $0.65	-	-	15,000	15	-	-	9,735	-	-	-	9,750
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	37,500	38	-	-	19,650	-	-	-	19,688
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	4,466,239	4,467	-	-	(4,466)	-	-	-	1
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	60,000	60	-	-	31,440	-	-	-	31,500
Issuance of common stock as employee compensation Oct 2009, $0.60	-	-	14,028	14	-	-	8,403	-	-	-	8,417
Exercise of stock warrants for cash, Sep 2009, $0.33	-	-	4,599,817	4,600	-	-	1,513,340	-	-	-	1,517,940
Option modification costs, Oct 2009	-	-	-	-	-	-	875,773	-	-	-	875,773
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Nov 2009, $0.50	-	-	16,833	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2009, $0.61	-	-	39,144	39	-	-	23,961	-	-	-	24,000
Issuance of common stock in exchange for the services rendered Nov 2009, $0.51	-	-	4,000	4	-	-	2,036	-	-	-	2,040
Issuance of common stock in exchange for the services rendered Nov 2009, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.50	-	-	10,000	10	-	-	5,040	-	-	-	5,050
Issuance of common stock in exchange for the services rendered Dec 2009, $0.56	-	-	39,000	39	-	-	21,957	-	-	-	21,996
Issuance of common stock in satisfaction of accounts payable, Dec 2009, $0.48-0.67	-	-	1,713,030	1,713	-	-	934,666	-	-	-	936,379
Issuance of common stock in exchange for the services rendered Dec 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of warrants in exchange for the services rendered Dec 2009, $0.51	-	-	-	-	-	-	505,000	-	-	-	505,000
Issuance of options in exchange for the services rendered Dec 2009, $0.46	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2009, $0.57	-	-	10,565	11	-	-	5,989	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.53	-	-	60,000	60	-	-	31,740	-	-	-	31,800
Issuance of common stock as employee compensation Dec 2009, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jan 2010, $0.67	-	-	4,000	4	-	-	2,676	-	-	-	2,680
Issuance of common stock in exchange for the services rendered Jan 2010, $0.59	-	-	5,000	5	-	-	2,945	-	-	-	2,950
Issuance of common stock in exchange for the services rendered Jan 2010, $0.62	-	-	9,615	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	37,500	38	-	-	23,588	-	-	-	23,626
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	779,220	779	-	-	(779)	-	-	-	-
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	60,000	60	-	-	37,740	-	-	-	37,800
Issuance of common stock as employee compensation Jan 2010, $0.64	-	-	13,221	13	-	-	8,403	-	-	-	8,416
Stock-based compensation - stock options	-	-	-	-	-	-	499,469	-	-	-	499,469
Issuance of common stock as employee compensation Feb 2010, $0.60	-	-	14,044	14	-	-	8,403	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2010, $0.60	-	-	9,921	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2010, $0.59	-	-	4,000	4	-	-	2,340	-	-	-	2,344
Issuance of warrants in exchange for the services rendered Mar 2010, $1.25	-	-	-	-	-	-	86,000	-	-	-	86,000
Issuance of common stock in exchange for the services rendered Feb, $0.625	-	-	60,000	60	-	-	37,440	-	-	-	37,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	10,000	10	-	-	6,430	-	-	-	6,440
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	483,871	484	-	-	299,516	-	-	-	300,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	300,000	300	-	-	187,200	-	-	-	187,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.53	-	-	200,000	200	-	-	106,360	-	-	-	106,560
Issuance of common stock in satisfaction of accounts payable, Mar 2010, $0.45-0.65	-	-	1,198,808	1,199	-	-	693,896	-	-	-	695,095
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	4,000	4	-	-	2,556	-	-	-	2,560
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2010, $0.60	-	-	9,977	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.54	-	-	60,000	60	-	-	32,262	-	-	-	32,322
Issuance of common stock as employee compensation Mar 2010, $0.56	-	-	14,912	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2010, $0.49	-	-	4,000	4	-	-	1,956	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Apr 2010, $0.53	-	-	5,000	5	-	-	2,663	-	-	-	2,668
Issuance of common stock in exchange for the services rendered Apr 2010, $0.47	-	-	12,637	13	-	-	5,987	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.47	-	-	2,000,000	2,000	-	-	870,373	-	-	-	872,373
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.4258	-	-	2,000,000	2,000	-	-	813,036	-	-	-	815,036
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.42	-	-	2,000,000	2,000	-	-	792,300	-	-	-	794,300
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	37,500	38	-	-	16,838	-	-	-	16,876
Cashless exercise of stock warrants, Apr 2010, $0.33	-	-	2,390,167	2,390	-	-	(2,390)	-	-	-	0
Exercise of stock warrants for cash, Apr 2010, $0.33	-	-	170,068	170	-	-	55,952	-	-	-	56,122
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	5,000	5	-	-	2,245	-	-	-	2,250
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock as employee compensation Apr 2010, $0.46	-	-	18,270	18	-	-	8,399	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	272,206	-	-	-	272,206
Issuance of common stock as employee compensation May 2010, $0.38	-	-	22,211	22	-	-	8,394	-	-	-	8,416
Issuance of common stock in exchange for the services rendered May 2010, $0.38	-	-	15,752	16	-	-	5,984	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2010, $0.33	-	-	4,000	4	-	-	1,296	-	-	-	1,300
Issuance of common stock in exchange for the services rendered May, $0.39	-	-	60,000	60	-	-	23,460	-	-	-	23,520
Issuance of common stock in exchange for the services rendered May 2010, $0.39	-	-	5,000	5	-	-	1,955	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Jul 2010, $0.33	-	-	54,545	55	-	-	17,945	-	-	-	18,000
Issuance of common stock in satisfaction of accounts payable, Jun 2010, $0.33-0.37	-	-	936,895	937	-	-	324,725	-	-	-	325,662
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of options in exchange for the services rendered Jul 2010, $0.38	-	-	-	-	-	-	28,600	-	-	-	28,600
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	15,385	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	60,000	60	-	-	19,284	-	-	-	19,344
Issuance of common stock as employee compensation Jun 2010, $0.33	-	-	25,209	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	4,000	4	-	-	1,376	-	-	-	1,380
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	5,000	5	-	-	1,607	-	-	-	1,612
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	150,000	150	-	-	52,950	-	-	-	53,100
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	18,912	19	-	-	5,981	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	666,732	-	-	-	668,732
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	669,420	-	-	-	671,420
Issuance of common stock for cash pursuant to private placement, Jun 2010, $0.35	-	-	2,000,000	2,000	-	-	675,756	-	-	-	677,756
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	37,500	38	-	-	14,963	-	-	-	15,001
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	60,000	60	-	-	23,940	-	-	-	24,000
Issuance of common stock as employee compensation July 2010, $0.35	-	-	23,841	24	-	-	8,393	-	-	-	8,417
Net Loss	-	-	-	-	-	-			(25,279,940)		(25,279,940)
Other comprehensive income (loss)											-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	132,596	132,596
Total comprehensive income (loss)									(25,279,940)	132,596	(25,147,344)
Balance at July 31, 2010	-	$-	269,599,615	$269,600	-	$-	$333,219,309	$-	$(325,302,472)	$784,183	$8,970,620

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2011

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2010	-	-	269,599,615	269,600	-	-	333,219,309	-	(325,302,472)	784,183	8,970,620
Stock-based compensation - stock options	-	-			-	-	47,672	-	-	-	47,672
Issuance of common stock as employee compensation Aug 2010, $0.43	-	-	19,701	20	-	-	8,397	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2010, $0.40	-	-	14,881	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Aug 2010, $0.36	-	-	4,000	4	-	-	1,436	-	-	-	1,440
Issuance of common stock in exchange for the services rendered Aug, $0.38	-	-	60,000	60	-	-	22,740	-	-	-	22,800
Cashless exercise of stock warrants, Sep 2010, $0.001	-	-	998,118	998	-	-	(998)	-	-	-	-
Issuance of common stock in satisfaction of accounts payable, Sep 2010, $0.36-0.49	-	-	532,389	532	-	-	221,889	-	-	-	222,421
Issuance of common stock in exchange for the services rendered Sep 2010, $0.41	-	-	4,000	4	-	-	1,629	-	-	-	1,633
Issuance of options in exchange for the services rendered Sep 2010, $0.64	-	-			-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Sep 2010, $0.45	-	-	13,239	13	-	-	5,987	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Sep 2010, $0.49	-	-	60,000	60	-	-	29,340	-	-	-	29,400
Issuance of common stock as employee compensation Sep 2010, $0.50	-	-	16,876	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	73,000	73	-	-	32,777	-	-	-	32,850
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	150,000	150	-	-	67,350	-	-	-	67,500
Issuance of common stock in exchange for the services rendered Oct 2010, $0.40	-	-	15,024	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	300,000	300	-	-	134,700	-	-	-	135,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	2,500,000	2,500	-	-	1,122,500	-	-	-	1,125,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.34	-	-	150,000	150	-	-	51,450	-	-	-	51,600
Issuance of common stock as employee compensation Oct 2010, $0.36	-	-	23,651	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - stock options	-	-			-	-	43,037	-	-	-	43,037
Issuance of common stock as employee compensation Nov 2010, $0.31	-	-	27,340	27	-	-	8,389	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Nov 2010, $0.31	-	-	19,119	19	-	-	5,981	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	4,000	4	-	-	1,228	-	-	-	1,232
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	150,000	150	-	-	45,600	-	-	-	45,750
Exercise of stock options for cash, Jan 2011, $0.001	-	-	576,752	577	-	-	0	-	-	-	577
Issuance of common stock in satisfaction of accounts payable, Dec 2010, $0.29-0.33	-	-	2,520,253	2,520	-	-	783,278	-	-	-	785,798
Issuance of common stock in exchange for the services rendered Dec 2010, $0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of options in exchange for the services rendered Dec 2010, $0.64	-	-			-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2010, $0.30	-	-	19,950	20	-	-	5,980	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.29	-	-	150,000	150	-	-	43,200	-	-	-	43,350
Issuance of common stock as employee compensation Dec 2010, $0.29	-	-	28,786	29	-	-	8,388	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock for cash pursuant to private placement,Jan 2011, $0.25	-	-	12,720,000	12,720	-	-	332,280	-	-	-	345,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.31	-	-	150,000	150	-	-	46,350	-	-	-	46,500
Issuance of common stock in exchange for the services rendered Jan 2011, $0.28	-	-	21,189	21	-	-	5,979	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2011, $0.25	-	-	150,000	150	-	-	37,350	-	-	-	37,500
Issuance of common stock as employee compensation Jan 2011, $0.28	-	-	30,588	31	-	-	8,386	-	-	-	8,417
Stock-based compensation - stock options	-	-			-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation Feb 2011, $0.23	-	-	36,123	36	-	-	8,381	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2011, $0.23	-	-	25,647	26	-	-	5,974	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2011, $0.24	-	-	4,000	4	-	-	956	-	-	-	960
Issuance of common stock in exchange for the services rendered Mar 2011, $0.21	-	-	300,000	300	-	-	62,700	-	-	-	63,000
Issuance of options in exchange for the services rendered Mar 2011, $0.282	-	-			-	-	692,010	-	-	-	692,010
Issuance of options in exchange for the services rendered Mar 2011, $0.64	-	-			-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2011, $0.24	-	-	25,479	25	-	-	5,975	-	-	-	6,000
Issuance of common stock as employee compensation Mar 2011, $0.25	-	-	33,285	33	-	-	8,383	-	-	-	8,416
Issuance of common stock for cash pursuant to private placement, Mar 2011, $0.25	-	-	4,056,000	4,056	-	-	174,408	-	-	-	178,464
Issuance of common stock in exchange for the services rendered Apr 2011, $0.23	-	-	26,557	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Apr 2011, $0.22	-	-	150,000	150	-	-	33,450	-	-	-	33,600
Issuance of common stock as employee compensation Apr 2011, $0.22	-	-	38,130	38	-	-	8,378	-	-	-	8,416
Stock-based compensation - stock options	-	-			-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation May 2011, $0.21	-	-	39,618	40	-	-	8,377	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2011, $0.23	-	-	155,556	156	-	-	34,845	-	-	-	35,001
Issuance of common stock in exchange for the services rendered May 2011, $0.22	-	-	27,059	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2011, $0.21	-	-	150,000	150	-	-	32,100	-	-	-	32,250
Issuance of common stock in exchange for the services rendered June 2011, $0.15	-	-	150,000	150	-	-	21,750	-	-	-	21,900
Issuance of options in exchange for the services rendered Jun 2011, $0.64	-	-			-	-	21,725	-	-	-	21,725
Issuance of common stock in exchange for the services rendered Jun 2011, $0.18	-	-	33,569	34	-	-	5,966	-	-	-	6,000
Issuance of common stock as employee compensation Jun 2011, $0.17	-	-	50,050	50	-	-	8,367	-	-	-	8,417
Issuance of common stock in satisfaction of accounts payable, Jun 2011, $0.19-0.23	-	-	499,313	499	-	-	102,148	-	-	-	102,647
Preferred Stock, July 2011 (see Note 12)	2,575	-
Issuance of common stock in connection with conversion of $1,288,000 of $2,575,000 Preferred Stock, July 2011	(1,288)	-	8,586,665	8,587	-	-	(8,587)	-	-	-	(0)
Preferred Stock Dividend, July 2011	-	-			-	-		-	(766,417)	-	(766,417)
Issuance of common stock in connection with preferred stock make whole payments , July 2011	-	-	2,323,083	2,323	-	-	345,437	-	-	-	347,760
Issuance of common stock in exchange for the services rendered July 2011, $0.14	-	-	41,827	42	-	-	5,958	-	-	-	6,000
Issuance of common stock in exchange for the services rendered July 2011, $0.13	-	-	150,000	150	-	-	19,350	-	-	-	19,500
Issuance of common stock in exchange for the services rendered July 2011, $0.15	-	-	440,000	440	-	-	(440)	-	-	-	-
Issuance of common stock as employee compensation July 2011, $0.13	-	-	63,336	63	-	-	8,353	-	-	-	8,416
Net Loss	-	-	-	-	-	-		-	(21,675,867)	-	(21,675,867)
Other comprehensive income (loss)											-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	85,392	85,392
Total comprehensive income (loss)									(21,675,867)	85,392	(21,590,475)
Balance at July 31, 2011	1,287	$-	308,519,768	$308,520	-	$-	$338,124,525	$-	$(347,744,756)	$869,575	$(8,442,136)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
	For the Twelve Months			November 2, 1995
	Ended July 31,			(Date of Inception)
	2011	2010	2009	to July 31, 2011
Cash Flows From Operating Activities:
Net loss	$(21,675,867)	$(25,279,940)	$(45,812,228)	$(344,683,282)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	742,961	780,250	805,806	9,295,882
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	—	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	—	—	—	913,196
Loss on disposal of property and equipment	35,878	—	—	36,789
Loss on extinguishment of debt	—	—	—	14,134,069
Common stock issued as employee compensation	100,999	101,002	198,128	3,881,394
Amortization of options and option modifications as stock compensation	936,465	1,765,381	34,418	2,808,842
Common stock issued for services rendered	1,990,005	1,755,200	1,536,431	13,807,834
Amortization of prepaid services in conjunction with common stock issuance	—	—	—	138,375
Non-cash compensation expense	—	—	—	45,390
Stock options and warrants issued for services rendered	—	591,000	11,000	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	—	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	717,694	2,405,629
Amortization of discount on convertible debentures	—	—	15,931,481	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	—	—	473,055	757,514
Interest on short-term advance	—	—	—	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with refinancing of debt	—	—	—	113,274
Warrant repricing costs	—	—	3,198,604	3,198,604
Change in fair value of derivative warrant liability	(2,220,916)	(4,125,590)	—	(365,463	) (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	62,200	(12,482)	14,146	(23,517)
Miscellaneous receivables	—	—	—	43,812
Inventory	1,197,768	(618,401)	147,591	(736,483)
Other current assets	116,171	601,115	(379,487)	(203,894)
Accounts payable and accrued expenses	1,811,120	1,878,296	462,520	16,242,556
Deferred revenue	(28,152)	252,042	13,325	362,727
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(16,931,368)	(22,312,127)	(22,647,516)	(208,555,419)

Cash Flows From Investing Activities:
Purchase of property and equipment	(52,383)	(159,708)	(1,385)	(4,807,023)
Costs incurred for patents	(234,984)	(228,777)	(152,148)	(2,666,271)
Change in restricted cash	—	—	—	512,539
Proceeds from maturity of short term investments	—	—	8,852,214	195,242,918
Purchases of short-term investments	—	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	—	82,232
Advances to Antigen Express, Inc.	—	—	—	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	—	—	—	(652,071)
Change in notes receivable - common stock	—	—	—	(91,103)
Change in due from related parties	—	—	—	(2,222,390)
Other, net	—	—	—	89,683
Net Cash (Used in) Provided By Investing Activities	(287,367)	(388,485)	8,698,681	(10,912,561)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	—	325,179
Repayment of short-term advance	—	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	—	2,005,609
Repayment of long-term debt	(116,632)	(100,030)	(82,682)	(2,241,188)
Repayment of obligations under capital lease	(7,818)	(39,950)	(35,234)	(83,002)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	—	1,574,062	109,170	45,698,281
Proceeds from exercise of stock options	577	—	56,000	5,002,493
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	2,315,000	—	—	14,330,000
Redemption of SVR preferred stock	—	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	—	(722,750)
Repayments of convertible debentures	—	—	(4,506,667)	(5,142,424)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	3,939,000	20,900,289	15,453,234	120,576,242
Purchase and retirement of common stock	—	—	—	(497,522)
Net Cash Provided by Financing Activities	6,130,127	22,334,371	10,993,821	222,317,236

Effect of Exchange Rates on Cash	6,535	50,063	(85,448)	(50,459)

Net (Decrease) Increase in Cash and Cash Equivalents	(11,082,073)	(316,178)	(3,040,462)	2,798,797

Cash and Cash Equivalents, Beginning of Period	13,880,870	14,197,048	17,237,510	—

Cash and Cash Equivalents, End of Period	$2,798,797	$13,880,870	$14,197,048	$2,798,797

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2011" column. See Note 13 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business:
Generex Biotechnology Corporation (the Company) and its wholly-owned subsidiary Generex Pharmaceuticals, Inc. are engaged in the research and development of drug delivery systems and technology.  Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously.  Oral-lynTM the first product based on this platform technology, is in the various stages of regulatory approval in different jurisdictions around the world.

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

The Company is a development stage company, which has a limited history of operations and limited revenue to date. This revenue has been comprised mainly of the sale of our confectionary products, although the Company has recognized $600,000 relating to upfront license fees for the signing of license and distribution agreements for Generex Oral-lyn™.  Additionally, the Company has several product candidates that are in various research or early stages of pre-clinical and clinical development.  There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Going Concern
The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at July 31, 2011 of approximately $350 million. The Company has funded its activities to date almost exclusively from debt and equity financings.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Management reviews accounts receivable on a monthly basis to determine collectability. Balances that are determined to be uncollectible are written off to the allowance for doubtful accounts. The allowance for doubtful accounts contains a general accrual for estimated bad debts and had a balance of zero at July 31, 2011 and 2010, however, actual write-offs may exceed the allowance.

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

Impairment or Disposal of Long-Lived Assets
The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value.  The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset.  There were no disposals relating to long-lived assets in the fiscal years ended July 31, 2011, 2010 and 2009 and no impairments relating to long-lived assets in the fiscal years ended July 31, 2010 and 2009.  In the fiscal year ended July 31, 2011, the Company recorded a write down of $35,878 on certain fixed assets.

Derivative Warrant Liability
The Company’s derivative warrant instruments are measured at fair value using an accepted valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities depending on the rights or obligations under the contracts.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption “Change in fair value of derivative warrant liability.” See Note 13 – Derivative Liabilities.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred.  Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided.  The Company received grant revenue of $488,959 in the fiscal year ended July 31, 2011 and recognized the full amount of the grant in fiscal 2011, as the Company had already incurred all of the qualifying expenses and the amount was fully received.  See Note 16 - Qualifying Therapeutic Discovery Project Program.

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

Income Taxes
Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740.  These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities.  Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse.  A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized.  At July 31, 2011 and 2010, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

Net Loss per Common Share
Basic earnings per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period.  The computation of diluted earnings per share does not assume conversion, exercise or contingent exercise of securities that would have an anti-dilutive effect on earnings.  Refer to Note 17 for methodology for determining net loss per share.

Comprehensive Income/(Loss)
Other comprehensive income/(loss), which includes only foreign currency translation adjustments, is shown in the Statement of Changes in Stockholders’ Equity.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During the fiscal year ended July 31, 2011, 49% of total net revenues were generated from three customers that individually represented over 10% of total revenue each (Customer A – 17%, Customer B – 16%, Customer C – 15%).  During the fiscal year ended July 31, 2010, 41% of total net revenues were generated from two different customers from above that individually represented over 10% of total revenue each (Customer D – 27%, Customer E – 14%).  During the fiscal year ended July 31, 2009, 78% of total net revenues were generated from two different customers from above, each individually representing over 10% of total revenue (Customer F – 44%, Customer G – 34%).  None of these seven customers had balances owing to the Company at each of the respective fiscal year end dates.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, long-term debt, accounts payable and accrued expenses, as well as derivative warrant liabilities and derivative additional investment rights. All of these items, except for the derivative warrant liabilities and derivative additional investment rights, were determined to be Level 1 fair value measurements.  The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these instruments. Long-term debt balances were determined to approximate their fair value as we believe the borrowing rates reflect the prevailing market rates available for similar debt instruments.

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability as of July 31, 2011 and 2010 and the derivative additional investment rights liability at July 31, 2011.  See Note 13 – Derivative Liabilities.

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

The Company evaluates its estimates, including those related to bad debts, inventories, long lived assets (including patents) impairment valuations, debt obligations, derivatives, convertible preferred shares, long-term contracts, and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements.  The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this new accounting guidance on its consolidated financial statements.

Note 3 - Property and Equipment:
The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2011	2010

Land	$237,969	$220,409
Buildings and Improvements	1,508,288	1,396,990
Furniture and Fixtures	149,540	159,739
Office Equipment	201,314	210,379
Lab Equipment	4,614,656	4,438,268

Total Property and Equipment	6,711,767	6,425,785

Less: Accumulated Depreciation	5,439,900	5,084,377

Property and Equipment, Net	$1,271,867	$1,341,408

Depreciation expense related to property and equipment amounted to $172,250, $238,253 and $298,407 for the years ended July 31, 2011, 2010 and 2009, respectively.

Note 4 - Assets Held for Investment, Net:
The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2011	2010

Assets Held For Investment	$5,100,519	$4,724,147

Less: Accumulated Depreciation	1,465,590	1,221,037

Assets Held for Investment, Net	$3,634,929	$3,503,110

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

These assets are held as collateral for long term debt (see Note 11).  Depreciation expense on assets held for investment amounted to $141,686, $134,251 and $117,515 for the years ended July 31, 2011, 2010 and 2009, respectively.

The Company’s intent is to hold this property for investment purposes and collect rental income.  Included in income from rental operations, net is $582,974, $407,809 and $497,858 of rental income and $233,516, $201,234 and $177,311 of rental expenses, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2011, 2010 and 2009, respectively.

On August 26, 2011, the Company sold two of its commercial properties held as investments for gross proceeds of $1,809,926.  These properties had a net book value of $1,073,837 and the resulting gain on sale of these investment properties will be recognized in the first quarter of fiscal 2012.

Note 5 - Patents:
The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2011	2010

Patents	$6,487,389	$6,221,777

Less: Accumulated Amortization	3,137,801	2,688,089

Patents, Net	$3,349,588	$3,533,688

Weighted Average Life	11.2 years	11.7 years

Amortization expense amounted to $430,650, $407,746, $390,773 for the years ended July 31, 2011, 2010 and 2009, respectively. Amortization expense is expected to be approximately $414,000 per year for the years ended July 31, 2012 through 2016.  During the years ended July 31, 2011, 2010 and 2009, the Company did not write off any patents.

Note 6 - Income Taxes:
The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards.  The NOL carryforwards arise from both United States and Canadian sources.  Pretax losses arising from domestic operations (United States) were $15,060,207, $18,127,536 and $40,064,006 for the years ended July 31, 2011, 2010 and 2009, respectively.  Pretax losses arising from foreign operations (Canada and Bermuda) were $6,615,660, $7,152,404 and $5,748,222 for the years ended July 31, 2011, 2010 and 2009, respectively.  As of July 31, 2011, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $191,475,000, which expire in 2018 through 2031, in Generex Pharmaceuticals Inc. of approximately $45,391,000, which expire in 2012 through 2031, and in Antigen Express, Inc. of approximately $25,226,000, which expire in 2016 through 2031.  These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2011, 2010 and 2009, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.  Additionally for the year ended July 31, 2011, the Company has taken into account a decrease in the Canadian effective tax rate from 36.12% to 25% as of January 2012, which will reduce the future value (prior to valuation allowances) of the NOL carryforwards of the Canadian subsidiary.

Deferred income taxes consist of the following:
	July 31,
	2011	2010
Net operating loss carryforwards	$85,026,388	$84,804,372
Other timing difference	5,680	929,056
Total Deferred Tax Assets	85,032,068	85,733,428

Valuation Allowance	(84,336,137)	(84,966,128)

Deferred Tax Liabilities
Intangible assets	(623,708)	(719,846)
Other timing difference	(72,223)	(47,454)
Total Deferred Tax Liabilities	(695,931)	(767,300)

Net Deferred Income Taxes	$—	$—

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2011, 2010 and 2009 is as follows:
	2011	2010	2009

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	3.0	2.0	1.0
Nondeductible items	(4.0)	(6.0)	5.0
Change in Canadian NOL carryforwards due to future tax rate changes	20.0	—	—
Other timing differences	18.0	3.0	10.0
Change in valuation allowance	(3.0)	35.0	18.0

Effective tax rate	—%	—%	—%

As of July 31, 2011, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented.  Generally, tax years 2008 to 2011 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2003 to 2011 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 7 - Inventory:
Inventory consists of the following:
	July 31,
	2011	2010

Raw materials	$502,195	$962,035
Finished goods	215,247	949,848
Total	$717,442	$1,911,883

At July 31, 2011 and 2010, approximately 70% and 60%, respectively, of the inventory related to the Company’s Oral-lyn™ product, while the remainder in each year related to the Company’s over-the-counter confectionary products.

Note 8 - Accounts Payable and Accrued Expenses:
Accounts payable and accrued expenses consist of the following:
	July 31,
	2011	2010

Accounts Payable & Accruals – General and Administrative	$4,805,091	$3,480,340
Accounts Payable & Accruals – Research and Development	2,151,333	2,621,514
Accounts Payable & Accruals – Selling and Marketing	434,265	415,166
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 12)	347,490	—
Executive Compensation	—	37,694
Total	$7,738,179	$6,554,714

Note 9 - Commitments and Contingent Liabilities:

Leases
The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2011 are as follows:

Year	Amount

2012	$125,339
2013	16,621
2014	3,849
2015 and thereafter	—
Total Minimum Lease Payments	$145,809

Lease expense amounted to approximately $210,000, $200,000 and $102,000 for the years ended July 31, 2011, 2010 and 2009, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration.  In the normal course of business, operating leases are generally renewed or replaced by other leases.

Rental Operations
The Company sub-leases a portion of the floor that it owns in an office building located in Toronto, Canada.  The following represents the approximate minimum amount of sublease income under current lease agreements to be received in years ending after July 31, 2011:

Year	Amount

2012	$51,071
2013	28,601
2014	16,201
2015	11,144
2016 and thereafter	7,533
Total	$114,550

Assets Held for Investment
The Company leases two commercial buildings located in Brampton and Mississauga, Canada, and units of property that it owns located in Toronto, Canada.  On August 26, 2011, the Company sold the two commercial buildings located in Brampton and Mississauga.  The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2011 after adjustment for the August 2011 building sales:

Year	Amount

2012	$301,060
2013	236,566
2014	211,026
2015	180,562
2016	153,771
Thereafter	650,562
Total	$1,733,547

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

The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products.  The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice.  As of July 31, 2011, the Company has not yet completed a contract year in which the total quantity has exceeded 10,000,000 units and as such the expiration date of this contract cannot be determined.

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

In May 2011, Rose C. Perri, the Company’s former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against the Company.  On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice, Commercial List, against the Company, two of its affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), three of the Company’s independent directors (John P. Barratt, Nola Masterson and Brian T. McGee), the President and Chief Executive Officer (Mark A. Fletcher), the Chief Operating Officer (David Brusegard) and the Acting Chief Financial Officer (Stephen Fellows).  In the notice of application, Ms. Perri seeks, among other things, a declaration that respondents’ actions, including the termination of Ms. Perri’s employment with the Company, have prejudiced her interest as a shareholder, officer and director of the Company, an order for the production of certain financial records, and the appointment of an interim receiver for our two affiliates.  On July 15, 2011, the court ordered that this matter be heard together with the action brought by Ms. Perri for wrongful termination as described in the next paragraph.   The Company intends to vigorously defend this action and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On May 20, 2011, Ms. Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming as defendants the Company, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher.  In this action, Ms. Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company.  Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages.   On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused the Company to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs.  The factual basis for the counterclaim involves payments made by the Company to third parties believed to be related to Ms. Perri.  The Company intends to defend this action and pursue its counterclaim vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On June 1, 2011, Golden Bull Estates Ltd. filed a claim (subsequently amended) in the Ontario Superior Court of Justice, naming the Company, 1097346 Ontario, Inc. and Generex Pharmaceuticals Inc. as defendants.  The plaintiff, Golden Bull Estates, is controlled by Ms. Perri.  The plaintiff alleges damages in the amount of $550,000 for breach of contract, $50,000 for punitive damages, plus interest and costs.  The plaintiff’s claims relate to an alleged contract between the plaintiff and the Company for property management services for certain Ontario properties owned by the Company.  The Company terminated the plaintiff’s property management services in April 2011.  Pleadings are closed, and the Company has served a motion for summary judgment.  No date for a hearing on this matter has been scheduled.  The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals, Inc., the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by the Company on its sale of two properties to Golden Bull Estates, a company controlled by Ms. Perri.  The suit alleges that no consideration was received when the Company purchased the two properties from Antonio Perri in 1998.  The Company intends to respond to this statement of claim and to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Employment Agreements
As of July 31, 2011, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000.  The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2011.  In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2011, the Company has an employment agreement with an executive expiring March 2012, whereby the Company is required to pay an annual base salary of $225,000.  In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2011, the Company has three at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $503,341 to the three employees.  In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance in accordance with the terms of the individual employment agreement.

Collaboration Agreements
The Company has a research and development agreement with Fertin Pharma A/S (Fertin) whereby the parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity.  The agreement includes certain milestone payments required of the Company upon Fertin’s completion of various development phases.  The Company is required to pay all development costs related to the development of the product together with royalty payments amounting to five percent of the sale or licensing of the products.  In lieu of receiving reimbursement for development costs, Fertin, at its discretion and upon written notice, may elect to receive royalty payments amounting to twenty-five percent of the sale or licensing of the products.  The agreement shall remain in effect ten years from the date of market introduction and commercial sale.  Either party may terminate the agreement by providing sixty days written notice.  Through the fiscal year ended July 31, 2011, the Company has not paid any milestone or royalty payments relating to this agreement and has paid approximately $223,000, in the aggregate, to Fertin under the agreement for materials and development costs.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amarantus - Letter of Agreement

On May 30, 2011, the Company entered into a binding letter agreement with Amarantus Biosciences, Inc. (“Amarantus”), relating to an arrangement for intellectual property licensing and collaboration.  Pursuant to the letter agreement, definitive agreements were to be delivered on July 15, 2011, but definitive agreements have not yet been delivered or signed to date.  Under the letter agreement, the Company will grant an exclusive, worldwide license to its buccal drug delivery technologies to Amarantus for use with certain of Amarantus’ proprietary technologies in exchange for a non-refundable license fee of $10 million.   Amarantus will bear all costs associated with such use, but the Company will retain ownership of any improvements to its buccal drug delivery technologies.  The license fee will be payable in whole or in part in shares of Amarantus common stock.  The number of shares of Amarantus common stock to be issued to the Company on the closing date in payment of the license fee may not exceed 9.99% of Amarantus’ issued and outstanding shares of common stock.  To the extent the license fee is not paid by Amarantus common stock, the remaining balance will be paid pursuant to a Promissory Note to be issued to the Company for the balance of the license fee.  The Company will have the option to terminate the letter agreement if, on the closing date, either: (1) the number of shares of Amarantus common stock issued in part payment of the license fee is less than 7,125,000 shares, or (2) the amount of the Promissory Note issued in payment of the remainder of the license fee is more than $5,000,000.

In addition, the parties will collaborate in the research and development of certain of Amarantus’ proprietary technologies for application in the treatment of diabetes.  The Company will fund direct expenditures incurred in the collaborative research and development in accordance with a budget to be agreed upon, up to a maximum of $5,000,000 over a period of three years.  The Company will have the option to acquire licenses to certain Amarantus technologies in connection with collaborative developments in the treatment of diabetes.

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

Note 10 - Related Party Transactions:
Through April 20, 2011, the Company used a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s former executive officers.  For the years ended July 31, 2011, 2010 and 2009, the Company has paid the management company $40,778, $55,691 and $47,981, respectively, in management fees.  The arrangement with the management company was formally terminated on April 20, 2011 and no further property management fees will be paid to this company.

Note 11 - Long-Term Debt:
Long-term debt consists of the following:
	July 31,
	2011	2010
Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $2,447, due August 2011, secured by real property located at 98 Stafford Drive, Brampton, Canada	$264,908	$$255,674

Mortgage payable - interest at 6.822 percent per annum, monthly principal and interest payments of $3,947, due August 2011, secured by real property located at 1740 Sismet Road, Mississauga, Canada	427,255	412,362

Mortgage payable - interest at 6.75 percent per annum, monthly payments of principal and interest of $6,317, due May 2015, secured by first mortgage over real property located at 17 Carlaw Avenue and 33 Harbour Square, Toronto, Canada	645,443	627,056

Mortgage payable - interest at 10.0 percent per annum, monthly payments of principal and interest of $2,738, due November 2013, secured by real property located at 13-14, 11 Carlaw Avenue, Toronto, Canada	186,632	185,665

Mortgage payable - interest at 8.5 percent per annum, monthly payments of interest only of $2,964, principal payment due August 2012 secured by real property located at 10-11, 11 Carlaw Avenue, Toronto, Canada	418,480	387,600

Mortgage payable - interest at 5.91 percent per annum, monthly interest payments of $9,633, principal due April 2014, secured by secondary rights to real property located at 1-8, 11 Carlaw Avenue, Toronto, Canada	1,137,348	1,097,575

Total Debt	3,080,066	2,965,932

Less Current Maturities of Long-Term Debt	1,210,271	1,141,861

Total Long-Term Debt	$1,869,795	$1,824,071

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:
Year	Amount

2012	$1,210,271
2013	106,545
2014	1,226,510
2015	34,240
2016	502,500
Thereafter	—
Total	$3,080,066

The mortgages related to the properties at 98 Stafford Drive, Brampton and 1740 Sismet Road, Mississauga were discharged on August 26, 2011, in conjunction with the sales of those properties.

For the years ended July 31, 2011, 2010 and 2009, the Company incurred $205,539, $206,838 and $193,351, respectively in interest expense on its long-term debt.

Note 12 - Series A 9% Convertible Preferred Stock:
The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one-thousand ($1,000.00) per share.  Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as 17,166,666 accompanying warrants. An aggregate of 17,166,667 shares of the Company’s common stock are issuable upon conversion of the convertible preferred stock which was issued at the initial closing.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.15 per share, and will accrue a 9% dividend until July 8, 2014 and, beginning on July 8, 2014 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on September 30, 2011 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to July 8, 2014, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning July 8, 2014, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

The Company may become obligated to redeem the convertible preferred stock in cash upon the occurrence of certain triggering events, including the failure to provide an effective registration statement covering shares of common stock issuable upon conversion of the convertible preferred stock, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Company’s common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In conjunction with the issuance of the convertible preferred stock, the Company also issued 17,166,666 warrants to the investors.  Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.25 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.  These warrants have been classified as derivative liabilities and are described further in Note 13 – Derivative Liabilities.

In addition, until the first anniversary of date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,575,000, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the July 2011 closing.  These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 13 – Derivative Liabilities.

As of July 31, 2011, 8,586,665 shares of common stock had been issued upon the conversion of 1,288 shares of convertible preferred stock and 2,323,083 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock.  As of July 31, 2011, there remained 1,287 shares of convertible preferred stock outstanding which are discounted at 100% of their face value of $1,287,000 and are classified in equity on the consolidated balance sheet under the caption “Series A 9% Convertible Preferred Stock”.  The “make whole payments” on the remaining convertible preferred stock in the amount of $347,490 are included in Accounts Payable and Accrued Expenses (see Note 8).  The total make whole payments at the date of issuance, in the amount of $695,250, were accrued on the issuance date, with such amount allocated as described directly below, when accounting for the initial proceeds from the convertible preferred stock financing.

Accounting for proceeds from the convertible preferred stock financing

The net cash proceeds from the convertible preferred stock financing were $2,315,000.  The proceeds from the financing were  allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments.  As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and is reported on the Company’s consolidated statement of operations under the caption “Preferred Stock Dividend”.  The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 13 – Derivative Liabilities below.  The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,315,000
Derivative warrant liability fair value	(1,871,167)
Derivative additional investment rights fair value	(515,000)
Make whole payments liability	(695,250)
Deemed dividend	$(766,417)

Subsequent to July 31, 2011, up to the date of this report, an additional 667 shares of convertible preferred stock were converted to common stock in accordance with the terms of the securities purchase agreement dated July 8, 2011.  As of September 30, 2011, as well as the date of this report, 620 shares of convertible preferred stock remained outstanding.  The September 30, 2011 quarterly dividend payment of $12,383, as pro-rated for the period from July 8, to September 30, 2011 was paid in shares of the Company’s common stock.

Note 13 - Derivative Liabilities:

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at July 31, 2011 and 2010 using the binomial lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at July 31, 2011 are all currently exercisable with a weighted-average remaining life of 4.70 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $2,220,916 and $4,125,590 within the Company’s consolidated statements of operations for the fiscal years ended July 31, 2011 and 2010, respectively, under the caption “Change in fair value of derivative warrant liability”.  The fair value of the warrants at July 31, 2011 and 2010 is $8,745,508 and $5,679,721, respectively, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.  The following summarizes the changes in the value of the derivative warrant liability from the date of the Company’s adoption of the provisions of FASB ASC Topic 815 on August 1, 2009 until July 31, 2011:

	Value	No. of Warrants
Balance at August 1, 2009– Derivative warrant liability	$19,825,865	35,966,118
Exercise of warrants classified as derivative warrant liabilities	(10,020,554)	(19,462,778)
Decrease in fair value of derivative warrant liability	(4,125,590)	n/a
Balance at July 31, 2010 – Derivative warrant liability	$5,679,721	16,503,340
Additional warrants issued in January to April 2011 financings	3,415,536	16,056,000
Additional warrants issued in July 2011 financing	1,871,167	17,166,666
Additional warrants from price protection features of existing warrants	3,867,678	30,508,011
Decrease in fair value of derivative warrant liability	(6,088,594)	n/a
Balance at July 31, 2011 – Derivative warrant liability	$8,745,508	80,234,017

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2011 and 2010.  The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the July 31, 2011 and 2010 fair value calculations were as follows:
	July 31,
	2011	2010

Current exercise price	$0.15 and $0.25	$0.33
Time to expiration	4.70 years	5.75 years
Risk-free interest rate	1.23%	1.87%
Estimated volatility	108%	104%
Dividend	-0-	-0-
Stock price on July 31	$0.13	$0.40

Derivative additional investment rights liability

The benefit received by the participants in the July 2011 Series A 9% Convertible Preferred Stock transaction in respect to the right to make an additional investment with the same terms as the July 2011 transaction was determined to be an embedded derivative instrument and has been measured at fair value using the binomial lattice model.  The liability will be revalued at each subsequent reporting period prior to its expiry in July 2012 and any changes in fair value will be recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative additional investment rights liability have no effect on the Company’s cash flows.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model at the date of issuance on July 8, 2011 and as of July 31, 2011 to measure the fair value.  The fair value of the derivative liability associated with the additional investment rights was determined to be $515,000.  The key inputs used in the fair value calculations were as follows:

Current exercise price	$0.25
Time to expiration	1.0 year
Risk-free interest rate	1.23%
Estimated volatility	58%
Dividend	-0-
Stock price	$0.13

Note 14 - Stockholders’ (Deficiency)/Equity:

Warrants
As of July 31, 2011, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise		Warrant
To be Purchased	Price per Share		Expiration Date

100,000	$1.71		March 3, 2012
140,000	$1.45		May 27, 2012
365,625	$0.33		May 31, 2012
50,000	$0.94		March 9, 2013
125,000	$3.75		March 26, 2013
8,844,926	$0.76		December 15, 2014
3,572,971	$0.79		February 4, 2015
300,000	$0.39	(average)	February 9, 2015
200,000	$1.25		March 7, 2015
6,022,651	$1.00		March 15, 2015
26,760,001	$0.15		January 16, 2016*
30,648,261	$0.15		March 31, 2016*
17,166,666	$0.25		July 11, 2016*
5,659,089	$0.15		September 30, 2016*
99,955,190

* Subject to price protection provisions as described below.

The outstanding warrants at July 31, 2011 have a weighted average exercise price of $0.31 per share and have a weighted average remaining life of 4.45 years.

The Company has 26,760,001 warrants with a current exercise price of $0.15 and an expiry date of January 16, 2016, 30,648,261 warrants with a current exercise price of $0.15 and an expiry date of March 31, 2016, 17,166,666 warrants with a current exercise price of $0.25 and an expiry date of July 11, 2016 and 5,659,089 warrants with a current exercise price of $0.15 and an expiry date of September 30, (80,234,017 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above that were issued in connection with the March 2008 private placement.  (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement (up to an aggregate amount of 5,608,926, representing 5% of the common stock issued and outstanding immediately prior to March 31, 2008); (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to March 31, 2008; (c) the shares of common stock issued upon exercise of the warrants issued in March 2008; and (d) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors (up to an aggregate number of 11,217,852, representing 10% of the shares of common stock issued and outstanding immediately prior to March 31, 2008). On July 8, 2011, the Company’s issuance of common stock triggered the price protection features of the warrants that were issued in March 2008 resulting in a decrease of the exercise price from $0.25 to $0.15 per share and an increase in the number of warrants from 21,784,410 to 36,307,350.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on January 25, 2011 and in March and April 2011:   (I) (a) shares of common stock or options to employees, officers, or directors of the Company pursuant to plans approved by a majority of the non-employee directors of the Company or pursuant to independent contractors pursuant to other agreements or arrangements in existence as of January 24, 2011, (b) securities issued upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement dated January 24, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on January 24, 2011, provided that such securities have not been amended since their issue date through the date of conversion, exercise or exchange to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except certain adjustments to warrants expiring in March 2016 and September 2016 are not prohibited), and (c) shares of common stock or warrants to trade vendors of the Company approved by a majority of the non-employee members of the Board of Directors; provided that (II) (i) the shares issued under paragraphs I(a) and I(c) shall not, in the aggregate exceed 1,500,000 shares in each 30-day period during the first 90 days after January 24, 2011, (ii) there is a reasonable relationship between the value of the common stock or options issued pursuant to paragraphs I(a) and I(c) and the value of services rendered or goods provided and (iii) the Company does not rely in whole or in part on the exemptions provided in Sections 3(a)(9) or 3(a)(10) of the Securities Act.  On July 8, 2011, the Company’s issuance of common stock triggered the price protection features of the warrants that were issued on January 25, 2011 and in March and April 2011 resulting in a decrease of the exercise price from $0.25 to $0.15 per share and an increase in the number of warrants from 16,056,000 to 26,760,001.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 13 above.

Preferred Stock
The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share.  The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company.  The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof.  At July 31, 2010, no shares of preferred stock were issued or outstanding. At July 31, 2011, 1,287 shares of the Company’s non-voting Series A 9% Convertible Preferred Stock were issued and outstanding.  See Note 12 - Series A 9% Convertible Preferred Stock above.

Equity Instruments Issued for Services Rendered
During the years ended July 31, 2011, 2010 and 2009, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company.  The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant.  Shares of common stock are valued at the quoted market price on the date of grant.  The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received.

Note 15 – Stock-Based Compensation:

Stock Option Plans
As of July 31, 2011, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). In July 2009, the 2006 Plan was amended to increase the reserved shares from 10,000,000 to 30,000,000.  Restricted shares can only be issued under the 2006 Plan. At July 31, 2011, there were 2,000,000, 3,617,194 and 15,096,290 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.  The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2011, 2010 and 2009 amounted to $936,465, $885,872 and $45,417 for each year and were charged to the consolidated statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2011, 2010 and 2009 amounted to $100,999 $104,738 and $198,128, respectively, and were charged to the consolidated statements of operations.

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

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2011	0.013%	5.0	101%	-0-
July 31, 2010	0.14%	6.5	104%	-0-
July 31, 2009	0.17%	5.0	101%	-0-

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted Average
		Exercise Price
	Options	per Share

Outstanding August 1, 2008	6,246,638	$0.66
Granted	50,000	$0.29
Forfeited or expired	(1,129,500)	$1.68
Exercised	(100,000)	$0.56
Outstanding - July 31, 2009	5,067,138	$0.44
Granted	2,705,000	$0.63
Forfeited	(270,000)	$0.92
Expired	(36,500)	$0.63
Exercised	—	$0.00
Outstanding - July 31, 2010	7,465,638	$0.49
Granted	3,300,000	$0.28
Forfeited or expired	(2,848,704)	$0.41
Exercised	(576,752)	$0.001
Outstanding - July 31, 2011	7,340,182	$0.46
Exercisable - July 31, 2011	6,494,346	$0.44

The 7,340,182 outstanding options at July 31, 2011 had a weighted average remaining contractual term of 4.5 years.

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding - August 1, 2010	2,021,669	$0.53
Granted	3,300,000	$0.21
Vested	(4,097,082)	$0.28
Forfeited	(378,751)	$0.55
Outstanding - July 31, 2011	845,836	$0.50

As of July 31, 2011, the Company had $190,349 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.  That cost is expected to be recognized over a weighted-average period of 2.2 years.

During the twelve months ended July 31, 2011, the Company granted 3,300,000 options to executives, directors and management employees, as compensation. The total fair value of the options at the date of grant was $692,010. The options vested immediately and a charge of $692,010 was recorded at the date of grant. The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model, taking into account the grant date exercise price and current price of the underlying stock of $0.282, an expected life of the option of 5 years, an expected volatility of 101.3%, expected dividends on the stock of $0 and the risk-free interest rate for the term of the option of 0.13%.

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

The following table summarizes information on stock options outstanding at July 31, 2011:

	Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2011	Price	(Years)	Value
$0.001 - $0.18	542,154	$0.001	3.24
$0.19 - $0.56	3,450,000	$0.28	4.60
$0.57 - $0.63	550,000	$0.59	3.24
$0.64 - $0.65	1,758,250	$0.64	5.82
$0.66 - $0.96	1,039,778	$0.94	3.24
	7,340,182	$0.46	4.50	$69,938

	Options Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2011	Price	(Years)	Value
$0.001 - $0.18	542,154	$0.001	3.24
$0.19 - $0.56	3,450,000	$0.28	4.60
$0.57 - $0.63	550,000	$0.59	3.24
$0.64 - $0.65	912,414	$0.64	6.57
$0.66 - $0.96	1,039,778	$0.94	3.24
	6,494,346	$0.44	4.43	$69,938

	For the Year Ended July 31,
	2011	2010	2009

Weighted Average Grant Date Fair Value of Options Granted	$0.21	$0.53	$0.22
Aggregate Intrinsic Value of Options Exercised	$166,681	$—	$15,111
Cash Received for Exercise of Stock Options	$577	$—	$56,000

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The intrinsic value is calculated as the difference between the market value as of July 31, 2011, 2010 and 2009 and the exercise price of the shares on the respective dates.  The market values as of July 31, 2011, 2010 and 2009 were $0.13, $0.40, and $0.65, respectively, based on the high and low bid information for July 31, 2011 and as reported by the NASDAQ Stock Market as of July 31, 2010 and 2009.

Note 16 - Qualifying Therapeutic Discovery Project Program:

In the Company’s second fiscal quarter ended January 31, 2011, the Company’s wholly-owned subsidiary Antigen Express, Inc. received notification that it had been awarded a total cash grant of $488,959 under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code, all of which relates to qualifying expenses that had previously been incurred.  The Company recognized the full amount of the grant in the fiscal year ended July 31, 2011, as the Company has already incurred all of the qualifying expenses and the amount has been fully received.  Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the consolidated statements of operations for the fiscal year ended July 31, 2011 and it is reported in the “Miscellaneous Income” line item.

Note 17 - Net Loss per Share:
Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2011, 2010 and 2009 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period.  All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 115,875,372, 44,892,383 and  51,560,258 incremental shares, have been excluded from the respective 2011, 2010 and 2009 computation of diluted EPS as they are anti-dilutive due to the losses generated.

Note 18 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2011	2010	2009
Cash paid during the year for:
Interest	$208,906	$210,082	$1,075,889
Income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2011
Issuance of common stock as payment of dividends on preferred stock	$347,760
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,110,867

Year Ended July 31, 2010
Issuance of common stock in satisfaction of accounts payable and accrued expenses	$3,012,595
Par value of common stock issued in conjunction with cashless exercise of warrants	$7,636

Year Ended July 31, 2009
Issuance of common stock as repayment of convertible debentures	$16,112,399
Par value of common stock issued in conjunction with cashless exercise of warrants	$9,909
Purchase of property and equipment through the issuance of obligations under capital lease	$83,002
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$438,697

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 19 - Segment Information:
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

	2011	2010	2009
Identifiable Assets

Canada	$8,822,831	$20,966,421	$21,491,898
United States	3,128,053	3,154,963	3,321,859
Middle East, North Africa (MENA)	55,481	453,616	—
Total	$12,006,365	$24,575,000	$24,813,757

Revenue

Canada	$61,111	$95,252	$49,337
United States	60,867	430,516	605,238
Middle East, North Africa (MENA)	169,650	646,843	463,934
Total	$291,628	$1,172,611	$1,118,509

Note 20 - Collaborative Agreements:
The Company has a research and development agreement with Fertin Pharma A/S whereby the parties have established collaboration for the development of a metformin medicinal chewing gum for the treatment of Type-2 diabetes mellitus and obesity (see Note 9).

Note 21 – Quarterly Information (Unaudited):
The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2011.  In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein.  The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2011:
Revenues, net	$173,943	$29,560	$65,583	$22,542
Operating Loss	$(7,773,820)	$(5,967,558)	$(5,061,959)	$(5,729,745)
Net Loss	$(6,877,267)	$(5,236,906)	$(4,116,953)	$(5,444,741)
Net Loss available to common stockholders	$(6,877,267)	$(5,236,906)	$(4,116,953)	$(6,211,158)
Net Loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.02)

Fiscal Year July 31, 2010:
Revenues, net	$97,542	$431,344	$327,698	$316,027
Operating Loss	$(8,181,433)	$(7,339,090)	$(7,361,288)	$6,548,006)
Net Loss	$(5,142,385)	$(9,294,218)	$(4,567,550)	$(6,275,787)
Net Loss available to common stockholders	$(5,142,385)	$(9,294,218)	$(4,567,550)	$(6,275,787)
Net Loss per share	$(0.02)	$(0.04)	$(0.02)	$(0.02)

Note 22 - Subsequent Events:
On August 26, 2011, the Company sold two of its commercial properties held as investments for gross proceeds of $1,809,926.  These properties had a net book value of $1,073,837 and the resulting gain on sale of these investment properties will be recognized in the first quarter of fiscal 2012.  The net cash proceeds after discharge of mortgages and payment of real estate commissions was just over $1,000,000.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

On September 28, 2011, the Company signed a letter agreement agreeing to convert an unsecured payable from May 2009 in the amount of approximately $1.1 million to a balance inclusive of interest and fees of approximately $2.2 million.  Per the letter agreement, such balance will be settled in Antigen stock following the proposed spinout of Antigen.  The balance per the letter agreement has been accrued at July 31, 2011 and has been included in our consolidated balance sheet under accounts payable and accrued expenses as of such date.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2011, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2011, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2011.  The Company’s independent registered public accounting firm, MSCM LLP, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting. This report is set forth below.

To the Board of Directors and Stockholders of
Generex Biotechnology Corporation
(A Development Stage Company)

We have audited Generex Biotechnology Corporation’s internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Generex Biotechnology Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Managements’ Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Generex Biotechnology Corporation maintained, in all material respects, effective internal control over financial reporting as of July 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows of Generex Biotechnology Corporation and our report dated October 14, 2011 expressed an unqualified opinion.

/s/ MSCM LLP
MSCM LLP

Toronto, Canada
October 14, 2011

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

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2011 and 2010
Consolidated Statements of Operations for the Years Ended July 31, 2011, 2010 and 2009 and cumulative from Inception to July 31, 2011
Consolidated Statements of Changes in Stockholders’ Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2011
Consolidated Statements of Cash Flows For the Years Ended July 31, 2011, 2010 and 2009 and Cumulative From Inception to July 31, 2011

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts
	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2011 Valuation Allowance on Deferred Tax Asset	$84,966,128	-		(629,991)	84,336,137

Year Ended July 31, 2010 Valuation Allowance on Deferred Tax Asset	$76,273,691	-	-	8,689,437	84,966,128

The auditors’ report of MSCM LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2011 is included with its report on our financial statements located at page 45.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 101 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of October 2011.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General	October 14, 2011
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Stephen Fellows	Acting Chief Financial, Officer	October 14, 2011
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 14, 2011
Brian T. McGee

/s/ John P. Barratt	Director	October 14, 2011
John P. Barratt

/s/ Nola E. Masterson	Director	October 14, 2011
Nola E. Masterson

/s/ James Anderson	Director	October 14, 2011
James Anderson

/s/ Eric von Hofe	Director	October 14, 2011
Eric von Hofe

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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
Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)
Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)
Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

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

4.26.3
Form of Warrant issued to Midtown Partners & Co., LLC and  Maxim Group LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1
Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 8, 2010)

4.27.2
First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form  8-K filed on April 29, 2010)

4.27.3
Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1
Form of Securities Purchase Agreement dated January 24, 2011 by and between Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).

4.28.2
Form of Warrant issued to the investors in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1
Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2
Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

9
Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on November 12, 2004)

10.1
Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.2
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4
Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5
Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.6
Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.7
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.8
Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.9
Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.11	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.12	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.13	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.14
Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.15
Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.16
Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.17
Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.18
Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.19
Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.20
Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006 (incorporated by reference to Exhibit 10.28 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.21
Summary of Employment Terms for Rose Perri effective as of January 1, 2006 (incorporated by reference to Exhibit 10.29 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.22
Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.23
Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D., effective as of April 1, 2002 (incorporated by reference to Exhibit 10.31 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.24
Form of Consent and Waiver Agreement entered into with Cranshire Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.25
Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.26	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.27
Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.28
Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.29
Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.30
Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.31
At Market Offering Issuance Agreement  dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)

10.32
Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and  between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)

10.33
Summary of Compensation Arrangements with Executive Officers and Directors as of March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).

10.34
Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.35
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.36
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.37
Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Nola Masterson (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010).*

10.38
Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010 (incorporated by reference to Exhibit 10.46 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 14, 2010).*

10.39
Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)

10.40
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.41
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.42
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.43
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.44
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.45
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.46
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Nola E. Masterson (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.47
Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

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