Form 10-K/A
period 2011-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2011-10-28
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

(Mark One)
 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

At October 28, 2011, there were 314,212,889 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 14, 2011.

Generex Biotechnology Corporation
Form 10-K/A
July 31, 2011

Index

		Page

Part III
Item 10.	Directors, Executive Officers and Corporate Governance.	2
Item 11.	Executive Compensation.	6
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.	17
Item 13.	Certain Relationships and Related Transactions, and Director Independence.	29
Item 14.	Principal Accountant Fees and Services.	20

Part IV
Item 15.	Exhibits and Financial Statement Schedules.	21

Signatures		22

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2011 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2011 filed by the Company on October 14, 2011 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 14, 2011 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Mark Fletcher, Esquire	46	President &Chief Executive Officer, General Counsel

Stephen Fellows	45	Acting Chief Financial Officer

David Brusegard	67	Chief Operating Officer, Secretary

John P. Barratt	67	Chairman of the Board

Brian T. McGee	51	Director

Nola E. Masterson	64	Director

Eric von Hofe	57	Director

James H. Anderson, Jr.	65	Director

There are no family relationships among the directors and executive officers.  All directors are elected to hold office until the next annual meeting of stockholders following election and until their successors are duly elected and qualified. Executive officers are appointed by the Board of Directors and serve at the discretion of the Board.

Mark A. Fletcher, Esq. has served as our President and Chief Executive Officer since March 2011.  Mr. Fletcher was elected to serve as a member of the Board of Directors at our annual meeting of stockholders held on June 8, 2011. Mr. Fletcher was appointed interim President and Chief Executive Officer on September 29, 2010 to succeed Anna E. Gluskin, who was terminated as President and Chief Executive Officer on that date.  On September 29, 2010, Mr. Fletcher was also appointed Secretary and served as such until June 8, 2011.  He served as Executive Vice President and General Counsel since April 2003, and he continues in his role as General Counsel. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991. The Board believes that Mr. Fletcher’s wide-ranging legal knowledge and extensive experience as a practicing lawyer, his years of experience in the biotech industry, combined with his managerial skills, and business acumen and judgment, provide our Board with valuable legal and operational expertise and leadership skills.

Stephen Fellows has served as our Acting Chief Financial Officer since March 2011.  Mr. Fellows has served as our Vice President, Finance since June 2009.  From August 2005 to December 2008, Mr. Fellows was employed by Sona Mobile Holdings Corporation, a publicly held software company which developed software applications for mobile devices, where he served as Chief Financial Officer.  From September 1996 to August 2005, Mr. Fellows worked at 3Com Corporation, where he served in several positions including as the Director of Finance of the corporate accounting group in Marlborough, MA and Director of Finance & Operations of 3Com’s Canadian subsidiary.  From January 1992 to August 1996, Mr. Fellows worked at Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as Controller for Pennzoil Canada. Mr. Fellows received a Bachelor of Business Administration degree from Wilfrid Laurier University in 1988 and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto in 1990.  The Board believes that Mr. Fellows’ business and financial experience, including his previous experience as a Chief Financial Officer of a public company, combined with his educational background and business judgment provide our Board with valuable financial expertise and leadership skills.

David Brusegard, Ph.D. has served as Chief Operating Officer since March 2011 and was appointed Secretary on June 8, 2011.  Dr. Brusegard served as a consultant to Generex from March 2010 to March 2011.  From 2007 to March 29, 2011, Dr. Brusegard held the position of President of The OSLO Group, his consulting firm. He served as Chief Executive Officer of the Pentius Group from 2004 to 2007. The Pentius Group was a five-company group which designed, sold, and marketed health insurance, and operated a managed care facility staffed with nurses supervised by physician directors. Pentius Group’s company assets were sold in 2007 to Canam Insurance of Windsor, Ontario. Dr. Brusegard has a breadth of experience in several fields, including, medical record design, health informatics, health insurance, digital mapping, database design, global positioning systems applications, business management and strategic planning. He was a senior economist at Statistics Canada for a decade, an adjunct professor at the University of Toronto and taught information ethics and information law at Ryerson University. He has consulted internationally on information management for the World Bank as well as major consumer packaged goods companies, hospitals, municipalities, and all levels of government. Other recent positions of note include; Vice President, Analytics for ICOM Communication and Information, President of Geographic Decision Support Systems, and CEO, Tristar Software. Dr. Brusegard performed his graduate work at The University of North Carolina at Chapel Hill, and the University of Calgary from which he holds a Ph.D. Phil., awarded in 1976.  The board believes that Dr. Brusegard’s extensive experience in corporate management, his prior work experience with medical records, health insurance, data analysis and marketing, combined with his managerial skills and business acumen and judgment, provide our Board with valuable operational expertise and leadership skills.

John P. Barratt. Independent Director since March 2003 and Chairman of the Board since September 2010.  Mr. Barratt is currently a member of the Generex Compensation Committee, the Generex Audit Committee and the Generex Corporate Governance and Nominating Committee. Mr. Barratt served as the Board Liaison Officer of The Caldwell Partners International from July 2006 until May 2009. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on a number of Boards of Directors, including Brookfield Investments Corporation and BAM Split Corporation, and is a member of the Board of Directors and Chairman of the Risk Policy Committee of the Bank of China (Canada). Mr. Barratt also serves as Chairman of the Independent Review Committees of BAM Split Corp. and Brookfield Soundvest Capital Management Ltd.  Mr. Barratt is currently the Chief Financial Officer and a member of the Advisory Board of Crystal Fountains Holdings Inc. and also served as interim Chief Financial Officer of its subsidiary, Crystal Fountains Inc. from September 2008 to May 2009 and from May 2011 to present.  The Board believes that Mr. Barratt’s wide-ranging business experience in various industries, his extensive service as an executive officer and director in various companies, and his knowledge of finance, combined with his leadership skills and business judgment, provide our Board with valuable financial and operational expertise and leadership skills.

Nola E. Masterson. Independent Director since May 2007. Ms. Masterson is currently the Chair of the Generex Compensation Committee and a member of the Generex Audit Committee and the Generex Corporate Governance and Nominating Committee. Since 1982, she has been the chief executive officer of Science Futures Inc., an investment and advisory firm. Ms. Masterson is currently Managing Member and General Partner of Science Futures Management Co. LLC, which administers several venture funds invested in life science fund of funds and life science companies. She also serves as Chairwoman of the Board of Directors of Repros Therapeutics Inc. and serves as Chair of the Compensation Committee and Nominating and Corporate Governance Committee and is a member of the Audit Committee.  Repros is a development stage biopharmaceutical company formerly known as Zonagen, Inc. (currently trading on The NASDAQ Global Market under the symbol “RPRX”). Ms. Masterson was the first biotechnology analyst on Wall Street, working with Drexel Burnham Lambert and Merrill Lynch, and is a co-founder and first president of Sequenom, Inc., a genetic analysis company located in San Diego and Hamburg, Germany. She also started the BioTech Meeting in Laguna Nigel, CA, the annual Biopharmaceutical Conference in Europe, and was nominated to the 100 Irish American Business List in 2003. Ms. Masterson began her career at Ames Company, a division of Bayer, and spent eight years at Millipore Corporation in sales and sales management. Ms. Masterson has 34 years of experience in the life science industry.  She sits on the Board of Directors for the American Diabetes Society Silicon Valley chapter, and is Chair Emeritus of the BayBio Institute.  She received her Masters in Biological Sciences from George Washington University, and continued Ph.D. work at the University of Florida. The Board believes that Ms. Masterson’s extensive experience in the life science industry and venture capital and investment industry, her business experience, including her experience as an executive officer of an investment advisory company and as a director of a publicly-traded biopharmaceutical company, combined with her business judgment, provide our Board with valuable scientific and operational expertise.

Brian T. McGee. Independent Director since March 2004. Mr. McGee is currently the Chairman of the Generex Audit Committee and a member of the Generex Compensation Committee and the Generex Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants.  Mr. McGee has received a certificate in International Financial Reporting Standards issued by The Institute of Chartered Accountants in England and Wales in 2010.  The Board believes that Mr. McGee’s knowledge and understanding of accounting and finance, his education and training in accounting and corporate governance, and his extensive experience in the accounting industry, combined with his business acumen and judgment, provide our Board with valuable accounting and financial expertise.

James H. Anderson, Jr., M.D.  Independent Director since June 2011.  Dr. Anderson is currently Chairman of the Corporate Governance and Nominating Committee and a member of the Generex Compensation Committee, and has served on the Generex Scientific Advisory Board since October 2010.  Dr. Anderson is a diabetologist and endocrinologist who has been in the pharmaceutical industry for over 25 years. He is currently CEO and President of Symcopeia, a private drug discovery and development company focused on new mechanisms of action for the treatment of diabetes mellitus, and diabetes related obesity and cardiovascular diseases.  From 2005 to 2009, Dr. Anderson served as Senior Medical Director for Diabetes and Cardiometabolic Medicine with Eli Lilly and Company and had medical responsibility for diabetes and cardiometabolic drug development, and drove the clinical development, registration and launch of two families of diabetes care products, Humulin® and Humalog.   At Eli Lilly, Dr. Anderson contributed to the inventions of the first recombinant DNA produced human insulin analog products, led multiple clinical drug development projects, was responsible for 6 US NDAs and had clinical responsibility for all insulin products worldwide.  Dr. Anderson is an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the UK, was a founding board member of the American Association of Pharmaceutical Physicians and is a Fellow of the American College of Endocrinology.  Dr. Anderson has been active in the American Diabetes Association and is a member of the International Diabetes Federation, the European Association for the Study of Diabetes, and the Endocrine Society.  Dr. Anderson is a founding editorial board member of two journals for diabetes, and serves on the editorial boards or as a reviewer for 5 other diabetes/endocrine journals.  Dr. Anderson is a Clinical Associate Professor of Medicine for the Division of Endocrinology and Metabolism at the Indiana University School of Medicine and was awarded an M.D. from the LSU School of Medicine.  Dr. Anderson attained the rank of Lieutenant Colonel in the US Army Medical Corps and during his military career, he served as the Chairman, Department of Clinical Investigation at the Army’s largest healthcare center, and Chief of the Medical Division of the US Army Medical Research Institute for Infectious Diseases.  Dr. Anderson also serves on the Medical/Scientific Advisory Boards of Elona Biotechnologies, Inc. and Zimmerman Biotechnologies, LLC.  The Board believes that Dr. Anderson’s extensive experience in the pharmaceutical industry, his experience in the diabetes and endocrinology fields, combined with his business experience and judgment, provide our Board with valuable scientific and operational expertise.

Eric von Hofe, Ph.D.  Director since June 2011.  Dr. von Hofe is currently President of Antigen Express, Inc., a wholly-owned subsidiary of Generex.  He has held this position since 2005.  Since 2005, he has also been a Vice President of Generex.  He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.  The Board believes that Dr. von Hofe 's experience in private and publicly traded companies in the biotechnology industry, including leadership and management positions and his scientific expertise, together with his practical understanding of the requirements for success of both therapeutic and technology development, provide the Board with valuable scientific, business and strategic expertise.

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

Scientific Advisory Board

In addition to Dr. James H. Anderson, Jr., M.D., the following individuals are members of the Generex Scientific Advisory Board:

Dr. Gerald Bernstein, M.D., F.A.C.P. has served on the Scientific Advisory Board since 2001.  Dr. Bernstein graduated from Dartmouth College and Tufts University School of medicine. He is board certified in internal medicine (1966) and endocrinology and metabolism (1973). He entered practice in 1966 after completing a research fellowship. Dr. Bernstein is an associate clinical professor at Albert Einstein College of Medicine in New York. He is an attending physician at Beth Israel Medical Center, Lenox Hill Hospital (1974) and Montefiore Medical Center (1966). He served on the National Board of Directors of the American Diabetes Association, its research foundation and many national committees. Dr. Bernstein is a past president of the American Diabetes Association and was Director of the Beth Israel Health Care Systems Diabetes Management Program. He is currently Director of the Diabetes Management Program of The Friedman Diabetes Institute at Beth Israel Hospital in New York.  He served as Vice President for Medical Affairs at Generex Biotechnology Corp. from 2001 to 2011, and served as a Director of Generex from October 2002 to May 2008.

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

Dr. Jaime Davidson, MD., F.A.C.P. has served on the Scientific Advisory Board for Generex since July, 2006. Dr. Davidson is the President of Endocrine and Diabetes Associates of Texas, based at the Medical City Dallas Hospital complex, and a Clinical Associate Professor of Internal Medicine at University of Texas Southwestern Medical Center in Dallas, Texas. Dr. Davidson chaired the Diabetes Consensus Guidelines for the American College of Endocrinology and serves as Director of the Annual Intensive Diabetes, Endocrinology and Metabolic Diseases Course for the University of Southern California Keck School of Medicine. He serves as a council member for the Texas Department of Health Services, appointed by Texas Governor Rick Perry. In 2006 Dr. Davidson was distinguished by the American Association of Clinical Endocrinologists with an award for his contributions to the improvement of endocrine health for under-served populations, and by the American Diabetes Association with the Harold Rifkin MD award for his international contributions in the diabetes field. In the past, he has held positions with the National Diabetes Advisory Board, the National Institutes of Health, the Centers for Disease Control, the Institute of Medicine, and the boards of directors of the American Diabetes Association, the American Association of Clinical Endocrinologists and the American College of Endocrinology. He served in higher education for a six year term as a Regent of Midwestern State University in Texas appointed by then Governor George W. Bush. He has also served in the President's Council for Fitness and Sports, chaired the Texas Diabetes Council of the Texas Department of Health for several years where he instituted the Texas Diabetes Algorithm and under his guidance the Texas Diabetes Institute was established with the University of Texas Health Science Center in San Antonio, Texas. Dr. Davidson's experience in clinical pharmacology began with a Clinical Pharmacology Fellowship at Lilly Laboratories for Clinical Research and it continued with multiple clinical trials. In addition, he was an advisor to the Food and Drug Administration (FDA) on the Endocrinology and Metabolism Advisory Board. Dr. Davidson's Internal Medicine training was completed at Scott and White Hospital (now known as Texas A&M University) and his Endocrinology training at  Indiana University. Dr. Davidson served as a consultant Medical Director for Generex from 2006 to 2011.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file.  To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2011 were filed on a timely basis, with the exception of the Initial Statements of Beneficial Ownership of Securities on Form 3 for Eric von Hofe and James H. Anderson, Jr. upon their appointment to the Generex board of directors on June 8, 2011 and the Statements of Changes in Beneficial Ownership of Securities on Form 4 filed on April 25, 2011 on behalf of each of the persons named below, which reports belatedly disclosed the Board of Directors’ granting of stock options as follows:

Name of Executive Officer or Director	No. of Shares of Common Stock Underlying Option	Exercise Price per Share	Grant Date	Expiration Date
Mark Fletcher	1,500,000	$0.282	03/25/11	03/25/15
John P. Barratt	500,000	$0.282	03/25/11	03/25/15
Brian T. McGee	200,000	$0.282	03/25/11	03/25/15
Nola E. Masterson	200,000	$0.282	03/25/11	03/25/15

The Initial Statements of Beneficial Ownership of Securities on Form 3 for Eric von Hofe and James H. Anderson, Jr. were filed on October 26, 2011.

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2011.

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

Item 11. Executive Compensation.

Compensation, Discussion & Analysis

Compensation Philosophy

We are a development stage company focused on research, development, and commercialization of our proprietary drug delivery platform for administration of large molecule drugs to the oral cavity through a hand-held aerosol spray applicator.  We are in the process of developing proprietary formulations of drugs that can be delivered through an oral spray thereby eliminating the need for injections and have focused on our Oral-lyn™ insulin formulation, which is administered as a spray into the oral cavity.  We also have a subsidiary, Antigen Express, which focuses on developing proprietary immunomedicines.

As a development stage company, our future depends on the ability of our executives to obtain necessary regulatory approvals to launch Oral-lyn™ in key markets such as the United States, Canada, and Europe, as well as furthering the development of other products in our pipeline through the clinical trial and regulatory process.  Attracting, retaining, and motivating key executives who can lead Generex through this process is critical to our success.  We have a small executive team that works together closely.  Our executives perform multiple roles and need to be able to respond to changing market dynamics quickly.

For these reasons, we seek to ensure that our compensation programs are competitive with similarly sized companies with which we compete for executive talent.  The goals of our executive compensation program are to attract and retain top executives, to motivate executives to achieve our business objectives, to align executive and shareholder interests, and to recognize individual contributions and overall business success.

During the fiscal year ended July 31, 2011, the Compensation Committee of the Board of Directors evaluated the types and amounts of compensation that it believed were appropriate for our President and Chief Executive Officer, our Chief Operating Officer and our Acting Chief Financial Officer, who are considered Generex’s policy making executives and who are listed in the Summary Compensation Table on page 11. We refer herein to these executives as the “named executives.”

In addition to the compensation of our named executives, the Compensation Committee also reviews and approves the compensation of members of our senior management, including our Vice President, Regulatory Affairs and our Controller, as well as the President of our subsidiary, Antigen Express, Inc.

The Board of Directors appointed three of the four current members of the Compensation Committee on May 28, 2008 following the 2008 Annual Meeting of the Stockholders and all three of these members served throughout fiscal 2011.  The fourth member was appointed on June 8, 2011 following the 2011Annual Meeting of the Stockholders.  During fiscal 2011, the Compensation Committee convened once to evaluate and discuss compensation for the named executives with respect to stock awards during the fiscal year ended July 31, 2011, bonuses for the fiscal year ended July 31, 2010 and base salaries for the calendar year ended December 31, 2011.  During the majority of fiscal 2011, the three members of the Compensation Committee also comprised the Special Committee of the board of directors and met several times as the Special Committee to discuss various compensation and executive personnel matters, including the terminations of Ms. Gluskin and Ms. Perri and the appointments of Mr. Fletcher, Mr. Fellows and Dr. Brusegard to their respective positions.

Historically, the key components of our executive compensation have been base salary, cash bonuses, and equity incentives, including stock bonuses, restricted stock, and stock options awarded at the discretion of our Compensation Committee and Board of Directors.  As a development stage company, we have reviewed compensation of our named executives annually and at the discretion of the Compensation Committee as warranted by our financial condition and achievement of our business goals.  While the elements of compensation are considered separately, the Compensation Committee ultimately considers the value of the total compensation package provided to the individual named executive.

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

In fiscal 2011, the Compensation Committee reviewed and implemented changes in base salaries for certain of the named executives, upon their appointment to new positions in fiscal 2011 and awarded equity incentive awards to the named executives primarily in recognition of efforts made to stabilize the company and effect the company’s reorganization plan.  The Compensation Committee did not award any of the named executives cash bonuses during fiscal 2011 for fiscal 2010 performance and contributions.  The Compensation Committee has not made any determinations as to bonuses or equity awards for the named executives with respect to performance or contributions for the fiscal year ended July 31, 2011, but the Compensation Committee expects to consider the matter in the future during fiscal 2012.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2011, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities, however in November 2009, the Compensation Committee undertook a comprehensive review of compensation for the then named executives which has been considered when making salary recommendations in the fiscal year ended July 31, 2011.  As part of the previous fiscal year review the Compensation Committee engaged a compensation consultant, J. Thelander Consulting.  A significant portion of the consultant’s review consisted of benchmarking Generex’s then named executive compensation against similar positions at public companies in the biotechnology and pharmaceutical industry.  The list of companies considered primarily had market capitalizations between $80 and $160 million which was considered comparable to Generex’s market capitalization at that time.  In addition, one other company was considered which had a market capitalization in excess of $1 billion, as it had been considered in past compensation studies and as its primary product is somewhat similar to Generex’s Oral-lyn™, in that it is also a drug delivery system for insulin.  The companies considered in the consultant’s report included the following:

Market capitalization between $80 and $160 million
•	ArQule (ARQL)
•	Progenix Pharmaceuticals, Inc. (PGNX)
•	Idenix Pharmaceuticals, Inc. (IDIX)
•	Discovery Laboratories, Inc. (DSCO)
•	Ideera Pharmaceuticals, Inc. (IDRA)

Market capitalization greater than $1 billion
•	Mannkind (MNKD)

The consultant’s report concluded that base salaries for the then named executives were at or above average compared to the benchmarked companies, while bonus targets, equity incentive compensation and overall total compensation (i.e. base salary, bonuses and equity compensation combined) were below average.  The Compensation Committee reviewed and considered the consultant’s fiscal 2010 report when making decisions regarding compensation changes and levels for the new named executives in fiscal 2011, but the Compensation Committee members exercised discretion and formulated their own conclusions when the Committee determined the compensation components discussed below.

Determination of Compensation

The Compensation Committee typically makes compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year.  The Compensation Committee follows such a schedule in order to eliminate the need to award retroactive salary increases.  In addition, the Compensation Committee intends to review compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time.  Due to the changes in management in fiscal 2011, including the terminations of the previous President and Chief Executive Officer and the Chief Financial Officer and Chief Operations Officer, as well as the appointment of our Executive Vice President and General Counsel to interim President and Chief Executive Officer in September 2010 and to President and Chief Executive Officer in March 2011,  the appointment of our VP Finance to Acting Chief Financial Officer in March 2011 and the appointment of our Chief Operating Officer in March 2011, the Committee did not follow such a schedule in fiscal 2011.

In considering whether to award bonuses in respect of fiscal year 2010 or to make changes to base compensation for calendar year 2011, in addition to the compensation consultant’s report from fiscal 2010, the Compensation Committee also reviewed publicly available executive compensation information for Generex’s peer companies, executive compensation information as reported in biotechnology and pharmaceutical industry publications, unique aspects of each executive’s roles within Generex, including multiple roles performed by each named executive, as well as contribution and performance of individual named executives towards achievement of overall company performance, and alignment with shareholder expectations.

Components of Compensation

Base Salary

Base salary provides a fixed amount of compensation necessary to attract and retain key executives. It is guaranteed compensation to the named executives for performance of core duties.  Base salaries for the named executives may be adjusted upon recommendation by the Compensation Committee and ratification by the Board of Directors.  Historically, annual base salaries for the named executives have been reviewed periodically relative to the base pay levels for each executive’s position based on the peer group.  The Compensation Committee last undertook such a review in November 2009.  Levels of base salary are generally targeted at the market’s second quartile (51% – 75%), but also reflect the compensation goals adopted by the Compensation Committee, operational goals determined by management, the named executive’s individual performance, contribution of the named executive to overall corporate performance, and the level of responsibility of the named executive with respect to his or her specific position.  The level of base salary also reflects multiple titles and additional responsibilities of the named executives driven by the operational needs of the company.

Salary adjustments for the President and  Chief Executive Officer and the Acting Chief Financial Officer were last made to base salary compensation in March 2010, which were made effective retroactive to January 1, 2010.  No salary adjustments were made in calendar year 2009.  In determining the levels of the base salary adjustments for the named executives, if any, the Compensation Committee considered the achievement of certain performance goals by the named executives, including those considered in connection with the award of cash bonuses and enumerated below.

In September 2010, in connection with the termination of our former President and Chief Executive Officer, our Executive Vice President and General Counsel was appointed to interim President and Chief Executive Officer.  The Compensation Committee recommended, and the Special Committee of the Board of Directors approved a base salary adjustment of $150,000 or 46% to $475,000 effective immediately.  The increase was considered appropriate in relation to the assumption of the additional duties and responsibilities of the new role, in addition to his duties as General Counsel, as well as based on the comparison to peer companies prepared by the compensation consultant in fiscal 2010.

In March 2011, the Compensation Committee recommended, and the Special Committee of the Board of Directors approved a base salary adjustment of 12.5% for our VP Finance from $200,000 to $225,000, effective retroactive to January 1, 2011, in connection with his appointment to Acting Chief Financial Officer.  The increase was considered appropriate in relation to the assumption of the additional duties and responsibilities of the new role.

In March 2011, the Compensation Committee recommended, and the Special Committee of the Board of Directors approved the hiring and appointment of our Chief Operating Officer at an annual base salary of $225,000 effective immediately.  The base salary was considered appropriate in relation to the salaries of our other executives.

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

The Compensation Committee did not grant or accrue any bonuses in fiscal 2011, with respect to the fiscal year ended July 31, 2010, due to the recent appointments of all the named executives to their current positions, as well as in consideration of the current financial position of the company.

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

In March 2011, the Compensation Committee recommended, and the Special Committee of the board of directors approved, the following discretionary awards of options to purchase shares of our common stock to our named executives:

Named Executive	No. of Shares Underlying Options
Mr. Fletcher	1,500,000
Mr. Fellows	200,000
Dr. Brusegard	200,000

The award to Mr. Fletcher were made pursuant to the 2006 Stock Plan (1,100,000 options) and pursuant to the 2001 Stock Option Plan (400,000 options).  The awards to Mr. Fellows and Dr. Brusegard were made pursuant to the 2001 Stock Option Plan.  The stock options have an exercise price equal to $0.282 per share, the closing price of the Company’s common stock on the OTC Bulletin Board on March 25, 2011.  The options awarded were fully vested at the date of grant and shall expire on the fifth anniversary of the date of grant, subject to earlier termination under the terms set forth in the 2001 Stock Option Plan or subject to truncation upon cessation of employment as specified in the 2006 Stock Plan (as applicable).

The Compensation Committee recommended these option grants in recognition of efforts made to stabilize the Company and create a reorganization plan involving, among other possible actions, a reverse stock split of our common stock, listing of our common stock on a national stock exchange, spin-out of Antigen Express, Inc., and a rights offering to our stockholders (the “Reorganization Plan”) and as an incentive for the successful implementation of the Reorganization Plan.

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites.  During fiscal 2011, subsequent to his appointment as interim President and Chief Executive Office on September 29, 2010, we provided our President and Chief Executive Officer a car allowance with an estimated value of $800 per month to compensate use of his car for business purposes.  During fiscal 2011, up to the dates of their respective terminations on September 29, 2010 and March 25, 2011, respectively, we provided our former President and Chief Executive Officer and our former Chief Operating Officer and Chief Financial Officer a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes.

We do not offer deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

Employment and Severance Agreements

During fiscal 2011, we had terms of employment covering our President and Chief Executive Officer, as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control”, which clarify the terms and conditions of his employment. These terms provide clarity concerning the employment relationship and provide a competitive benefit level to the executive, thus promoting stability at the President and Chief Executive Officer position.

We have agreed to provide severance benefits to the President and Chief Executive Officer as set forth in the terms of his employment.  The intent of such severance is to provide the President and Chief Executive Officer with financial security in the event of a covered termination (including change in control) and to thus support executive retention.  To be eligible for certain benefits, including cash payments, under these arrangements, a named executive must experience a covered termination, which may include a change in control, a material reduction in executive compensation, a material change in duties, or a material breach in the agreement by Generex, The benefits payable to our President and Chief Executive Officer upon a change in control of Generex require two conditions, or “double triggers,” to be satisfied:  the change in control must occur, and the named executive’s employment must be terminated, voluntarily or involuntarily, as a result of such event.  Under the terms of employment, our President and Chief Executive Officer would receive a benefit upon a change in control only if he terminates his employment in connection with such event.

As of the end of fiscal 2011, each of the current named executive officers held stock options or restricted stock granted pursuant to either the 2001 Stock Option Plan or the 2006 Stock Plan.  The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise.  In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options.  The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex.  Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex.  The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

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

     Given the high individual income tax liabilities which result from the awarding of restricted stock to our executives who are all tax residents of Canada, the Compensation Committee expects to grant future equity awards in the form of stock options for the foreseeable future.

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2011 and in Generex’s 2012 Proxy Statement.

THE COMPENSATION COMMITTEE
Nola E. Masterson, Chairperson
John P. Barratt
Brian T. McGee
James H. Anderson, Jr.

Executive Compensation Tables

 The following executive compensation tables pertain to the fiscal year ended July 31, 2011.  Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2011.  On September 29, 2010, the Board of Directors terminated Mrs. Gluskin in her employment as President and Chief Executive and appointed Mark A. Fletcher as interim President and Chief Executive Officer and Secretary.  On that date, the Board also appointed John P. Barratt as Chairman of the Board.  On March 25, 2011, the Board of Directors terminated Ms. Perri in her employment as Chief Financial Officer and Chief Operations Officer and appointed Mark A. Fletcher as President and Chief Executive Officer, appointed Stephen Fellows as Acting Chief Financial Officer and appointed David Brusegard as Chief Operations Officer.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last three completed fiscal years ending July 31, 2009, 2010 and 2011.  In respect of fiscal years 2009, 2010 and 2011, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)			Bonus ($)	Stock Awards ($)		Option Awards ($)		All Other Compensation ($)		Total ($)
Anna E. Gluskin	2011	S	87,500		$0	$0		$1,324	(2)	$556,389	(3)	S	645,213
Former President and	2010	S	525,000		$0	$0		$324,468	(2)	$27,846	(3)	S	877,314
Chief Executive Officer	2009		$525,000		$0	$37,750	(1)	$9,219	(2)	$23,991	(3)		$595,960

Rose C. Perri	2011	S	403,992		$0	$0		$28,603	(2)	$20,389	(3)	S	452,984
Former Chief Operating Officer,	2010	S	420,000		$0	$0		$284,739	(2)	$27,846	(3)	S	732,585
Chief Financial Officer,	2009	S	420,000		$0	$33,031	(1)	$24,583	(2)	$23,991	(3)	S	501,605
Treasurer and Secretary

Mark A. Fletcher	2011	S	479,642	(4)	$0	$0		$356,660	(2)(6)	$0		S	836,302
President and	2010	S	320,833	(4)	$225,000	$0		$233,970	(2)	$0		S	779,803
Chief Executive Officer	2009		$315,000	(5)	$0	$18,875	(1)	$0		$0			$333,875

Stephen Fellows	2011	S	212,788	(7)	$0	$0		$81,338	(2)(6)	$0		S	294,126
Acting Chief	2010	S	198,179	(7)	$0	$0		$112,865	(2)(8)	$0		S	311,044
Financial Officer	2009		$24,821	(7)	$0	$0		$0		$0			$24,821

David Brusegard	2011	S	161,465	(9)	$0	$0		$41,940	(6)	$0		S	203,405
Chief Operating	2010	S	34,857	(9)	$0	$0		$0		$0		S	34,857
Officer	2009		$0	(9)	$0	$0		$0		$0			$0

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2011, July 31, 2010 and July 31, 2009.

(1) This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the fiscal years ended July 31, 2010, 2009 and 2008 for restricted stock awards granted in August 2007, a portion of which was in respect of fiscal 2007 and was immediately vested. The fair value is calculated using the closing price of Generex stock on the date of grant. For additional information, refer to Note 15 to our Consolidated Financial Statements included in the Form 10-K for the year ended July 31, 2010 as filed with the SEC. This amount reflects our accounting expense for these awards, and does not correspond to the actual value that will be recognized by the named executives.

(2) This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for option awards granted in May 2008 and March 2010. Such awards were made pursuant to the 2006 Stock Plan. Specifically, amounts reflected in this column relate to options to purchase shares of common stock granted to Ms. Gluskin (50,000 shares) and Ms. Perri (125,000 shares) on May 27, 2008 and options to purchase shares of common stock granted to Ms. Gluskin (500,000 shares), Ms. Perri (400,000 shares), Mr. Fletcher (300,000 shares) and Mr. Fellows (250,000 shares) on March 8, 2010.  The options vest incrementally over two years. The total fair values of the respective option grants are being expensed over the two-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.12%, expected dividend yield of 0.0%, 10 year expected life of options and expected volatility rate of 105.7%. Also included in this column is the incremental fair value, computed as of October 20, 2009 in accordance with FASB ASC Topic 718, with respect to the modified options.  While these amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718, they may not correspond to the actual value that will be recognized by the option holders.  See Grants of Plan-Based Awards in Fiscal 2011 for a list of the options for which the expiration dates were extended.

(3) Represent 50% of the management fee paid to the property management company that manages all of our real estate properties and is owned by Ms. Perri, Ms. Gluskin and the estate of Mark Perri, our former Chairman of the Board. In addition, Ms. Gluskin and Ms. Perri each received a car allowance with an estimated value of $800 per month to compensate use of their cars for business purposes, but such amounts have not been included in this column as the total value of such perquisites is less than $10,000 per named executive for fiscal year 2011, 2010 and 2009.  The 2011 amount for Ms. Gluskin includes salary continuation payments following termination of her employment on September 29, 2011, payable until December 31, 2011 in the aggregate amount of $525,000 and a car allowance of approximately $11,000 USD paid in Canadian currency.

(4) This amount reflects a base salary of $325,000 earned by the named executive up until September 28, 2010 and a salary increase to $475,000 as approved by the Special Committee of the Board on September 29, 2011.  The amount also reflects a car allowance of approximately $11,000 USD per year paid to the executive in Canadian currency.

(5) This amount reflects a base salary of $315,000 earned by the named executive, as approved by the Board on May 6, 2008 effective retroactively to January 1, 2008.

(6) This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for option awards granted in March 2011. Such awards were made pursuant to the 2001 and 2006 Stock Plans. Specifically, amounts reflected in this column relate to options to purchase shares of common stock Mr. Fletcher (400,000 shares under 2001 Stock Option Plan and 1,100,000 shares under 2006 Stock option Plan), Dr. Brusegard and Mr. Fellows (200,000 shares each under 2001 Stock Option Plan) on March 29, 2011.  The options vested upon the grant. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.013%, expected dividend yield of 0.0%, 5 year expected life of options and expected volatility rate of 101%.

(7) This amount reflects a base salary of $175,000 earned by the named executive until December 31, 2009, a salary of $200,000 earned by the named executive from January 1, 2010 until December 31, 2010 and a salary increase to $225,000 retroactive as of January 1, 2011 as approved by the Special Committee of the Board on March 25, 2011.

(8) This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the fiscal years ended July 31, 2011, 2010 and 2009 for options awards granted in October 2009.  The total fair values of the respective option grants are being expensed over the four-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.14%, expected dividend yield of 0.0%, 5 year expected life of options and expected volatility rate of 104%.

(9) This amount reflects a base salary of $225,000 earned by the named executive from March 25, 2011, as approved by the Special Committee of the Board on March 25, 2011.  Also includes consulting fees paid to named executive in respect to fiscal years ended July 31, 2011 and 2010, prior to his appointment to the position of Chief Operating Officer on March 25, 2011.

Grants of Plan-Based Awards in Fiscal 2011

The following table provides information about equity awards granted to the named executives or modified in the fiscal year ended July 31, 2011, including: (1) the grant date; (2) the number of shares underlying stock options awarded to the named executives, (3) the number of shares underlying existing stock options the terms of which were extended, (4) the exercise price of the stock options awarded or extended, and (5) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Mark Fletcher, President & Chief Executive Officer	March 25, 2011	1,500,000 (1)	$0.282 (2)	$0.2097 (3)
Stephen Fellows, Acting Chief Financial Officer	March 25, 2011	200,000 (4)	$0.282 (2)	$0.2097 (3)
David Brusegard, Chief Operating Officer	March 25, 2011	200,000 (4)	$0.282 (2)	$0.2097 (3)

(1)
The options were granted on March 25, 2011 pursuant to the terms of our 2006 Stock Plan (1,100,000 options) and pursuant to the terms of our 2001 Stock Option Plan (400,000).  The options vested immediately upon the date of the grant.

(2)	The options have an exercise price equal to the official closing price of our common stock on OTC bulletin board on the date of grant ($0.282 per share).

(3)
This column shows fair value of the options calculated using the Black Scholes value on the grant date of $0.2097.  See note 4 of the Summary Compensation Table for a discussion of fair value calculation related to the options and the valuation assumptions made with respect to the options.

(4)	The options were granted on March 25, 2011 pursuant to the terms of our 2001 Stock Option Plan. The options vested immediately upon the date of the grant.

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

Set forth below are the material terms of employment for the President and Chief Executive Officer as of the end of fiscal 2011.  The terms of employment provide for certain payments upon retirement, termination or change in control.  Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2011, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

Terms of Employment Termination for Ms. Gluskin and Ms. Perri

On September 29, 2010 Anna E. Gluskin was terminated as President and Chief Executive Officer.  Per the terms of separation agreed to by Ms. Gluskin and the Company, Ms. Gluskin's salary will be continued through December 31, 2011. The Company is not required to make any additional payments to Ms. Gluskin.

On March 25, 2011, our Board of Directors terminated Ms. Perri in her employment as Chief Financial Officer and Chief Operations Officer.  We have not provided Ms. Perri with any payments given the litigation involving Ms. Perri which is further described  under the caption “Dispute with Former Officer” under Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K which was filed on October 14, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

The following table provides information on the current holdings of stock option by the named executives. This table includes unexercised and unvested option awards as of July 31, 2011. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” as defined in Regulation S-K Item 402(a)(6)(iii); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark E. Fletcher, Executive Vice President and General Counsel	3-25-2011	1,500,000	(1)	0	$0.282	3-25-2016
	3-8-2010	300,000	(2)	0	$0.64	3-8-2020
	12-13-2004	250,000	(3)	0	$0.61	10-26-2014
	4-5-2005	327,869	(4)	0	$0.001	10-26-2014
	4-5-2005	142,857	(5)	0	$0.001	10-26-2014
Stephen Fellows, Acting Chief Financial Officer	3-25-2011	200,000	(1)	0	$0.282	3-25-2016
	3-8-2010	250,000	(2)	0	$0.64	3-8-2020
	10-10-2009	35,000	(6)	26,250	$0.642	10-10-2014
David Brusegard, Chief Operating Officer	3-25-2011	200,000	(1)	0	$0.282	3-25-2016

Note:  All outstanding options previously held by our former President and Chief Executive Officer and our former Chief Financial Officer and Chief Operations Officer were cancelled effective as of their respective dates of termination.

(1)These options were granted on March 25, 2011. The grants were made pursuant to the terms of our 2001 and 2006 Stock Plans. Specifically, amounts reflected in this column relate to options to purchase shares of common stock Mr. Fletcher (400,000 shares under 2001 Stock Option Plan and 1,100,000 shares under 2006 Stock option Plan), Dr. Brusegard and Mr. Fellows (200,000 shares each under 2001 Stock Option Plan).  The exercise price per share is equal to the closing price of Generex common stock on March 25, 2011. These options were exercisable immediately upon their grant

(2)These options were granted on March 8, 2010. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on March 8, 2010. The options vested as follows: 33% of the options were exercisable on the date of grant; 33% of the options became exercisable on August 1, 2010, and the remaining 33% of the options became exercisable on August 1, 2011.

(3)           These stock options were approved by the Board of Directors on April 5, 2005 with an effective grant date of December 13, 2004. The exercise price per share is equal to the closing price of Generex common stock on December 13, 2004. These options were exercisable immediately upon their grant. The fair value of Generex common stock on April 5, 2005 was $0.56 per share. The expiry date of these options was extended in October 2009 to October 26, 2014.

(4)           These options were granted to Mr. Fletcher representing a bonus of $200,000 awarded to Mr. Fletcher on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share. The expiry date of these options was extended in October 2009 to October 26, 2014.

(5)           These options were issued to Mr. Fletcher on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($80,000). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan. The expiry date of these options was extended in October 2009 to October 26, 2014.

(6)These options were granted on October 10, 2009. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on October 10, 2009. The options vest equally over a four-year period starting with the first anniversary of the grant on October 10, 2010.

Option Exercises and Stock Vested in Fiscal Year 2011

In January 2011, Ms. Perri exercised 576, 752 options with an exercise price of $0.001 per share which were granted on December 13, 2004. None of the named executive officers exercised any outstanding options in fiscal year 2011.

The following table sets forth the number of shares acquired and the value realized upon the vesting of restricted stock awards during fiscal year 2011 for each of the named executive officers.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Stephen Fellows Acting Chief Financial Officer	8,750	$0

(1)	Value realized on vesting is based on the fair market value of our common stock on the date of vesting and does not necessarily reflect proceeds actually received by the named executive.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2011 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2011, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2011.

The terms of employment for Mr. Fletcher do not provide specific definitions for the various termination events.  For the purposes of the table, below are the standard definitions for certain termination events as defined in the Amended Generex 2001 Stock Option Plan, which we refer to as the “2001 Plan,” and the Amended and Restated 2006 Stock Plan, which refer to as the “2006 Plan.”

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

There are no existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control governing Mr. Fellows’ and Dr. Brusegard’s employment.  There are no benefits made available to them which are in addition to benefits available generally to salaried employees who joined the company prior to 2011 and as such neither Mr. Fellows, nor Dr. Brusegard are included in the table below.

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2011
Name	Benefit		Cause		Without Cause/Non-Renewal		Voluntary Termination by Executive		Breach by Generex (1)		Change in Control		Disability		Death
Mark A. Fletcher	Cash Payment		$0		$1,015,745	(4)	$0		$1,015,745	(4)	$1,015,745	(4)	$0	(10)	$0	(10)
	Stock		$0		$0		$0		$0		$0		$0		$0
	Stock Options		$67,031	(2)	$67,031	(3),(9)	$67,031	(3)	$67,031	(3),(9)	$67,031	(8)	$67,031	(5)	$67,031	(6)
	Restricted Stock	(11)	$0		$0		$0		$0		$0		$0		$0
	Benefits		$0		$0	(7),(4)	$0	(7)	$0	(7),(4)	$0	(7),(4)	$0		$0
	Total		$67,031		$1,082,776		$67,031		$1,082,776		$1,082,776		$67,031		$67,031

(1)	This termination event includes a material change in duties or material reduction in remuneration of such named executive.
(2)
The options granted on April 5, 2005 (including those effective as of December 13, 2004) survive termination of the named executive’s employment. Other options granted to the named executive pursuant to the 2001 Plan and any options granted pursuant to the 2006 Plan would terminate immediately - and shares underlying such options forfeited - upon the named executive’s termination for cause.

(3)
The 2001 and 2006 Plans permit a named executive who voluntarily terminates employment with Generex or whose employment is terminated without cause to exercise vested options outstanding at the date of termination for a period of up to 90 days thereafter or the expiration date of the option, whichever is earlier.

(4)
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

(5)
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

(7)
The named executive would be entitled to receive health benefits for a period of 18 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $8,000.

(8)
Upon a change of control, the 2001 and 2006 Plan provide for the acceleration of exercisability and vesting of any outstanding options and removal of all restrictions and conditions on outstanding restricted stock awards, unless otherwise determined by the Board of Directors or its designee. We have assumed for purposes of this column that the named executive will exercise all of his/her fully exercisable and vested options and will receive all shares underlying restricted stock awards in connection with a change of control of Generex, which we have assumed occurred on July 31, 2011.

(9)
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

(10)
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

(11)
The restricted stock award agreement with the named executive officers provides that in the event the named executive ceases to be employed by, or provide service to us, any unvested shares of restricted stock will be immediately forfeited.  There was no unvested restricted stock as of July 31, 2011.

On September 29, 2010 Anna E. Gluskin was terminated as President and Chief Executive Officer.  Payments made to Ms. Gluskin in connection with her termination are further described under Item 11. Compensation Elements; Employment Agreements and Agreements Providing Payments Upon Retirement, Termination or Change in Control for Named Executives.

On March 25, 2011, our Board of Directors terminated Ms. Perri in her employment as Chief Financial Officer and Chief Operations Officer.  We have not provided Ms. Perri with any payments given the litigation involving Ms. Perri which is further described  under the caption “Dispute with Former Officer” under Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K which was filed on October 14, 2011.

Non-Employee Directors' Compensation

In fiscal 2011, our policy for compensation of non-employee directors was as follows.

•
Non-employee directors (other than the non-executive chairman of the board) receive an annual cash based retainer. Each non-employee director serving on the Board of Directors as of May 27, 2008 is entitled to an annual cash retainer of $40,000. Each new non-employee director will initially receive a cash retainer of $20,000, increasing to $30,000 for the second year, and $40,000 thereafter.

•	The non-executive chairman of the board receives an annual cash based retainer of $100,000 per year.

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

On June 8, 2011, the board amended the policy regarding the cash-based retainer for non-employee directors such that all non-employee directors will receive an annual retainer of $40,000 effective in the first year they are appointed and in subsequent years of service, effective as of that date.

Directors who are officers or employees of Generex or its subsidiaries do not receive separate consideration for their service on the Board of Directors. The compensation received by Mr. Fletcher as an employee of Generex is show in the Summary Compensation Table above.  The compensation received by Mr. von Hofe as an employee of our subsidiary Antigen is shown in the Director Compensation Table below under “All Other Compensation”.

Fiscal Year 2011 Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards (3)	All Other Compensation		Total
John P. Barratt	$93,666	$0	$104,850	$0		$198,516
Brian T. McGee	$62,000	$0	$41,940	$0		$103,940
Nola E. Masterson	$55,000	$0	$41,940	$0		$96,940
James H. Anderson	$8,400	$0	$0	$40,000	(4)	$48,400
Eric von Hofe	$0	$0	$41,940	$260,480	(5)	$302,420

(1) Includes the annual retainer and additional fees for directors who chair a Board committee or who serve on a Board committee.

(2)           There were no restricted stock awards to directors in fiscal year 2011.  As of July 31, 2011, the aggregate number of shares underlying stock awards previously granted to each non-employee director was as follows: Mr. Barratt (150,000), Ms. Masterson (100,000) and Mr. McGee (150,000).

(3) Includes the grant date fair value for options to purchase 200,000 shares of common stock granted to each of Mr. McGee, Ms. Masterson and Dr. von Hofe and options to purchase 500,000 shares of common stock granted to Mr. Barratt on March 25, 2011, calculated in accordance with FASB ASC Topic 718.  The grant date fair value for these options is based on the Black-Scholes model valuation of $0.2097 per share. The following assumptions were used in the calculation: expected term of 5 years; a risk-free interest rate of 0.013%; and expected price volatility of 101%.  The options granted on March 25, 2011 vested immediately on the date of grant.

At fiscal year end, the total number of stock options held by each non-employee director was as follows: : Mr. Barratt (805,714),  Mr. McGee (505,714),  Ms. Masterson (300,000) and Dr. Anderson (0).  Dr. von Hofe, who is an employee of our subsidiary Antigen held, 435,000 at fiscal year end.

(4) Includes payments received as a member of the Scientific Advisory Board of $5,000 per month for the period from December 2010 through July 2011.

(5) Represents employment income earned as president of Antigen for the fiscal year ended July 31, 2011.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended July 31, 2011) and all the named executives and directors as a group.  We are not aware of any person or group that beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of October 28, 2011. At that date, we had 314,212,889 shares of common stock outstanding.

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

Beneficial Ownership
Name of Beneficial Owner	Number of Shares	Percent of Class

Named Executives, Directors and Nominees

John P. Barratt (1)	1,025,714	*
Mark Fletcher (2)	2,806,803	0.9%
Anna E. Gluskin (3)	1,179,794	*
Nola Masterson (4)	350,000	*
Brian T. McGee (5)	755,714	*
Rose C. Perri (6)	4,690,554	1.5%
Dr. James Anderson	0	*
Eric von Hofe, Ph.D. (7)	395,000	*
Dr. David Brusegard (8)	231,295	*
Stephen Fellows (9)	467,500	*
Named Executives and Directors as a group (10 persons)	11,912,374	3.8%
_______________________________
* Less than 1%.

 (1)           Includes 70,000 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 100,000 options which were granted on March 8, 2010 under 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 100,000 options issued March 25, 2011 under the 2006 Stock Option Plan.

(2)      Includes 286,077 shares, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan , 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 300,000 options which were granted on March 8, 2010 under 2006 Plan and 175,000 shares of restricted stock granted in August 2007 under the 2006 Stock Plan, which shares were vested as of August 17, 2009. Also includes 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 1,100,000 options issued March 25, 2011 under the 2006 Stock Option Plan.

(3)      Includes 26,127 shares held by Ms. Gluskin, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Gluskin, 200,000 shares of restricted stock granted in August 2007 under the 2006 Stock Plan, which shares were vested as of August 17, 2009.

(4)      Includes 100,000 options which were granted on March 8, 2010 under 2006 Plan, 50,000 shares of restricted common stock granted to Ms. Masterson on August 17, 2007 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

(5)      Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 100,000 options which were granted on March 8, 2010 under the 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 100,000 shares acquired in February and March 2006 and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

(6)      Includes 238,726 shares held by Ms. Perri, 953,667 shares owned of record by GHI, Inc. that are beneficially owned by Ms. Perri, 576,752 shares issued upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 175,000 shares of restricted stock granted in August 2007 under 2006 Stock Plan that were vested as of August 17, 2009. Also includes the shares that are owned by the estate of Mr. Mark Perri, of which Ms. Perri is executor and beneficiary, but is not considered to beneficially own for some purposes: 45,914 shares previously owned of record by Mr. Mark Perri; 1,100,000 shares owned of record by EBI, Inc. (of which Mr. Mark Perri was beneficial owner); 305,332 shares held of record by brokerage accounts. Also includes 341,496 shares owned of record by EBI, Inc., which Ms. Perri may be deemed to beneficially own because of the power to vote the shares but which are beneficially owned by other stockholders because they are entitled to the economic benefits of the shares. Ms. Perri is also deemed to beneficially own an additional 953,667 shares owned of record by GHI, Inc. by holding the right to vote such shares. These shares are also beneficially owned by Ms. Gluskin.

(7)      Includes 10,000 shares of common stock held by Dr. von Hofe awarded on March 5, 2007 under the 2006 Plan.  Also includes 100,000 shares issuable upon exercise of stock options granted on October 26, 2004, 35,000 shares issuable upon exercise of stock options granted on July 29, 2005,  50,000 vested options of 100,000 options which were granted on October 10, 2009 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

(8)      Includes 31,295 shares of common stock held by Dr. Brusegard and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

(9)             Includes 250,000 options which were granted on March 8, 2010 under the 2006 Plan, 17,500 vested options of 35,000 options which were granted on October 10, 2009 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2011 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	0		$0	2,000,000
2001 Stock Option Plan	4,390,182		$0.45	3,617,194
2006 Stock Plan	2,950,000		$0.48	15,096,290	(1)
Total	7,340,182		$0.46	20,713,484

Equity compensation plans not approved by security holders (2)	3,072,743	(2)	$0.97	0
Total	10,412,925		$0.61	20,713,484
(1)	Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.
 (2) Includes 490,625 warrants issued to various consultants pursuant to the agreements with them, 2,092,118 warrants issued to placement agents as commission, and 490,000 warrants issued to various employees as part of their compensation arrangements.  Please see Part II, Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities under the heading Sales of Unregistered Securities, Item 7, Management Discussion and Analysis of Financial Condition and Result of Operations under the heading Financial Condition, Liquidity and Resources, and Note 14 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data of the Form 10-K for more information on such warrants.

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

Related Transactions

On December 9, 2005, our Board of Directors approved the grant to Ms. Perri of a right of first refusal in respect of any sale, transfer, assignment or other disposition of either or both real properties municipally known as 1740 Sismet Road, Mississauga, Ontario and 98 Stafford Drive, Brampton, Ontario (collectively, the “Properties”). We granted Ms. Perri this right in recognition of the fair market value transfer to us during the fiscal year ended July 31, 1998 by Ms. Perri (or parties related to her) of the Properties.  In June 2011, we listed these real properties for sale and received third party offers for such properties which we accepted conditionally based on Ms. Perri’s existing right of first refusal.  Ms. Perri exercised her right of first refusal and the sale of these real properties to Ms. Perri closed on August 26, 2011 on the same terms as the original third party offer.

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

During the period from September 2006 through February 2010, Generex made payments in excess of $700,000 to an Ecuadorian corporation, MediExpress S.A., at the direction of Ms. Perri.  Generex also paid approximately $385,000 to the principal of MediExpress during the period from August 2004 to December 2010 at the direction of Ms. Perri.  We are aware that Ms. Perri had other business relationships with Medi-Express’ principal, and we have not been able to determine what business purpose of Generex was served by these payments

The Special Committee of independent members of the Board of Directors retained outside counsel to investigate the foregoing payments.  Based on the foregoing payments and other actions of Ms. Perri discovered following her termination, Generex has filed a counterclaim to litigation commenced by Ms. Perri against Generex.  See the discussion under the caption “Dispute with Former Officer” under Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K which was filed on October 14, 2011.

Director Independence

The Board of Directors currently consists of six members, four of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The four independent members of the Board of Directors are John P. Barratt, Brian T. McGee, James Anderson and Nola E. Masterson.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2011 and 2010 to our independent auditors:
	Fiscal Year Ended July 31, 2011		Fiscal Year Ended July 31, 2010
Audit Fees	$231,018	(1)	$220,983	(1)
Audit-Related Fees	$70,455	(2)	$128,867	(2)
Tax Fees	$-0-	(3)	$-0-	(3)
All Other Fees	$27,679	(4)	$11,923	(5)
TOTAL	$329,152		$361,773

_______________________
(1)
Represents charges of MSCM LLP, Generex's auditors for the financial statement audits of the fiscal years ended July 31, 2011 and 2010, including fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q.

(2)	Represents charges of MSCM LLP, Generex's auditor in the fiscal years ended July 31, 2011 and 2010 for Sarbanes-Oxley Section 404 audit of internal controls over financial reporting.
(3)	MSCM LLP did not provide and did not bill for any tax services.
(4)	Represents fees associated with preliminary audit work related to Generex’s preparation of Antigen financial statements in anticipation of the proposed Antigen spinout.
(5)	Represents fees associated with review of responses to comments of the SEC Staff and review of financial statements included in Form S-8.

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

PART IV

Item. 15    Exhibits and Financial Statements and Schedules.

Exhibits are incorporated herein by reference or are filed with this Form 10-K/A as set forth in the Exhibit Index beginning on page 23 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of October 2011.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General Counsel	October 28, 2011
Mark A. Fletcher	(Principal Executive Officer)

/s/ Stephen Fellows	Acting Chief Financial, Officer,	October 28, 2011
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 28, 2011
Brian T. McGee

/s/ John P. Barratt	Director	October 28, 2011
John P. Barratt

/s/ Nola E. Masterson	Director	October 28, 2011
Nola E. Masterson

/s/ Eric von Hofe	Director	October 28, 2011
Eric von Hofe

/s/ James H. Anderson	Director	October 28, 2011
James H. Anderson

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.