Form 10-Q
period 2011-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2011-12-12
CIK 1059784

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 315,708,626 as of December 12, 2011.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
October 31, 2011 (unaudited) and July 31, 2011	1

Consolidated Statements of Operations — For the three-month
periods ended October 31, 2011 and 2010, and cumulative from
November 2, 1995 to October 31, 2011 (unaudited)	2

Consolidated Statements of Cash Flows — For the three-month
periods ended October 31, 2011 and 2010, and cumulative from
November 2, 1995 to October 31, 2011 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	26

Item 4. Controls and Procedures	27

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 1A. Risk Factors	27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	October 31, 2011	July 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,069,503	$2,798,797
Accounts receivable	1,736	8,690
Inventory (Note 5)	500,571	717,442
Other current assets	193,550	225,052
Total Current Assets	1,765,360	3,749,981

Property and Equipment, Net	1,197,809	1,271,867
Assets Held for Investment, Net	2,443,119	3,634,929
Patents, Net	3,186,648	3,349,588

TOTAL ASSETS	$8,592,936	$12,006,365

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$7,692,954	$7,738,179
Deferred revenue	362,403	369,748
Current maturities of long-term debt	500,714	1,210,271
Total Current Liabilities	8,556,071	9,318,198

Long-Term Debt, Net	1,776,150	1,869,795

Derivative Warrant Liability (Note 11)	6,054,799	8,745,508

Derivative Additional Investment Rights Liability (Note 11)	77,250	515,000

Total Liabilities	16,464,270	20,448,501

Commitments and Contingencies (Notes 7 and 8)

Stockholders’ (Deficiency)/Equity (Note 10):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares at October 31, 2011 and July 31, 2011, respectively ; 500 and 1,287 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at October 31, 2011 and July 31, 2011, respectively; 316,616,812 and 308,519,768 shares issued and outstanding at October 31, 2011 and July 31, 2011, respectively	316,617	308,520
Additional paid-in capital	338,411,586	338,124,525
Deficit accumulated during the development stage	(347,408,402)	(347,744,756)
Accumulated other comprehensive income	808,865	869,575
Total Stockholders’ (Deficiency)/Equity	(7,871,334)	(8,442,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY	$8,592,936	$12,006,365

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
			November 2, 1995
	For the Three Months Ended October 31,		(Date of Inception)
	2011	2010	to October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$9,931	$173,943	$5,092,064

Cost of Goods Sold	3,262	64,112	1,612,528

Gross profit	6,669	109,831	3,479,536

Operating Expenses:
Research and development	1,979,502	2,878,000	128,968,230
Research and development - related party	—	—	220,218
Selling and marketing	75,661	404,487	9,243,700
General and administrative	1,421,284	4,601,164	144,334,261
General and administrative - related party	—	—	314,328
Total Operating Expenses	3,476,447	7,883,651	283,080,737

Operating Loss	(3,469,778)	(7,773,820)	(279,601,201)

Other Income (Expense):
Miscellaneous income	—	—	686,303
Income from assets held for investment, net (Note 12)	712,075	74,330	2,840,116
Interest income	519	3,231	7,780,893
Interest expense	(34,921)	(50,540)	(68,451,078)
Change in fair value of derivative liabilities (Note 11)	3,128,459	869,532	3,493,922 (1)
Loss on extinguishment of debt	—	—	(14,134,068)

Net Income/(Loss) Before Undernoted	336,354	(6,877,267)	(347,385,113)

Minority Interest Share of Loss	—	—	3,038,185

Net Income/(Loss)	336,354	(6,877,267)	(344,346,928)

Preferred Stock Dividend	—	—	3,061,474

Net Income/(Loss) Available to Common Stockholders	$336,354	$(6,877,267)	$(347,408,402)

Net Income/(Loss) Per Common Share (Note 9)
Basic	$.001	$(.025)
Diluted	$.001	$(.025)

Shares used in computing earnings/(loss) per share (Note 9)
Basic	313,342,608	270,553,982
Diluted	313,348,032	270,553,982

(1)
- includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to October 31, 2011" column.  See Note 11 - Derivative Liabilities.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Three Months		November 2, 1995
	Ended October 31,		(Date of Inception)
	2011	2010	to October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$336,354	$(6,877,267)	$(344,346,928)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	163,703	186,492	9,459,585
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	88,582	—	1,001,778
(Gain)/Loss on disposal of property and equipment	(639,680)	—	(602,891)
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	11,783	25,250	3,893,177
Amortization of options and option modifications as stock compensation	22,690	72,438	2,831,532
Common stock issued for services rendered	48,195	1,486,704	13,856,029
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	212,490	—	970,004
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative liabilities	(3,128,459)	(869,532)	(3,493,922	)(1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	6,774	(24,469)	(16,743)
Miscellaneous receivables	—	—	43,812
Inventory	216,011	150,442	(520,472)
Other current assets	28,949	(117,692)	(174,945)
Accounts payable and accrued expenses	(13,908)	(181,097)	16,228,648
Deferred revenue	(6,471)	(9,056)	356,256
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(2,652,987)	(6,157,787)	(211,208,406)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,416)	(51,703)	(4,809,439)
Proceeds from sale of property and equipment	1,669,115	—	1,669,115
Costs incurred for patents	(39,621)	(47,032)	(2,705,892)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by/(Used in) Investing Activities	1,627,078	(98,735)	(9,285,483)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Three Months		November 2, 1995
	Ended October 31,		(Date of Inception)
	2011	2010	to October 31, 2011
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	2,005,609
Repayment of long-term debt	(684,673)	(27,654)	(2,925,861)
Repayment of obligations under capital lease	—	(7,818)	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	—	45,698,281
Proceeds from exercise of stock options	—	—	5,002,493
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	14,330,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash (Used in)/Provided by Financing Activities	(684,673)	(35,472)	221,632,563

Effect of Exchange Rates on Cash	(18,712)	7,995	(69,171)

Net (Decrease)/Increase in Cash and Cash Equivalents	(1,729,294)	(6,283,999)	1,069,503

Cash and Cash Equivalents, Beginning of Period	2,798,797	13,880,870	—

Cash and Cash Equivalents, End of Period	$1,069,503	$7,596,871	$1,069,503

(1)
- includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to October 31, 2011" column.  See Note 11 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$34,921	$50,540
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$—	$222,421

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Basis of Presentation
The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q.  Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein.  The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K.  The results for the three months ended October 31, 2011 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2012.  In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern
The accompanying interim consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at October 31, 2011 of approximately $347 million.  The Company has funded its activities to date almost exclusively from debt and equity financings.

The Company will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

There are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The interim consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence.  The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth.  If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

2.	Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements
In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance was effective for our fiscal year beginning August 1, 2011.  The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Pronouncements
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
As of October 31, 2011, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”).  Restricted shares can only be issued under the 2006 Plan.  At October 31, 2011, there were 2,000,000, 3,617,194 and 15,096,290 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2011:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2011	7,340,182	$0.465
Granted	0	n/a
Forfeited or expired	0	n/a
Exercised	0	n/a
Outstanding, October 31, 2011	7,340,182	$0.465	$49,336
Exercisable, October 31, 2011	6,965,182	$0.455	$49,336

The 7,340,182 outstanding options at October 31, 2011 had a weighted average remaining contractual term of 4.25 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2011	845,836	$0.50
Granted	0	0.00
Vested	(470,836)	0.53
Forfeited	0	0.00
Outstanding, October 31, 2011	375,000	$0.46

As of October 31, 2011, the Company had $167,659 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.  That cost is expected to be recognized over a weighted-average period of 1.9 years.

4.	Comprehensive Income/(Loss)
Comprehensive income, which includes net income and the change in the foreign currency translation account, for the three months ended October 31, 2011, was $275,644.  Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended October 31, 2010, was $6,857,673.

5.	Inventory
Inventory consists of the following:
	October 31, 2011	July 31, 2011
Raw materials	$500,571	$502,195
Finished goods	—	215,247
Total	$500,571	$717,442

At October 31, 2011 and July 31, 2011, 100% and 70%, respectively, of the inventory related to the Company’s Oral-lyn™ product which is expected to be used primarily in future clinical trials, while the remainder at July 31, 2011 related to the Company’s over-the-counter confectionary products.  As the Company is no longer focusing resources on the sale of the over-the counter confectionary products, the Company took a write-down of approximately $213,000 in the quarter ended October 31, 2011 related to the remaining raw materials and finished goods pertaining to this product line which is included in research and development expenses.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:
	October 31, 2011	July 31, 2011
Accounts Payable & Accruals – General and Administrative	$4,555,254	$4,805,091
Accounts Payable & Accruals – Research and Development	2,573,737	2,151,333
Accounts Payable & Accruals – Selling and Marketing	373,077	434,265
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 10)	135,000	347,490
Executive Compensation and Directors’ Fees Payable	55,886	—
Total	$7,692,954	$7,738,179

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
On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement.  Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement require the Company to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement.  After December 31, 2011, sanofi-aventis may terminate the agreement due to the Company’s failure to meet such purchase commitments.  Upon termination, the Company would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. To date, the Company has not provided forecasts to sanofi for the purchase of insulin.

9.	Net Income/(Loss) Per Share
Basic earnings per share (“EPS”) and Diluted EPS for the three-month period ended October 31, 2011 have been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding and the diluted weighted average shares outstanding during that period, respectively.  Per the treasury method of calculating Diluted EPS, 5,424 shares representing outstanding stock options which have an exercise price lower than the average market price for the quarter ended October 31, 2011 are included in the calculation of EPS.  All remaining outstanding stock options and warrants which have out-of-the-money exercise prices and common stock underlying convertible preferred stock, representing 110,086,551 incremental shares in aggregate, have been excluded from the October 31, 2011 computation of Diluted EPS, as they are anti-dilutive.

Basic earnings per share and Diluted EPS for the three-month period ended October 31, 2010 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period.  All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 43,725,716 incremental shares, have been excluded from the October 31, 2010 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during that period.

10.	Stockholders’ Equity

Common Stock
During the three months ended October 31, 2011, the Company issued 505,081 shares of common stock to various consultants for services rendered in the amount of $48,195.  The shares were valued at $0.09 to $0.11 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the three months ended October 31, 2011, the Company issued 115,236 shares of common stock valued at $11,783 as employee compensation.  The shares were valued at $0.09 to $0.10 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

Stock option expense related to employee options granted in October 2009, resulting in a charge to operations during the three-month period ended October 31, 2011 of $21,725.  Stock option expense related to executive options granted in March 2010 resulted in a charge to operations during the three-month period ended October 31, 2011 of $965.

During the three months ended October 31, 2011, the Company issued 5,246,669 shares of common stock in conjunction with the conversion of 787 shares of Series A 9% Convertible Preferred Stock and 2,230,058 shares of common stock as dividend on Series A 9% Convertible Preferred Stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The stockholders’ equity transactions as described above are summarized below:
			Additional	Change to
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	5,246,669	$5,247	$(5,247)	$0
Issuance of common stock as dividend on convertible preferred stock	2,230,058	2,230	210,260	212,490
Issuance of common stock for services	505,081	505	47,690	48,195
Issuance of common stock as employee compensation	115,236	115	11,668	11,783
Stock-based executive compensation	—	—	965	965
Amortization of stock options as employee compensation	—	—	21,725	21,725
Total	8,097,044	$8,097	$287,061	$295,158

Warrants
The following is a summary of warrants issued, forfeited or expired and exercised for the three months ended October 31, 2011:
Warrants
Outstanding, August 1, 2011	99,955,190
Issued	0
Forfeited or expired	0
Exercised	0
Outstanding, October 31, 2011	99,955,190

The outstanding warrants at October 31, 2011 have a weighted average exercise price of $0.31 per share and have a weighted average remaining life of 4.2 years.

The Company has 26,760,001 warrants with a current exercise price of $0.15 and an expiry date of January 16, 2016, 30,648,261 warrants with a current exercise price of $0.15 and an expiry date of March 31, 2016, 17,166,666 warrants with a current exercise price of $0.25 and an expiry date of July 11, 2016 and 5,659,089 warrants with a current exercise price of $0.15 and an expiry date of September 30, 2016 (80,234,017 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect.  For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance.  Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 11 - Derivative Liabilities below. As of October 31, 2011, there were a total of 80,234,017 warrants with an estimated fair value of $6,054,799, which are identified on the balance sheet under the caption “Derivative Warrant Liability”.

Series A 9% Convertible Preferred Stock
The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one thousand ($1,000.00) per share.  Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as 17,166,666 accompanying warrants. An aggregate of 17,166,667 shares of the Company’s common stock are issuable upon conversion of the convertible preferred stock which was issued at the initial closing.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.15 per share, and will accrue a 9% dividend until July 8, 2014 and, beginning on July 8, 2014 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on September 30, 2011 and on each conversion date in cash, or at the Company’s option, in shares of common stock.  In the event that the convertible preferred stock is converted prior to July 8, 2014, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning July 8, 2014, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the convertible preferred stock, the Company also issued 17,166,666 warrants to the investors.  Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.25 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.  These warrants have been classified as derivative liabilities and are described further in Note 11 – Derivative Liabilities.

In addition, until the first anniversary of date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,575,000, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the July 2011 closing.  These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 11 – Derivative Liabilities.

As of October 31, 2011, 13,833,334 shares of common stock had been issued upon the conversion of 2,075 shares of convertible preferred stock and 4,553,141 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock.  As of October 31, 2011, there remained 500 shares of convertible preferred stock outstanding which are discounted at 100% of their face value of $1,287,000 and are classified in equity on the consolidated balance sheet under the caption “Series A 9% Convertible Preferred Stock”.  The “make whole payments” on the remaining convertible preferred stock in the amount of $135,000 are included in Accounts Payable and Accrued Expenses (see Note 6).  The total make whole payments at the date of issuance, in the amount of $695,250, were accrued on the issuance date, with such amount allocated as described directly below, when accounting for the initial proceeds from the convertible preferred stock financing.

Accounting for proceeds from the convertible preferred stock financing

The net cash proceeds from the convertible preferred stock financing were $2,315,000.  The proceeds from the financing were  allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments.  As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and is reported on the Company’s consolidated statement of operations under the caption “Preferred Stock Dividend”.  The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 11 – Derivative Liabilities below.  The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Accounting allocation of initial proceeds
Net proceeds	$2,315,000
Derivative warrant liability fair value	(1,871,167)
Derivative additional investment rights fair value	(515,000)
Make whole payments liability	(695,250)
Deemed dividend	$(766,417)

As of October 31, 2011, 500 shares of convertible preferred stock were outstanding.  The September 30, 2011 quarterly dividend payment of $12,383, as pro-rated for the period from July 8, to September 30, 2011, was paid in shares of the Company’s common stock.

11.	Derivative Liabilities

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

Accounting for Derivative Warrant Liability
The Company’s derivative warrant instruments have been measured at fair value at October 31, 2011 and July 31, 2011 using the binomial lattice model.  The Company recognizes all of its warrants with price protection in its consolidated balance sheet as liabilities.  The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at October 31, 2011 are all currently exercisable with a weighted-average remaining life of 4.45 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $2,690,709 and $869,532 within the Company’s interim consolidated statements of operations for the three months ended October 31, 2011 and 2010, respectively, which is included in the total under the caption “Change in fair value of derivative liabilities”.  The fair value of the warrants at October 31, 2011 and July 31, 2011 is $6,054,799 and $8,745,508, respectively, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”.  The following summarizes the changes in the value of the derivative warrant liability from August 1, 2010 until October 31, 2011:

	Value	No. of Warrants
Balance at August 1, 2010 – Derivative warrant liability	$5,679,721	16,503,340
Additional warrants issued in January to April 2011 financings	3,415,536	16,056,000
Additional warrants issued in July 2011 financing	1,871,167	17,166,666
Additional warrants from price protection features of existing warrants	3,867,678	30,508,011
Decrease in fair value of derivative warrant liability	(6,088,594)	n/a
Balance at July 31, 2011 – Derivative warrant liability	8,745,508	80,234,017
Decrease in fair value of derivative warrant liability	(2,690,709)	n/a
Balance at October 31, 2011 – Derivative warrant liability	$6,054,799	80,234,017

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability
The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2011 and July 31, 2011.  The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate.  Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations.  The key inputs used in the October 31, 2011 and July 31, 2011 fair value calculations were as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	October 31, 2011	July 31, 2011

Current exercise price	$0.15 and $0.25	$0.15 and $0.25
Time to expiration	4.45 years	4.70 years
Risk-free interest rate	0.99%	1.23%
Estimated volatility	102%	108%
Dividend	-0-	-0-
Stock price at period end date	$0.092	$0.13

Derivative additional investment rights liability

The benefit received by the participants in the July 2011 Series A 9% Convertible Preferred Stock transaction (see Note 10) in respect to the right to make an additional investment with the same terms as the July 2011 transaction was determined to be an embedded derivative instrument and has been measured at fair value using the binomial lattice model.  The liability will be revalued at each subsequent reporting period prior to its expiry in July 2012 and any changes in fair value will be recognized in the consolidated statements of operations.  The initial recognition and subsequent changes in fair value of the derivative additional investment rights liability have no effect on the Company’s cash flows.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability
The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value.  The fair value of the derivative liability associated with the additional investment rights was determined to be $515,000 at July 31, 2011 and $77,250 at October 31, 2011.  The key inputs used in the fair value calculations were as follows:

	October 31, 2011	July 31, 2011

Current exercise price of warrants	$0.25	$0.25
Current conversion price of preferred stock	$0.15	$0.15
Time to expiration	0.75 years	1.0 years
Risk-free interest rate	0.11%	1.23%
Estimated volatility	56%	58%
Dividend	-0-	-0-
Stock price	$0.092	$0.13

The revaluation of the additional investment rights at the October 31, 2011 reporting period, resulted in the recognition of income of $437,750 within the Company’s consolidated statements of operations for the three months ended October 31, 2011, which is included in the total under the caption “Change in fair value of derivative liabilities”.

12.	Income from Assets Held for Investment, net
In August 2011, the Company sold two properties which were held for investment for gross proceeds after real estate commissions of $1,669,115.  These two properties had a net book value of $1,029,435, resulting in an accounting gain of $639,680 which is included in income from assets held for investment, net on the consolidated statement of operations.  The two properties had mortgages of $659,288 which were discharged upon sale, resulting in net cash proceeds to the Company of $1,009,828.  The remaining income of $72,395 in this category in the quarter ended October 31, 2011 pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $74,330 in the prior year quarter.  The two properties which were sold previously generated gross rental income, before carrying and operating expenses, of $16,647 per month and had monthly principal and interest payments of $6,110, in addition to property tax and insurance payments.

13.	Subsequent Events
The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2011 and 2010. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2011, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2011.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2011 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates"  or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2011, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e. self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials.  We recently initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

Financial Condition

As of October 31, 2011, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities.  To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations.  Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.  We cannot provide any assurance that we will obtain the required funding.  Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth.  If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008.  Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador.  The final subjects completed the trial in August 2011, and we hope to provide preliminary results from the trial to the U.S. Food and Drug Administration (the “FDA”)  by the end of the 2011 calendar year.

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

In India, a marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™—the trademark under which Shreya will market Generex Oral-lyn™ within India.  The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence.  We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2011 fiscal year or in the first quarter of the 2012 fiscal year.

Cancer and Immunotherapeutic Vaccine Platforms

Our wholly-owned subsidiary, Antigen, is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast, prostate and ovarian cancer, melanoma, influenza (including H5N1 avian and H1N1 swine flu) and HIV. Autoimmune disease such as diabetes and multiple sclerosis are the focus of our antigen-specific immune suppression work.

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

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence.  We are evaluating the economics of proceeding with this product with a suitable partner.  We have not expended resources to further develop this product during the 2011 fiscal year or the three months ended October 31, 2011.

Consumer/Over-the-Counter Glucose Product Line

Using our buccal delivery technology, we have launched an over-the-counter glucose spray, Glucose RapidSpray™.  In addition, we have entered into a marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product.  Merck will market and distribute the product in Mexico as Diabion® GlucoShot®. To date, we have received modest revenues from sales of these products which are available in retail stores and independent pharmacies in the United States and Canada.  We do not plan to focus significant resources on these products going forward, other than any resources which may be required to support the Merck agreement.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2011, we have received only limited revenues from operations. In the quarter ended October 31, 2011 and in the fiscal year ended July 31, 2011, we generated $9,931 and $291,628 in revenue, respectively. The revenue in each of the fiscal periods pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the first quarter of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™, which study is ongoing. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

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

Although we have initiated the regulatory approval process for our morphine and fentanyl buccal products, we did not expend resources to further this product during our last fiscal year or during the first quarter of this fiscal year.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the three months ended October 31, 2011, approximately 73% of our total $1,979,502 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the three months ended October 31, 2010, approximately 82% of our total $2,878,000 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

Approximately 27%, or $534,471, of our research and development expenses for the three months ended October 31, 2011 was related to Antigen's immunomedicine products compared to approximately 18%, or $505,696, of our research and development expenses for the three months ended October 31, 2010.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations is based on our interim consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States of America for interim financial statements.  These principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of October 31 and July 31, 2011, we used the binomial lattice model to estimate the fair value of these warrants.  Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations
Three Months Ended October 31, 2011 Compared to Three Months Ended October 31, 2010

We had net income for the quarter ended October 31, 2011 of $336,354 versus a net loss of $6,877,267 in the corresponding quarter of the prior fiscal year. The $7.2 million improvement in net profit and loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a $3.1 million gain due to the the change in fair value of the derivative liabilities in the current quarter, as well as a $4.4 million reduction in operating expenses in all major categories, as compared to the corresponding prior year quarter.  Our operating loss for the quarter ended October 31, 2011 decreased to $3,469,778 compared to $7,773,820 in the same fiscal quarter of 2011.  The decrease in operating loss resulted from a decrease in selling expense (to $75,661 from $404,487), a decrease in research and development expenses (to $1,979,502 from $2,878,000), and a decrease in general and administrative expenses (to $1,421,284 from $4,601,164).  Our revenues in the quarter ended October 31, 2011 decreased to $9,931 from $173,943 for the quarter ended October 31, 2010 reflecting lower sales of our over-the-counter products due to a decision not to focus resources on the sale of these products going forward.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to timing differences related to the clinical costs associated with the global Phase III clinical trials of our oral insulin product and platform technology, as well as the timing of earlier stage (pre-clinical, Phase I and Phase II) clinical trials related to the Antigen immunotherapy products versus the previous fiscal year’s quarter.  Generally, costs relating to the Phase III oral insulin clinical studies have been decreasing as we progress closer to the conclusion of the current study, while costs relating to the Antigen Phase II breast cancer trials are increasing as we progress further into the studies and enroll more patients.   The decrease in general and administrative expenses is primarily related to a decrease in financial and consulting services expenses of over $2.7 million in the quarter ended October 31, 2011, as compared to the previous year quarter ended October 31, 2010, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011.  The decrease in selling expenses for the quarter ended October 31, 2011 versus the prior year comparative quarter is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the first quarter of fiscal 2011 decreased to $34,921, compared to interest expense of $50,540 in the first quarter of fiscal 2010 as we discharged mortgages related to two properties which were held for investment which were sold on August 26, 2011.   Our interest income decreased slightly to $519 in the first quarter of fiscal 2011, compared to $3,231 in the same quarter for the last year, due to lower average cash balances.  We recognized a higher income from assets held for investment (net of expense) of $712,075 in the first quarter of fiscal 2011 compared to $74,330 in the same quarter of the previous fiscal year due primarily to an accounting gain on sale of $639,680 related to the sale of the two properties held for investment, while rental income remained at roughly the same level as the prior fiscal year quarter.  Change in fair value of derivative liabilities was $3,128,459 in the first quarter of fiscal 2012 versus $869,532 in the first fiscal quarter of fiscal 2011.The change in fair value of the warrants carried as a derivative liability contributed a gain of $2,690,709 in this category in the current quarter, compared to a gain of $869,575 in the comparable quarter last year, while the change in fair value of the additional investment rights contributed a gain in fiscal 2012 only, of $437,750.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2011, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. Therefore, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $6.5 million during fiscal 2011, our cash balances were extremely low during the first quarter of fiscal 2012 and at the current time.

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

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  Through the shelf registration statement (File No. 333-164591) that we filed on January 29, 2010 and which was declared effective on February 9, 2010, we raised an aggregate of $4,056,000 in gross proceeds between January and April 2011 and raised an additional $2,575,000 in gross proceeds in July 2011 pursuant to a convertible preferred stock purchase agreement with takedowns from the shelf registration statement as described below.  Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use the shelf registration statement as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates is less than $75 million.  If we are required in any future financings to register our common stock with the SEC, we will not be eligible to use Form S-3. In that event, we will have to amend our registration statement onto the form that we are then eligible to use for a primary offering, which would likely be Form S-1.  Unlike Form S-3, Form S-1 would not permit us to incorporate information by reference and would require significant resources to compile.  We would likely incur additional legal and accounting fees in connection with the preparation of a Form S-1 registration statement

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

Unforeseen problems with our clinical program, manufacturing and commercialization plans in the countries where the product is currently approved for sale or with the conduct of Phase III clinical trials for Oral-lyn™ or further negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available.   We cannot provide any assurance that we will obtain the required funding.  Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth.  If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

As of December 12, 2011, all of the warrants issued in the aforementioned registered direct offerings were exercisable.   At December 12, 2011, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January 2011 registered direct offering were as follows:

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

As of December 12, 2011, outstanding Series Warrants were as follows:
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

Cash Flows for the Three months ended October 31, 2011

For the three months ended October 31, 2011, we used $2,652,987 in cash to fund our operating activities. The use for operating activities included changes to working capital including a decrease of $6,471 in deferred revenue and a decrease related to accounts payable and accrued expenses of $13,908, offset by a decrease of $6,774 in accounts receivable, a decrease in other current assets of $28,949 and a decrease of $216,011 in inventory.

The use of cash was offset by net income of $336,354 which included non-cash expenses of $163,703 related to depreciation and amortization, write-offs related to abandoned patents of $88,582, stock-based compensation to employees of $34,473, stock-based compensation issued in exchange for services rendered by consultants of $48,195 and common stock issued for interest on our convertible preferred stock of $212,490.  There was also a year-to-date non-cash gain of $3,128,459 related to the fair valuation of the derivative liabilities at October 31, 2011 and an accounting gain of $639,680 on the sale of two properties held for investment.

We had net cash provided by investing activities of $1,627,078 in the three months ended October 31, 2011, representing primarily the net proceeds after real estate commissions of $1,669,115 related to the sale of two properties held as investments, offset by payments for property and equipment of $2,416 and costs incurred for patents of $39,621.

We had cash used in financing activities in the three months ended October 31, 2011 of $684,673, which all pertained to principal repayments related to our long-term debt, which included $659,288 related to the discharge of mortgages related to the sale of two properties held for investment, while the remainder pertained to regular monthly principal payments.  There were no cash inflows related to financings or for warrant exercises during the three months ended October 31, 2011.

Our net working capital at October 31, 2011 decreased to negative $6,790,711 from negative $5,568,217 at July 31, 2011, which was attributed largely to our cash used in operations for the three-month period ended October 31, 2011, offset by the net proceeds from the sale of two properties held for investment in August 2011.

Funding Requirements and Commitments

If we obtain necessary financing, w expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™.  We may also devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2011, as amended, for further descriptions of our transactions with related parties during the last fiscal year.

Recently Adopted Accounting Pronouncements

In January 2010, the FASB issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by the existing guidance.  The guidance was effective for our fiscal year beginning August 1, 2011.  The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

As of October 31, 2011, we had fixed rate debt totaling $2,276,864. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,083,700	5.91%
613,800	6.75%
403,120	8.50%
176,244	10.00%
2,276,864	Total

These debt instruments mature from August 2012 through May 2015. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect.  In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment.  We account for the warrants with price protection in accordance with FASB ASC 815.  We recognize the warrants with price protection in our consolidated balance sheet as liabilities.  The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability.  While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss.  As of October 31, 2011, there were 80,234,016 warrants outstanding subject to price protection provisions with an estimated fair value of $6,054,799 or $0.0755 per warrant.  If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability.  Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2011, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2011, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals Inc., the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice, claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by Generex on its sale of two properties to Golden Bull Estates, a company controlled by Ms. Perri.  The suit alleges that no consideration was received when Generex purchased the two properties from Antonio Perri in 1998.  We intend to respond to this statement of claim and to defend this action vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On April 6, 2010, we commenced legal proceedings against TheStreet.com, Inc. and Adam Feuerstein in the Supreme Court of the State of New York (New York, NY) seeking $250,000,000 in damages for business defamation, product disparagement, and injurious falsehood.  The claims arose out of articles authored by Mr. Feuerstein and published on TheStreet.com website on March 19 and March 26, 2010.  On November 17, 2010, the parties agreed to discontinue the action with prejudice, and a Stipulation of Discontinuance was filed by the parties with the Supreme Court of the State of New York on November 21, 2011, with each party bearing its own attorney's fees and costs.  Pursuant to the settlement agreement, no payments were made to or by the respective parties in connection with this resolution.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2011, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company.  Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2011, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities.  To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations.  Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

We cannot provide any assurance that we will obtain the required funding.  Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth.  If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future.  In the three months ended October 31, 2011, we earned minimal revenues of $9,931 which were primarily from sales of our over-the-counter confectionary products.  In the fiscal year ended July 31, 2011, we received modest revenues of approximately $269,086 which were also primarily from sales of our over-the-counter confectionary products.  We have not recognized any revenue from the sale of our oral insulin product in Ecuador, Algeria or India to date, including during the first three months of fiscal 2012, although we have recognized $600,000 in licensing fee revenue relating to the signing of licensing and distribution agreements for the sale of Generex Oral-lyn™ in prior fiscal periods. We do not expect to receive any revenues in Ecuador until we enter into a definitive manufacturing and distribution agreement with our business partner there. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in 2011, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.  We have entered in to a subdistribution agreement in Lebanon, but do not expect any significant revenue from the launch of the product in that country in the remainder of 2011 or in 2012.

To date, we have not been profitable and our accumulated net loss available to shareholders was $347,408,402 at October 31, 2011. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we are in need of the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2011, we sold common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2011.   During the three months ended October 31, 2011, we issued 450,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement.  The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued shares of our common stock to Beckerman Public Relations, a consultant, pursuant to an agreement to provide us with investor relation services.  During the three months ended October 31, 2011, we issued 55,081 shares of common stock to Beckerman Public Relations. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Beckerman Public Relations is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock will include a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2011.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 12, 2011	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: December 12, 2011	By:	/s/ Stephen Fellows
Stephen Fellows
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

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