Form 10-Q
period 2012-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2012-03-12
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 346,229,410 as of March 12, 2012.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - January 31, 2012 (unaudited) and July 31, 2011	1

Consolidated Statements of Operations — For the three and six-month periods ended January 31, 2012 and 2011, and cumulative from November 2, 1995 to January 31, 2012 (unaudited)	2

Consolidated Statements of Cash Flows — For the six-month periods ended January 31, 2012 and 2011, and cumulative from November 2, 1995 to January 31, 2012 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	29

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	30

Item 1A. Risk Factors	30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3. Defaults Upon Senior Securities	32

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	32

Item 6. Exhibits	32

Signatures	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2012	July 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$544,777	$2,798,797
Accounts receivable	—	8,690
Inventory (Note 5)	500,571	717,442
Other current assets (Notes 12 and 14)	1,469,233	225,052
Total Current Assets	2,514,581	3,749,981

Property and Equipment, Net	1,118,502	1,271,867
Assets Held for Investment, Net	2,390,584	3,634,929
Patents, Net	3,118,396	3,349,588

TOTAL ASSETS	$9,142,063	$12,006,365

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$7,078,240	$7,738,179
Deferred revenue	357,182	369,748
Current maturities of long-term debt (Note 14)	3,995,629	1,210,271
Total Current Liabilities	11,431,051	9,318,198

Long-Term Debt, Net	720,598	1,869,795

Derivative Warrant Liability (Note 11)	8,580,025	8,745,508

Derivative Additional Investment Rights Liability (Note 11)	241,884	515,000

Total Liabilities	20,973,558	20,448,501

Commitments and Contingencies (Notes 7 and 8)

Stockholders’ Deficiency (Note 10):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares at January 31, 2012 and July 31, 2011, respectively ; -0- and 1,287 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2012 and July 31, 2011, respectively; 334,105,150 and 308,519,768 shares issued and outstanding at January 31, 2012 and July 31, 2011, respectively	334,105	308,520
Additional paid-in capital	343,576,917	338,124,525
Deficit accumulated during the development stage	(356,527,053)	(347,744,756)
Accumulated other comprehensive income	784,536	869,575
Total Stockholders’ Deficiency	(11,831,495)	(8,442,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$9,142,063	$12,006,365

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months Ended		(Date of Inception)
	January 31,		January 31,		January 31,
	2012	2011	2012	2011	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$14,889	$203,503	$4,958	$29,560	$5,097,022

Cost of Goods Sold	6,892	87,878	3,630	23,766	1,616,158

Gross profit	7,997	115,625	1,328	5,794	3,480,864

Operating Expenses:
Research and development	2,708,668	6,105,057	729,166	3,227,057	129,697,396
Research and development - related party	—	—	—	—	220,218
Selling and marketing	149,058	598,950	73,397	194,463	9,317,097
General and administrative	2,406,280	7,152,996	984,996	2,551,832	145,319,257
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	5,264,006	13,857,003	1,787,559	5,973,352	284,868,296

Operating Loss	(5,256,009)	(13,741,378)	(1,786,231)	(5,967,558)	(281,387,432)

Other Income (Expense):
Miscellaneous income	—	488,959	—	488,959	686,303
Income from assets held for investment, net (Note 13)	780,324	166,282	68,249	91,952	2,908,365
Interest income	765	4,831	246	1,600	7,781,139
Interest expense	(94,832)	(101,084)	(59,911)	(50,544)	(68,510,989)
Change in fair value of derivative liabilities (Note 11)	(4,212,545)	1,068,217	(7,341,004)	198,685	(3,847,082	)(1)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(8,782,297)	(12,114,173)	(9,118,651)	(5,236,906)	(356,503,764)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(8,782,297)	(12,114,173)	(9,118,651)	(5,236,906)	(353,465,579)

Preferred Stock Dividend	—	—	—	—	3,061,474

Net LossAvailable to Common Stockholders	$(8,782,297)	$(12,114,173)	$(9,118,651)	$(5,236,906)	$(356,527,053)

Basic and Diluted Net Loss Per Common Share (see Note 9)	$(.03)	$(.04)	$(.03)	$(.02)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 9)	316,950,033	273,945,717	320,557,459	277,337,452

(1) Includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995

     (Date of Inception) to January 31, 2012" column. See Note 11 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Six Months		November 2, 1995
	Ended January 31,		(Date of Inception)
	2012	2011	to January 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(8,782,297)	$(12,114,173)	$(353,465,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	320,127	375,765	9,616,009
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	88,582	—	1,001,778
Gain on disposal of property and equipment	(726,464)	—	(689,675)
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	11,783	50,500	3,893,177
Amortization of options and option modifications as stock compensation	44,415	140,241	2,853,257
Common stock issued for services rendered	393,145	1,681,795	14,200,979
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	347,490	—	1,105,004
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative liabilities	4,212,545	(1,068,217)	3,847,082 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	8,472	51,910	(15,045)
Miscellaneous receivables	—	—	43,812
Inventory	215,834	349,004	(520,649)
Other current assets	(116,509)	65,997	(320,403)
Accounts payable and accrued expenses	(617,777)	29,203	15,624,779
Deferred revenue	(11,426)	(4,133)	351,301
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(4,612,080)	(10,442,108)	(213,167,499)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,416)	(51,798)	(4,809,439)
Proceeds from sale of property and equipment	1,788,554	—	1,788,554
Costs incurred for patents	(82,530)	(109,486)	(2,748,801)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by/(Used in) Investing Activities	1,703,608	(161,284)	(9,208,953)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	1,351,472	—	3,357,081
Repayment of long-term debt	(701,363)	(55,996)	(2,942,551)
Repayment of obligations under capital lease	—	(7,818)	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	30,000	—	45,728,281
Proceeds from exercise of stock options	—	577	5,002,493
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	—	—	14,330,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	2,925,000	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	680,109	2,861,763	222,997,345

Effect of Exchange Rates on Cash	(25,657)	(10,497)	(76,116)

Net (Decrease)/Increase in Cash and Cash Equivalents	(2,254,020)	(7,752,126)	544,777

Cash and Cash Equivalents, Beginning of Period	2,798,797	13,880,870	—

Cash and Cash Equivalents, End of Period	$544,777	$6,128,744	$544,777

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to January 31, 2012" column. See Note 11 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$94,832	$103,393
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$—	$1,008,220
Par value of common stock issued in conjunction with cashless exercise of warrants	$9,782	$998
Issuance of common stock as interest on convertible preferred stock	$347,490	$—

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1.	Basis of Presentation

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the six months ended January 31, 2012 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and had an accumulated deficit at January 31, 2012 of approximately $357 million. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in August 2011.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the FDA or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreement that the Company entered into on January 31, 2012 with certain investors prohibits the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until February 1, 2013. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

2.	Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued additional guidance on fair value measurements and disclosures which requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established by the existing guidance. The guidance was effective for our fiscal year beginning August 1, 2011. The adoption of this new accounting guidance did not have a material impact on the Company’s interim statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance is effective for interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact of this new accounting guidance on its interim statements.

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance is effective for annual periods beginning after December 15, 2011 and subsequent interim periods. The Company is currently evaluating the impact of this new accounting guidance on its interim statements.

3.	Stock-Based Compensation

As of January 31, 2012, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the “2000 Plan”), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the “2001 Plan”) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the “2006 Plan”). Restricted shares can only be issued under the 2006 Plan. At January 31, 2012, there were 2,000,000, 3,617,194 and 14,576,577 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively.

The 2000, 2001 and 2006 Plans (the “Plans”) are administered by the Board of Directors (the “Board”). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder are within the discretion of the Board.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the six months ended January 31, 2012:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2011	7,340,182	$0.465
Granted	—	n/a
Forfeited or expired	55,000	0.642
Exercised	—	n/a
Outstanding, January 31, 2012	7,285,182	$0.463	$93,250
Exercisable, January 31, 2012	6,937,682	$0.455	$93,250

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 7,285,182 outstanding options at January 31, 2012 had a weighted average remaining contractual term of 4.0 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2011	845,836	$0.50
Granted	—	0.00
Vested	(470,836)	0.53
Forfeited	(27,500)	0.00
Outstanding, January 31, 2012	347,500	$0.46

As of January 31, 2012, the Company had $135,233 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 1.69 years.

4.	Comprehensive Loss

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2012, was $9,142.980. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2011, was $5,228,269.

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2012, was $8,867,336. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2011, was $12,085,942.

5.	Inventory
Inventory consists of the following:
	January 31, 2012	July 31, 2011
Raw materials	$500,571	$502,195
Finished goods	—	215,247
Total	$500,571	$717,442

At January 31, 2012 and July 31, 2011, 100% and 70%, respectively, of the inventory related to the Company’s Oral-lyn™ product which is expected to be used primarily in future clinical trials, while the remainder at July 31, 2011 related to the Company’s over-the-counter confectionary products. As the Company is no longer focusing resources on the sale of the over-the counter confectionary products, the Company took a write-down of approximately $213,000 in the six months ended January 31, 2012 related to the remaining raw materials and finished goods pertaining to this product line which is included in research and development expenses.

6.	Accounts Payable and Accrued Expenses
Accounts payable and accrued expenses consist of the following:
	January 31, 2012	July 31, 2011
Accounts Payable & Accruals – General and Administrative	$4,225,584	$4,805,091
Accounts Payable & Accruals – Research and Development	2,284,878	2,151,333
Accounts Payable & Accruals – Selling and Marketing	352,339	434,265
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 10)	—	347,490
Executive Compensation and Directors’ Fees Payable	215,439	—
Total	$7,078,240	$7,738,179

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

In May 2011, Rose C. Perri, the Company’s former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against the Company. On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice, Commercial List, against the Company, two of its affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), three of the Company’s independent directors (John P. Barratt, Nola Masterson and Brian T. McGee), the President and Chief Executive Officer (Mark A. Fletcher), the Chief Operating Officer (David Brusegard) and the Acting Chief Financial Officer (Stephen Fellows). The application has since been abandoned.

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

On June 1, 2011, Golden Bull Estates Ltd. filed a claim (subsequently amended) in the Ontario Superior Court of Justice, naming the Company, 1097346 Ontario, Inc. and Generex Pharmaceuticals Inc. as defendants. The plaintiff, Golden Bull Estates, is controlled by Ms. Perri. The plaintiff alleges damages in the amount of $550,000 for breach of contract, $50,000 for punitive damages, plus interest and costs. The plaintiff’s claims relate to an alleged contract between the plaintiff and the Company for property management services for certain Ontario properties owned by the Company. The Company terminated the plaintiff’s property management services in April 2011. Following the close of pleadings, the Company served a motion for summary judgment. The plaintiff responded by amending its statement of claim to include a claim to the Company’s interest in certain of its real estate holdings. The plaintiff has brought a motion for leave to issue and register a Certificate of Pending Litigation in respect of this real estate. The Company is responding to the motion which is scheduled to be heard March 22, 2012. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals, Inc., the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by the Company on its sale of two properties to Golden Bull Estates Ltd., a company controlled by Ms. Perri. The suit alleges that no consideration was received when the Company purchased the two properties from Antonio Perri in 1998. The Company has responded to this statement of claim and intends to defend this action vigorously. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

In December 2011, a vendor of the Company’s commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company has responded to this statement of claim and intends to defend this action vigorously. The Company has also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi”). Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement. Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement require the Company to make certain minimum purchases of insulin from sanofi through the period ended December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement. After December 31, 2011, sanofi may terminate the agreement due to the Company’s failure to meet such purchase commitments. Upon termination, the Company would be obligated to pay sanofi for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. To date, the Company has not provided forecasts to sanofi for the purchase of insulin and sanofi has not terminated the agreement.

9.	Net Loss Per Share (“EPS”)

Basic loss per share and Diluted EPS for the three and six-month periods ended January 31, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for the respective period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 82,654,887 and 58,675,997 incremental shares, respectively, have been excluded from the January 31, 2012 and 2011 computation of Diluted EPS as they are anti-dilutive, due to the losses generated during the respective periods.

10.	Stockholders’ Deficiency

Common Stock

During the six months ended January 31, 2012, the Company issued 3,101,723 shares of common stock to various consultants for services rendered in the amount of $393,145. The shares were valued at $0.09 to $0.17 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended January 31, 2012, the Company issued 115,236 shares of common stock valued at $11,783 as employee compensation. The shares were valued at $0.09 to $0.10 per share based on the quoted market price of the Company’s common stock on the dates of the issuances.

During the six months ended January 31, 2012, the Company issued 9,781,838 shares of common stock in conjunction with a cashless exercise of 24,385,485 warrants.

During the six months ended January 31, 2012, the Company received aggregate cash proceeds of $30,000 from exercises of warrants at $0.15 per share.  The Company issued 200,000 shares of common stock as a result of these exercises.

Stock option expense related to executive and employee options granted in October 2009, resulting in a charge to operations during the six-month period ended January 31, 2012 of $44,415.

During the six months ended January 31, 2012, the Company issued 8,580,002 shares of common stock in conjunction with the conversion of 1,287 shares of Series A 9% Convertible Preferred Stock and 3,806,583 shares of common stock as dividend on Series A 9% Convertible Preferred Stock.

During the six months ended January 31, 2012, the Company recognized an increase in equity of $841,333 related to the partial exercise of the additional investment rights related to the Company’s July 2011 convertible preferred stock financing.

The stockholders’ deficiency transactions as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	8,580,002	$8,580	$(8,580)	$0
Issuance of common stock as dividend on convertible preferred stock	3,806,583	3,807	343,683	347,490
Issuance of common stock for services	3,101,723	3,102	390,043	393,145
Issuance of common stock in conjunction with cashless exercise of warrants	9,781,838	9,782	3,800,029	3,809,811
Warrants exercised for cash	200,000	200	29,800	30,000
Exercise of additional investment rights	—	—	841,333	841,333
Issuance of common stock as employee compensation	115,236	115	11,668	11,783
Amortization of stock options as employee compensation	—	—	44,415	44,415
Total	25,585,382	$25,585	$5,452,391	$5,477,977

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the six months ended January 31, 2012:

Warrants
Outstanding, August 1, 2011	99,955,190
Issued	0
Forfeited or expired	0
Exercised	24,585,485
Outstanding, January 31, 2012	75,369,705

The outstanding warrants at January 31, 2012 have a weighted average exercise price of $0.36 per share and have a weighted average remaining life of 3.92 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of January 31, 2012, the Company has 4,000,000 warrants with a current exercise price of $0.15 and an expiry date of January 16, 2016, 29,027,322 warrants with a current exercise price of $0.15 and an expiry date of March 31, 2016, 17,166,666 warrants with a current exercise price of $0.25 and an expiry date of July 11, 2016 and 5,454,544 warrants with a current exercise price of $0.15 and an expiry date of September 30, 2016 (55,648,532 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on July 8, 2011: (I)(a) shares of Common Stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of Common Stock issued to the vendors identified in Securities Purchase Agreement dated July 8, 2011, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreement dated July 8, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of Common Stock issued and outstanding on July 8, 2011, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 11 - Derivative Liabilities below. As of January 31, 2012, there were a total of 55,648,532 warrants with an estimated fair value of $8,580,025, which are identified on the balance sheet under the caption “Derivative Warrant Liability”.

Series A 9% Convertible Preferred Stock

The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as accompanying warrants to purchase 17,166,666 shares of common stocks. An aggregate of 17,166,666 shares of the Company’s common stock were issuable upon conversion of the convertible preferred stock which was issued at the initial closing.

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

As of January 31, 2012, 17,166,666 shares of common stock had been issued upon the conversion of 2,575 shares of convertible preferred stock and 6,129,666 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock. As of January 31, 2012, all of the Series A 9% Convertible Preferred Stock had been converted. At July 31, 2011, there were 1,287 shares of convertible preferred stock outstanding which were discounted at 100% of their face value of $1,287,000 and were classified in equity on the consolidated balance sheet under the caption “Series A 9% Convertible Preferred Stock”. At July 31, 2011, the “make whole payments” on the remaining convertible preferred stock in the amount of $347,490 are included in Accounts Payable and Accrued Expenses (see Note 6). The total make whole payments at the date of issuance, in the amount of $695,250, were accrued on the issuance date, with such amount allocated as described directly below, when accounting for the initial proceeds from the convertible preferred stock financing.

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

As of January 31, 2012, no shares of convertible preferred stock were outstanding. The September 30, 2011 quarterly dividend payment of $12,383, as pro-rated for the period from July 8, to September 30, 2011, was paid in shares of the Company’s common stock. There was no dividend payment on December 31, 2011, as all of the convertible preferred stock were converted prior to that date.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at January 31, 2012 and July 31, 2011 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheet as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s cash flows.

The derivative warrants outstanding at January 31, 2012 are all currently exercisable with a weighted-average remaining life of 4.29 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of loss of $3,644,328 within the Company’s consolidated statements of operations for the six months ended January 31, 2012 and income of $1,068,217 for the six months ended January 31, 2011, which is included in the total under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at January 31, 2012 and July 31, 2011 was $8,580,025 and $8,745,508, respectively, which is reported on the consolidated balance sheet under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2010 until January 31, 2012:

	Value	No. of Warrants
Balance at August 1, 2010 – Derivative warrant liability	$5,679,721	16,503,340
Additional warrants issued in January to April 2011 financings	3,415,536	16,056,000
Additional warrants issued in July 2011 financing	1,871,167	17,166,666
Additional warrants from price protection features of existing warrants	3,867,678	30,508,011
Decrease in fair value of derivative warrant liability	(6,088,594)	n/a
Balance at July 31, 2011 – Derivative warrant liability	8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(3,809,811)	(24,585,485)
Increase in fair value of derivative warrant liability	3,644,328	n/a
Balance at January 31, 2012 – Derivative warrant liability	$8,580,025	55,648,532

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of January 31, 2012 and July 31, 2011. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the January 31, 2012 and July 31, 2011 fair value calculations were as follows:

	January 31, 2012	July 31, 2011

Current exercise price	$0.15 and $0.25	$0.15 and $0.25
Time to expiration	4.29 years	4.70 years
Risk-free interest rate	0.71%	1.23%
Estimated volatility	106%	108%
Dividend	-0-	-0-
Stock price at period end date	$0.173	$0.13

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $515,000 at July 31, 2011 and $$241,883 at January 31, 2012. The key inputs used in the fair value calculations were as follows:

	January 31, 2012	July 31, 2011

Underlying number of units of convertible preferred stock	575	2,575
Underlying number of warrants	3,833,333	17,166,667
Current exercise price of warrants	$0.25	$0.25
Current conversion price of preferred stock	$0.15	$0.15
Time to expiration	0.5 years	1.0 years
Risk-free interest rate	0.11%	1.23%
Estimated volatility	80%	58%
Dividend	-0-	-0-
Stock price	$0.173	$0.13

The revaluation of the additional investment rights at the January 31, 2012 reporting period, resulted in the recognition of a loss of $568,217 within the Company’s consolidated statements of operations for the six months ended January 31, 2012, which is included in the total under the caption “Change in fair value of derivative liabilities”. In addition, $841,333 was transferred to equity, as a result of the partial exercise of the additional investment rights in the six months ended January 31, 2012.

12.	Other Current Assets

Other current assets consist of the following:

	January 31, 2012	July 31, 2011
Mortgage funds held in escrow	$1,130,925	$—
Mortgage loan origination fees	239,182	—
Prepaid insurance, deposits and taxes	99,126	225,052
Total	$1,469,233	$225,052

The mortgage funds held in escrow were received by the Company on February 1, 2012, net of legal and other fees, as described in Note 14 below. The legal and other lender fees related to the mortgage loan financing which closed on January 19, 2012 have been capitalized and are being amortized over the twelve month term of the loan to January 18, 2013.

13.	Income from Assets Held for Investment, net

In August 2011, the Company sold two properties which were held for investment for gross proceeds after real estate commissions of $1,669,115. These two properties had a net book value of $1,029,435, resulting in an accounting gain of $639,680 which is included in income from assets held for investment, net on the consolidated statement of operations. The two properties had mortgages of $659,288 which were discharged upon sale, resulting in net cash proceeds to the Company of $1,009,828. The remaining income of $140,644 in this category in the six months ended January 31, 2012, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $166,282 in the prior year quarter. The two properties which were sold previously generated gross rental income, before carrying and operating expenses, of $16,647 per month and had monthly principal and interest payments of $6,110, in addition to property tax and insurance payments.

14.	Subsequent Events

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On February 1, 2012, the Company’s subsidiary, Generex Pharmaceuticals Inc., entered in to an agreement with a private lender for a mortgage loan of CAD$1,100,000 (US $1,095,000) with an annual interest rate of 10% and a maturity date of February 1, 2013, secured by real estate owned by the subsidiary. The Company had previously received a commitment in January 2012 for this loan, in connection with a mortgage with the private lender for CAD$2,500,000 (US $2,475,000) which closed on January 19, 2012. On January 19, 2012, CAD$1,135,000 (US $1,030,000) of the proceeds was held in escrow by the lawyers involved in the transaction, pending discharge of the prior mortgage on the property. The prior mortgage loan was discharged on February 1, 2012 and the Company received approximately $1,032,000, representing the balance of the proceeds from the January 19 and February 1, 2012 loans, net of the prior mortgage discharge, legal expenses and other fees, on this date. The discharged mortgage was included under “Current maturities of long-term debt” on the Company’s consolidated balance sheet at January 31, 2012. The balance held in escrow as of January 31, 2012 of US $1,130,925 is reflected on the Company’s consolidated balance sheet in the total under the caption “Other current assets” (see Note 12).

On February 1, 2012, the investors from the July 2011 Series A 9% Convertible Preferred Stock transaction (see Note 10) exercised their right to make an additional investment with the same terms as the July 2011 transaction. Pursuant to a securities purchase agreement dated January 31, 2012, the Company agreed to sell an aggregate of 2,000 shares of its newly designated non-voting Series B 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of its common stock issuable upon conversion of the convertible preferred stock. The convertible preferred stock and warrants were sold in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a price of $1,000, for an aggregate purchase price of $2,000,000 and the net proceeds of $1,975,000 after legal expenses were received by February 3, 2012. An aggregate of 26,666,666 shares of the Company’s common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2012 and 2011. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2011, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2012.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2012 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

•	the inherent uncertainties associated with clinical trials of product candidates;

•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

•	the further decline in our stock price;

•	our ability to pay dividends on our recently issued preferred stock; and

•	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Executive Summary

Overview of Business

We are engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express Inc. (“Antigen”), we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

We believe that our buccal delivery technology is a platform technology that has application to many large molecule drugs and provides a convenient, non-invasive, accurate and cost-effective way to administer such drugs. We have identified several large molecule drugs as possible candidates for development, including estrogen, heparin, monoclonal antibodies, human growth hormone and fertility hormones, but to date have focused our development efforts primarily on one pharmaceutical product, Generex Oral-lyn™, an insulin formulation administered as a fine spray into the oral cavity using our proprietary hand-held aerosol spray applicator known as RapidMist™.

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

Financial Condition

As of January 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to curtail our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place to these countries during 2011, nor are any expected during 2012.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011, and we are in the process of finalizing the analysis of the results from the trial. Once the analysis is complete, we plan to submit the results to the FDA and pending their review, we will determine what additional trials may be required.

Marketing

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world. Under these licensing and distribution agreements excluding one with Dong Sung Pharm Co. in South Korea, we will not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

In India, a marketing plan has already been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™—the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. Completion of the study and regulatory agency approval is not currently expected until at least the third quarter of calendar year 2012, after which approval commercial sales may commence. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2011 fiscal year or in the first two quarters of the 2012 fiscal year.

We do not currently plan to expend significant resources on additional clinical trials or to further the commercialization of Generex Oral-lyn™ until after such time that we secure additional financing.

Cancer and Immunotherapeutic Vaccine Platforms

Our wholly-owned subsidiary, Antigen, is developing proprietary vaccine formulations based upon two platform technologies that were discovered by its founder, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are applicable for either antigen-specific immune stimulation or suppression, depending upon the dosing and formulation of its products. Using active stimulation, we are focusing on major diseases such as breast, prostate and ovarian cancer, melanoma, influenza (including H5N1 avian and H1N1 swine flu) and HIV. Autoimmune diseases such as diabetes and multiple sclerosis are the focus of our antigen-specific immune suppression work.

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

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. A Phase I trial involving 29 patients was completed in August 2009, which similarly showed safety, tolerability and induction of a specific immune response. Agreements, as well as a protocol, are in place for initiation of a Phase II clinical trial once funding is available.

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

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence. We have, however, determined that the economics of proceeding with this product do not warrant the expenditure of further resources. We have not expended resources to further develop this product during the fiscal years ended July 31, 2011 and 2010 or in the first two quarters of fiscal 2012 and do not currently plan to expend any further resources on this product.

Consumer/Over-the-Counter Glucose Product Line

Using our buccal delivery technology, we have also launched a consumer/over-the-counter glucose spray called Glucose RapidSpray™. We do not plan to expend significant resources to market this product in the future. Revenues will not likely be significant unless we engage a major marketing partner to manufacture, distribute, market and sell this product. In fiscal 2011 and in the first six months of fiscal 2012, we received modest revenues from sales of our commercially available consumer/over-the-counter products. We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended January 31, 2012, we have received only limited revenues from operations. In the six months ended January 31, 2012 and in the fiscal year ended July 31, 2011, we generated $14,889 and $291,628 in revenue, respectively. The revenue in each of the fiscal periods pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and Antigen’s peptide immunotherapeutic vaccines.

During the first six months of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The final subjects completed the trial in August 2011, and we are in the process of finalizing the analysis of the results from the trial. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

During the first six months of the current fiscal year and during the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. Antigen has one vaccine currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer and has completed a Phase I clinical trial for a vaccine for H5N1 avian influenza at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2012, approximately 64% of our $2,708,668 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the six months ended January 31, 2011, approximately 80% of our total $6,105,057 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

During the six months ended January 31, 2012, approximately 36% of our total $2,708,668 in research expenses was attributable to Antigen's immunomedicine compared to approximately 20%, of our total $6,105,057 research and development expenses for the six months ended January 31, 2011.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of January 31, 2012 and July 31, 2011, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three Months Ended January 31, 2012 Compared to Three Months Ended January 31, 2011

We had a net loss for the quarter ended January 31, 2012 of $9,118,651 versus a net loss of $5,236,906 in the corresponding quarter of the prior fiscal year. The $3.9 million increase in net loss in this fiscal quarter versus the corresponding quarter of the prior fiscal year is primarily due to a $7.3 million loss due to the change in fair value of the derivative liabilities in the current quarter, offset by a $4.2 million reduction in operating expenses in all major categories, as compared to the corresponding prior year quarter.  Our operating loss for the quarter ended January 31, 2012 decreased to $1,786,231 compared to $5,967,558 in the same fiscal quarter of 2011.  The decrease in operating loss resulted from a decrease in selling expense (to $73,397 from $194,463), a decrease in research and development expenses (to $729,166 from $3,227,057), and a decrease in general and administrative expenses (to $984,996 from $2,551,832). Our revenues in the quarter ended January 31, 2012 decreased to $4,958 from $29,560 for the quarter ended January 31, 2011 reflecting lower sales of our over-the-counter products, due to a decision not to focus resources on the sale of these products going forward.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year, is primarily due to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology being completed last fiscal quarter in August 2011, resulting in significantly lower costs on an ongoing basis related to this trial. The company’s efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is primarily related to a decrease in professional services expenses including legal, consulting and financial services of approximately $1.0 million in the quarter ended January 31, 2012, as compared to the previous year quarter ended January 31, 2011, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the quarter ended January 31, 2012 versus the prior year comparative quarter is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the first quarter of fiscal 2012 was $59,911 compared to the previous year’s fiscal quarter at $50,544 due to higher long-term debt balances in the current fiscal year.   Our interest income decreased slightly to $246 in the first quarter of fiscal 2011, compared to $1,600 in the same quarter for the last year, due to lower average cash balances.  We recognized lower income from assets held for investment (net of expense) of $68,249 in the first quarter of fiscal 2012 compared to $91,952 in the same quarter of the previous fiscal year due to the sale of two properties held for investment in August 2011 and the corresponding decrease in associated rental income. Change in fair value of derivative liabilities contributed a loss of $7,341,004 in the second quarter of fiscal 2012 versus a gain of $198,685 in the second fiscal quarter of fiscal 2011.

Six Months Ended January 31, 2012 Compared to Six Months Ended January 31, 2011

We had a net loss for the two quarters ended January 31, 2012 of $8,782,297 versus a net loss of $12,114,173 in the corresponding two quarters of the prior fiscal year. The $3.3 million improvement in net loss in this fiscal year versus the corresponding period of the prior fiscal year is primarily due to an $8.6 million reduction in operating expenses in all major categories, offset by a $4.2 million loss due to the the change in fair value of the derivative liabilities in the current fiscal year.  Our operating loss for the two quarters ended January 31, 2012 decreased to $5,256,009 compared to $13,741,378 in the comparative two fiscal quarters of 2011.  The decrease in operating loss resulted from a decrease in selling expense (to $149,058 from $598,950), a decrease in research and development expenses (to $2,708,668 from $6,105,057), and a decrease in general and administrative expenses (to $2,406,280 from $7,152,996). Our revenues in the two quarters ended January 31, 2012 decreased to $14,889 from $203,503 for the two quarters ended January 31, 2011 reflecting lower sales of our over-the-counter products due to a decision not to focus resources on the sale of these products going forward.

Similar to the above three month period, the decrease in research and development expenses in the current fiscal year period versus the comparative period in the previous fiscal year, is primarily due to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology being completed last fiscal quarter in August 2011, resulting in significantly lower costs on an ongoing basis related to this trial. The company’s efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is primarily related to a decrease in professional services expenses including legal, consulting and financial services of over $3.8 million in the two quarters ended January 31, 2012, as compared to the previous year period ended January 31, 2011, as well as reductions of expenses in most other categories due to management’s efforts to reduce expenses and conserve cash. The decrease in selling expenses for the quarter ended January 31, 2012 versus the prior year comparative quarter is associated with decreased advertising and promotion relating to our over-the-counter products.

Our interest expense in the first two quarters of fiscal 2012 decreased to $94,832, compared to interest expense of $101,084 in the first two quarters of fiscal 2011, as we discharged mortgages related to two properties held for investment which were sold on August 26, 2011.   Our interest income decreased to $765 in the first two quarters of fiscal 2012, compared to $4,831 in the comparable period for last fiscal year, due to lower average cash balances.  We recognized higher income from assets held for investment (net of expense) of $780,324 in the first two quarters of fiscal 2012 compared to $166,282 in the same quarter of the previous fiscal year due primarily to an accounting gain on sale of $639,680 related to the sale of the two properties held for investment, while rental income remained at roughly the same level as the comparative prior fiscal year period. Change in fair value of derivative liabilities caused a loss of $4,212,545 in the first two quarters of fiscal 2012 versus a gain of $1,068,217 in the comparative prior fiscal year period. The change in fair value of the warrants carried as a derivative liability contributed a loss of $3,644,328 in this category in the current year, compared to a gain of $1,068,217 in the comparable period last year, while the change in fair value of the additional investment rights contributed a loss in fiscal 2012 only, of $568,217.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $6.5 million during fiscal 2011 and approximately $4.0 million during fiscal 2012, our cash balances have been extremely low thus far in fiscal 2012.

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

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, our Board of Directors will only seek to implement a reverse stock split in conjunction with an effort to list our common stock on a national stock exchange. The terms of the securities purchase agreement that we entered into on January 31, 2012 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange. As there are significant conditions, in addition to the minimum share price, which must be met before we can be considered for listing, management does not anticipate that the Board of Directors will move forward with a reverse stock split in the near future. Management’s contemplated rights offering of common stock and warrants to our stockholders is contingent upon the occurrence of the reverse stock split and listing of our common stock.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreement that we entered into on January 31, 2012 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with variable a conversion or exercise price until February 1, 2013.

Through the shelf registration statement (File No. 333-164591) that we filed on January 29, 2010 and which was declared effective on February 9, 2010, we raised an aggregate of $4,056,000 in gross proceeds between January and April 2011 and raised an additional $2,575,000 in gross proceeds in July 2011 pursuant to a convertible preferred stock purchase agreement with takedowns from the shelf registration statement as described below. Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use the shelf registration statement as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates is less than $75 million. As we are required under the registration rights agreement that we entered into on January 31, 2012 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we will have to prepare and file a registration statement on Form S-1 because we are not eligible to use Form S-3. We will incur additional legal and accounting fees in connection with the preparation of a Form S-1 registration statement.

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

We believe that the Phase III clinical trial for Oral-lyn™ in the United States and Canada represents a significant milestone event. We believe that the successful commercial launch of Oral-lyn™ in countries where we have approval would enhance our ability to access additional sources of funding.  We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for Oral-lyn™ and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.

Unforeseen problems with the conduct or results of Phase III clinical trials for Oral-lyn™ or further negative developments in general economic conditions could interfere with our ability to raise additional capital as needed, or materially adversely affect the terms upon which such capital is available.   We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Proceeds from Recent Financing

On January 31, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 2,000 shares of our newly designated non-voting Series B 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on February 1, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $2,000,000. An aggregate of 26,666,666 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $1,975,000 from this transaction, which will be reflected in the financial statements for the fiscal quarter ending April 30, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

Subject to certain ownership limitations, the convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.15 per share, and will accrue a 9% dividend until February 1, 2015 and, beginning on February 1, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to February 1, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning February 1, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.15 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

With very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction.

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. We agreed to file the registration statement by March 16 and to use our best efforts to have the registration statement declared effective within 120 days after closing. If these deadlines are not met, we will be liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement.

In addition, if, during the six-month period after the issuance of the warrants and continuing until such time that all of the securities may be sold without our meeting the current public information requirement under Securities Act rule 144(c)(1), we fail to meet such requirement, we will pay liquidate damages equal to 2.0% of the purchase price paid by each investor, payable in cash every 30 days until current public information for Generex is available or is no longer required for the investors to rely on Rule 144 to transfer the securities (including underlying securities) acquired under the securities purchase agreement.

Contemporaneous with entering into the securities purchase agreement, we and the investors also agreed to certain clarifications to the exercise price adjustment provisions under the outstanding warrants issued in July 2011. Under that agreement, the parties agreed to an exercise price of $0.15 per share for the warrants to purchase 14,500,000 shares of common stock (24,166,664 shares after the anti-dilution adjustment required under the terms of the warrants), which were in the process of being exercised prior to the parties entering into the securities purchase agreement, and unexercised outstanding warrants to purchase 2,666,666 shares of common stock (4,444,442 shares following the required anti-dilution adjustment).

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010, the warrants issued in connection with the January 2011 registered direct offering and option thereunder and the warrants issued in July 2011 in connection with the issuance of the Series A 9% Convertible Preferred Stock , although some of the warrants include a cashless exercise feature.

•	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

•	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

•	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

•	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

•	In connection with the securities purchase agreement dated January 24, 2011 and option thereunder, we sold an aggregate of 16,056,000 shares of our common stock and issued warrants exercisable for up to 16,056,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated July 7, 2011 and option thereunder, we sold an aggregate of 2,575 shares of our Series A 9% Convertible Preferred Stock and issued warrants exercisable for up to 17,166,666 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 31, 2012, we sold an aggregate of 2,000 shares of our Series B 9% Convertible Preferred Stock and issued warrants exercisable for up to 13,333,333 shares of our common stock to investors.

As of March 9, 2012 all of the warrants issued in the aforementioned registered direct offerings were exercisable.   At March 9, 2012, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January 2011 and July 2011 registered direct offering were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,844,926	0.76	December 15, 2014

August 6, 2009	3,572,971	0.79	February 4, 2015

September 14, 2009	6,022,651	1.00	March 15, 2015

April 8, 2010	50,000	0.47259	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

January 25 – April 8, 2011*	4,000,000	0.15	January 25, 2016

July 7, 2011**	3,333,331	0.15	July 7, 2016

February 1, 2012	13,333,333	0.15	January 31, 2017

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

**At January 31, 2012, there were 17,166,666 of these warrants outstanding at an exercise price of $0.25 per share. On February 1, 2012, in connection with the issuance of the Series B 9% Convertible Preferred Stock, the exercise price of these warrants was adjusted down to $0.15, with a corresponding increase in the number of warrants to 28,611,111. Following the exercise of 25,277,780 of these warrants on February 2, 2012, only warrants to purchase 3,333,331 shares of common stock remain outstanding.

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

As of March 9, 2012, outstanding Series Warrants were as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	29,027,322	$0.15	March 31, 2016

March 31, 2008	5,454,544	$0.15	September 30, 2016

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

Cash Flows for the Six months ended January 31, 2012

For the six months ended January 31, 2012, we used $4,612,080 in cash to fund our operating activities. The use for operating activities included a net loss of $8,782,297, changes to working capital including an increase related to other current assets of $116,509, a decrease of $11,426 in deferred revenue and a decrease related to accounts payable and accrued expenses of $617,777, offset by a decrease of $8,472 in accounts receivable, and a decrease of $215,834 in inventory.

The use of cash was offset by non-cash expenses of $320,127 related to depreciation and amortization, write-offs related to abandoned patents of $88,582, stock-based compensation to employees of $56,198, stock-based compensation issued in exchange for services rendered by consultants of $393,145 and common stock issued for interest on our convertible preferred stock of $347,490. There was also a year-to-date non-cash loss of $4,212,545 related to the fair valuation of the derivative liabilities at January 31, 2012 and an accounting gain of $726,464 related to the sale of fixed assets.

We had net cash provided by investing activities of $1,703,608 in the six months ended January 31, 2012, representing primarily the net proceeds after real estate commissions of $1,669,115 related to the sale of two properties held as investments as well as sale of other fixed assets for $119,439, offset by payments for property and equipment of $2,416 and costs incurred for patents of $82,530.

We had cash provided by financing activities in the six months ended January 31, 2012 of $680,109, which pertained to funds (net of amounts held in escrow) raised from mortgage loans, offset by principal repayments related to our long-term debt of $701,363, which included $659,288 related to the discharge of mortgages related to the sale of two properties held for investment, while the remainder pertained to regular monthly principal payments. There was also $30,000 received for warrant exercises during the six months ended January 31, 2012.

Our net working capital at January 31, 2012 decreased to negative $8,916,470 from negative $5,568,217 at July 31, 2011, which was attributed largely to our cash used in operations for the six-month period ended January 31, 2012, offset by the net proceeds from the sale of two properties held for investment in August 2011 and the mortgage financing in January 2012.

Conversion of Outstanding Series A 9% Convertible Preferred Stock

As of January 31, 2012, all outstanding shares of our Series A 9% Convertible Preferred Stock were converted into shares of our common stock. As of January 31, 2012, 17,166,666 shares of common stock had been issued upon the conversion of 2,575 shares of convertible preferred stock. The Series A convertible preferred stock earned dividends at the rate of 9% per annum, payable quarterly on September 30, December 31, March 31 and June 30. Upon conversion, we paid the holders of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the convertible preferred stock. Dividends accrued and paid on the Series A Convertible Preferred Stock were $12,383 during the six months ended January 31, 2012.

Funding Requirements and Commitments

If we obtain necessary financing, we expect to devote substantial resources to obtaining regulatory approval of Generex Oral-lyn™ in the U.S., Canada and Europe and to commercializing Generex Oral-lyn™.  We may also devote resources to obtaining approval for the importation, marketing and commercialization of Generex Oral-lyn™ in other countries where we have licensed distributors.

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements for the period ended January 31, 2012.

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

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance is effective for annual periods beginning after December 15, 2011 and subsequent interim periods. We are currently evaluating the impact of this new accounting guidance on our consolidated financial statements.

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

As of January 31, 2012, we had fixed rate debt totaling $4,716,227. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$1,058,967	5.91%
598,569	6.75%
2,489,750	10.00%
398,360	8.50%
170,581	10.00%
$4,716,227	Total

These debt instruments mature from August 2011 through May 2015. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows. On February 1, 2012, we secured an additional $1,095,490 in mortgage financing with a 10% annual interest rate, the proceeds of which were used to discharge the $1,058,968 in debt which carried an annual interest rate of 5.91%.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of January 31, 2012, there were 55,648,532 warrants outstanding subject to price protection provisions with an estimated fair value of $8,580,025 or $0.154 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2012, Generex’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Generex in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to Generex’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2012, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On April 6, 2010, we commenced legal proceedings against TheStreet.com, Inc. and Adam Feuerstein in the Supreme Court of the State of New York (New York, NY) seeking $250,000,000 in damages for business defamation, product disparagement, and injurious falsehood. The claims arose out of articles authored by Mr. Feuerstein and published on TheStreet.com website on March 19 and March 26, 2010. On November 17, 2011, the parties agreed to discontinue the action with prejudice, and a Stipulation of Discontinuance was filed by the parties with the Supreme Court of the State of New York on November 21, 2011, with each party bearing its own attorney's fees and costs. Pursuant to the settlement agreement, no payments were made to or by the respective parties in connection with this resolution.

In December 2011, a vendor commenced an action against Generex Biotechnology Corporation and its subsidiary, Generex Pharmaceuticals Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. We have responded to this statement of claim and intend to defend this action vigorously. We have also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

As of January 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to curtail our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreement that we entered into on January 31, 2012 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with variable a conversion or exercise price until February 1, 2013. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing significant revenue from sales of Generex Oral-lyn™ in India in 2012, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $356,527,053 at January 31, 2012. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to the completion of an in-country study), Lebanon and Algeria, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

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

There may be a limited public market for our common stock on the over the counter bulletin board market, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, changes in the overall economy and the volatility of the financial markets, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At January 31, 2012, there were 55,648,532 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010, in the registered direct offering in January to April 2011, in the registered direct offering in July 2011. In addition, in connection with the private placement that closed on February 1, 2012, an additional 13,333,333 shares of common stock are issuable upon conversion of the recently issued Series B 9% Convertible Preferred Stock, as well as 13,333,333 shares of common stock issuable upon exercise of the warrants in connection with such preferred stock. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 25% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, in the registered direct offering in January to April 2011, in the registered direct offering in July 2011 and in the private placement in February 2012, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2012, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2012, as well as in relation to a finder’s fee for our January 2012 mortgage loan financing.   During the three months ended January 31, 2012, we issued or committed to issue 450,000 shares of common stock to Seahawk Capital Partners pursuant to the consulting agreement and 1,333,333 shares as the finder’s fee. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 34 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 12, 2012	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: March 12, 2012	By:	/s/ Stephen Fellows
Stephen Fellows
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

