Form 10-K
period 2012-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2012-10-15
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-25169

GENEREX BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

555 Richmond Street West, Suite 604, Toronto, Canada	M5V 3B1
(Address of principal executive offices)	(Zip Code)

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

Yes ☐  No ☑

As of January 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,031,133 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 12, 2012, there were 370,110,904 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2013 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Generex Biotechnology Corporation

Form 10-K

July 31, 2012

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

ii

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

Subsidiaries

Following our reorganization in 1999, Generex Pharmaceuticals Inc., which is incorporated in Ontario, Canada, remained as our wholly-owned subsidiary. All of our Canadian operations are performed by Generex Pharmaceuticals. Generex Pharmaceuticals is the 100% owner of 1097346 Ontario Inc., which is also incorporated in Ontario, Canada. In August 2003, we acquired Antigen Express, Inc., a Delaware incorporated company. Antigen is engaged in the research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases. Antigen also does business under the names Generex Oncology and Generex Infectious Diseases.

We formed Generex (Bermuda), Inc., which is organized in Bermuda, in January 2001 in connection with a joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation, plc, to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products. In December 2004, we and Elan agreed to terminate the joint venture. Under the termination agreement, we retained all of our intellectual property rights and obtained full ownership of Generex (Bermuda). Generex (Bermuda) does not currently conduct any business activities. We have additional subsidiaries incorporated in the U.S., Canada and the Republic of Latvia which are dormant and do not carry on any business activities.

Overview of Business

We are engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express, Inc. (“Antigen”), we have expanded our focus to include immunomedicines incorporating proprietary vaccine formulations.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place to these countries during 2011, nor are any expected during the remainder of 2012.

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

Using our buccal delivery technology, we have also launched a consumer/over-the-counter glucose spray called Glucose RapidSpray™. We do not plan to expend significant resources to market this product in the future. Revenues will not likely be significant unless we engage a major marketing partner to manufacture, distribute, market and sell this product. In fiscal 2011 and in fiscal 2012, we received modest revenues from sales of our commercially available consumer/over-the-counter products. We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $357,611,780 at July 31, 2012. As of July 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Our Business Strategy

Our business model focuses on the research and development of diabetes, oncology and infectious diseases drugs.  This business model leverages the expertise of our management team, scientific advisory board and the history of our company. Our goal is to develop next generation drugs for diabetes, oncology and infectious disease by leveraging our buccal delivery technology to administer large and small molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products.  To achieve these goals, the key elements of our strategy include:

•	Completing current and planned Phase III clinical trials of Generex Oral-lyn™, as well as any additional studies or trials which may be required in order to obtain regulatory approval in major and other jurisdictions;

•	Developing a proprietary portfolio of products for the treatment of diabetes through strategic partnerships licensing and acquisitions;

•	A keystone of Generex’s strategy, announced at the annual meeting of stockholders in June 2011 is the proposed spin-out of Antigen Express as a separate company from Generex. Management believes that this action would allow Antigen to establish value for its immunotherapeutic vaccine technologies separate from the Generex buccal drug delivery platform technologies. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders;

•	Completing the ongoing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, conducting a Phase II prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer;

•	Conducting further clinical trials of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza and initiating clinical trial of such vaccines against swine (H1N1) influenza; and

•	Exploring other applications for our RapidMist platform buccal technology; morphine, LWH, fentanyl (all of which have undergone Phase I clinical studies), as well as cell therapy for late stage diabetes.

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

In Type 2 diabetes (adult onset or non-insulin dependent diabetes mellitus), the body does not produce enough insulin, or cannot properly use the insulin produced. Type 2 diabetes is the most common form of the disease and accounts for 90-95 percent of diabetes cases. In addition to insulin therapy, Type 2 diabetics may take oral drugs that stimulate the production of insulin by the pancreas or that help the body to more effectively use insulin. Generex Oral-lyn™ provides a simple means of delivering needed insulin to this major cohort of individuals.

Current studies in diabetes have identified a new condition closely related to diabetes, called impaired glucose tolerance (IGT). People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal. With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially. Per the 2011 Diabetes Atlas, published by the International Diabetes Federation (IDF), approximately 26 million people in the United States and 280 million people world-wide suffer from IGT. Generex Oral-lyn™ is an ideal solution to providing meal-time insulin to the millions of IGT sufferers. This therapeutic area is currently being investigated.

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

There is no known cure for diabetes. The IDF estimates that there are currently almost 366 million diabetics worldwide per their 2011 Diabetes Atlas and is expected to affect over 552 million people by the year 2030. There are estimated to be over 37 million people suffering from diabetes in North America alone and diabetes is the second largest cause of death by disease in North America.

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

In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. We have successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ production operation at the facilities of PharmaBrand in Quito, Ecuador. The first commercial production run of Generex Oral-lyn™ in Ecuador was completed in May, 2006. While Ecuador production capability may be sufficient to meet the needs of South America, it is believed to be insufficient for worldwide production for future commercial sales and clinical trials.

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

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas. Other clinical sites participating in the study are located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador. At present, approximately 450 subjects have been enrolled in the program at approximately 70 clinical sites around the world. The Phase III protocol called for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. Following notification of the completion of their review, we will schedule a meeting with the FDA to arrive at a consensus for the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success.

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

Consumer/Over-the-Counter Glucose Product Line

Using our proprietary buccal delivery technology, we have developed several formulations of glucose sprays. In the first quarter of fiscal year 2007, we introduced, Glucose RapidSpray™. This product uses our proprietary RapidMist™ brand metered dose inhaler platform technology to provide an alternative for people who require or want additional glucose in their diet and delivers a fat-free, low-calorie glucose formulation directly into the mouth. In fiscal 2011, 2010 and 2009, we received modest revenues from sales of our commercially available consumer/over-the-counter products, but do not intend to expend significant resources to market these products in 2012 or in future years. Revenues will not likely be significant, unless we engage a major marketing partner to manufacture, distribute, market and sell this product. We had entered into a preliminary marketing and distribution agreement with Merck, S.A. de C.V. in Mexico for the distribution of, Glucose RapidSpray™ brand formulated glucose spray product. Merck was considering the potential to produce, market, and distribute the product in Mexico as Diabion® GlucoShot®. Merck has since decided not to pursue this opportunity. To date, we have received modest revenues from sales of these products which were available in retail stores and independent pharmacies in the United States and Canada. We are currently seeking a global purchaser or licensee for the Glucose Rapid Spray Product who is also capable of manufacturing and distributing the product on a global scale.

Other Potential Buccal Products

We have had discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormones, estrogen and heparin, and a number of vaccines. We are currently pursuing development opportunities to complement our insulin therapy. Amarantus BioSciences and Generex Biotechnology announced in June 2011 that they are working towards establishing a collaboration on cell therapy for late stage diabetes, but as of the date of this report, no definitive agreements have been signed.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence. We have, however, determined that the economics of proceeding with this product do not warrant the expenditure of further resources. We have not expended resources to further develop this product during the fiscal years ended July 31, 2012, 2011 and 2010 and do not currently plan to expend any further resources on this product.

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

Based on positive results in trials of the AE37 vaccine in breast cancer patients, we entered into an agreement in August 2006 with the Euroclinic, a private center in Athens, Greece, to commence clinical trials with the same compound as an immunotherapeutic vaccine for prostate cancer. A Phase I trial involving 29 patients was completed in August 2009, which similarly showed safety, tolerability and induction of a specific immune response. Agreements, as well as a protocol, are in place for initiation of a Phase II clinical trial once additional funding is available.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.

•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Site closure, data validation and compilation, as well as analysis of the data must be completed before the study can be finalized and the results published.

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

•	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country.

•	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

Marketing and Distribution

We plan to market our products through collaborative arrangements with companies that have well-established pharmaceutical marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

•	Shreya Life Sciences Pvt. Ltd. for India, Pakistan, Bangladesh, Nepal, Bhutan, Sri Lanka, and Myanmar;
•	Adcock Ingram Limited and Adcock Ingram Healthcare (Pty) Ltd. for South Africa, Lesotho, Swaziland, Botswana; Namibia, Mozambique and Zimbabwe;
•	E&V Alca Distribution Corp. for Albania, Montenegro, and Kosovo;
•	Medrey S.A.L. (formerly MedGen Corp.) and Benta S.A.L. for Lebanon;
•	SciGen, Ltd. for China, Hong Kong, Indonesia, Malaysia, the Philippines, Singapore, Thailand and Vietnam;
•	Pharmaris Perus S.A.C. for Peru;
•	MediPharma SA for Argentina;
•	PMG S.A. for Chile;
•	Dong Sung Pharm. Co. Ltd. for South Korea; and
•	Benta S.A. for Lebanon.

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

Manufacturing

In December 2000, we completed a pilot manufacturing facility for Generex Oral-lyn™ in Toronto, Canada in the same commercial complex in which our laboratories were located. In the first quarter of fiscal year 2006, we initiated a scale-up commercial production run of several thousand canisters of Generex Oral-lyn™ at this facility. We have sold the property which housed the manufacturing and laboratory facility in July 2012 and expect to engage contract manufacturers in order to manufacture any product in significant quantities for any future commercial sales and clinical trials.

In March 2006, we successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, in Quito, Ecuador for the purposes of commercial supply and sales in Ecuador and other countries that can procure registrations and import licenses. We do not currently have a manufacturing agreement with PharmaBrand and are not currently manufacturing product at this facility.

In anticipation of undertaking late-stage clinical trials of Generex Oral-lyn™ in Canada, we entered into an agreement with Cardinal Health PTS, LLC, now known as Catalent Pharma Solutions (Catalent), in June 2006, pursuant to which Catalent manufactured clinical trial batches of Generex Oral-lyn™. Pursuant to pre-extant supply arrangements, our third-party suppliers had been manufacturing the quantities of the RapidMist™ brand metered dose inhaler components (valves, canisters, actuators, and dust caps), the insulin, and the formulary excipients that were required for the Catalent production. In addition, our Regulatory Affairs, Quality Control and R&D personnel have worked with Catalent to prepare and validate the Catalent production processes. We are not currently manufacturing product under this agreement and we expect that any agreements regarding the manufacturing of Generex Oral-lyn™ for any future trials or commercial sales will need to be renegotiated at such time.

Our subsidiary Antigen leases office and laboratory space in Worcester, Massachusetts, which is sufficient for its present needs. The laboratory has permission to store and use biohazardous (including recombinant DNA materials) and flammable chemicals.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ brand metered dose inhaler are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device are expected to be used in the commercial version of our insulin product in Ecuador, India, Lebanon and Algeria. We have secured supply arrangements with manufacturers for each of the components and the propellant that we presently use in our RapidMist™ brand metered dose inhaler for commercial quantities of such components. All such suppliers are prominent, reputable and reliable suppliers to the pharmaceutical industry. Because we now have a single supplier for many of these, however, we are more vulnerable to supply interruptions than would be the case if we had multiple suppliers for each component. We do not believe that the risk of supply for proprietary raw materials or device components is unusual in the pharmaceutical industry.

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. On December 7, 2009, we entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our consolidated financial statements for the year ended July 31, 2012, nor has sanofi-aventis terminated the agreement.

Raw materials for our pre-clinical development stage immunomedicine products include amino acids (for peptide therapeutics) and oligonucleotides (for genetic constructs). These materials are readily available from commercial suppliers. We utilize the services of several commercial laboratories for the manufacturing of our pre-clinical development stage immunomedicine products.

Intellectual Property

We hold a number of patents in the United States and foreign countries covering our buccal and other delivery technologies. We also have developed brand names and trademarks for products in appropriate areas. We consider the overall protection of our patent, trademark and other intellectual property rights to be of material value and acts to protect these rights from infringement.

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

We currently have nineteen issued U.S. patents and one pending U.S. patent applications pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin) as well as pain relief medications such as morphine and fentanyl. We currently hold eight issued Canadian patents and one pending Canadian patent applications also relating to various aspects of drug delivery technology. We also hold thirty-nine issued patents and seven pending patent applications covering our drug delivery technology in jurisdictions other than the U.S. and Canada, including Brazil, Argentina, Israel, Australia and several European countries.

The expiration dates of the U.S. issued patents range from 2016 to 2022. The expiration dates of the patents issued in Canada range from 2015 to 2021. The expiration dates of the patents issued in other jurisdictions range from 2015 to 2028.

We had an indirect interest in eighteen drug delivery patents held by another company, Centrum Biotechnologies, Inc. The expiration dates of these patents ranged from 2014 to 2016 and as it was unlikely that we could make commercial use of the patents prior to their expiration dates, we have let these patents lapse.

In addition to patents, we hold intellectual property in the form of trademark applications or registrations for GENEREX BIOTECHNOLOGY (Design), GENEREX BIOTECHNOLOGY (Logo), GENEREX ORAL-LYN, ORAL LYN, ORAL-LYN and RAPIDMIST in various jurisdictions in the world. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Our subsidiary Antigen Express currently holds ten issued U.S. patents and twenty-five other foreign patents. There are also twenty pending patent applications worldwide concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes, including seven in the U.S. and thirteen in other countries. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on many of these patents and patent applications, including those licensed from the University of Massachusetts.

The expiration dates of the Antigen U.S. issued patents range from 2013 to 2028. The expiration dates of the patents issued in other jurisdictions range from 2014 to 2023.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Legal Proceedings” in this Annual Report.

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

Immunomedicine Technology and Products

•	Novavax, Inc. is a clinical-stage biotechnology company which is developing vaccines to address a broad range of infectious diseases, including H1N1, seasonal influenza and respiratory syncytial virus (RSV) using proprietary virus-like particle technology. Novavax’s season flu vaccine is in Phase II clinical trials and its H5N1 influenza virus-like particle vaccine is in Phase 1 clinical trials.

•	Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer.

•	Micromet, Inc. uses two platform technologies to treat cancers, autoimmune diseases and inflammation: (i) the creation of Single-Chain Antibodies (SCAs) through the use of the antigen-binding region of a full-sized antibody, held together by a linker; and (ii) BiTE® technology which utilizes the body’s CTLs to attack tumor cells. Micromet’s lead product candidate blinatumomab (MT103) is currently the subject of a European pivotal trial in patients with minimal residual disease positive acute lymphoblastic leukemia.

•	Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•	Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules. Its most advanced product candidate, Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer received FDA approval in April 2010. Dendreon is exploring the application of additional active cellular immunotherapy product candidates and small molecules for the potential treatment of a variety of cancers.

•	Galena Biopharma’s (formerly Rxi Pharmaceuticals Corporation) NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•	Cell Genesys, Inc. was developing products for the treatment of prostate cancer using the GVAX™ cancer treatments, which are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety. Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008. In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products. In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and is in Phase II human clinical trials. In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer.

•	Pharmexa-Epimmune, Inc., the U.S. subsidiary of Pharmexa A/S, was sold to Korean company, VaxOnco, Inc., a Korean company specializing in peptide based vaccines, in April 2009. Pharmexa-Epimmune has in its product pipeline a peptide vaccine, GV1001, which is in Phase III clinical trials for pancreatic cancer and Phase II clinical trials for liver and non-small cell lung cancer and two vaccines against HER/2-positive breast cancer in Phase I and Phase II clinical trials. Pharmexa-Epimmune has received significant NIH funding for vaccines against malaria and HIV, some of which are currently in Phase I testing.

•	CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors. Multikine® has been cleared in the U.S. and Canada for study in a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2012, our expenditures on research and development were $131,975,964. This included $4,987,236 in the year ended July 31, 2012, $10,250,397 in the year ended July 31, 2011 and $13,361,156 in the year ended July 31, 2010. Research and development activities in 2012 and 2011 decreased from 2010, as we neared completion of the global Phase III clinical trial of our oral insulin product. Additionally, we did not enter in to any new clinical trials due to lack of available funding.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented in Note 18 in the Notes to Consolidated Financial Statements in this Annual Report. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At October 1, 2012, we had eleven full-time employees, including our employees at Antigen. Six of our employees are executive and administrative, four are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and one is engaged in corporate and product promotion. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, Mark Fletcher, President, President and CEO, Eric von Hofe, President of Antigen, and Nikoletta Kallinteris, Senior Research Associate of Antigen.

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

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 555 Richmond Street West, Suite 604, Toronto, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com. However, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

As of July 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012 and August 8, 2012 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013 and August 10, 2013, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in the next twelve months, as we have to complete an in-country clinical study before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $357,611,780 at July 31, 2012. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2012.

To date, we have not been profitable and our accumulated net loss available to shareholders was $357,611,780 at July 31, 2012, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,380,191 at that date. We received a report from our independent auditors for the year ended July 31, 2012 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

Due to material weaknesses in our internal controls over financial reporting, our internal controls were determined not to be effective for the fiscal year ended July 31, 2012. Our disclosure controls and procedures and internal controls over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

Effective internal controls are necessary for us to provide reasonable assurance with respect to our financial reports and to effectively prevent fraud. If we cannot provide reasonable assurance with respect to our financial reports and effectively prevent fraud, our reputation and operating results could be harmed. Pursuant to the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. In addition, projections of any evaluation of effectiveness of internal control over financial reporting to future periods are subject to the risk that the control may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business and operating results could be adversely impacted, we could fail to meet our reporting obligations, and our business and stock price could be adversely affected.

Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that, subject to the inherent limitations identified in Item 9A of Part II of this Form 10-K, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors have issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting. Due to our limited resources, management has not implemented a plan to mitigate the above material weaknesses.

We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, as our resources permit. We cannot be certain that we will have adequate resources to remediate the deficiencies or that our ultimate remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or will be sufficient to address and eliminate the material weaknesses identified. Our inability to remedy the identified material weaknesses or any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

Our research and development and commercialization efforts may depend on entering into agreements with corporate collaborators.

Because we have limited resources, we have sought to enter into collaboration agreements with other pharmaceutical companies that will assist us in developing, testing, obtaining governmental approval for and commercializing products using our buccal delivery and immunomedicine technologies. We may be unable to achieve commercialization of any of our products until we obtain a large pharmaceutical partner to assist us in such commercialization efforts. To date, we have not entered into any such collaborative arrangements. Any collaborator with whom we may enter into such collaboration agreements may not support fully our research and commercial interests since our program may compete for time, attention and resources with such collaborator's internal programs. Therefore, these collaborators may not commit sufficient resources to our program to move it forward effectively, or that the program will advance as rapidly as it might if we had retained complete control of all research, development, regulatory and commercialization decisions.

Risks Related to Our Technologies

With the exception of Generex Oral-lyn™, our technologies and products are at an early stage of development and we cannot expect significant revenues in respect thereof in the foreseeable future.

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India (subject to further study). To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed or find a partner that can perform these activities on our behalf. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we expect to receive only modest revenues, if any, from product sales in fiscal year 2013. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador, Lebanon, Algeria and India (subject to the completion of an in-country study). We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at clinical trial sites in North America and other countries according to the initial Phase III clinical plan. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. Following notification of the completion of their review, we will schedule a meeting with the FDA to arrive at a consensus for the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon). Preliminary results from the Phase II breast cancer trial suggest a 46% reduction in breast cancer recurrence in low HER2 expressing tumors, together with an excellent safety profile. We expect to complete the trial and finalize results in the second half of the 2012 calendar year and while preliminary results are promising, they are not statistically significant and final results could deviate.

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

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Annual Report or our reports filed with the SEC regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

Delays in obtaining United States or other foreign approvals for our oral insulin product could result in substantial additional costs to us, and, therefore, could adversely affect our ability to continue operations. If regulatory approval is ultimately granted in any countries other than Ecuador, Lebanon, Algeria and India, the approval may place limitations on the intended use of the product we wish to commercialize, and may restrict the way in which we are permitted to market the product.

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

Because a substantial number of patents have been issued in the field of alternative drug delivery and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subject to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented, invalidated or expire.

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

There may be a limited public market for our common stock on the over the counter bulletin board market, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

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

Risks Related to Ownership of Our Common Stock

If an exemption under state securities laws is not available for resales of shares of common stock, state securities regulators have the authority to seek rescission of such resales and, in some instances, may seek restitution or disgorgement of amounts received on such resales.

Because the shares of common stock registered under our registration statements on Form S-1 have not been registered or qualified for resale under the securities laws of any state, an exemption from registration or qualification under state law is necessary for compliance with state securities laws. Generex has taken no steps to register or qualify, nor seek an exemption for, the resale of the shares of common stock under the securities laws of any state. The availability of exemptions will depend on the laws of the particular state in which a holder of the shares resides and the circumstances under which such holder seeks to sell the shares. If an exemption is not available but a resale of the shares is effected, state securities laws give state securities regulators authority to seek rescission (or cancellation) of transactions involving sales of securities that are not registered, qualified or exempted and, in some instances, authority to require restitution or disgorgement of profits from the sales of such securities and to impose statutory interest or penalties on disgorged amounts. While we are not aware of any state securities regulator taking action with respect to the resales of shares of our common stock, we cannot provide any assurance that regulators will refrain from taking such action in the future.

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

Provisions of the Delaware General Corporation Law may prohibit us from making required payments with respect to our Series B and Series C 9% convertible preferred stock, which default may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our preferred stock.

We are incorporated in the State of Delaware and are subject to the provisions of the Delaware General Corporation Law (the “DGCL”). Section 170 of the DGCL provides, among other things, that a Delaware corporation may declare and pay dividends upon shares of its capital stock out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the DGCL.  As of the date hereof, we have 792 shares of our Series B 9% convertible preferred stock and we have 750 shares of our Series C 9% convertible preferred stock outstanding. As of the date hereof, we have sufficient surplus to make dividend payments with respect to our outstanding Series B 9% convertible preferred stock and Series C 9% convertible preferred stock, as well as sufficient surplus to make the make-whole payments that may be due to the holders of our Series B 9% convertible preferred stock and our Series C 9% convertible preferred stock, should such make-whole payments be deemed a dividend under the DGCL.   However, our surplus will decrease as we spend our capital on operational activities, unless our spending is offset by capital-raising transactions. If our surplus is less than then-due dividend payments, including make-whole payments if they are deemed a dividend under the DGCL, we will be prohibited by the DGCL from making the dividend or make-whole payment, which may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our Series B and Series C 9% convertible preferred stock.

Our recent equity financings have and will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At July 31, 2012, there were 55,148,530 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010, in the registered direct offering in January to April 2011 and in the registered direct offerings in July 2011 and February 2012. In addition, in connection with the private placement that closed on August 10, 2012, an additional 9,375,000 shares of common stock are issuable upon conversion of the recently issued Series C 9% Convertible Preferred Stock, as well as 9,375,000 shares of common stock issuable upon exercise of the warrants in connection with such preferred stock and 59,921,621 additional shares issuable upon the triggering of the ratchet provisions of the above-mentioned warrants and the Series B convertible preferred stock on August 10, 2012. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 50% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, in the registered direct offering in January to April 2011, the registered direct offering in July 2011 and the private placements in February 2012 and August 2012, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we are in need of the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price. Most of our outstanding warrants have price protection provisions, which decrease the exercise price of the warrant and increase the number of shares which may be purchased upon exercise o the warrants, if we sell additional equity at an effective price per common share less than the current exercise price of the warrant. Therefore, equity financings at a low price per share will result in even more dilution to existing shareholders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

Our executive and principal administrative offices occupy approximately 2,300 square feet of office space in in downtown Toronto, Ontario, Canada which we rent at an annual rent of approximately $80,000 under a lease that runs to September 2014.

We own facilities in Toronto that are currently leased to third parties. These units are reflected in Assets Held for Investments on the accompanying consolidated balance sheets.

We have mortgages on our Toronto properties totaling $1,664,161 at July 31, 2012. These mortgages require the payment of interest, with minimal principal reduction, prior to their due dates. These mortgages currently require an aggregate approximately $17,750 in monthly debt service payments. Aggregate principal maturities for these mortgages will be $1,222,746 up to July 31, 2013.

We lease approximately 4,336 square feet of office and laboratory space in Worcester, Massachusetts which we rent under a lease agreement which runs to June 30, 2015, that Antigen uses for its research and development activities at an annual rent of approximately $192,000. This space is sufficient for Antigen’s present activities.

We do not expect to need manufacturing capabilities in Canada related to our insulin product, as it is likely that we will contract out the manufacturing of product requirements for any future clinical trials and commercial sales.

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

On May 20, 2011, Ms. Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming the following as defendants: Generex, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher. In this action, Ms. Perri has alleged that the defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with Generex. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused Generex to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by Generex to third parties believed to be related to Ms. Perri. For a discussion of certain of these related party transactions, see the disclosures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Certain Related Party Transactions” in this Annual Report. We intend to defend this action and pursue our counterclaim vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On June 1, 2011, Golden Bull Estates Ltd. filed a claim in the Ontario Superior Court of Justice, naming Generex, 1097346 Ontario, Inc. and Generex Pharmaceuticals Inc. as defendants. The plaintiff, Golden Bull Estates, is controlled by Ms. Perri. The plaintiff alleges damages in the amount of $550,000 for breach of contract and $50,000 for punitive damages, plus interest and costs. The plaintiff’s claims relate to an alleged contract between the plaintiff and Generex for property management services for certain Ontario properties owned by Generex. Generex terminated the plaintiff’s property management services in April 2011. Following the close of pleadings, we served a motion for summary judgment. The plaintiff responded by amending its statement of claim to include a claim to our interest in certain of our real estate holdings. The plaintiff moved for leave to issue and register a Certificate of Pending Litigation in respect of this real estate. The motion was not successful in respect of any current real estate holdings of Generex. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

In December 2011, a vendor commenced an action against Generex Biotechnology Corporation and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. We have responded to this statement of claim and intend to defend this action vigorously. We have also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. A hearing for the vendor’s motion for summary judgment is scheduled for November 15, 2012. We will be responding to the motion. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Item 4.	[Not Required for Registrant]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex

Mark A. Fletcher	47	President/Chief Executive Officer, General Counsel and Director

Stephen Fellows	46	Acting Chief Financial Officer

Dr. David Brusegard	68	Chief Operating Officer and Secretary

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

Stephen Fellows has served as our Acting Chief Financial Officer since March 2011. Mr. Fellows has served as our Vice President, Finance since June 2009. From August 2005 to December 2008, Mr. Fellows was employed by Sona Mobile Holdings Corporation, a publicly held software company, which developed software applications for mobile devices, where he served as Chief Financial Officer. From September 1996 to August 2005, Mr. Fellows worked at 3Com Corporation, where he served in several positions including as the Director of Finance of the corporate accounting group in Marlborough, MA and Director of Finance & Operations of 3Com’s Canadian subsidiary. From January 1992 to August 1996, Mr. Fellows worked at Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as Controller for Pennzoil Canada. Mr. Fellows received a Bachelor of Business Administration degree from Wilfrid Laurier University in 1988 and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto in 1990.

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

The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2012. The prices below reflect the high and low sales prices for our common stock reported on the NASDAQ Capital Market for the first quarter of fiscal 2011, and the high and low bid information for the second, third and fourth quarters of fiscal 2011 and for all of the quarters in fiscal 2012. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low

Fiscal 2012
First Quarter	$0.14	$0.08
Second Quarter	$0.28	$0.08
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.12	$0.09

Fiscal 2011
First Quarter	$0.56	$0.26
Second Quarter	$0.35	$0.24
Third Quarter	$0.33	$0.20
Fourth Quarter	$0.25	$0.12

As of October 12, 2012, there were approximately 596 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends in the foreseeable future. For information about the dividends that we will pay on our Series A 9% Convertible Preferred Stock, our Series B 9% Convertible Preferred Stock and our Series C 9% Convertible Preferred Stock, see the discussion under Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations under the heading Financial Condition, Liquidity and Resources and the subheadings Financing – July 2011, Financing – February 2012 and Financing – August 2012 in this Annual Report on Form 10-K.

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

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing July 31, 2007 and ending on July 31, 2012. The comparison assumes the investment of $100 on July 31, 2006 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2012.

We have issued shares of our common stock to Seahawk Capital Partners, Inc, a consultant, pursuant to an agreement to provide us with investor relation services until September 30, 2012.  During the three months ended July 31, 2012, we issued 450,000 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2012.

Item 6. Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2012, 2011, 2010, 2009 and 2008 were audited by MSCM LLP.

In thousands (except per share data)	2012	2011	2010	2009	2008

Operating Results:
Revenue	$29	$292	$1,173	$1,118	$125
Net Loss	(9,490)	(21,676)	(25,280)	(45,812)	(36,229)
Net Loss Available to Common Stockholders	(9,867)	(22,442)	(25,280)	(45,812)	(36,229)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(0.03)	(0.08)	(0.10)	(0.32)	(.33)

Financial Positions:
Total Assets	$4,644	$12,006	$24,575	$24,814	$38,148
Long-Term Debt	$441	$1,870	$1,824	$1,854	$1,355
Convertible Debentures	$—	$—	$—	$—	$4,719
Preferred Stock*	$—	$—	$—	$—	$—
Stockholder's (Deficiency)/Equity	$(8,380)	$(8,442)	$8,971	$14,224	$22,647

* At July 31, 2012, there were 1,410 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,410,000 in aggregate), but which have an accounting value of zero. At July 31, 2011, there were 1,287 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,287,000 in aggregate), but which have an accounting value of zero. See Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. There was no preferred stock outstanding in any of the fiscal years 2008 through 2010, inclusive.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2012, 2011 and 2010. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2012 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during 2011, nor are any expected to these countries during the remainder of 2012.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. Following notification of the completion of their review, we will schedule a meeting with the FDA to arrive at a consensus for the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success.

We are a development stage company. From inception through July 31, 2012, we have received only limited revenues from operations. In the fiscal years ended July 31, 2012, 2011 and 2010, we generated $28,651, $291,628 and $1,172,611 in revenue, respectively. The revenue in each of these fiscal years pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

As of July 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. We are seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, we are actively seeking strategic alternatives, including strategic investments and divestitures. We have sold, and are also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

During the fiscal year ended July 31, 2012, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. The completion of late-stage trials in Canada and eventually the United States may require significantly greater funds than we currently have on hand.

During the fiscal year ended July 31, 2012, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

Because of various uncertainties, we cannot predict the timing of completion and commercialization of our buccal insulin or Antigen’s peptide immunotherapeutic vaccines or related technologies. These uncertainties include the success of current studies, our ability to obtain the required financing and the time required to obtain regulatory approval even if our research and development efforts are completed and successful, our ability to enter into collaborative marketing and distribution agreements with third-parties, and the success of such marketing and distribution arrangements. For the same reasons, we cannot predict when any products may begin to produce net cash inflows.

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2012, approximately 61% of our $4,987,236 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to other buccal projects. During the fiscal year ended July 31, 2011, approximately 75% or $7,669,139 of our $10,250,397 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to other buccal projects. During the fiscal year ended July 31, 2010, approximately 86% or $11,516,050 of our $13,361,156 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to other buccal projects.

During the fiscal year ended July 31, 2012, approximately 39% or $1,941,774 in research expenses was attributable to Antigen's immunomedicine products. Approximately 25% or $2,581,258 of our research and development expenses for the fiscal year ended July 31, 2011 was related to Antigen's immunomedicine products, compared to approximately 14% or $1,845,106 of our research and development expenses for the fiscal year ended July 31, 2010. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Going Concern.  As shown in the accompanying consolidated financial statements, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

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

Inventory. Inventories are stated at the lower of cost or market with cost determined using the first-in first-out method. Management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time to sell such inventory, inventories shelf life and current market conditions when determining whether the lower cost or market is used. As appropriate, a provision is recorded to reduce inventories to their net realizable value.  Inventory also includes the cost of products sold to the customers with the rights of return. At July 31, 2012, all inventory balances had been written down to zero.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets." If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. In the fiscal year ended July 31, 2012, we recorded a write down of $440,780 on certain patents. There were no patent write downs or disposals in the fiscal years ended July 31, 2011 and 2010.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheet as of July 31, 2012 and 2011, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year Ended July 31, 2012 Compared to Year Ended July 31, 2011

Our net loss available to shareholders for the fiscal year ended July 31, 2012 (fiscal 2012) was $9,867,024 versus $22,442,284 in the fiscal year ended July 31, 2011 (fiscal 2011). The decrease in net loss in fiscal 2012 versus fiscal 2011 is primarily due to the decrease in operating expenses by approximately $14.6 million in fiscal 2012, offset by a loss due to the revaluation of the derivative liabilities in fiscal 2012 of $1,081,440 versus a gain of $2,220,916 in fiscal 2011. Our operating loss for fiscal 2012 decreased to $10,024,048 compared to $24,533,082 in fiscal 2011. The decrease resulted primarily from a decrease in research and development expenses to $4,987,236 from $10,250,397, a decrease in selling expense to $165,175 from $1,025,774 and a decrease in general and administrative expenses to $4,889,179 from $13,392,920. Revenue decreased to $28,651 from $291,628, while gross profits decreased to $17,542 from $136,009. The decrease in revenue and gross profit is attributable to the discontinuation of sales of our consumer/over-the-counter products.

The decrease in general and administrative expenses is primarily related to a decrease in professional expenses including legal, audit, consulting and financial services of over $6.1 million in fiscal 2012 versus 2011 due to cost cutting measures, as well as a decrease of over $1.0 million in payroll related costs due to a reduction in the number of employees which also caused a reduction in travel expenses of over $450,000 versus fiscal 2011.  The decrease in selling expenses of over $860,000 for fiscal 2012 versus fiscal 2011 is associated with a reduction in advertising and promotion related to the discontinuation of our consumer/over-the-counter products, as well as the closure of our MENA sales office in Dubai. Research and development expenses decreased by almost $5.3 million in fiscal 2012 from fiscal 2011, as expenditures relating to the Phase III trials for our Generex Oral-lyn™ product decreased significantly in fiscal 2012 versus fiscal 2011.

Our interest expense in fiscal 2012 increased to $592,525, compared to interest expense of $208,906 in fiscal 2011, due to the refinancing of properties, as well as interest penalties related to the discharge of mortgages upon the sale of certain of our properties.  Our interest income decreased to $1,519 in fiscal 2012 from $6,455 in fiscal 2011 due to lower average cash balances. We received higher income from assets held for investment (net of expense) of $2,206,216 which included $1,957,089 gain on sale of properties, as well as income from rental operations (net of expense) of $249,127 versus $349,458 in income from rental operations (net of expense) in fiscal 2011.

Our net loss available to shareholders was increased by $376,746 in fiscal 2012 versus $766,417 in fiscal 2011 relating to preferred stock dividends as a result of the accounting treatment of our convertible preferred stock financings in February 2012 and July 2011, respectively. This amount represents a deemed dividend to the investors as a result of these financings, as further described in Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Year Ended July 31, 2011 Compared to Year Ended July 31, 2010

Our net loss available to shareholders for the fiscal year ended July 31, 2011 (fiscal 2011) was $22,442,284 versus $25,279,940 in the fiscal year ended July 31, 2010 (fiscal 2010). The decrease in net loss in fiscal 2011 versus fiscal 2010 is primarily due to the decrease in operating expenses by over $5 million in fiscal 2011, offset by a smaller gain due to the revaluation of the derivative warrants in fiscal 2011 of $2,220,916 versus a gain of $4,125,590 in fiscal 2010. Our operating loss for fiscal 2011 decreased to $24,533,082 compared to $29,429,817 in fiscal 2010. The decrease resulted primarily from a decrease in research and development expenses to $10,250,397 from $13,361,156, a decrease in selling expense to $1,025,774 from $3,709,767 offset by a slight increase in general and administrative expenses to $13,392,920 from $12,719,239. Revenue decreased to $291,628 from $1,172,611, while gross profits decreased to $136,009 from $360,345. The decrease in revenue and gross profit is attributable to lower sales of our consumer/over-the-counter products in North America, as well as the Middle East North African region.

The increase in general and administrative expenses is primarily related to an increase in professional expenses, including the issuance of stock in exchange for financial and consulting services which amounted to $1,856,505 in fiscal 2011 versus $961,862 in fiscal 2010.  The decrease in selling expenses for fiscal 2011 versus fiscal 2010 is associated with a reduction in advertising and promotion related to our consumer/over-the-counter products, as well as a reduction of costs associated with our MENA sales office in Dubai. Research and development expenses decreased by over $3 million in fiscal 2011 from fiscal 2010, as expenditures relating to the Phase III trials for our Generex Oral-lyn™ product decreased significantly in fiscal 2011 versus fiscal 2010, which was partially offset by increases in the cost of Phase II trials for Antigen’s immunomedicine products.

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

Our net loss available to shareholders was increased by $766,417 in fiscal 2011 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in July 2011. This amount represents a deemed dividend to the investors as a result of this financing, as further described in Note 11 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.  There was no preferred stock dividend in fiscal 2010.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. We are seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, we are actively seeking strategic alternatives, including strategic investments and divestitures. We have sold, and are also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $6.5 million during fiscal 2011, approximately $4.0 million during fiscal 2012 and $750,000 in August 2012, our cash balances have been extremely low through most of fiscal 2012 and to date through fiscal 2013.

On March 30, 2011, our realigned management team announced its strategic development plan for Generex’s future growth. The plan included the spin-out of Antigen Express, a reverse stock split for Generex and a rights offering to Generex stockholders. As proposed, we would spin out Antigen Express as a separate DTC-eligible company, register its shares with the Securities and Exchange Commission (the “SEC”), and seek to list its shares on a national securities exchange. Management believes that the spin-out would increase value for stockholders and provide Antigen Express with ready access to capital markets to finance its on-going clinical and regulatory initiatives. Management further believes that the spin-out would benefit Generex, by allowing Generex to hold a controlling interest in a publicly-traded company while continuing to focus on maximizing opportunities for its buccal drug delivery platform. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders. No determination has been made as to the timing of the proposed spin-out. This Annual Report does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities related to these planned transactions.

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, our Board of Directors will only seek to implement a reverse stock split in conjunction with an effort to list our common stock on a national stock exchange. The terms of the securities purchase agreements that we entered into on January 31, 2012 and August 8, 2012 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange. As there are significant conditions, in addition to the minimum share price, which must be met before we can be considered for listing, management does not anticipate that the Board of Directors will move forward with a reverse stock split in the near future. Management’s contemplated rights offering of common stock and warrants to our stockholders is contingent upon the occurrence of the reverse stock split and listing of our common stock.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012 and August 8, 2012 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013 and August 10, 2013 respectively.

Through the shelf registration statement (File No. 333-164591) that we filed on January 29, 2010 and which was declared effective on February 9, 2010, we raised an aggregate of $4,056,000 in gross proceeds between January and April 2011 and raised an additional $2,575,000 in gross proceeds in July 2011 pursuant to a convertible preferred stock purchase agreement with takedowns from the shelf registration statement as described below. Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use the shelf registration statement as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates is less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012 and August 8, 2012 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1 because we are not eligible to use Form S-3. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

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

Equity Financings

Following is a summary of the equity financing activities that we completed in fiscal 2011, fiscal 2012 and in August 2012.

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

The exercise price of the warrants issued to the investors in the initial closing and pursuant to the option is subject to adjustment in the case of stock splits, stock dividends, combinations of shares and similar recapitalization transactions. The exercise price of the warrants is also subject to an adjustment upon the occurrence of certain events, including the issuance by us of securities at a price per share less than the exercise price then in effect. If we issue shares of common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Certain issuances of common stock, warrants or options are permitted without triggering the anti-dilution provisions. These permitted issuances are described in Note 13 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. In addition, with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815, as described in Note 12 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the our common stock at an effective conversion price of $0.08 per share, and will accrue a 9% dividend until July 8, 2014 and, beginning on July 8, 2014 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on September 30, 2011 and on each conversion date in cash, or at the our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to July 8, 2014, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning July 8, 2014, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the convertible preferred stock, we also issued 17,166,667 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.25 per share (price adjusted to $0.15 on February 1, 2012 and subsequently to 0.08 on August 10, 2012 in connection with the financings below) of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

In addition, until the first anniversary date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,575,000, which units will be identical to the units of convertible preferred stock and warrants issued in connection with the July 2011 closing. As described below, the investors exercised this right in the transactions that closed on February 1, 2012. See the discussion below under the subheadings Financing – February 2012 - Series B 9% Convertible Preferred Stock and Warrants.

As of July 31, 2012, 17,166,666 shares of common stock had been issued upon the conversion of all 2,575 shares of the Series A convertible preferred stock and 6,129,666 shares of common stock were issued as “make whole payments” on such conversions of the Series A convertible preferred stock. As of October 12, 2012, 6,249,995 warrants issued in connection with this transaction were outstanding as follows:

	Aggregate No.
	of	Exercise
Date Issued	Shares Unexercised	Price	Expiration Date
July 11, 2011*	6,249,995	.08	July 11, 2016

*Upon issuance of securities at a price per share of common stock less than the then applicable exercise price, the warrants are subject to anti-dilution adjustment of the exercise price and to the number of shares of common stock that may be purchased upon exercise of each warrant such that the aggregate exercise price payable upon exercise of the warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment. Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815. On August 10, 2012, in connection with the financing below, the exercise price was adjusted from $0.15 to $0.08 per share.

Financing – February 2012

Series B 9% Convertible Preferred Stock and Warrants

On January 31, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 2,000 shares of our newly designated non-voting Series B 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on February 1, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $2,000,000. An aggregate of 26,666,666 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $1,975,000 from this transaction, which was reflected in the financial statements for the fiscal year ended July 31, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

Subject to certain ownership limitations, the Series B convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.15 per share (adjusted to $0.08 on August 10, 2012), and will accrue a 9% dividend until February 1, 2015 and, beginning on February 1, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to February 1, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning February 1, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series B convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series B convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.15 (price adjusted to $0.08 on August 10, 2012 in connection with the financings below) per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificate of designation authorizing the Series B convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

With very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction.

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. We agreed to file the registration statement by March 16, 2012 and to use our best efforts to have the registration statement declared effective within 120 days after closing. If these deadlines were not met, we would have been liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective on April 9, 2012.

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

As of October 12, 2012, 15,102,500 shares of common stock had been issued upon the conversion of 1,208 of 2,000 shares of the Series B convertible preferred stock and 4,542,887 shares of common stock were issued as “make whole payments” on such conversions of the Series B convertible preferred stock. As of October 12, 2012, 24,999,999 warrants issued in connection with this transaction were outstanding as follows:

	Aggregate No.
	of	Exercise
Date Issued	Shares Unexercised	Price	Expiration Date
February 1, 2012*	24,999,999	.08	February 1, 2017

*Upon issuance of securities at a price per share of common stock less than the then applicable exercise price, the warrants are subject to anti-dilution adjustment of the exercise price and to the number of shares of common stock that may be purchased upon exercise of each warrant such that the aggregate exercise price payable upon exercise of the warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment. Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815. On August 10, 2012, in connection with the financing below, the exercise price was adjusted from $0.15 to $0.08 per share.

Financing – August 2012

Series C 9% Convertible Preferred Stock and Warrants

On August 8, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series C 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on August 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 18,750,000 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $725,000 from this transaction, which will be reflected in the financial statements for the fiscal quarter ending October 31, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

Subject to certain ownership limitations, the Series C convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.08 per share, and will accrue a 9% dividend until August 10, 2015 and, beginning on August 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to August 10, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning August 10, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series C convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series C convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.08 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificate of designation authorizing the Series C convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

With very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction.

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. We agreed to file the registration statement by September 22 and to use our best efforts to have the registration statement declared effective within 120 days after closing. If these deadlines are not met, we will liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. We filed the initial registration statement on September 12, 2012 and received comments from the SEC on September 24, 2012 which are primarily related to instructions to incorporate financial statements and executive compensation information for the fiscal year ended July 31, 2012 in the registration statement. We expect to file an amended registration statement in response to the SEC’s comments shortly after the filing of this annual report on Form 10-K.

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010, and the warrants issued in connection with the January 2011, July 2011, February 2012 and August 2012 registered direct offerings and option thereunder, although some of the warrants include a cashless exercise feature.

•	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

•	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

•	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

•	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

•	In connection with the securities purchase agreement dated January 24, 2011 and option thereunder, we sold an aggregate of 16,056,000 shares of our common stock and issued warrants exercisable for up to 16,056,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated July 7, 2011 and option thereunder, we sold an aggregate of 2,575 shares of our Series A 9% Convertible Preferred Stock and issued warrants exercisable for up to 17,166,666 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 31, 2012, we sold an aggregate of 2,000 shares of our Series B 9% Convertible Preferred Stock and issued warrants exercisable for up to 13,333,333 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

As of October 12, 2012, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At October 12, 2012, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, July 2011, February 2012 and August 2012 registered direct offerings were as follows:

	Aggregate No. of		Exercise
Date Issued	Shares Unexercised		Price	Expiration Date
June 15, 2009	8,844,926		0.76	December 15, 2014

August 6, 2009	3,572,971		0.79	February 4, 2015

September 14, 2009	6,022,651		1.00	March 15, 2015

April 8, 2010	50,000		0.4726	February 9, 2015

April 21, 2010	50,000		0.4258	February 9, 2015

April 30, 2010	50,000		0.415	February 9, 2015

May 14, 2010	50,000		0.3496	February 9, 2015

May 28, 2010	50,000		0.351	February 9, 2015

June 11, 2010	50,000		0.3543	February 9, 2015

January 25 – April 8, 2011*	7,499,999	**	0.08	January 25, 2016

July 7, 2011*	6,249,995	**	0.08	July 7, 2016

February 1, 2012*	24,999,999	**	0.08	January 31, 2017

August 10, 2012*	9,375,000		0.08	August 10, 2017

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

**On August 10, 2012, in connection with the issuance of the Series C convertible preferred stock, the exercise price of these warrants was adjusted down to $0.08 (from $0.15), with a corresponding increase in warrants from 4,000,000 to 7,499,999, 3,333,331 to 6,249,995 and 13,333,333 to 24,999,999, respectively warrants.

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15 and currently to $0.08 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February and August 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 12 to the Notes to Consolidated Financial Statements included elsewhere in this annual report on Form 10-K.

As of October 12, 2012, outstanding Series Warrants were as follows:

	Aggregate No. of	Exercise
Date Issued	Shares Unexercised	Price*	Expiration Date
March 31, 2008	54,426,222	$0.08	March 31, 2016

March 31, 2008	10,227,270	$0.08	September 30, 2016

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

**On August 10, 2012, in connection with the issuance of the Series C convertible preferred stock, the exercise price of these warrants was adjusted down to $0.08 (from $0.15), with a corresponding increase in warrants from 29,027,322 to 54,426,222 and 5,454,544 to 10,227,270, respectively warrants.

Cash Flows for the Year Ended July 31, 2012

For the fiscal 2012 year, we used $8,043,979 in cash to fund our operating activities. The use for operating activities included a net loss of $9,490,278. Cash used in operating activities decreased due to a decrease in inventory of $716,392, a decrease related to other current assets of $20,946 and a decrease of $8,470 related to accounts receivable, which were offset by a decrease of $1,218,616 related to accounts payable and accrued expenses and a $105,395 decrease in deferred revenue.

The use of cash related to operating assets and liabilities above was offset by increases related to a non-cash loss of $1,081,440 related to the revaluation of the derivative warrants and additional investment rights, $612,658 related to depreciation and amortization, $732,928 in stock-based compensation, amortization of options and option modifications related to employees, executives and directors, $699,445 in stock-based compensation for services rendered, 485,190 relating to interest which was paid by issuances of common stock and $440,780 related to a loss on the write-off of abandoned patents. These non-cash increase adjustments to reconcile the net loss to net cash used, were offset by a non-cash gain of $2,027,939 related to gains on disposals of properties (including Assets Held for Investment) and equipment.

We had net cash flows from investing activities of $4,777,134 in fiscal 2012, primarily consisting of proceeds from the sale of properties (including Assets Held for Investment) and equipment of $4,953,325, offset by payments for property and equipment of $2,416 and costs incurred for patents of $173,775.

We had net cash flows from financing activities of $746,477 in fiscal 2012. We received net proceeds of $1,975,000 from issuances of convertible preferred stock in our February registered direct offering.  We received $3,561,688 in net proceeds from issuance of long-term debt related to mortgages on our properties, which was offset by monthly mortgage principal payments combined with repayments of mortgages upon the sales of certain of the properties of $4,821,511. We received $1,300 in cash proceeds from exercises of stock options and $30,000 from the exercise of warrants.

Our net working capital deficiency at July 31, 2012 decreased to a deficiency of $8,054,662 from a deficiency of $5,568,217 at July 31, 2011, which was attributed largely to our net cash outflows from our operating activities, offset by our fiscal 2012 investing and financing activities.

Conversion of Outstanding Series A, Series B and Series C 9% Convertible Preferred Stock

As of July 31, 2012, all outstanding shares of our Series A 9% Convertible Preferred Stock were converted into shares of our common stock. As of January 31, 2012, 17,166,666 shares of common stock had been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. The Series A convertible preferred stock earned dividends at the rate of 9% per annum, payable quarterly on September 30, December 31, March 31 and June 30. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of July 31, 2012, 510 of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted and no dividends had been paid through July 31, 2012. Between August 1, 2012 and October 12, 2012, 698 shares of our Series B 9% Convertible Preferred Stock were converted. A total of 15,102,500 shares of common stock have been issued upon the conversion of 1,208 shares of Series B convertible preferred stock and we have issued 4,542,887 additional shares of common stock on such conversions of the Series B convertible preferred as “make whole payments” on the conversions.

As of October 12, 2012, none of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted and no dividends have been paid through this date.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our consolidated financial statements for the year ended July 31, 2012, nor has sanofi-aventis terminated the agreement.

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

Contractual Obligations

The following table of contractual obligations as of July 31, 2012 includes interest obligations.

	Payments Due by Period
					More
		Less than 1			than
	Total	Year	1-3 years	3-5 years	5 years
Contractual Obligations
Long-Term Debt Obligations	$1,779,124	$1,308,579	$490,545	$-	$-
Convertible Debt Obligations	-	-	-	-	-
Capital Lease Obligations	-	-	-	-	-
Operating Lease Obligations	335,315	124,225	211,090	-	-
Purchase Obligations *	1,272,433	1,046,441	226,002	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-	-

Total	$3,406,882	$2,479,245	$927,637	$-	$-

*	Although there are no minimum purchase requirements for any of the remaining contract years under Generex’s supply agreement with sanofi-aventis entered into on December 7, 2009, Generex has not fully satisfied the minimum purchase requirements for the contract years ended December 31, 2010 and 2011. To the extent that Generex has any continuing long-term obligations to purchase insulin under this agreement, such obligations are not included in the table above because the quantities and prices relating to Generex’s obligations are subject to confidential treatment.

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

During the period from September 2006 through February 2010, Generex made payments in excess of $700,000 to an Ecuadorian corporation, MediExpress S.A., at the direction of Ms. Perri.  Generex also paid approximately $385,000 to the principal of MediExpress during the period from August 2004 to December 2010 at the direction of Ms. Perri.  We are aware that Ms. Perri had other business relationships with Medi-Express’ principal, and we have not been able to determine what business purpose of Generex was served by these payments

The Special Committee of independent members of the Board of Directors retained outside counsel to investigate the foregoing payments. Based on the foregoing payments and other actions of Ms. Perri discovered following her termination, Generex has filed a counterclaim to litigation commenced by Ms. Perri against Generex. See the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Legal Proceedings” and the subheading “Dispute with Former Officer” in this Annual Report.

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

In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance was effective for our interim period ended April 30, 2012. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance will be effective for our annual fiscal period ended July 31, 2013 and subsequent interim periods. We do not expect the adoption of this new accounting guidance to have a material impact on our consolidated financial statements.

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

As of July 31, 2012, we had fixed rate debt totaling $1,664,161. This amount consists of the following:

Interest Rate
Loan Amount	per Annum
$482,700	6.75%
1,181,461	10.00%
$1,664,161	Total

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

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of July 31, 2012, there were 55,148,530 warrants outstanding subject to price protection provisions with an estimated fair value of $4,081,627 or $0.074 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 8.          Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	44

Consolidated Balance Sheets July 31, 2012 and 2011	45

Consolidated Statements of Operations For the Years Ended July 31, 2012, 2011 and 2010 and Cumulative From November 2, 1995 (Date of Inception) to July 31, 2012	46

Consolidated Statements of Changes in Stockholders’ (Deficiency)/Equity For the Period November 2, 1995 (Date of Inception) to July 31, 2012	47

Consolidated Statements of Cash Flows For the Years Ended July 31, 2012, 2011 and 2010 and Cumulative From November 2, 1995 (Date of Inception) to July 31, 2012	64

Notes to Consolidated Financial Statements	65

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Generex Biotechnology Corporation

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) (the “Company”) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows for each of the years in the three year period ended July 31, 2012, and for the period November 2, 1995 (date of inception) to July 31, 2012. Our audits also included the financial statement schedule listed in the index under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation as of July 31, 2012 and 2011 and the results of its operations and its cash flows for each of the years in the three year period ended July 31, 2012, and for the period November 2, 1995 (date of inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s experience of negative cash flows from operations since inception and its dependency upon future financing, which is uncertain due to the limitations imposed by previous financings on future financings, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated October 15, 2012 expressed an adverse opinion thereon.

MSCM LLP

Toronto, Canada

October 15, 2012

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	July 31, 2012	July 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$246,309	$2,798,797
Accounts receivable	—	8,690
Inventory (Note 6)	—	717,442
Other current assets	200,552	225,052
Total Current Assets	446,861	3,749,981

Property and Equipment, Net (Note 3)	704,678	1,271,867
Assets Held for Investment, Net (Note 3)	858,377	3,634,929
Patents, Net (Note 4)	2,634,458	3,349,588

TOTAL ASSETS	$4,644,374	$12,006,365

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 7)	$7,015,652	$7,738,179
Deferred revenue	263,125	369,748
Current maturities of long-term debt (Note 10)	1,222,746	1,210,271
Total Current Liabilities	8,501,523	9,318,198

Long-Term Debt, Net (Note 10)	441,415	1,869,795

Derivative Warrant Liability (Note 12)	4,081,627	8,745,508

Derivative Additional Investment Rights Liability (Note 12)	—	515,000

Total Liabilities	13,024,565	20,448,501

Commitments and Contingencies (Note 8)

Stockholders’ Deficiency (Notes 11 and 13):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares at July 31, 2012 and 2011, respectively ; -0- and 1,287 shares issued and outstanding at July 31, 2012 and 2011, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 and -0- shares at July 31, 2012 and 2011, respectively ; 1,490 and -0- shares issued and outstanding at July 31, 2012 and 2011, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at July 31, 2012 and 2011, respectively; 354,161,297 and 308,519,768 shares issued and outstanding at July 31, 2012 and 2011, respectively	354,161	308,520
Additional paid-in capital	348,099,813	338,124,525
Deficit accumulated during the development stage	(357,611,780)	(347,744,756)
Accumulated other comprehensive income	777,615	869,575
Total Stockholders’ Deficiency	(8,380,191)	(8,442,136)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,644,374	$12,006,365

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
	For the Years Ended July 31,			(Date of Inception)
	2012	2011	2010	to July 31, 2012

Revenues, net	$28,651	$291,628	$1,172,611	$5,110,784

Cost of Goods Sold	11,109	155,619	812,266	1,620,375

Gross profit	17,542	136,009	360,345	3,490,409

Operating Expenses:
Research and development	4,987,236	10,250,397	13,361,156	131,975,964
Research and development - related party	—	—	—	220,218
Selling and marketing	165,175	1,025,774	3,709,767	9,333,214
General and administrative	4,889,179	13,392,920	12,719,239	147,802,156
General and administrative - related party	—	—	—	314,328
Total Operating Expenses	10,041,590	24,669,091	29,790,162	289,645,880

Operating Loss	(10,024,048)	(24,533,082)	(29,429,817)	(286,155,471)

Other Income (Expense):
Miscellaneous income (expense)	—	489,292	750	686,303
Income from assets held for investment, net (Note 3)	2,206,216	349,458	206,575	4,334,257
Interest income	1,519	6,455	27,045	7,781,893
Interest expense	(592,525)	(208,906)	(210,083)	(69,008,682)
Change in fair value of derivative liabilities (Note 12)	(1,081,440)	2,220,916	4,125,590	(715,977	)(1)
Loss on extinguishment of debt	—	—	—	(14,134,068)

Net Loss Before Undernoted	(9,490,278)	(21,675,867)	(25,279,940)	(357,211,745)

Minority Interest Share of Loss	—	—	—	3,038,185

Net Loss	(9,490,278)	(21,675,867)	(25,279,940)	(354,173,560)

Preferred Stock Dividend	376,746	766,417	—	3,438,220

Net Loss Available to Common Stockholders	$(9,867,024)	$(22,442,284)	$(25,279,940)	$(357,611,780)

Basic and Diluted Net Loss Per Common Share (Note 16)	$(.03)	$(.08)	$(.10)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 16)	332,333,583	284,818,486	144,409,840

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2012" column. See Note 12 - Derivative Liabilities.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2005	1,000	$1	41,933,898	$41,935	-	$-	$126,044,326	$-	$(120,528,108)	$568,849	$6,127,003
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of $504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of $286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of $457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of $211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of $150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of $457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, 2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of $307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of $300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of $500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of $113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of $297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945
Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of $100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000, October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of $42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of $230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of $1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of $4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing, $3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of $82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of $617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing, $4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000, January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of $850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation, December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of $950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of $1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of $2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of $500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of $200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of $384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of $307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of $423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of $923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$1	107,398,360	$107,397	-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2006	1,000	$1	107,398,360	$107,397	-	$-	$243,097,627	$-	$(188,495,312)	$754,081	$55,463,794
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug 2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization payments due , Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct 2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct 2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov 2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan 2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb 2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007, $1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar 2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893
Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr 2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr 2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May 2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May 2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun 2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun 2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul 2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul 2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul 2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	$-	109,616,518	$109,616.00	-	$-	$247,079,439.00	$-	$(212,000,270.00)	$881,807.00	$36,070,592.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2007	-	$-	109,616,518	$109,616	-	$-	$247,079,439	$-	$(212,000,270)	$881,807	$36,070,592
Issuance of common stock in exchange for the services rendered August 2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation August 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation – officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation August 2007, $1.51 (Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation August 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered September 2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered September 2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered September 2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation September 2007, $1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation October 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered October 2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered October 2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation October 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered November 2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation November 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November 2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered November 2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered December 2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered December 2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, December 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation – officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered December 2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation December 2007, $1.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered January 2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered January 2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered January 2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation October 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered February 2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910
Issuance of common stock in exchange for the services rendered February 2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, February 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation February 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered March 2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation – officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered March 2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation March 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered March 2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered March 2008, $3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation March 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, March 2008, $1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, March 2008, $1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock March 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs March 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, March 2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, April 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered April 2008, $1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, April 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered April 2008, $1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation April 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008, $1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008, $0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered June 2008, $0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation June 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered July 2008, $0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered July 2008, $0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation July 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2008	-	$-	111,992,603	$111,992	-	$-	$269,849,581	$-	$(248,229,261)	$914,495	$22,646,807
Issuance of common stock as repayment of monthly amortization payments on convertible notes Aug 2008, $0.65	-	-	2,891,182	2,891	-	-	1,873,775	-	-	-	1,876,666
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Aug 2008, $0.56	-	-	11,690	12	-	-	8,405	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	29,885	-	-	-	29,885
Exercise of stock options for cash Aug 2008, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock as repayment of monthly amortization payments on convertible notes Sept 2008, $0.52	-	-	3,597,214	3,597	-	-	1,873,069	-	-	-	1,876,666
Issuance of common stock in exchange for the services rendered Sept. 2008, $0.58	-	-	50,000	50	-	-	28,950	-	-	-	29,000
Issuance of common stock in exchange for the services rendered Sept. 2008, $0.53	-	-	4,000	4	-	-	2,116	-	-	-	2,120
Issuance of common stock as employee compensation Sept 2008, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments on convertible notes Oct 2008, $0.29	-	-	2,638,809	2,639	-	-	756,810	-	-	-	759,449
Issuance of common stock as repayment of interest on Convertible Notes, Oct 2008, $0.52	-	-	483,195	483	-	-	251,600	-	-	-	252,083
Issuance of common stock in exchange for the services rendered, Oct 2008, $0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of common stock in exchange for the services rendered, July 2008 $0.38	-	-	37,500	38	-	-	14,213	-	-	-	14,251
Issuance of common stock as employee compensation, Oct 2008, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Nov 2008, $0.29	-	-	2,144,605	2,145	-	-	615,073	-	-	-	617,218
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Nov 2008, $0.35	-	-	24,048	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock in exchange for the services rendered, Nov 2008, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of common stock in exchange for the services rendered, Nov 2008, $0.38	-	-	25,000	25	-	-	9,475	-	-	-	9,500
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.45	-	-	33,335	33	-	-	14,967	-	-	-	15,000
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.47	-	-	4,000	4	-	-	1,876	-	-	-	1,880
Issuance of common stock in exchange for the services rendered, Dec 2008, $0.53	-	-	68,102	68	-	-	29,932	-	-	-	30,000
Issuance of common stock as employee compensation, Dec 2008, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Warrant modification costs, Dec 2008	-	-	-	-	-	-	1,589,988	-	-	-	1,589,988
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Jan 2009, $0.32	-	-	4,556,989	4,557	-	-	1,372,109	-	-	-	1,376,666
Issuance of common stock in exchange for services rendered, Jan 2009, $0.34	-	-	4,000	4	-	-	1,356	-	-	-	1,360
Issuance of common stock in exchange for services rendered, Jan 2009, $0.33	-	-	37,500	38	-	-	12,338	-	-	-	12,376
Issuance of common stock in exchange for services rendered, Jan 2009, $0.33	-	-	18,182	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as employee compensation, Jan 2009, $0.34	-	-	24,755	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Feb 2009, $0.27	-	-	22,059	22	-	-	5,978	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Feb 2009, $0.23	-	-	36,594	37	-	-	8,380	-	-	-	8,417
Stock-based compensation - officers	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Mar 2009, $0.18	-	-	10,713,359	10,713	-	-	1,916,620	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes, Mar 2009, $0.18	-	-	773,743	774	-	-	138,423	-	-	-	139,197
Issuance of common stock in exchange for the services rendered, Feb 2009, $0.27	-	-	4,000	4	-	-	1,076	-	-	-	1,080
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.29	-	-	25,000	25	-	-	7,225	-	-	-	7,250
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.30	-	-	250,000	250	-	-	74,750	-	-	-	75,000
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance fo common stock in exchange for the services rendered, Mar 2009, $0.31	-	-	20,870	21	-	-	5,979	-	-	-	6,000
Issuance of common stock as employee compensation, Mar 2009, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.29	-	-	150,000	150	-	-	43,350	-	-	-	43,500
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Apr 2009, $0.28	-	-	6,783,997	6,784	-	-	1,920,550	-	-	-	1,927,334
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.30	-	-	150,000	150	-	-	44,250	-	-	-	44,400
Issuance of common stock in exchange for the services rendered, Mar 2009, $0.30	-	-	150,000	150	-	-	44,850	-	-	-	45,000
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.30	-	-	4,000	4	-	-	1,196	-	-	-	1,200
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.39	-	-	150,000	150	-	-	58,350	-	-	-	58,500
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.39	-	-	37,500	38	-	-	14,588	-	-	-	14,626
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.33	-	-	18,254	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, Apr 2009, $0.30	-	-	7,424,242	7,424	-	-	2,194,606	-	-	-	2,202,030
Cashless exercise of stock warrants, Apr 2009, $0.50	-	-	341,000	341	-	-	(341)	-	-	-	-
Issuance of common stock as employee compensation, Apr 2009, $0.37	-	-	22,748	23	-	-	8,394	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, May 2009, $0.40	-	-	15,019	15	-	-	5,985	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	5,378	-	-	-	5,378
Issuance of common stock as employee compensation, May 2009, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments on Convertible Notes, May 2009, $0.33	-	-	5,840,404	5,840	-	-	1,921,493	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes, May 2009, $0.33	-	-	341,534	341	-	-	112,365	-	-	-	112,706
Issuance of common stock for cash pursuant to private placement, May 2009, $0.33	-	-	15,151,517	15,152	-	-	4,539,848	-	-	-	4,555,000
Issuance of common stock in exchange for the services rendered, May 2009, $0.38	-	-	4,000	4	-	-	1,516	-	-	-	1,520
Issuance of common stock in exchange for the services rendered, May 2009, $0.37	-	-	25,000	25	-	-	9,225	-	-	-	9,250
Issuance of common stock in exchange for the services rendered, May 2009, $0.38	-	-	435,000	435	-	-	164,865	-	-	-	165,300
Issuance of common stock in exchange for the services rendered, May 2009, $0.37	-	-	39,000	39	-	-	14,391	-	-	-	14,430
Issuance of common stock in exchange for the services rendered, May 2009, $0.42	-	-	150,000	150	-	-	62,850	-	-	-	63,000
Issuance of options in exchange for the services rendered, May 2009, $0.29	-	-	-	-	-	-	11,000	-	-	-	11,000
Issuance of common stock in satisfaction of accounts payable, Jun 2009, $0.36-0.65	-	-	982,382	982	-	-	437,715	-	-	-	438,697
Issuance of common stock for cash pursuant to private placement, Jun 2009, $0.64	-	-	17,200,000	17,200	-	-	10,804,964	-	-	-	10,822,164
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.62	-	-	4,000	4	-	-	2,476	-	-	-	2,480
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.64	-	-	9,353	9	-	-	5,991	-	-	-	6,000
Issuance of common stock as employee compensation, Jun 2009, $0.57	-	-	14,766	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.42	-	-	100,000	100	-	-	35,900	-	-	-	36,000
Issuance of common stock as converstion of Convertible Notes, June 2009, $0.33	-	-	4,914,251	4,914	-	-	1,616,789	-	-	-	1,621,703
Issuance of common stock for cash pursuant to private placement, Jun 2009, $0.33	-	-	230,513	231	-	-	75,839	-	-	-	76,070
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.43	-	-	150,000	150	-	-	64,350	-	-	-	64,500
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.76	-	-	500,000	500	-	-	379,500	-	-	-	380,000
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.58	-	-	260,000	260	-	-	150,540	-	-	-	150,800
Issuance of common stock in exchange for the services rendered, Jun 2009, $0.43	-	-	200,000	200	-	-	85,800	-	-	-	86,000
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.58	-	-	4,000	4	-	-	2,332	-	-	-	2,336
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.56	-	-	150,000	150	-	-	83,985	-	-	-	84,135
Issuance of common stock in exchange for the services rendered, Apr 2009, $0.65	-	-	37,500	37	-	-	24,524	-	-	-	24,561
Issuance of common stock in exchange for the services rendered, Jul 2009, $0.62	-	-	9,717	10	-	-	5,991	-	-	-	6,001
Cashless exercise of stock warrants, Jun 2009, $0.33	-	-	9,567,583	9,568	-	-	(9,568)	-	-	-	-
Issuance of common stock as employee compensation, Jul 2009, $0.66	-	-	12,753	13	-	-	8,404	-	-	-	8,417
Exercise of stock warrants for cash, July 2009, $0.33	-	-	330,817	330	-	-	108,839	-	-	-	109,169
Warrant modification costs, July 2009	-	-	-	-	-	-	1,608,616	-	-	-	1,608,616
Net Loss	-	-	-	-	-	-	-	-	(45,812,228)	-	(45,812,228)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(262,908)	(262,908)
Total comprehensive income (loss)									(45,812,228)	(262,908)	(46,075,136)
Balance at July 31, 2009	-	$-	212,628,814	$212,628	-	$-	$307,401,016	$-	$(294,041,489)	$651,587	$14,223,742

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2009	-	$-	212,628,814	$212,628	-	$-	$307,401,016	$-	$(294,041,489)	$651,587	$14,223,742
Effect of the initial adoption of accounting for down-round provision	-	-	-	-	-	-	(13,844,822)		(5,981,043)		(19,825,865)
Exercise of warrants classified as derivatives	-	-	-	-	-	-	10,020,557	-	-	-	10,020,557
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Aug 2009, $0.6215	-	-	13,543	14	-	-	8,403	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	3,736	-	-	-	3,736
Issuance of common stock for cash pursuant to private placement, Aug 2009, $0.79	-	-	8,558,013	8,558	-	-	5,152,142	-	-	-	5,160,700
Issuance of common stock in exchange for the services rendered Aug 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of common stock in exchange for the services rendered Aug 2009, $0.63	-	-	100,000	100	-	-	63,200	-	-	-	63,300
Issuance of options in exchange for the services rendered May 2009, $0.46	-	-	-	-	-	-	5,653	-	-	-	5,653
Issuance of common stock in satisfaction of accounts payable, Sep 2009, $0.55-0.77	-	-	1,582,640	1,583	-	-	1,053,877	-	-	-	1,055,459
Issuance of common stock in exchange for the services rendered Sep 2009, $0.76	-	-	4,000	4	-	-	3,036	-	-	-	3,040
Issuance of common stock in exchange for the services rendered Sep 2009, $0.7215	-	-	83,335	83	-	-	60,043	-	-	-	60,126
Issuance of common stock as employee compensation Sep 2009, $0.7254	-	-	11,603	12	-	-	8,405	-	-	-	8,417
Issuance of common stock for cash pursuant to private placement, Sep 2009, $0.80	-	-	15,312,500	15,313	-	-	11,224,660	-	-	-	11,239,973
Issuance of common stock in exchange for the services rendered Sep 2009, $0.62	-	-	200,000	200	-	-	124,400	-	-	-	124,600
Issuance of common stock in exchange for the services rendered Sep 2009, $0..76	-	-	200,000	200	-	-	151,800	-	-	-	152,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.68	-	-	250,000	250	-	-	169,750	-	-	-	170,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.695	-	-	4,000	4	-	-	2,776	-	-	-	2,780
Issuance of common stock in exchange for the services rendered Oct 2009, $0.65	-	-	15,000	15	-	-	9,735	-	-	-	9,750
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	37,500	38	-	-	19,650	-	-	-	19,688
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	4,466,239	4,467	-	-	(4,466)	-	-	-	1
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	60,000	60	-	-	31,440	-	-	-	31,500
Issuance of common stock as employee compensation Oct 2009, $0.60	-	-	14,028	14	-	-	8,403	-	-	-	8,417
Exercise of stock warrants for cash, Sep 2009, $0.33	-	-	4,599,817	4,600	-	-	1,513,340	-	-	-	1,517,940
Option modification costs, Oct 2009	-	-	-	-	-	-	875,773	-	-	-	875,773
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Nov 2009, $0.50	-	-	16,833	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2009, $0.61	-	-	39,144	39	-	-	23,961	-	-	-	24,000
Issuance of common stock in exchange for the services rendered Nov 2009, $0.51	-	-	4,000	4	-	-	2,036	-	-	-	2,040
Issuance of common stock in exchange for the services rendered Nov 2009, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.50	-	-	10,000	10	-	-	5,040	-	-	-	5,050
Issuance of common stock in exchange for the services rendered Dec 2009, $0.56	-	-	39,000	39	-	-	21,957	-	-	-	21,996
Issuance of common stock in satisfaction of accounts payable, Dec 2009, $0.48-0.67	-	-	1,713,030	1,713	-	-	934,666	-	-	-	936,379
Issuance of common stock in exchange for the services rendered Dec 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of warrants in exchange for the services rendered Dec 2009, $0.51	-	-	-	-	-	-	505,000	-	-	-	505,000
Issuance of options in exchange for the services rendered Dec 2009, $0.46	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2009, $0.57	-	-	10,565	11	-	-	5,989	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.53	-	-	60,000	60	-	-	31,740	-	-	-	31,800
Issuance of common stock as employee compensation Dec 2009, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jan 2010, $0.67	-	-	4,000	4	-	-	2,676	-	-	-	2,680
Issuance of common stock in exchange for the services rendered Jan 2010, $0.59	-	-	5,000	5	-	-	2,945	-	-	-	2,950
Issuance of common stock in exchange for the services rendered Jan 2010, $0.62	-	-	9,615	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	37,500	38	-	-	23,588	-	-	-	23,626
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	779,220	779	-	-	(779)	-	-	-	-
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	60,000	60	-	-	37,740	-	-	-	37,800
Issuance of common stock as employee compensation Jan 2010, $0.64	-	-	13,221	13	-	-	8,403	-	-	-	8,416
Stock-based compensation - stock options	-	-	-	-	-	-	499,469	-	-	-	499,469
Issuance of common stock as employee compensation Feb 2010, $0.60	-	-	14,044	14	-	-	8,403	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2010, $0.60	-	-	9,921	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2010, $0.59	-	-	4,000	4	-	-	2,340	-	-	-	2,344
Issuance of warrants in exchange for the services rendered Mar 2010, $1.25	-	-	-	-	-	-	86,000	-	-	-	86,000
Issuance of common stock in exchange for the services rendered Feb, $0.625	-	-	60,000	60	-	-	37,440	-	-	-	37,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	10,000	10	-	-	6,430	-	-	-	6,440
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	483,871	484	-	-	299,516	-	-	-	300,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	300,000	300	-	-	187,200	-	-	-	187,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.53	-	-	200,000	200	-	-	106,360	-	-	-	106,560
Issuance of common stock in satisfaction of accounts payable, Mar 2010, $0.45-0.65	-	-	1,198,808	1,199	-	-	693,896	-	-	-	695,095
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	4,000	4	-	-	2,556	-	-	-	2,560
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2010, $0.60	-	-	9,977	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.54	-	-	60,000	60	-	-	32,262	-	-	-	32,322
Issuance of common stock as employee compensation Mar 2010, $0.56	-	-	14,912	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2010, $0.49	-	-	4,000	4	-	-	1,956	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Apr 2010, $0.53	-	-	5,000	5	-	-	2,663	-	-	-	2,668
Issuance of common stock in exchange for the services rendered Apr 2010, $0.47	-	-	12,637	13	-	-	5,987	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.47	-	-	2,000,000	2,000	-	-	870,373	-	-	-	872,373
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.4258	-	-	2,000,000	2,000	-	-	813,036	-	-	-	815,036
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.42	-	-	2,000,000	2,000	-	-	792,300	-	-	-	794,300
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	37,500	38	-	-	16,838	-	-	-	16,876
Cashless exercise of stock warrants, Apr 2010, $0.33	-	-	2,390,167	2,390	-	-	(2,390)	-	-	-	0
Exercise of stock warrants for cash, Apr 2010, $0.33	-	-	170,068	170	-	-	55,952	-	-	-	56,122
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	5,000	5	-	-	2,245	-	-	-	2,250
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock as employee compensation Apr 2010, $0.46	-	-	18,270	18	-	-	8,399	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	272,206	-	-	-	272,206
Issuance of common stock as employee compensation May 2010, $0.38	-	-	22,211	22	-	-	8,394	-	-	-	8,416
Issuance of common stock in exchange for the services rendered May 2010, $0.38	-	-	15,752	16	-	-	5,984	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2010, $0.33	-	-	4,000	4	-	-	1,296	-	-	-	1,300
Issuance of common stock in exchange for the services rendered May, $0.39	-	-	60,000	60	-	-	23,460	-	-	-	23,520
Issuance of common stock in exchange for the services rendered May 2010, $0.39	-	-	5,000	5	-	-	1,955	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Jul 2010, $0.33	-	-	54,545	55	-	-	17,945	-	-	-	18,000
Issuance of common stock in satisfaction of accounts payable, Jun 2010, $0.33-0.37	-	-	936,895	937	-	-	324,725	-	-	-	325,662
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of options in exchange for the services rendered Jul 2010, $0.38	-	-	-	-	-	-	28,600	-	-	-	28,600
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	15,385	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	60,000	60	-	-	19,284	-	-	-	19,344
Issuance of common stock as employee compensation Jun 2010, $0.33	-	-	25,209	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	4,000	4	-	-	1,376	-	-	-	1,380
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	5,000	5	-	-	1,607	-	-	-	1,612
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	150,000	150	-	-	52,950	-	-	-	53,100
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	18,912	19	-	-	5,981	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	666,732	-	-	-	668,732
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	669,420	-	-	-	671,420
Issuance of common stock for cash pursuant to private placement, Jun 2010, $0.35	-	-	2,000,000	2,000	-	-	675,756	-	-	-	677,756
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	37,500	38	-	-	14,963	-	-	-	15,001
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	60,000	60	-	-	23,940	-	-	-	24,000
Issuance of common stock as employee compensation July 2010, $0.35	-	-	23,841	24	-	-	8,393	-	-	-	8,417
Net Loss	-	-	-	-	-	-			(25,279,940)		(25,279,940)
Other comprehensive income (loss)											-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	132,596	132,596
Total comprehensive income (loss)									(25,279,940)	132,596	(25,147,344)
Balance at July 31, 2010	-	$-	269,599,615	$269,600	-	$-	$333,219,309	$-	$(325,302,472)	$784,183	$8,970,620

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
								Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2010	-	$-	269,599,615	$269,600	-	$-	$333,219,309	$-	$(325,302,472)	$784,183	$8,970,620
Stock-based compensation - stock options	-	-			-	-	47,672	-	-	-	47,672
Issuance of common stock as employee compensation Aug 2010, $0.43	-	-	19,701	20	-	-	8,397	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2010, $0.40	-	-	14,881	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Aug 2010, $0.36	-	-	4,000	4	-	-	1,436	-	-	-	1,440
Issuance of common stock in exchange for the services rendered Aug, $0.38	-	-	60,000	60	-	-	22,740	-	-	-	22,800
Cashless exercise of stock warrants, Sep 2010, $0.001	-	-	998,118	998	-	-	(998)	-	-	-	-
Issuance of common stock in satisfaction of accounts payable, Sep 2010, $0.36-0.49	-	-	532,389	532	-	-	221,889	-	-	-	222,421
Issuance of common stock in exchange for the services rendered Sep 2010, $0.41	-	-	4,000	4	-	-	1,629	-	-	-	1,633
Issuance of options in exchange for the services rendered Sep 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Sep 2010, $0.45	-	-	13,239	13	-	-	5,987	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Sep 2010, $0.49	-	-	60,000	60	-	-	29,340	-	-	-	29,400
Issuance of common stock as employee compensation Sep 2010, $0.50	-	-	16,876	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	73,000	73	-	-	32,777	-	-	-	32,850
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	150,000	150	-	-	67,350	-	-	-	67,500
Issuance of common stock in exchange for the services rendered Oct 2010, $0.40	-	-	15,024	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	300,000	300	-	-	134,700	-	-	-	135,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	2,500,000	2,500	-	-	1,122,500	-	-	-	1,125,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.34	-	-	150,000	150	-	-	51,450	-	-	-	51,600
Issuance of common stock as employee compensation Oct 2010, $0.36	-	-	23,651	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	43,037	-	-	-	43,037
Issuance of common stock as employee compensation Nov 2010, $0.31	-	-	27,340	27	-	-	8,389	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Nov 2010, $0.31	-	-	19,119	19	-	-	5,981	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	4,000	4	-	-	1,228	-	-	-	1,232
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	150,000	150	-	-	45,600	-	-	-	45,750
Exercise of stock options for cash, Jan 2011, $0.001	-	-	576,752	577	-	-	0	-	-	-	577
Issuance of common stock in satisfaction of accounts payable, Dec 2010, $0.29-0.33	-	-	2,520,253	2,520	-	-	783,278	-	-	-	785,798
Issuance of common stock in exchange for the services rendered Dec 2010, $0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of options in exchange for the services rendered Dec 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2010, $0.30	-	-	19,950	20	-	-	5,980	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.29	-	-	150,000	150	-	-	43,200	-	-	-	43,350
Issuance of common stock as employee compensation Dec 2010, $0.29	-	-	28,786	29	-	-	8,388	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock for cash pursuant to private placement, Jan 2011, $0.25	-	-	12,720,000	12,720	-	-	332,280	-	-	-	345,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.31	-	-	150,000	150	-	-	46,350	-	-	-	46,500
Issuance of common stock in exchange for the services rendered Jan 2011, $0.28	-	-	21,189	21	-	-	5,979	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2011, $0.25	-	-	150,000	150	-	-	37,350	-	-	-	37,500
Issuance of common stock as employee compensation Jan 2011, $0.28	-	-	30,588	31	-	-	8,386	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation Feb 2011, $0.23	-	-	36,123	36	-	-	8,381	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2011, $0.23	-	-	25,647	26	-	-	5,974	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2011, $0.24	-	-	4,000	4	-	-	956	-	-	-	960
Issuance of common stock in exchange for the services rendered Mar 2011, $0.21	-	-	300,000	300	-	-	62,700	-	-	-	63,000
Issuance of options in exchange for the services rendered Mar 2011, $0.282	-	-	-	-	-	-	692,010	-	-	-	692,010
Issuance of options in exchange for the services rendered Mar 2011, $0.64	-	-	-	-	-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2011, $0.24	-	-	25,479	25	-	-	5,975	-	-	-	6,000
Issuance of common stock as employee compensation Mar 2011, $0.25	-	-	33,285	33	-	-	8,383	-	-	-	8,416
Issuance of common stock for cash pursuant to private placement, Mar 2011, $0.25	-	-	4,056,000	4,056	-	-	174,408	-	-	-	178,464
Issuance of common stock in exchange for the services rendered Apr 2011, $0.23	-	-	26,557	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Apr 2011, $0.22	-	-	150,000	150	-	-	33,450	-	-	-	33,600
Issuance of common stock as employee compensation Apr 2011, $0.22	-	-	38,130	38	-	-	8,378	-	-	-	8,416
Stock-based compensation - stock options	-	-	-	-	-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation May 2011, $0.21	-	-	39,618	40	-	-	8,377	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2011, $0.23	-	-	155,556	156	-	-	34,845	-	-	-	35,001
Issuance of common stock in exchange for the services rendered May 2011, $0.22	-	-	27,059	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2011, $0.21	-	-	150,000	150	-	-	32,100	-	-	-	32,250
Issuance of common stock in exchange for the services rendered June 2011, $0.15	-	-	150,000	150	-	-	21,750	-	-	-	21,900
Issuance of options in exchange for the services rendered Jun 2011, $0.64	-	-			-	-	21,725	-	-	-	21,725
Issuance of common stock in exchange for the services rendered Jun 2011, $0.18	-	-	33,569	34	-	-	5,966	-	-	-	6,000
Issuance of common stock as employee compensation Jun 2011, $0.17	-	-	50,050	50	-	-	8,367	-	-	-	8,417
Issuance of common stock in satisfaction of accounts payable, Jun 2011, $0.19-0.23	-	-	499,313	499	-	-	102,148	-	-	-	102,647
Preferred Stock, July 2011 (see Note 11)	2,575	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with conversion of $1,288,000 of $2,575,000 Preferred Stock, July 2011	(1,288)	-	8,586,665	8,587	-	-	(8,587)	-	-	-	(0)
Issuance of common stock in connection with preferred stock make whole payments, July 2011	-	-	2,323,083	2,323	-	-	345,437	-	-	-	347,760
Preferred Stock Dividend, July 2011 (see Note 11)	-	-	-	-	-	-	-	-	(766,417)	-	(766,417)
Issuance of common stock in exchange for the services rendered July 2011, $0.14	-	-	41,827	42	-	-	5,958	-	-	-	6,000
Issuance of common stock in exchange for the services rendered July 2011, $0.13	-	-	150,000	150	-	-	19,350	-	-	-	19,500
Issuance of common stock in exchange for the services rendered July 2011, $0.15	-	-	440,000	440	-	-	(440)	-	-	-	-
Issuance of common stock as employee compensation July 2011, $0.13	-	-	63,336	63	-	-	8,353	-	-	-	8,416
Net Loss	-	-	-	-	-	-	-	-	(21,675,867)	-	(21,675,867)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	85,392	85,392
Total comprehensive income (loss)									(21,675,867)	85,392	(21,590,475)
Balance at July 31, 2011	1,287	$-	308,519,768	$308,520	-	$-	$338,124,525	$-	$(347,744,756)	$869,575	$(8,442,136)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY

FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2012

									Deficit
								Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2011	1,287	$-	308,519,768	$308,520	-	$-	$338,124,525	$-	$(347,744,756)	$869,575	$(8,442,136)
Stock-based compensation - stock options	-	-	-		-	-	602,384	-	-	-	602,384
Issuance of common stock as employee compensation Aug 2011, $0.10	-	-	80,535	81	-	-	8,336	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Aug 2011, $0..11	-	-	55,081	55	-	-	5,945	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Aug 2011, $0.10	-	-	150,000	150	-	-	14,550	-	-	-	14,700
Issuance of common stock in exchange for the services rendered Sep 2011, $0.09	-	-	150,000	150	-	-	13,545	-	-	-	13,695
Issuance of common stock as employee compensation Sep 2011, $0.097	-	-	34,701	35	-	-	3,332	-	-	-	3,367
Issuance of common stock in connection with conversion of $787,000 of $2,575,000 Preferred Stock, Sep 2011	(787)		5,246,669	5,247	-	-	(5,247)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments, Sep 2011	-	-	2,230,058	2,230	-	-	210,260	-	-	-	212,490
Issuance of common stock in exchange for the services rendered Oct 2011, $0.09	-	-	150,000	150	-	-	13,650	-	-	-	13,800
Issuance of common stock in exchange for the services rendered Nov 2011, $0.087	-	-	150,000	150	-	-	12,900	-	-	-	13,050
Issuance of common stock in exchange for the services rendered Dec 2011, $0.095	-	-	105,263	105	-	-	9,895	-	-	-	10,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.173	-	-	300,000	300	-	-	51,600	-	-	-	51,900
Issuance of common stock in exchange for the services rendered Jan 2012, $0.15	-	-	1,333,333	1,333	-	-	198,667	-	-	-	200,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.15	-	-	133,333	133	-	-	19,867	-	-	-	20,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.087	-	-	574,713	575	-	-	49,425	-	-	-	50,000
Issuance of common stock in connection with conversion of $500,000 of $2,575,000 Preferred Stock, Dec 2011	(500)		3,333,333	3,333	-	-	(3,333)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments, Dec 2011	-	-	1,576,525	1,577	-	-	133,423	-	-	-	135,000
Exercise of stock warrants for cash, Jan 2012, $0.15	-	-	200,000	200	-	-	29,800	-	-	-	30,000
Cashless exercise of stock warrants, Jan 2012	-	-	9,781,838	9,782	-	-	3,800,029	-	-	-	3,809,811
Exercise of additional investment rights, Jan 2012 (see Note 12)	-	-	-	-	-	-	841,333	-	-	-	841,333
Preferred Stock, February 2012 (see Note 11)	2,000	-	-	-	-	-	-	-	-	-	-
Preferred Stock Dividend, February 2012 (see Note 11)	-	-	-	-	-	-	-	-	(376,746)	-	(376,746)
Issuance of common stock in exchange for the services rendered Feb 2012, $0.152	-	-	150,000	150	-	-	22,650	-	-	-	22,800
Issuance of common stock as employee compensation Apr 2012, $0.15	-	-	379,390	379	-	-	56,321	-	-	-	56,700
Issuance of common stock in exchange for the services rendered Apr 2012, $0.10	-	-	300,000	300	-	-	30,300	-	-	-	30,600
Issuance of common stock in exchange for the services rendered Feb 2012, $0.15	-	-	1,066,667	1,067	-	-	158,933	-	-	-	160,000
Cashless exercise of stock warrants, Feb 2012	-	-	10,677,593	10,678	-	-	3,410,245	-	-	-	3,420,923
Issuance of common stock in exchange for the services rendered May 2012, $0.10	-	-	150,000	150	-	-	14,850	-	-	-	15,000
Issuance of common stock in exchange for the services rendered July 2012, $0.15	-	-	333,332	333	-	-	49,667	-	-	-	50,000
Issuance of common stock as employee compensation June 2012, $0.15	-	-	266,667	267	-	-	39,733	-	-	-	40,000
Issuance of common stock as employee compensation June 2012, $0.10	-	-	220,060	220	-	-	21,840	-	-	-	22,060
Exercise of stock options for cash, July 2012, $0.001	-	-	1,299,994	1,300	-	-	0	-	-	-	1,300
Issuance of common stock in exchange for the services rendered July 2012, $0.093	-	-	300,000	300	-	-	27,600	-	-	-	27,900
Issuance of common stock in connection with conversion of $510,000 of $2,000,000 Preferred Stock, June 2012	-	-	3,400,001	3,400	-	-	(3,400)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments, June 2012	(510)	-	1,512,443	1,512	-	-	136,188	-	-	-	137,700
Net Loss	-	-	-	-	-	-	-	-	(9,490,278)	-	(9,490,278)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(91,960)	(91,960)
Total comprehensive income (loss)									(9,490,278)	(91,960)	(9,582,238)
Balance at July 31, 2012	1,490	$-	354,161,297	$354,161	-	$-	$348,099,813	$-	$(357,611,780)	$777,615	$(8,380,191)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
	For the Twelve Months			November 2, 1995
	Ended July 31,			(Date of Inception)
	2012	2011	2010	to July 31, 2012
Cash Flows From Operating Activities:
Net loss	$(9,490,278)	$(21,675,867)	$(25,279,940)	$(354,173,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	612,658	742,961	780,250	9,908,540
Minority interest share of loss	—	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	—	391,103
Write-off of deferred offering costs	—	—	—	3,406,196
Write-off of abandoned patents	440,780	—	—	1,353,976
(Gain)/loss on disposal of property and equipment	(2,027,939)	35,878	—	(1,991,150)
Loss on extinguishment of debt	—	—	—	14,134,069
Common stock issued as employee compensation	130,544	100,999	101,002	4,011,938
Amortization of options and option modifications as stock compensation	602,384	936,465	1,765,381	3,411,226
Common stock issued for services rendered	699,445	1,990,005	1,755,200	14,507,279
Amortization of prepaid services in conjunction with common stock issuance	—	—	—	138,375
Non-cash compensation expense	—	—	—	45,390
Stock options and warrants issued for services rendered	—	—	591,000	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	—	21,437,909
Preferred stock issued for services rendered	—	—	—	100
Treasury stock redeemed for non-performance of services	—	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	—	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	485,190	—	—	1,242,704
Interest on short-term advance	—	—	—	22,190
Founders’ shares transferred for services rendered	—	—	—	353,506
Fees in connection with refinancing of debt	—	—	—	113,274
Warrant repricing costs	—	—	—	3,198,604
Change in fair value of derivative liabilities	1,081,440	(2,220,916)	(4,125,590)	715,977 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	8,470	62,200	(12,482)	(15,047)
Miscellaneous receivables	—	—	—	43,812
Inventory	716,392	1,197,768	(618,401)	(20,091)
Other current assets	20,946	116,171	601,115	(182,948)
Accounts payable and accrued expenses	(1,218,616)	1,811,120	1,878,296	15,023,940
Deferred revenue	(105,395)	(28,152)	252,042	257,332
Other, net	—	—	—	110,317
Net Cash Used in Operating Activities	(8,043,979)	(16,931,368)	(22,312,127)	(216,599,398)

Cash Flows From Investing Activities:
Purchase of property and equipment	(2,416)	(52,383)	(159,708)	(4,809,439)
Proceeds from sale of property and equipment	4,953,325	—	—	4,953,325
Costs incurred for patents	(173,775)	(234,984)	(228,777)	(2,840,046)
Change in restricted cash	—	—	—	512,539
Proceeds from maturity of short term investments	—	—	—	195,242,918
Purchases of short-term investments	—	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	—	82,232
Advances to Antigen Express, Inc.	—	—	—	(32,000)
Increase in officers’ loans receivable	—	—	—	(1,126,157)
Change in deposits	—	—	—	(652,071)
Change in notes receivable - common stock	—	—	—	(91,103)
Change in due from related parties	—	—	—	(2,222,390)
Other, net	—	—	—	89,683
Net Cash Provided By (Used in) Investing Activities	4,777,134	(287,367)	(388,485)	(6,135,427)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	—	325,179
Repayment of short-term advance	—	—	—	(347,369)
Proceeds from issuance of long-term debt	3,561,688	—	—	5,567,297
Repayment of long-term debt	(4,821,511)	(116,632)	(100,030)	(7,062,699)
Repayment of obligations under capital lease	—	(7,818)	(39,950)	(83,002)
Change in due to related parties	—	—	—	154,541
Proceeds from exercise of warrants	30,000	—	1,574,062	45,728,281
Proceeds from exercise of stock options	1,300	577	—	5,003,793
Proceeds from minority interest investment	—	—	—	3,038,185
Proceeds from issuance of preferred stock	1,975,000	2,315,000	—	16,305,000
Redemption of SVR preferred stock	—	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	—	(722,750)
Repayments of convertible debentures	—	—	—	(5,142,424)
Purchase of treasury stock	—	—	—	(483,869)
Proceeds from issuance of common stock, net	—	3,939,000	20,900,289	120,576,242
Purchase and retirement of common stock	—	—	—	(497,522)
Net Cash Provided by Financing Activities	746,477	6,130,127	22,334,371	223,063,713

Effect of Exchange Rates on Cash	(32,120)	6,535	50,063	(82,579)

Net (Decrease) Increase in Cash and Cash Equivalents	(2,552,488)	(11,082,073)	(316,178)	246,309

Cash and Cash Equivalents, Beginning of Period	2,798,797	13,880,870	14,197,048	—

Cash and Cash Equivalents, End of Period	$246,309	$2,798,797	$13,880,870	$246,309

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2012" column. See Note 12 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information - See Note 17

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 - Organization and Business:

Generex Biotechnology Corporation (the Company) and its wholly-owned subsidiary Generex Pharmaceuticals, Inc. are engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously. Oral-lynTM the first product based on this platform technology, is in various stages of regulatory approval in different jurisdictions around the world.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $358 million and a working capital deficiency of approximately $8.1 million at July 31, 2012. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012 and the beginning of fiscal 2013.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on January 31, 2012 and August 8, 2012 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until February 1, 2013 and August 8, 2013, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There are no assurances that such additional funding will be achieved and that it will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

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

Inventory

Inventory consists of raw materials, product components and finished goods. Inventory is stated at the lower of cost or market with cost determined using the first-in first-out (“FIFO”) method. In evaluating whether inventory is stated at the lower of cost or market, management considers such factors as the amount of inventory on hand and in the distribution channel, estimated time required to sell such inventory, remaining shelf life and current and expected market conditions, including levels of competition. As appropriate, a provision is recorded to reduce inventory to its net realizable value. At July 31, 2012, all inventory balances had been written down to zero.

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off. In the fiscal year ended July 31, 2012, the Company recorded a write down of $440,780 on certain patents. There were no write downs or disposals in the fiscal years ended July 31, 2011 and 2010.

Impairment or Disposal of Long-Lived Assets

The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. In the fiscal year ended July 31, 2012, the Company sold, wrote off or disposed of certain long-lived assets with a net book value of $2,945,079. In the fiscal year ended July 31, 2011, the Company recorded a write down of $35,878 on certain equipment. There were no write downs or disposals in the fiscal year ended July 31, 2010.

Derivative Warrant Liability

The Company’s derivative warrant instruments are measured at fair value using the binomial valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations under the caption “Change in fair value of derivative warrant liability.” See Note 12 – Derivative Liabilities.

Revenue Recognition and Deferred Revenue

Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with FASB ASC Topic 605, recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be consigned inventory until the revenue is recognized. Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred. At July 31, 2012, we have $263,125 of deferred revenue for which a provision for returns cannot be reasonably estimated and thus the balance is included in Deferred Revenue on our consolidated balance sheets. The corresponding cost of sales has been previously written off and is not included in inventory as of July 31, 2012 as the timing of the recognition of the revenue cannot be reasonably estimated.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. The Company received grant revenue of $488,959 in the fiscal year ended July 31, 2011 and recognized the full amount of the grant in fiscal 2011, as the Company had already incurred all of the qualifying expenses and the amount was fully received. There was no grant revenue in fiscal 2012. See Note 15 - Qualifying Therapeutic Discovery Project Program.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2012 and 2011, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

The Company adopted the FASB guidance concerning accounting for uncertainty in income taxes, which clarifies the accounting and disclosure for uncertainty in tax positions, as of August 1, 2007. The guidance requires that the Company determine whether it is more likely than not that a tax position will not be sustained upon examination by the appropriate taxing authority. If a tax position does not meet the more likely than not recognition criterion, the guidance requires that the tax position be measured at the largest amount of benefit greater than 50 percent not likely of being sustained upon ultimate settlement. Based on the Company’s evaluation, management has concluded that there are no significant uncertain tax positions requiring recognition in the consolidated financial statements.

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

Fair Value of Financial Instruments

Fair value is defined under FASB ASC Topic 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for an asset or liability in an orderly transaction between participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on the levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value. The levels are as follows:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities
•	Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or corroborated by observable market data for substantially the full term of the assets or liabilities
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities

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

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability and the derivative additional investment rights liability at July 31, 2012 and 2011. See Note 12 – Derivative Liabilities.

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

The Company evaluates its estimates, including those related to bad debts, long lived assets (including patents) impairment valuations, debt obligations, derivatives, convertible preferred shares, long-term contracts, and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance will be effective for the Company’s annual fiscal period ended July 31, 2013 and subsequent interim periods. The Company does not expect the adoption of this new accounting guidance to have a material impact on its consolidated financial statements.

Note 3 - Long-lived Assets:

Property and Equipment

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2012	2011

Land	$140,450	$237,969
Buildings and Improvements	934,668	1,508,288
Furniture and Fixtures	47,794	149,540
Office Equipment	52,395	201,314
Lab Equipment	393,781	4,614,656

Total Property and Equipment	1,569,088	6,711,767

Less: Accumulated Depreciation	864,410	5,439,900

Property and Equipment, Net	$704,678	$1,271,867

Depreciation expense related to property and equipment amounted to $97,967, $172,250 and $238,253 for the years ended July 31, 2012, 2011 and 2010, respectively.

Assets Held for Investment, Net

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2012	2011

Assets Held For Investment	$1,179,276	$5,100,519

Less: Accumulated Depreciation	320,899	1,465,590

Assets Held for Investment, Net	$858,377	$3,634,929

These assets are held as collateral for long term debt (see Note 10). Depreciation expense on assets held for investment amounted to $74,070, $141,686 and $134,251 for the years ended July 31, 2012, 2011 and 2010, respectively.

The Company’s holds these properties for investment purposes and collects rental income as described directly below.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income from Assets Held for Investment, net

In July 2012, the Company sold a property for gross proceeds after real estate commissions of $342,862. This property had a net book value of $107,203, resulting in an accounting gain of $235,659 which is included in income from assets held for investment, net, on the consolidated statement of operations. The net proceeds after commissions and other expenses were used to partially discharge the first and second mortgages on the property and the Company did not receive any of the net proceeds from this property sale.

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

The total accounting gains in this category from property sales in the fiscal year ended July 31, 2012 was $1,957,089 compared to zero in the two previous fiscal years.

The remaining income of $249,127 in this category in the fiscal year ended July 31, 2012, pertains to rental income from properties held for investment, net of carrying and operating expenses. In the fiscal years ended July 31, 2011 and 2010, rental income from properties held for investment, net of operating expenses was $349,458 and $206,575, respectively. Gross income from rental operations was $384,299, $582,974 and $407,809 and rental expenses were $135,172, $233,516 and $201,234, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2012, 2011 and 2010, respectively.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2012	2011

Patents	$5,587,790	$6,487,389

Less: Accumulated Amortization	2,953,332	3,137,801

Patents, Net	$2,634,458	$3,349,588

Weighted Average Life	9.4 years	11.2 years

Amortization expense amounted to $441,087, $430,650 and $407,746 for the years ended July 31, 2012, 2011 and 2010, respectively. Amortization expense is expected to be approximately $346,000 per year for the years ended July 31, 2013 through 2017. During the year ended July 31, 2012, the Company wrote off patents with a net book value of $440,780 as the patents had been abandoned or were no longer being used. The charge was included in research and development expenses on our consolidated statements of operations. During the years ended July 31, 2011 and 2010, the Company did not write off any patents.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $8,040,033, $15,060,207 and $18,127,536 for the years ended July 31, 2012, 2011 and 2010, respectively. Pretax losses arising from foreign operations (Canada) were $1,450,244, $6,615,660 and $7,152,404 for the years ended July 31, 2012, 2011 and 2010, respectively. As of July 31, 2012, the Company has NOL carryforwards in Generex Biotechnology Corporation of $198,111,370, which expire in 2018 through 2032, in Generex Pharmaceuticals Inc. of approximately $40,227,852, which expire in 2013 through 2032, and in Antigen Express, Inc. of approximately $23,570,912, which expire in 2016 through 2032. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended July 31, 2012, 2011 and 2010, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. Additionally, effective for the year ended July 31, 2011, the Company has taken into account a decrease in the Canadian effective tax rate from 36.12% to 25% as of January 2012, which will reduce the future value (prior to valuation allowances) of the NOL carryforwards of the Canadian subsidiary.

Deferred income taxes consist of the following:

	July 31,
	2012	2011
Net operating loss carryforwards	$85,428,939	$85,026,388
Other temporary differences	627,656	5,680
Total Deferred Tax Assets	86,056,595	85,032,068

Valuation Allowance	(85,579,584)	(84,336,137)

Deferred Tax Liabilities
Intangible assets	(378,672)	(623,708)
Other temporary differences	(98,339)	(72,223)
Total Deferred Tax Liabilities	(477,011)	(695,931)

Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010

Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	5.0	3.0	2.0
Non-deductible or non-taxable items	4.0	(4.0)	(6.0)
Change in Canadian NOL carryforwards due to future tax rate changes	0.0	20.0	—
Other temporary differences	13.0	18.0	3.0
Change in valuation allowance	12.0	(3.0)	35.0

Effective tax rate	—%	—%	—%

As of July 31, 2012, the Company had no unrecognized tax benefits, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented. Generally, tax years 2009 to 2012 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2004 to 2012 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Inventory:

Inventory consists of the following:

	July 31,
	2012	2011

Raw materials	$—	$502,195
Finished goods	—	215,247
Total	$—	$717,442

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

At July 31, 2011, the raw materials inventory primarily related to the Company’s Oral-lyn™ product, while the finished goods inventory primarily related to the Company’s over-the-counter confectionary products. As the Company is no longer focusing resources on the sale of the over-the-counter confectionary products, the Company took a write-down of approximately $207,000 in the fiscal year ended July 31, 2012 related to the remaining raw materials and finished goods pertaining to this product line which is included in research and development expenses. The Company took a write-down of approximately $501,000 in the nine months ended fiscal year ended July 31, 2012, pertaining to the remaining raw material inventory related to Oral-lyn™, as such inventory was not expected to be used up in clinical trials prior to its expiration date.

Note 7 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2012	2011

Accounts Payable & Accruals – General and Administrative	$3,556,160	$4,805,091
Accounts Payable & Accruals – Research and Development	2,691,192	2,151,333
Accounts Payable & Accruals – Selling and Marketing	290,534	434,265
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 11)	402,300	347,490
Executive Compensation and Directors’ Fees Payable	75,466	—
Total	$7,015,652	$7,738,179

Note 8 - Commitments and Contingent Liabilities:

Leases

The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2012 are as follows:

Year	Amount

2013	$124,225
2014	111,723
2015	99,367
2016 and thereafter	—
Total Minimum Lease Payments	$335,315

Lease expense amounted to approximately $185,000, $210,000 and $200,000 for the years ended July 31, 2012, 2011 and 2010, respectively.

The preceding data reflects existing leases and does not include replacements upon their expiration. In the normal course of business, operating leases are generally renewed or replaced by other leases.

Assets Held for Investment

The Company leases units of property that it owns located in Toronto, Canada. The following represents the approximate minimum amount in lease income under current lease agreements to be received in years ending after July 31, 2012:

Year	Amount

2013	$214,878
2014	193,583
2015	171,915
2016	146,407
2017	153,604
Thereafter	465,804
Total	$1,346,191

Supply Agreements and Purchase Obligations

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice. As of July 31, 2012, the Company has not yet completed a contract year in which the total quantity has exceeded 10,000,000 units and as such the expiration date of this contract cannot be determined.

The Company’s subsidiary, Antigen, has a Clinical Study Agreement with the Henry Jackson Foundation (“HJF”) to provide services related to Antigen’s Phase II AE37 breast cancer trials. The agreement requires quarterly payments to HJF until October 1, 2013. The five remaining payments, after our fiscal year ended July 31, 2012 and until October 1, 2013, total approximately $1.27 million.

The Company has a directors and officers insurance policy covering the period from April 28, 2012 to April 28, 2013. We are paying the policy in equal monthly installments until March 28, 2013. As of July 31, 2012, the total remaining installment payments are approximately $142,000.

In October 2012, the Company signed a lease for office space in Toronto Canada which runs from October 2012 through September 2014 at a monthly gross rent, including taxes and expenses of approximately $6,800 per month.

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

On June 1, 2011, Golden Bull Estates Ltd. filed a claim (subsequently amended) in the Ontario Superior Court of Justice, naming the Company, 1097346 Ontario, Inc. and Generex Pharmaceuticals Inc. as defendants. The plaintiff, Golden Bull Estates, is controlled by Ms. Perri. The plaintiff alleges damages in the amount of $550,000 for breach of contract, $50,000 for punitive damages, plus interest and costs. The plaintiff’s claims relate to an alleged contract between the plaintiff and the Company for property management services for certain Ontario properties owned by the Company. The Company terminated the plaintiff’s property management services in April 2011. Following the close of pleadings, the Company served a motion for summary judgment. The plaintiff responded by amending its statement of claim to include a claim to the Company’s interest in certain of its real estate holdings. The plaintiff moved for leave to issue and register a Certificate of Pending Litigation in respect of this real estate. The motion was not successful in respect of any current real estate holdings of the Company. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. The Company has responded to this statement of claim and intends to defend this action vigorously. The Company has also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. A hearing for the vendor’s motion for summary judgment is scheduled for November 15, 2012.  The Company will be responding to the motion. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Employment Agreements

As of July 31, 2011, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2012. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2011, the Company has two at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $371,305 to the two employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance of six months’ salary, in accordance with the terms of the individual employment agreements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 9 - Related Party Transactions:

Through April 20, 2011, the Company used a management company to manage all of its real estate properties. The property management company is owned by two of the Company’s former executive officers. For the years ended July 31, 2011 and 2010, the Company has paid the management company $40,778 and $55,691, respectively, in management fees. The arrangement with the management company was formally terminated on April 20, 2011 and no further property management fees were paid to this management company after such date.

Note 10 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2012	2011
Mortgage payable - interest at 6.75 percent per annum, monthly payments of principal and interest of $6,014, due May 2015, secured by a first mortgage over real property located at 33 Harbour Square, Toronto, Canada	$482,700	$645,443

Mortgage payable - interest at 10.0 percent per annum, monthly interest payments of $9,807, principal due January 2013, secured by secondary rights to real property located at 11 Carlaw Avenue and 33 Harbour Square Toronto, Canada	1,181,461	1,137,348

Total Debt	1,664,161	3,080,066

Less Current Maturities of Long-Term Debt	1,222,746	1,210,271

Total Long-Term Debt	$441,415	$1,869,795

Aggregate maturities of long-term debt of the Company due within the next five years are as follows:

Year	Amount

2013	$1,227,533
2014	44,118
2015	397,297
Thereafter	—
Total	$1,664,161

The first mortgage related to the property at 33 Harbour Square was discharged on September 7, 2012, in conjunction with the sale of that property and the second mortgage was partially discharged, leaving a remaining balance of approximately $156,000 after the partial discharge.

For the years ended July 31, 2012, 2011 and 2010, the Company incurred $568,424, $205,539 and $206,838, respectively in interest expense on its long-term debt.

Note 11 - Series A and B 9% Convertible Preferred Stock :

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the conversion price then in effect, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

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

In conjunction with the issuance of the Series A convertible preferred stock, the Company also issued 17,166,666 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.15 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the exercise price then in effect, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 12 – Derivative Liabilities.

In addition, until the first anniversary date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,575,000, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the July 2011 closing. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 12 – Derivative Liabilities. On February 2, 2012, the investors exercised $2,000,000 of the additional investment rights in the Series B 9% Convertible Preferred Stock financing described below.

As of July 31, 2012, 17,166,666 shares of common stock had been issued upon the conversion of 2,575 shares of Series A convertible preferred stock and 6,129,666 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock. As of July 31, 2012, all of the Series A 9% Convertible Preferred Stock had been converted. At July 31, 2011, there were 1,287 shares of Series A convertible preferred stock outstanding which were discounted at 100% of their face value of $1,287,000 and were classified in equity on the consolidated balance sheet under the caption “Series A 9% Convertible Preferred Stock”. At July 31, 2011, the “make whole payments” on the remaining Series A convertible preferred stock in the amount of $347,490 are included in Accounts Payable and Accrued Expenses (see Note 7). The total make whole payments at the date of issuance, in the amount of $695,250, were accrued on the issuance date, with such amount allocated as described directly below, when accounting for the initial proceeds from the convertible preferred stock financing. The September 30, 2011 quarterly dividend payment of $12,383, as pro-rated for the period from July 8, to September 30, 2011, was paid in shares of the Company’s common stock. There was no dividend payment on December 31, 2011, as all of the Series A convertible preferred stock had been converted prior to that date.

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

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the conversion price then in effect, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction.

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

In conjunction with the issuance of the Series B convertible preferred stock, the Company also issued 13,333,333 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.15 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the exercise price then in effect, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 12 – Derivative Liabilities.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of July 31, 2012, 3,400,001 shares of common stock had been issued upon the conversion of 510 shares of Series B convertible preferred stock and 1,512,443 shares of common stock were issued as “make whole payments” on such conversions of the convertible preferred stock. At July 31, 2012, the “make whole payments” on the remaining Series B convertible preferred stock in the amount of $402,300 are included in Accounts Payable and Accrued Expenses (see Note 7). The total make whole payments at the date of issuance, in the amount of $540,000, were accrued on the issuance date, with such amount allocated as described directly below, when accounting for the initial proceeds from the convertible preferred stock financing. There have been no dividend payments made on the Series B convertible preferred stock.

Accounting for proceeds from the Series A convertible preferred stock financing

The net cash proceeds from the Series A convertible preferred stock financing were $2,315,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and is reported on the Company’s consolidated statement of operations for the year ended July 31, 2011 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 12 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,315,000
Derivative warrant liability fair value	(1,871,167)
Derivative additional investment rights fair value	(515,000)
Make whole payments liability	(695,250)
Deemed dividend	$(766,417)

Accounting for proceeds from the Series B convertible preferred stock financing

The net cash proceeds from the Series B convertible preferred stock financing were $1,975,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and is reported on the Company’s consolidated statements of operations for the three and nine-month periods ended April 30, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 12 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,975,000
Derivative warrant liability fair value	(1,811,746)
Make whole payments liability	(540,000)
Deemed dividend	$(376,746)

Note 12 - Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at July 31, 2012 and 2011 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The derivative warrants outstanding at July 31, 2012 are all currently exercisable with a weighted-average remaining life of 3.9 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a loss of $755,107 within the Company’s consolidated statements of operations for the fiscal year ended July 31, 2012 and recognition of income of $2,220,916 for the fiscal year ended July 31, 2011, which is included in the total under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at Jul 31, 2012 and July 31, 2011 was $4,081,627 and $8,745,508, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2010 until July 31, 2012:

	Value	No. of Warrants
Balance at August 1, 2010 – Derivative warrant liability	$5,679,721	16,503,340
Additional warrants issued in January to April 2011 financings	3,415,536	16,056,000
Additional warrants issued in July 2011 financing	1,871,167	17,166,666
Additional warrants from price protection features of existing warrants	3,867,678	30,508,011
Decrease in fair value of derivative warrant liability	(6,088,594)	n/a
Balance at July 31, 2011 – Derivative warrant liability	8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(7,230,734)	(49,863,260)
Additional warrants issued in February 2012 financing	1,811,746	13,333,333
Additional warrants from price protection features of existing warrants	1,548,813	11,444,440
Decrease in fair value of derivative warrant liability	(793,706)	n/a
Balance at July 31, 2012 – Derivative warrant liability	$4,081,627	55,148,530

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2012 and 2011. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2012 and 2011 fair value calculations were as follows:

	July 31, 2012	July 31, 2011

Current exercise price	$0.15	$0.15 and $0.25
Time to expiration	3.9 years	4.7 years
Risk-free interest rate	0.45%	1.23%
Estimated volatility	104%	108%
Dividend	-0-	-0-
Stock price at period end date	$0.093	$0.13

Derivative additional investment rights liability

The benefit received by the participants in the July 2011 Series A 9% Convertible Preferred Stock transaction (see Note 11) in respect to the right to make an additional investment with the same terms as the July 2011 transaction was determined to be an embedded derivative instrument and was measured at fair value using the binomial lattice model. The liability was revalued at each subsequent reporting period prior to its expiry in July 2012 and any changes in fair value were recognized in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative additional investment rights liability had no effect on the Company’s cash flows.

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $515,000 at July 31, 2011 and $0 at July 31, 2012, as the right expired on July 8, 2012. The key inputs used in the fair value calculation at July 31, 2011 were as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011

Underlying number of units of convertible preferred stock	2,575
Underlying number of warrants	17,166,667
Current exercise price of warrants	$0.25
Current conversion price of preferred stock	$0.15
Time to expiration	1.0 years
Risk-free interest rate	1.23%
Estimated volatility	58%
Dividend	-0-
Stock price	$0.13

The revaluation of the additional investment rights in the fiscal year ended July 31, 2012, resulted in the recognition of a gain of $326,333 within the Company’s consolidated statements of operations, which is included in the total under the caption “Change in fair value of derivative liabilities”. In addition, $841,333 was transferred to equity, as a result of the partial exercise of the additional investment rights in the fiscal year ended July 31, 2012.

Note 13 - Stockholders’ (Deficiency)/Equity:

Warrants

As of July 31, 2012, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise		Warrant
To be Purchased	Price per Share		Expiration Date

50,000	$0.94		March 9, 2013
125,000	$3.75		March 26, 2013
8,844,926	$0.76		December 15, 2014
3,572,971	$0.79		February 4, 2015
300,000	$0.39	(average)	February 9, 2015
200,000	$1.25		March 7, 2015
6,022,651	$1.00		March 15, 2015
4,000,000	$0.15		January 16, 2016*
29,027,322	$0.15		March 31, 2016*
3,333,331	$0.15		July 11, 2016*
5,454,544	$0.15		September 30, 2016*
13,333,333	$0.15		February 1, 2017*
74,264,078

* Subject to price protection provisions as described below.

The outstanding warrants at July 31, 2012 have a weighted average exercise price of $0.33 per share and have a weighted average remaining life of 3.55 years.

The Company has 4,000,000 warrants with a current exercise price of $0.15 and an expiry date of January 16, 2016, 29,027,322 warrants with a current exercise price of $0.15 and an expiry date of March 31, 2016, 3,333,331 warrants with a current exercise price of $0.15 and an expiry date of July 11, 2016, 5,454,544 warrants with a current exercise price of $0.15 and an expiry date of September 30, 2016 and 13,333,333 warrants with a current exercise price of $0.15 and an expiry date of February 1, 2017 (55,148,530 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on January 25, 2011 and in March and April 2011: (I) (a) shares of common stock or options to employees, officers, or directors of the Company pursuant to plans approved by a majority of the non-employee directors of the Company or to independent contractors pursuant to other agreements or arrangements in existence as of January 24, 2011, (b) securities issued upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement dated January 24, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on January 24, 2011, provided that such securities have not been amended since their issue date through the date of conversion, exercise or exchange to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except certain adjustments to warrants expiring in March 2016 and September 2016 are not prohibited), and (c) shares of common stock or warrants to trade vendors of the Company approved by a majority of the non-employee members of the Board of Directors; provided that (II) (i) the shares issued under paragraphs I(a) and I(c) shall not, in the aggregate exceed 1,500,000 shares in each 30-day period during the first 90 days after January 24, 2011, (ii) there is a reasonable relationship between the value of the common stock or options issued pursuant to paragraphs I(a) and I(c) and the value of services rendered or goods provided and (iii) the Company does not rely in whole or in part on the exemptions provided in Sections 3(a)(9) or 3(a)(10) of the Securities Act. On July 8, 2011, the Company’s issuance of common stock triggered the price protection features of the warrants that were issued on January 25, 2011 and in March and April 2011 resulting in a decrease of the exercise price from $0.25 to $0.15 per share and an increase in the number of warrants from 16,056,000 to 26,760,001.

On August 8, 2012, after our fiscal year-end, the Company’s issuance of securities triggered the price protection features of all of the above derivative warrants and the number of such warrants increased from 55,148,530 to 103,403,485 (see Note 20).

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 12 above.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2012, 1,490 shares of the Company’s non-voting Series B 9% Convertible Preferred Stock were issued and outstanding. At July 31, 2011, 1,287 shares of the Company’s non-voting Series A 9% Convertible Preferred Stock were issued and outstanding. See Note 11 - Series A and B 9% Convertible Preferred Stock above.

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2012, 2011 and 2010, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received.

Note 14 – Stock-Based Compensation:

Stock Option Plans

As of July 31, 2012, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). In July 2009, the 2006 Plan was amended to increase the reserved shares from 10,000,000 to 30,000,000. Restricted shares can only be issued under the 2006 Plan. At July 31, 2012, there were 2,000,000, 4,124,444 and 8,521,489 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2012, 2011 and 2010 amounted to $602,384, $936,465 and $1,765,381 for each year and were charged to the consolidated statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2012, 2011 and 2010 amounted to $130,544, $100,999 and $104,738, respectively, and were charged to the consolidated statements of operations.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The following is the average of the data used to calculate the fair value for the options granted in the fiscal years ended July 31, 2011 and 2010:

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2011	0.013%	5.0	101%	-0-
July 31, 2010	0.14%	6.5	104%	-0-

The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the fiscal year ended July 31, 2012.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted Average
		Exercise Price
	Options	per Share

Outstanding - August 1, 2009	5,067,138	$0.44
Granted	2,705,000	$0.63
Forfeited	(270,000)	$0.92
Expired	(36,500)	$0.63
Exercised	—	$0.00
Outstanding - July 31, 2010	7,465,638	$0.49
Granted	3,300,000	$0.28
Forfeited or expired	(2,848,704)	$0.41
Exercised	(576,752)	$0.001
Outstanding - July 31, 2011	7,340,182	$0.46
Granted	5,851,696	$0.001
Forfeited or expired	(912,250)	$0.65
Exercised	(1,299,994)	$0.001
Outstanding - July 31, 2012	10,979,634	$0.26
Exercisable - July 31, 2012	10,807,134	$0.25

The 10,979,634 outstanding options at July 31, 2012 had a weighted average remaining contractual term of 4.16 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding - August 1, 2011	845,836	$0.50
Granted	5,851,696	$0.001
Vested	(6,322,532)	$0.04
Forfeited	(202,500)	$0.46
Outstanding - July 31, 2012	172,500	$0.46

As of July 31, 2012, the Company had $47,360 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.2 years.

During the twelve months ended July 31, 2012, the Company granted 5,851,696 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and expire on the fifth anniversary of the date of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

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

The following table summarizes information on stock options outstanding at July 31, 2012:

	Options Outstanding
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2012	Price	(Years)	Value
$0.001 - $0.18	5,093,856	$0.001	4.61
$0.19 - $0.56	3,250,000	$0.28	3.60
$0.57 - $0.63	200,000	$0.56	2.24
$0.64 - $0.65	1,658,500	$0.63	4.98
$0.66 - $0.96	777,278	$0.94	2.24
	10,979,634	$0.26	4.16	$468,635

	Options Exercisable
			Weighted
	Number	Weighted	Average
	Outstanding	Average	Remaining	Aggregate
Range of	at	Exercise	Life	Intrinsic
Exercise Price	July 31, 2012	Price	(Years)	Value

$0.001 - $0.18	5,093,856	$0.001	4.61
$0.19 - $0.56	3,250,000	$0.28	3.60
$0.57 - $0.63	200,000	$0.56	2.24
$0.64 - $0.65	1,486,000	$0.63	4.98
$0.66 - $0.96	777,278	$0.94	2.24
	10,807,134	$0.25	4.19	$468,635

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	For the Year Ended July 31,
	2012	2011	2010

Weighted Average Grant Date Fair Value of Options Granted	$0.09	$0.21	$0.53
Aggregate Intrinsic Value of Options Exercised	$119,214	$166,681	$—
Cash Received for Exercise of Stock Options	$1,299	$577	$—

The intrinsic value is calculated as the difference between the market value as of July 31, 2012, 2011 and 2010 and the exercise price of the shares on the respective dates. The market values as of July 31, 2012, 2011 and 2010 were $0.093, $0.13 and $0.40, respectively, based on the high and low bid information for July 31, 2012 and 2011 and as reported by the NASDAQ Stock Market as of July 31, 2010.

Note 15 - Qualifying Therapeutic Discovery Project Program:

In the Company’s fiscal year ended July 31, 2011, the Company’s wholly-owned subsidiary Antigen Express, Inc. received notification that it had been awarded a total cash grant of $488,959 under the Qualifying Therapeutic Discovery Project program administered under Section 48D of the Internal Revenue Code, all of which relates to qualifying expenses that had previously been incurred. The Company recognized the full amount of the grant in the fiscal year ended July 31, 2011, as the Company has already incurred all of the qualifying expenses and the amount has been fully received. Since this program is non-recurring in nature, the Company elected to classify this payment as other income in the consolidated statements of operations for the fiscal year ended July 31, 2011 and it is reported in the “Miscellaneous Income” line item.

Note 16 - Net Loss per Share:

Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2012, 2011 and 2010 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 94,643,712, 115,875,372 and 44,892,383 incremental shares, have been excluded from the respective 2012, 2011 and 2010 computation of diluted EPS as they are anti-dilutive due to the losses generated.

Note 17 - Supplemental Disclosure of Cash Flow Information:

	For the Years Ended July 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$592,525	$208,906	$210,082
Income taxes	$—	$—	$—

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2012
Issuance of common stock as payment of dividends on preferred stock	$485,190

Year Ended July 31, 2011
Issuance of common stock as payment of dividends on preferred stock	$347,760
Issuance of common stock as satisfaction of accounts payable and accrued expenses	$1,110,867

Year Ended July 31, 2010
Issuance of common stock in satisfaction of accounts payable and accrued expenses	$3,012,595

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

	2012	2011
Identifiable Assets

Canada	$2,350,818	$8,822,831
United States	2,293,556	3,128,053
Middle East, North Africa (MENA)	—	55,481
Total	$4,644,374	$12,006,365

	2012	2011	2010
Revenue

Canada	$23,067	$61,111	$95,252
United States	5,584	60,867	430,516
Middle East, North Africa (MENA)	—	169,650	646,843
Total	$28,651	$291,628	$1,172,611

Note 19 – Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2012. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4

Fiscal Year July 31, 2012:
Revenues, net	$9,931	$4,958	$7,012	$6,750
Operating Loss	$(3,469,778)	$(1,786,231)	$(2,466,270)	$(2,301,769)
Net Income/(Loss)	$336,354	$(9,118,651)	$867,857	$(1,575,838)
Net Loss available to common stockholders	$336,354	$(9,118,651)	$491,111	$(1,575,838)
Net Loss per share	$0.001	$(0.028)	$0.003	$(0.005)

Fiscal Year July 31, 2011:
Revenues, net	$173,943	$29,560	$65,583	$22,542
Operating Loss	$(7,773,820)	$(5,967,558)	$(5,061,959)	$(5,729,745)
Net Loss	$(6,877,267)	$(5,236,906)	$(4,116,953)	$(5,444,741)
Net Loss available to common stockholders	$(6,877,267)	$(5,236,906)	$(4,116,953)	$(6,211,158)
Net Loss per share	$(0.03)	$(0.02)	$(0.01)	$(0.02)

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 20 - Subsequent Events:

On August 10, 2012, the investors from the July 2011 Series A 9% Convertible Preferred Stock and the February 2012 Series B 9% Convertible Preferred Stock transaction (see Note 11) exercised their right to make an additional investment with the same terms as the earlier transactions. Pursuant to a securities purchase agreement dated August 8, 2012, the Company agreed to sell an aggregate of 750 shares of its newly designated non-voting Series C 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of its common stock issuable upon conversion of the convertible preferred stock. The convertible preferred stock and warrants were sold in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a price of $1,000, for an aggregate purchase price of $750,000 and the net proceeds of $725,000 after legal expenses were received by August 10, 2012. An aggregate of 18,750,000 shares of the Company’s common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. The transaction triggered the ratchet provisions of 55,148,530 warrants which had a previous exercise price of $0.15 per share and a post-transaction exercise price of $0.08 per share resulting in an increase in the number of such warrants to 103,403,485, an increase of 48,254,955 warrants.

On September 6, 2012, the Company sold its commercial property at 33 Harbour Square for gross proceeds of CAD$1,640,000. This property had a net book value of CAD$577,214 and the resulting gain on sale of this property will be recognized in the first quarter of fiscal 2013. The net cash proceeds after real estate commissions and other fees were used to pay down the mortgages on this property and the Company did not receive any proceeds from the sale of this property.

On October 11, 2012, the Company signed an amendment to a letter agreement which was originally signed on September 28, 2011, which letter agreement agreed to convert an unsecured payable from May 2009 in the amount of approximately $1.1 million to a non-interest bearing balance of approximately $2.25 million included in Accounts Payable & Accruals - General and Administrative (Note 7). Per the original letter agreement, such balance will be settled in Antigen stock following the proposed spinout of Antigen. The October 11, 2012 amendment agreed to amend the total balance owing to approximately $2.54 million in recognition of the party’s forbearance due to the delay in the proposed Antigen spinout. The additional charge of approximately $290,000 will be recognized in the Company’s fiscal quarter ended October 31, 2012.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 9.          Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A - Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Acting Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2012, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of our disclosure controls and procedures, management identified the existence of material weaknesses in the Company’s internal controls over financial reporting, because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions for which the Company previously engaged outside advisors.

The Company has not adopted any new accounting policies in the fiscal year ended July 31, 2012 which would have a material impact on the Company’s consolidated financial statements. Accordingly, management believes that the consolidated financial statements included in this Report on Form 10-K fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2012, the Company’s reduction in accounting personnel and the absence of available resources to engage third party consultants with financial reporting expertise, resulted in changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remedial Efforts to Address the Material Weaknesses

Due to the Company’s limited resources, management has not implemented a plan to mitigate the above material weaknesses. We intend to take appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies when resources permit including, but not limited to, the hiring of additional accounting personnel and/or the use of third party consultants with expertise in US GAAP and financial reporting matters.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was not effective as of July 31, 2012 due to the material weaknesses identified above. The Company’s independent registered public accounting firm, MSCM LLP, has issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting. This report is set forth below.

Adverse Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Generex Biotechnology Corporation

(A Development Stage Company)

We have audited Generex Biotechnology Corporation's internal control over financial reporting as of July 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Generex Biotechnology Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment. Management has identified material weaknesses in internal controls over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions as well as the financial reporting of such transactions, for which Generex Biotechnology Corporation previously engaged outside advisors. Due to the Company’s limited resources, management has not developed a plan to mitigate the above material weaknesses.

In our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Generex Biotechnology Corporation has not maintained effective internal control over financial reporting as of July 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Generex Biotechnology Corporation as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders' (deficiency)/equity and cash flows for each of the years in the three year period ended July 31, 2012, and for the period November 2, 1995 (date of inception) to July 31, 2012 and financial statement schedule. These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements and this report does not affect our report dated October 15, 2012, which expressed an unqualified opinion on those consolidated financial statements.

MSCM LLP

Toronto, Canada

October 15, 2012

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

PART IV

Item. 15          Exhibits and Financial Statements and Schedules.

1.          Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 44.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended July 31, 2012, 2011 and 2010 and Cumulative from Inception to July 31, 2012

Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of Inception) to July 31, 2012

Consolidated Statements of Cash Flows for the Years Ended July 31, 2012, 2011 and 2010 and Cumulative from Inception to July 31, 2012

2.          Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2012 Valuation Allowance on Deferred Tax Asset	$84,336,137	-	1,243,446	-	85,579,584

Year Ended July 31, 2011 Valuation Allowance on Deferred Tax Asset	$84,966,128	-	-	(629,991)	84,336,137

The auditors’ report of MSCM LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2012 is included with its report on our financial statements located at page 45.

3.          Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 90 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October 2012.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General	October 15, 2012
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Stephen Fellows	Acting Chief Financial, Officer	October 15, 2012
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 15, 2012
Brian T. McGee

/s/ John P. Barratt	Director	October 15, 2012
John P. Barratt

/s/ Nola E. Masterson	Director	October 15, 2012
Nola E. Masterson

/s/ James Anderson	Director	October 15, 2012
James Anderson

/s/ Eric von Hofe	Director	October 15, 2012
Eric von Hofe

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on April 30, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23	Form of Securities Purchase Agreement, date May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC and Maxim Group LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement dated January 24, 2011 by and between Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).

4.28.2	Form of Warrant issued to the investors in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 25, 2011).

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on November 12, 2004)

10.1	Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.6	Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.7	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.8	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.9	Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.11	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.12	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.13	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.14	Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.15	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.16	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.17	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.18	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.19	Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.20	Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006 (incorporated by reference to Exhibit 10.28 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.21	Summary of Employment Terms for Rose Perri effective as of January 1, 2006 (incorporated by reference to Exhibit 10.29 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.22	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.23	Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D., effective as of April 1, 2002 (incorporated by reference to Exhibit 10.31 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.24	Form of Consent and Waiver Agreement entered into with Cranshire Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.25	Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.26	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.27	Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.28	Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.29	Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.30	Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.31	At Market Offering Issuance Agreement dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)

10.32	Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)

10.33	Summary of Compensation Arrangements with Executive Officers and Directors as of March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).

10.34	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.35	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.36	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.37	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Nola Masterson (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010).*

10.38	Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010 (incorporated by reference to Exhibit 10.46 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 14, 2010).*

10.39	Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)

10.40	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.41	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.42	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.43	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.44	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.45	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.46	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Nola E. Masterson (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.47	Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.48	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.48 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.49	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.49 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.50	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.50 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.51	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Nola E. Masterson (incorporated by reference to Exhibit 10.51 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.52	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.52 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.53	Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.53 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.54	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.54 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.55	Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

21	Subsidiaries of the Registrant

23	Consent of MSCM LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

