Form 10-K/A
period 2012-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2012-10-19
CIK 1059784

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

Yes ☐ No ☑

As of January 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $56,031,133 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 15, 2012, there were 370,110,904 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 15, 2012.

Generex Biotechnology Corporation

Form 10-K/A

July 31, 2012

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2012 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2012 filed by the Company on October 15, 2012 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 15, 2012 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Mark Fletcher, Esquire	47	President &Chief Executive Officer, General Counsel

Stephen Fellows	46	Acting Chief Financial Officer

David Brusegard	68	Chief Operating Officer, Secretary

John P. Barratt	68	Chairman of the Board

Brian T. McGee	52	Director

Nola E. Masterson	65	Director

Eric von Hofe	58	Director

James H. Anderson, Jr.	66	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2012 were filed on a timely basis.

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2012.

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

During the fiscal year ended July 31, 2012, the Compensation Committee of the Board of Directors evaluated the types and amounts of compensation that it believed were appropriate for our President and Chief Executive Officer, our Chief Operating Officer and our Acting Chief Financial Officer, who are considered Generex’s policy making executives and who are listed in the Summary Compensation Table on page 10. We refer herein to these executives as the “named executives.”

In addition to the compensation of our named executives, the Compensation Committee also reviews and approves the compensation of members of our senior management, including the President of our subsidiary, Antigen Express, Inc.

The Board of Directors appointed three of the four current members of the Compensation Committee on May 28, 2008 following the 2008 Annual Meeting of the Stockholders and all three of these members served throughout fiscal 2011. The fourth member was appointed on June 8, 2011 following the 2011Annual Meeting of the Stockholders. During fiscal 2012, the Compensation Committee convened twice to evaluate and discuss compensation for the named executives with respect to stock awards during the fiscal year ended July 31, 2012, bonuses for the fiscal year ended July 31, 2011 and base salaries for the calendar year ended December 31, 2012.

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

In fiscal 2012, the Compensation Committee reviewed, but did not implement any changes to base salaries for any of the named executives and did not award any equity incentive awards or cash bonuses to the named executives during fiscal 2012 for fiscal 2011 performance and contributions. The Compensation Committee has not made any determinations as to bonuses or equity awards for the named executives with respect to performance or contributions for the fiscal year ended July 31, 2012, but the Compensation Committee expects to consider the matter in the future during fiscal 2013.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2012, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009, but expects to do so again in the future before any significant changes are made to compensation for the named executives.

Determination of Compensation

The Compensation Committee typically makes compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee follows such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee intends to review compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the current financial position of the company, the Committee did not follow such a schedule in fiscal 2012.

In considering whether to award bonuses in respect of fiscal year 2011 or to make changes to base compensation for calendar year 2012, the Compensation Committee primarily considered the Company’s current financial position and no increases were made to base salary, nor were any cash bonuses or stock incentive awards granted to the named executives during fiscal 2012.

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

Salary adjustments for the President and Chief Executive Officer and the Acting Chief Financial Officer were last made to base salary compensation in September 2010 and March 2011, respectively. In determining the levels of the base salary adjustments for the named executives, the Compensation Committee primarily considered the respective executive’s new positions and responsibilities.

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

In March 2011, the Compensation Committee recommended, and the Special Committee of the Board of Directors approved the hiring and appointment of our Chief Operating Officer at an annual base salary of $225,000 effective immediately. The base salary was considered appropriate in relation to the salaries of our other executives and the responsibilities of the role of Chief Operating Officer.

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

The Compensation Committee did not grant or accrue any bonuses in fiscal 2012, with respect to the fiscal year ended July 31, 2011, in consideration of the current financial position of the company.

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

There were no discretionary awards of options to purchase shares of our common stock to our named executives in fiscal 2012, however in June 2012, the Company granted a total of 5,851,696 options in aggregate to the named executives, certain employees and the directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

The number of options that the Compensation Committee recommended, and the board of directors approved, in respect of the above salary deferrals to the named executives described above were as follows:

Named Executive	No. of Shares Underlying Options
Mr. Fletcher	1,457,195
Mr. Fellows	546,448
Dr. Brusegard	546,448

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites. During fiscal 2012, we provided our President and Chief Executive Officer a car allowance with an estimated value of $800 per month to compensate use of his car for business purposes.

We do not offer deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

Employment and Severance Agreements

During fiscal 2012, we had terms of employment covering our President and Chief Executive Officer, as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control”, which clarify the terms and conditions of his employment. These terms provide clarity concerning the employment relationship and provide a competitive benefit level to the executive, thus promoting stability at the President and Chief Executive Officer position.

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

As of the end of fiscal 2012, each of the current named executive officers held stock options or restricted stock granted pursuant to either the 2001 Stock Option Plan or the 2006 Stock Plan. The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

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

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2012 and in Generex’s 2012 Proxy Statement.

THE COMPENSATION COMMITTEE

Nola E. Masterson, Chairperson

John P. Barratt

Brian T. McGee

James H. Anderson, Jr.

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2012. Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2012.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last three completed fiscal years ending July 31, 2012, 2011 and 2010. In respect of fiscal years 2012, 2011 and 2010, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary ($)			Bonus ($)	Stock Awards ($)	Option Awards ($)		All Other Compensation ($)	Total ($)
Mark A. Fletcher	2012	S	303,257	(1)(2)	$0	$0	$133,333	(2)	$0	S	436,590
President and	2011	S	479,642	(1)	$0	$0	$356,660	(3)(4)	$0	S	836,302
Chief Executive Officer	2010	S	320,833	(1)	$225,000	$0	$233,970	(3)	$0	S	779,803

Stephen Fellows	2012	S	164,985	(5)(6)	$0	$0	$50,000	(6)	$0	S	214,985
Acting Chief	2011	S	212,788	(5)	$0	$0	$81,338	(3)(4)	$0	S	294,126
Financial Officer	2010		$198,179	(5)	$0	$0	$112,865	(3)(7)	$0	S	311,044

David Brusegard	2012	S	164,985	(8)	$0	$0	$50,000	(6)	$0	S	214,985
Chief Operating	2011	S	161,465	(8)	$0	$0	$41,940	(4)	$0	S	203,405
Officer	2010	S	34,857	(8)	$0	$0	$0		$0	S	34,857

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2012, July 31, 2011 and July 31, 2010.

(1) This amount reflects a base salary of $325,000 earned by the named executive up until September 28, 2010 and a salary increase to $475,000 as approved by the Special Committee of the Board on September 29, 2011. The amount also reflects a car allowance of approximately $11,000 USD per year paid to the executive in Canadian currency effective as of September 29, 2010.

(2) Effective October 1, 2011, Mr. Fletcher agreed to defer a portion of his salary and Mr. Fletcher’s base salary was reduced from $475,000 to $275,000 as of that date. On June 19, 2012, the Company granted Mr. Fletcher 1,457,195 options in full and final payment of obligations to pay Mr. Fletcher’s deferred salary amount covering the period from October 1, 2011 to May 31, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted to Mr. Fletcher was equal to the dollar amount of his deferred salary ($133,333) divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. At July 31, 2012, there is a deferred salary balance of $33,333 owing to Mr. Fletcher which is not reflected above and is expected to be repaid in a similar manner in fiscal 2013. There is no formal agreement for the repayment of this amount and if it is repaid, it will be reflected in executive compensation for fiscal 2013.

(3) This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 for option awards granted in March 2010. Such awards were made pursuant to the 2006 Stock Plan. Specifically, amounts reflected in this column relate to options to purchase shares of common stock granted to Mr. Fletcher (300,000 shares) and Mr. Fellows (250,000 shares) on March 8, 2010. The options vest incrementally over two years. The total fair values of the respective option grants are being expensed over the two-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.12%, expected dividend yield of 0.0%, 10 year expected life of options and expected volatility rate of 105.7%. Also included in this column is the incremental fair value, computed as of October 20, 2009 in accordance with FASB ASC Topic 718, with respect to the modified options. While these amounts reflect the aggregate grant date fair value computed in accordance with ASC Topic 718, they may not correspond to the actual value that will be recognized by the option holders.

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

(5) This amount reflects a base salary of $175,000 earned by the named executive until December 31, 2009, a salary of $200,000 earned by the named executive from January 1, 2010 until December 31, 2010 and a salary increase to $225,000 retroactive as of January 1, 2011 as approved by the Special Committee of the Board on March 25, 2011.

(6) Effective October 1, 2011, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries were reduced from $225,000 to $150,000 as of that date. On June 20, 2012, the Company granted Mr. Fellows and Dr. Brusegard 546,448 options each in full and final payment of obligations to pay their deferred salary amounts covering the period from October 1, 2011 to May 31, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted was equal to the dollar amount of the deferred salary ($50,000 each) divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. At July 31, 2012, there is a deferred salary balance of $12,500 each owing to both Mr. Fellows and Dr. Brusegard which amounts are not reflected above and are expected to be repaid in a similar manner in fiscal 2013. There are no formal agreements for the repayment of these amounts and if they are repaid, they will be reflected in executive compensation for fiscal 2013.

(7) This amount represents the aggregate grant date fair value computed in accordance with FASB ASC Topic 718 with respect to the fiscal years ended July 31, 2012, 2011 and 2010 for options awards granted in October 2009. The total fair values of the respective option grants are being expensed over the four-year vesting periods for the options. We utilize a closed-form model (Black-Scholes) to estimate the fair value of stock option grants on the date of grant. Assumptions used in the calculation of these amounts are as follows: risk-free interest rate of 0.14%, expected dividend yield of 0.0%, 5 year expected life of options and expected volatility rate of 104%.

(8) This amount reflects a base salary of $225,000 earned by the named executive from March 25, 2011, as approved by the Special Committee of the Board on March 25, 2011. Also includes consulting fees paid to named executive in respect to fiscal years ended July 31, 2011 and 2010, prior to his appointment to the position of Chief Operating Officer on March 25, 2011.

Grants of Plan-Based Awards in Fiscal 2012

The following table provides information about equity awards granted to the named executives or modified in the fiscal year ended July 31, 2012, including: (1) the grant date; (2) the number of shares underlying stock options awarded to the named executives, (3) the number of shares underlying existing stock options the terms of which were extended, (4) the exercise price of the stock options awarded or extended, and (5) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)		Exercise Price or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Stock and Option Awards
Mark Fletcher, President & Chief Executive Officer	June 19, 2012	1,457,195	(1)	$0.001	(2)	$0.0915	(3)
Stephen Fellows, Acting Chief Financial Officer	June 20, 2012	546,448	(4)	$0.001	(2)	$0. 0915	(3)
David Brusegard, Chief Operating Officer	June 20, 2012	546,448	(4)	$0.001	(2)	$0. 0915	(3)

(1)	The options were granted on June 19, 2012 pursuant to the terms of our 2006 Stock Plan. The options vested immediately upon the date of the grant.

(2)	The options have an exercise price equal to the par value of the Company’s stock.

(3)	Effective October 1, 2011, Mr. Fletcher, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries were reduced. In June 2012, the Company granted the named executives stock options in full and final payment of obligations to pay their deferred salary amounts covering the period from October 1, 2011 to May 31, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted was equal to the dollar amount of the deferred salary for each named executive divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. See footnotes (2) and (6) to the “Summary Compensation Table” above for further description of these option grants.

(4)	The options were granted on June 20, 2012 pursuant to the terms of our 2006 Stock Plan. The options vested immediately upon the date of the grant.

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

Set forth below are the material terms of employment for the President and Chief Executive Officer as of the end of fiscal 2012. The terms of employment provide for certain payments upon retirement, termination or change in control. Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2012, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

Outstanding Equity Awards at 2012 Fiscal Year-End

The following table provides information on the current holdings of stock option by the named executives. This table includes unexercised and unvested option awards as of July 31, 2012. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” as defined in Regulation S-K Item 402(a)(6)(iii); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark E. Fletcher,	6-19-2012	1,457,195	(1)	0	$0.001	6-19-2017
Executive Vice	3-25-2011	1,500,000	(2)	0	$0.282	3-25-2016
President	3-8-2010	300,000	(3)	0	$0.64	3-8-2020
and General Counsel	12-13-2004	250,000	(4)	0	$0.61	10-26-2014
	4-5-2005	327,869	(5)	0	$0.001	10-26-2014
	4-5-2005	142,857	(6)	0	$0.001	10-26-2014
Stephen Fellows,	3-25-2011	200,000	(2)	0	$0.282	3-25-2016
Acting Chief Financial	3-8-2010	250,000	(3)	0	$0.64	3-8-2020
Officer	10-10-2009	35,000	(7)	17,500	$0.642	10-10-2014
David Brusegard,	6-20-2012	546,448	(1)	0	$0.001	6-25-2017
Chief Operating Officer	3-25-2011	200,000	(2)	0	$0.282	3-25-2016

(1) Effective October 1, 2011, Mr. Fletcher, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries were reduced. In June 2012, the Company granted the named executives stock options in full and final payment of obligations to pay their deferred salary amounts covering the period from October 1, 2011 to May 31, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted was equal to the dollar amount of the deferred salary for each named executive divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. Mr. Fellows exercised his options (546,448) on June 25, 2012. See footnotes (2) and (6) to the “Summary Compensation Table” above for further description of these option grants.

(2) These options were granted on March 25, 2011. The grants were made pursuant to the terms of our 2001 and 2006 Stock Plans. Specifically, amounts reflected in this column relate to options to purchase shares of common stock Mr. Fletcher (400,000 shares under 2001 Stock Option Plan and 1,100,000 shares under 2006 Stock option Plan), Dr. Brusegard and Mr. Fellows (200,000 shares each under 2001 Stock Option Plan). The exercise price per share is equal to the closing price of Generex common stock on March 25, 2011. These options were exercisable immediately upon their grant

(3) These options were granted on March 8, 2010. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on March 8, 2010. The options vested as follows: 33% of the options were exercisable on the date of grant; 33% of the options became exercisable on August 1, 2010, and the remaining 33% of the options became exercisable on August 1, 2011.

(4) These stock options were approved by the Board of Directors on April 5, 2005 with an effective grant date of December 13, 2004. The exercise price per share is equal to the closing price of Generex common stock on December 13, 2004. These options were exercisable immediately upon their grant. The fair value of Generex common stock on April 5, 2005 was $0.56 per share. The expiry date of these options was extended in October 2009 to October 26, 2014.

(5) These options were granted to Mr. Fletcher representing a bonus of $200,000 awarded to Mr. Fletcher on April 5, 2005. The number of shares awarded was calculated using the closing price of the common stock on The NASDAQ Capital Market on December 13, 2004 ($0.61 per share). The options were immediately exercisable on the date of grant. They were issued under the 2001 Plan. The fair value of Generex common stock on April 5, 2005 was $0.56 per share. The expiry date of these options was extended in October 2009 to October 26, 2014.

(6) These options were issued to Mr. Fletcher on April 5, 2005 in satisfaction of retroactive salary adjustment as of August 1, 2004 and unpaid salary amounts accrued through March 31, 2005 ($80,000). The number of shares was calculated using the closing price of the common stock on the NASDAQ Capital Market on April 4, 2005 ($0.56 per share). The options were immediately exercisable on the date of grant and were issued under the 2001 Plan. The expiry date of these options was extended in October 2009 to October 26, 2014.

(7) These options were granted on October 10, 2009. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on October 10, 2009. The options vest equally over a four-year period starting with the first anniversary of the grant on October 10, 2010.

Option Exercises and Stock Vested in Fiscal Year 2012

In June 2012, Mr. Fellows exercised 546,448 options with an exercise price of $0.001 per share which were granted on June 20, 2012. None of the other named executive officers exercised any outstanding options in fiscal year 2012.

The following table sets forth the number of shares acquired and the value realized upon the vesting of restricted stock awards during fiscal year 2012 for each of the named executive officers.

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

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2012 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2012, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2012.

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

There are no existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control governing Mr. Fellows’ and Dr. Brusegard’s employment. There are no benefits made available to them which are in addition to benefits available generally to salaried employees who joined the company prior to 2012 and as such neither Mr. Fellows, nor Dr. Brusegard are included in the table below.

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2012

Name	Benefit	Cause		Without Cause/Non- Renewal		Voluntary Termination by Executive		Breach by Generex (1)		Change in Control		Disability		Death
Mark A. Fletcher	Cash Payment	$0		$806,671	(4)	$0		$806,671	(4)	$806,671	(4)	$0	(10)	$0	(10)
	Stock	$0		$0		$0		$0		$0		$0		$0
	Stock Options	$43,307	(2)	$177,369	(3),(9)	$177,369	(3)	$177,369	(3),(9)	$177,369	(8)	$177,369	(5)	$177,369	(6)
	Restricted Stock (11)	$0		$0		$0		$0		$0		$0		$0
	Benefits	$0		$0	(7),(4)	$0	(7)	$0	(7),(4)	$0	(7),(4)	$0		$0
	Total	$43,307		$984,039		$177,369		$984,039		$984,039		$177,369		$177,369

(1)	This termination event includes a material change in duties or material reduction in remuneration of such named executive.
(2)	The options granted on April 5, 2005 (including those effective as of December 13, 2004) survive termination of the named executive’s employment. Other options granted to the named executive pursuant to the 2001 Plan and any options granted pursuant to the 2006 Plan would terminate immediately - and shares underlying such options forfeited - upon the named executive’s termination for cause.
(3)	The 2001 and 2006 Plans permit a named executive who voluntarily terminates employment with Generex or whose employment is terminated without cause to exercise vested options outstanding at the date of termination for a period of up to 90 days thereafter or the expiration date of the option, whichever is earlier.
(4)	Pursuant to his employment arrangement, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will be entitled to receive a lump sum severance payment on the termination date in an amount equal to 18 months of base salary plus the average annual bonus paid to him during each fiscal year of the term of his employment and he will be entitled to participate in and receive benefits for 18 months after the termination date.
(5)	The 2001 and 2006 Plans permit a named executive to exercise vested options outstanding at the time of the named executive’s cessation of employment due to disability for a period of up to one year thereafter or the expiration of the option, whichever is earlier.
(6)	The 2001 and 2006 Plans permit a named executive’s beneficiary to exercise vested options outstanding at the time of the named executive’s death for a period of up to one year after death or the expiration date of the option, whichever is earlier.
(7)	The named executive would be entitled to receive health benefits for a period of 18 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $8,000.

(8)	Upon a change of control, the 2001 and 2006 Plan provide for the acceleration of exercisability and vesting of any outstanding options and removal of all restrictions and conditions on outstanding restricted stock awards, unless otherwise determined by the Board of Directors or its designee. We have assumed for purposes of this column that the named executive will exercise all of his/her fully exercisable and vested options and will receive all shares underlying restricted stock awards in connection with a change of control of Generex, which we have assumed occurred on July 31, 2012.
(9)	Pursuant to the terms of his employment with Generex, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will have 90 days after the eighteenth month anniversary of the termination date to exercise vested options.
(10)	Each named executive is entitled to receive monthly disability payments and his/her survivor(s) are entitled to receive a lump sum payment upon such named executive’s death, in either case up to an amount equal to his/her annual base salary or $100,000, whichever is less. Insurance premiums are paid by Generex and such insurance coverage is widely available to all salaried employees at Generex. Thus, the amounts payable upon the disability or death of the named executive (as well as the premiums paid by Generex) are excluded from the table above.
(11)	The restricted stock award agreement with the named executive officers provides that in the event the named executive ceases to be employed by, or provide service to us, any unvested shares of restricted stock will be immediately forfeited. There was no unvested restricted stock as of July 31, 2012.

Non-Employee Directors' Compensation

In fiscal 2012, our policy for compensation of non-employee directors was as follows.

•	Non-employee directors (other than the non-executive chairman of the board) receive an annual cash based retainer of $40,000.
•	The non-executive chairman of the board receives an annual cash based retainer of $100,000 per year.

•	At the discretion of the full Board of Directors, nonemployee directors may receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares is within the discretion of the full Board of Directors.

•	Nonemployee directors serving on committees of the Board of Directors receive additional cash compensation as follows:

Committee	Chairperson	Member
Audit Committee	$15,000	$5,000
Compensation Committee	$15,000	$5,000
Governance & Nominating Committee	$5,000	$2,000

Directors who are officers or employees of Generex or its subsidiaries do not receive separate consideration for their service on the Board of Directors. The compensation received by Mr. Fletcher as an employee of Generex is shown in the Summary Compensation Table above. The compensation received by Dr. von Hofe as an employee of our subsidiary Antigen is shown in the Director Compensation Table below under “All Other Compensation”.

Fiscal Year 2012 Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards(3)	All Other Compensation		Total
John P. Barratt	$112,000	$0	$0	$0		$112,000
Brian T. McGee	$62,000	$0	$0	$0		$62,000
Nola E. Masterson	$62,000	$0	$0	$0		$62,000
James H. Anderson	$50,000	$0	$0	$60,000	(4)	$110,000
Eric von Hofe	$0	$0	$0	$246,155	(5)	$246,155

(1) Includes the annual retainer and additional fees earned for directors who chair a Board committee or who serve on a Board committee. Effective October 1, 2011, the directors agreed to defer payment of their board fees due to the current financial position of the company. In June 2012, the Company granted the directors stock options in full and final payment of obligations to pay their deferred board fee amounts covering the period from October 1, 2011 to June 30, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted was equal to the dollar amount of the deferred board fees for each director divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. The deferred board fee amounts paid in stock options, number of stock options granted and the balance of board fees owing at July 31, 2012 are listed below. There are no formal agreements for the repayment of the deferred fee amounts owing at July 31, 2012.

	Deferral amount to June 30, 2012	No. of options issued in June 2012	Deferred Fees owing at July 31, 2012
John Barratt	$84,000	918,033	9,333
Brian McGee	$46,500	508,197	5,167
Nola Masterson	$46,500	508,197	5,167
James Anderson	$37,500	409,836	4,167
Total	$214,500	2,344,263	$23,834

(2) There were no restricted stock awards to directors in fiscal year 2012. As of July 31, 2012, the aggregate number of shares underlying stock awards previously granted to each non-employee director was as follows: Mr. Barratt (150,000), Ms. Masterson (100,000) and Mr. McGee (150,000).

(3) There were no incentive stock options granted to the directors in fiscal 2012. A portion of deferred board fees were repaid by the issuance of stock options which were granted in lieu of cash payment of the deferred compensation amount as described in footnote (1) directly above.

At fiscal year end, the total number of stock options held by each non-employee director was as follows: : Mr. Barratt (805,714), Mr. McGee (505,714), Ms. Masterson (300,000) and Dr. Anderson (0). Dr. von Hofe, who is an employee of our subsidiary Antigen held, 435,000 at fiscal year-end.

(4) Includes payments received as a member of the Scientific Advisory Board of $5,000 per month for the period from August 2011 through July 2012.

(5) Represents employment income earned as president of Antigen for the fiscal year ended July 31, 2012. Effective October 1, 2011, Dr. von Hofe agreed to defer a portion of his salary and Dr. von Hofe’s base salary was reduced from $260,481 to $174,522 as of that date. On June 19, 2012, the Company granted Dr. von Hofe 626,292 options in full and final payment of obligations to pay Dr. von Hofe’s deferred salary amount covering the period from October 1, 2011 to May 31, 2012. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted to Dr. von Hofe was equal to the dollar amount of his deferred salary ($57,306) divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant and will expire on the fifth anniversary of the date of grant. At July 31, 2012, there is a deferred salary balance of $14,327 owing to Dr. von Hofe which is not reflected above and is expected to be repaid in a similar manner in fiscal 2013. There is no formal agreement for the repayment of this amount and if it is repaid, it will be reflected in Dr. von Hofe’s compensation for fiscal 2013.

Item 12.         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended July 31, 2012) and all the named executives and directors as a group. We are not aware of any person or group that beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of October 15 2012. At that date, we had 370,110,904 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Except as otherwise indicated, the address of each person named in the table below is c/o Generex Biotechnology Corporation, 555 Richmond Street West, Suite 604, Toronto, Canada M5V 3B1.

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class

Named Executives, Directors and Nominees

John P. Barratt (1)	1,943,747	*
Mark Fletcher (2)	4,438,998	1.2%
Nola Masterson (3)	858,197	*
Brian T. McGee (4)	1,263,911	*
Dr. James Anderson (5)	409,836	*
Eric von Hofe, Ph.D. (6)	1,046,292	*
Dr. David Brusegard (7)	777,743	*
Stephen Fellows (8)	476,250	*
Named Executives and Directors as a group (10 persons)	11,214,974	3.0%

* Less than 1%.

(1)	Includes 70,000 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 100,000 options which were granted on March 8, 2010 under 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 100,000 options issued March 25, 2011 under the 2006 Stock Option Plan and 918,033 options issued June 21, 2012 under the 2006 Plan.

(2)	Includes 286,077 shares, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 470,726 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 300,000 options which were granted on March 8, 2010 under 2006 Plan and 175,000 shares of restricted stock granted in August 2007 under the 2006 Stock Plan, which shares were vested as of August 17, 2009. Also includes 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 1,100,000 options issued March 25, 2011 under the 2006 Stock Option Plan and 1,457,195 options issued June 21, 2012 under the 2006 Plan.

(3)	Includes 100,000 options which were granted on March 8, 2010 under 2006 Plan, 50,000 shares of restricted common stock granted to Ms. Masterson on August 17, 2007 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 508,197 options issued June 21, 2012 under the 2006 Plan.

(4)	Includes 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 35,714 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan received in lieu of cash compensation, 100,000 options which were granted on March 8, 2010 under the 2006 Plan and 150,000 shares of restricted stock awarded on May 30, 2006 under the 2006 Plan. Also includes 100,000 shares acquired in February and March 2006 and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 508,197 options issued June 21, 2012 under the 2006 Plan.

(5)	Includes 409,836 options issued June 21, 2012 under the 2006 Plan.

(6) Includes 10,000 shares of common stock held by Dr. von Hofe awarded on March 5, 2007 under the 2006 Plan. Also includes 100,000 shares issuable upon exercise of stock options granted on October 26, 2004, 35,000 shares issuable upon exercise of stock options granted on July 29, 2005, 50,000 vested options of 100,000 options which were granted on October 10, 2009 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 626,292 options issued June 21, 2012 under the 2006 Plan.

(7)	Includes 31,295 shares of common stock held by Dr. Brusegard and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 546,448 options issued June 21, 2012 under the 2006 Plan.

(8)	Includes 250,000 options which were granted on March 8, 2010 under the 2006 Plan, 26,250 vested options of 35,000 options which were granted on October 10, 2009 under the 2006 Plan and 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2012 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2000 Stock Option Plan	0		$0	2,000,000
2001 Stock Option Plan	3,882,932		$0.43	4,124,444
2006 Stock Plan	7,096,702		$0.43	8,521,489	(1)
Total	10,979,634		$0.43	14,645,933

Equity compensation plans not approved by security holders (2)	2,832,743	(2)	$0.92	0
Total	13,812,377		$0.53	14,645,933

(1)	Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.
(2)	Includes 490,625 warrants issued to various consultants pursuant to the agreements with them, 2,092,118 warrants issued to placement agents as commission, and 250,000 warrants issued to various employees as part of their compensation arrangements. Please see Management Discussion and Analysis of Financial Condition and Results of Operations under the heading Financial Condition, Liquidity and Resources, and Note 14 of the Consolidated Financial Statements in Part II of this prospectus for more information on such warrants.

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

Through April 20, 2011, we used a management company to manage all of our real properties. The property management company is owned by Rose Perri, Anna Gluskin and the estate of Mark Perri. Ms. Perri and Ms. Gluskin are former executive officers of Generex. In the nine-month period ended April 30, 2011 and the fiscal years ended July 31, 2010 and July 31, 2009, we paid the management company $40,778, $55,691 and $47,981, respectively, in management fees. We believe that the amounts paid to the management company approximate the rates that would be charged by a non-affiliated property management company. On April 20, 2011, we formally terminated the relationship, and no further property management fees were paid to this company after this date.

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

During the period from September 2006 through February 2010, Generex made payments in excess of $700,000 to an Ecuadorian corporation, MediExpress S.A., at the direction of Ms. Perri. Generex also paid approximately $385,000 to the principal of MediExpress during the period from August 2004 to December 2010 at the direction of Ms. Perri. We are aware that Ms. Perri had other business relationships with Medi-Express’ principal, and we have not been able to determine what business purpose of Generex was served by these payments.

The Special Committee of independent members of the Board of Directors retained outside counsel to investigate the foregoing payments. Based on the foregoing payments and other actions of Ms. Perri discovered following her termination, Generex has filed a counterclaim to litigation commenced by Ms. Perri against Generex. See the discussion under the caption “Dispute with Former Officer” under Part I, Item 3. Legal Proceedings of our Annual Report on Form 10-K which was filed on October 15, 2012.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2012 and 2011 to our independent auditors:

	Fiscal Year Ended July 31, 2012		Fiscal Year Ended July 31, 2011
Audit Fees	$146,070	(1)	$231,018	(1)
Audit-Related Fees	$-0-		$70,455	(2)
Tax Fees	$-0-	(3)	$-0-	(3)
All Other Fees	$99,220	(4)	$27,679	(4)
TOTAL	$246,490		$329,152

(1)	Represents charges of MSCM LLP, Generex's auditors for the financial statement audits of the fiscal years ended July 31, 2012 and 2011, including fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q filings.
(2)	Represents charges of MSCM LLP, Generex's auditor in the fiscal years ended July 31, 2011 for Sarbanes-Oxley Section 404 audit of internal controls over financial reporting.
(3)	MSCM LLP did not provide or bill for any tax services.
(4)	Represents fees associated with preliminary audit work related to Generex’s preparation of Antigen financial statements in anticipation of the proposed Antigen spinout and review of the Company’s registration statement on Form S-1.

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

PART IV

Item. 15           Exhibits and Financial Statements and Schedules.

Exhibits are incorporated herein by reference or are filed with this Form 10-K/A as set forth in the Exhibit Index beginning on page 21 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 19th day of October 2012.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General Counsel	October 19, 2012
Mark A. Fletcher	(Principal Executive Officer)

/s/ Stephen Fellows	Acting Chief Financial, Officer,	October 19, 2012
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 19, 2012
Brian T. McGee

/s/ John P. Barratt	Director	October 19, 2012
John P. Barratt

/s/ Nola E. Masterson	Director	October 19, 2012
Nola E. Masterson

/s/ Eric von Hofe	Director	October 19, 2012
Eric von Hofe

/s/ James H. Anderson	Director	October 19, 2012
James H. Anderson

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

