Form 10-Q
period 2012-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2012-12-10
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

555 RICHMOND STREET WEST, SUITE 604

TORONTO, ONTARIO

CANADA M5V 3B1

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 372,059,685 as of December 7, 2012.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - October 31, 2012 (unaudited) and July 31, 2012	1

Consolidated Statements of Operations — For the three-month periods ended October 31, 2012 and 2011, and cumulative from November 2, 1995 to October 31, 2012 (unaudited)	2

Consolidated Statements of Cash Flows — For the three-month periods ended October 31, 2012 and 2011, and cumulative from November 2, 1995 to October 31, 2012 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	29

Item 4. Controls and Procedures	30

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	34

Item 3. Defaults Upon Senior Securities	34

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	34

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	October 31, 2012	July 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$37,031	$246,309
Other current assets	116,256	200,552
Total Current Assets	153,287	446,861

Property and Equipment, Net	118,776	704,678
Assets Held for Investment, Net	852,832	858,377
Patents, Net	2,561,090	2,634,458

TOTAL ASSETS	$3,685,985	$4,644,374

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$7,777,732	$7,015,652
Deferred revenue	242,356	263,125
Current maturities of long-term debt	156,596	1,222,746
Total Current Liabilities	8,176,684	8,501,523

Long-Term Debt, Net	—	441,415

Derivative Warrant Liability (Note 10)	4,347,710	4,081,627

Total Liabilities	12,524,394	13,024,565

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Deficiency (Note 9):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares at October 31, 2012 and July 31, 2012, respectively ; 0 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares at October 31, 2012 and July 31, 2012, respectively ; 792 and 1,490 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and 0 shares at October 31, 2012 and July 31, 2012, respectively ; 750 and 0 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at October 31, 2012 and July 31, 2012, respectively; 370,260,904 and 354,161,297 shares issued and outstanding at October 31, 2012 and July 31, 2012, respectively	370,261	354,161
Additional paid-in capital	348,396,471	348,099,813
Deficit accumulated during the development stage	(358,370,276)	(357,611,780)
Accumulated other comprehensive income	765,135	777,615
Total Stockholders’ Deficiency	(8,838,409)	(8,380,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,685,985	$4,644,374

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

			Cumulative From
	For the Three Months Ended October 31,		November 2, 1995 (Date of Inception)
	2012	2011	to October 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$—	$9,931	$5,110,784

Cost of Goods Sold	—	3,262	1,620,375

Gross profit	—	6,669	3,490,409

Operating Expenses:
Research and development	653,395	1,979,502	132,629,359
Research and development - related party	—	—	220,218
Selling and marketing	—	75,661	9,333,214
General and administrative	1,286,636	1,421,284	149,088,792
General and administrative - related party	—	—	314,328
Total Operating Expenses	1,940,031	3,476,447	291,585,911

Operating Loss	(1,940,031)	(3,469,778)	(288,095,502)

Other Income (Expense):
Miscellaneous income	—	—	686,303
Income from assets held for investment, net (Note 11)	1,042,868	712,075	5,377,125
Interest income	225	519	7,782,118
Interest expense	(117,975)	(34,921)	(69,126,657)
Change in fair value of derivative liabilities (Note 10)	358,714	3,128,459	(357,263	)(1)
Loss on extinguishment of debt	—	—	(14,134,068)

Net Income/(Loss) Before Undernoted	(656,199)	336,354	(357,867,944)

Minority Interest Share of Loss	—	—	3,038,185

Net Income/(Loss)	(656,199)	336,354	(354,829,759)

Preferred Stock Dividend (Note 9)	102,297	—	3,540,517

Net Income/(Loss) Available to Common Stockholders	$(758,496)	$336,354	$(358,370,276)

Net Income/(Loss) Per Common Share (Note 8)
Basic	$(.002)	$.001
Diluted	$(.002)	$.001

Shares used in computing earnings/(loss) per share (Note 8)
Basic	364,310,359	313,342,608
Diluted	364,310,359	313,348,032

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to October 31, 2012" column. See Note 10 - Derivative Liabilities.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Three Months		November 2, 1995
	Ended October 31,		(Date of Inception)
	2012	2011	to October 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net income/(loss)	$(656,199)	$336,354	$(354,829,759)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation and amortization	117,027	163,703	10,025,567
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	88,582	1,353,976
(Gain)/Loss on disposal of property and equipment	(994,125)	(639,680)	(2,985,275)
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	—	11,783	4,011,938
Amortization of options and option modifications as stock compensation	9,993	22,690	3,421,219
Common stock issued for services rendered	114,250	48,195	14,621,529
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	188,514	212,490	1,431,218
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative liabilities	(358,714)	(3,128,459)	357,263 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	—	6,774	(15,047)
Miscellaneous receivables	—	—	43,812
Inventory	—	216,011	(20,091)
Other current assets	85,452	28,949	(97,496)
Accounts payable and accrued expenses	559,973	(13,908)	15,583,913
Deferred revenue	(20,769)	(6,471)	236,563
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(954,598)	(2,652,987)	(217,553,996)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(2,416)	(4,809,439)
Proceeds from sale of property and equipment	1,579,189	1,669,115	6,532,514
Costs incurred for patents	(23,475)	(39,621)	(2,863,521)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by/(Used in) Investing Activities	1,555,714	1,627,078	(4,579,713)

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Three Months		November 2, 1995
	Ended October 31,		(Date of Inception)
	2012	2011	to October 31, 2012
	(Unaudited)	(Unaudited)	(Unaudited)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	—	—	5,567,297
Repayment of long-term debt	(1,534,577)	(684,673)	(8,597,276)
Repayment of obligations under capital lease	—	—	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	—	—	45,728,281
Proceeds from exercise of stock options	—	—	5,003,793
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	725,000	—	17,030,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash (Used in)/Provided by Financing Activities	(809,577)	(684,673)	222,254,136

Effect of Exchange Rates on Cash	(817)	(18,712)	(83,396)

Net (Decrease)/Increase in Cash and Cash Equivalents	(209,278)	(1,729,294)	37,031

Cash and Cash Equivalents, Beginning of Period	246,309	2,798,797	—

Cash and Cash Equivalents, End of Period	$37,031	$1,069,503	$37,031

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to October 31, 2012" column. See Note 10 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$117,975	$34,921
Income taxes	$—	$—

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three months ended October 31, 2012 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2013. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $358 million and a working capital deficiency of approximately $8 million at October 31, 2012. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012 and the beginning of fiscal 2013.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on January 31, 2012 and August 8, 2012 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until February 1, 2013 and August 8, 2013, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 – Effects of Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In May 2011, the FASB issued further guidance on fair value measurements and disclosures which requires the categorization by level for items that are only required to be disclosed at fair value and information about transfers between Level 1 and Level 2. In addition, the update provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The guidance requires additional disclosure for Level 3 measurements regarding the sensitivity of fair value to changes in unobservable inputs and any interrelationships between those inputs. The guidance was effective for the Company’s interim period ended April 30, 2012. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

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

Note 3 – Stock-Based Compensation:

As of July 31, 2012, the Company had three stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 2,000,000 shares of common stock are reserved for issuance under the 2000 Stock Option Plan (the 2000 Plan), a total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). At October 31, 2012, there were 2,000,000, 4,124,444 and 8,354,823 shares of common stock reserved for future awards under the 2000 Plan, 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2012:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2012	10,979,634	$0.257
Granted	—	n/a
Forfeited or expired	—	n/a
Exercised	—	n/a
Outstanding, October 31, 2012	10,979,634	$0.257	$277,615
Exercisable, October 31, 2012	10,893,384	$0.254	$277,615

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 10,979,634 outstanding options at October 31, 2012 had a weighted average remaining contractual term of 3.92 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan for the three months ended October 31, 2012:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2012	172,500	$0.46
Granted	—	0.00
Vested	(86,250)	0.46
Forfeited	—	0.00
Outstanding, October 31, 2012	86,250	$0.46

As of October 31, 2012, the Company had $37,367 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.94 years.

Note 4 – Comprehensive Income and Loss:

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended October 31, 2012, was $668,679. Comprehensive income, which includes net income and the change in the foreign currency translation account, for the three months ended October 31, 2011, was $275,644.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	October 31, 2012	July 31, 2012
Accounts Payable & Accruals – General and Administrative	$3,971,015	$3,556,160
Accounts Payable & Accruals – Research and Development	2,822,961	2,691,192
Accounts Payable & Accruals – Selling and Marketing	311,329	290,534
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 9)	416,286	402,300
Executive Compensation and Directors’ Fees Payable	256,141	75,466
Total	$7,777,732	$7,015,652

Note 6 – Pending Litigation:

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

On May 20, 2011, Ms. Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming as defendants the Company and certain directors of the Company, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher. In this action, Ms. Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused the Company to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by the Company to third parties believed to be related to Ms. Perri. The Company intends to defend this action and pursue its counterclaim vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest.  The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each parties counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If the Company fails to make the payment following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000.

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

Note 7 – Commitments:

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

Note 8 – Net (Loss)/Income Per Share (“EPS”):

Basic EPS and Diluted EPS for the three-month period ended October 31, 2012 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 162,146,167 incremental shares at October 31, 2012, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the loss generated during that period.

Basic EPS and Diluted EPS for the three-month period ended October 31, 2011 have been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding and the diluted weighted average shares outstanding during that period, respectively. Per the treasury method of calculating Diluted EPS, 5,424 shares representing outstanding stock options which have an exercise price lower than the average market price for the quarter ended October 31, 2011 are included in the calculation of EPS. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices and common stock underlying convertible preferred stock, representing 110,086,551 incremental shares in aggregate, have been excluded from the October 31, 2011 computation of Diluted EPS, as they are anti-dilutive.

Note 9 – Stockholders’ Deficiency:

Common Stock

During the three months ended October 31, 2012, the Company issued or committed to issue 1,366,666 shares of common stock to various consultants for services rendered in the amount of $114,250. The shares were valued at an average of $0.08 per share.

During the three months ended October 31, 2012, the Company issued 8,727,498 shares of common stock in conjunction with the conversion of 698 shares of the Series B 9% Convertible Preferred Stock and 6,005,443 shares of common stock as make-whole payments on Series B 9% Convertible Preferred Stock.

Stock option expense related to executive and employee options granted in October 2009, resulting in a charge to operations during the three-month period ended October 31, 2012 of $9,993.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The stockholders’ deficiency transactions as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	8,727,498	$8,727	$(8,727)	$—
Issuance of common stock as make whole payments on convertible preferred stock	6,005,443	6,005	182,509	188,514
Issuance of common stock for services	1,366,666	1,367	112,883	114,250
Amortization of stock options as employee compensation	—	—	9,993	9,993
Total	16,099,607	$16,099	$296,658	$312,757

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the three months ended October 31, 2012:

Warrants
Outstanding, August 1, 2012	74,264,078
Issued	57,629,955
Outstanding, October 31, 2012	131,894,033

The outstanding warrants at October 31, 2012 have a weighted average exercise price of $0.19 per share and have a weighted average remaining life of 3.54 years.

As of October 31, 2012, the Company has 7,499,999 warrants with a current exercise price of $0.08 and an expiry date of January 25, 2016, 54,426,222 warrants with a current exercise price of $0.08 and an expiry date of March 31, 2016, 6,249,995 warrants with a current exercise price of $0.08 and an expiry date of July 11, 2016, 10,227,270 warrants with a current exercise price of $0.08 and an expiry date of September 30, 2016, 24,999,999 warrants with a current exercise price of $0.08 and an expiry date of February 2, 2017 and 9,375,000 warrants with a current exercise price of $0.08 and an expiry date of August 10, 2017 (112,778,485 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above that were issued in connection with the March 2008 private placement: (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement (up to an aggregate amount of 5,608,926, representing 5% of the common stock issued and outstanding immediately prior to March 31, 2008); (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to March 31, 2008; (c) the shares of common stock issued upon exercise of the warrants issued in March 2008; and (d) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors (up to an aggregate number of 11,217,852, representing 10% of the shares of common stock issued and outstanding immediately prior to March 31, 2008). On August 10, 2012, the Company’s triggering of the price protection features of the warrants that were issued in March 2008 resulting in a decrease of the exercise price from $0.15 to $0.08 per share and an increase in the number of warrants from 34,481,866 to 64,653,492.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on January 25, 2011 and in March and April 2011: (I) (a) shares of common stock or options to employees, officers, or directors of the Company pursuant to plans approved by a majority of the non-employee directors of the Company or pursuant to independent contractors pursuant to other agreements or arrangements in existence as of January 24, 2011, (b) securities issued upon the exercise or exchange of or conversion of any securities issued under the Securities Purchase Agreement dated January 24, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on January 24, 2011, provided that such securities have not been amended since their issue date through the date of conversion, exercise or exchange to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities (except certain adjustments to warrants expiring in March 2016 and September 2016 are not prohibited), and (c) shares of common stock or warrants to trade vendors of the Company approved by a majority of the non-employee members of the Board of Directors; provided that (II) (i) the shares issued under paragraphs I(a) and I(c) shall not, in the aggregate exceed 1,500,000 shares in each 30-day period during the first 90 days after January 24, 2011, (ii) there is a reasonable relationship between the value of the common stock or options issued pursuant to paragraphs I(a) and I(c) and the value of services rendered or goods provided and (iii) the Company does not rely in whole or in part on the exemptions provided in Sections 3(a)(9) or 3(a)(10) of the Securities Act. On August 10, 2012, the Company’s triggering of the price protection features of the warrants that were issued on January 25, 2011 and in March and April 2011 resulted in a decrease of the exercise price from $0.15 to $0.08 per share and an increase in the number of warrants from 4,000,000 to 7,499,999.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on July 8, 2011: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated July 8, 2011, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreement dated July 8, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on July 8, 2011, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities. On August 10, 2012, the triggering of the price protection features of the warrants that were issued in July 2011 resulted in a decrease of the exercise price from $0.15 to $0.08 per share and an increase in the number of warrants from 3,333,331 to 6,249,995.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on February 2, 2012: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated January 31, 2012, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011 and January 31, 2012 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on February 2, 2012, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities. On August 10, 2012, the triggering of the price protection features of the warrants that were issued in February 2012 resulted in a decrease of the exercise price from $0.15 to $0.08 per share and an increase in the number of warrants from 13,333,333 to 24,999,999.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on August 10, 2012: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated January 31, 2012, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011, January 31, 2012 and August 8, 2012 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on August 8, 2012, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of October 31, 2012, there were a total of 112,778,485 warrants with an estimated fair value of $4,347,710, which are identified on the consolidated balance sheet under the caption “Derivative Warrant Liability”.

Series A 9% Convertible Preferred Stock

The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as accompanying warrants to purchase 17,166,666 shares of common stocks. An aggregate of 17,166,666 shares of the Company’s common stock were issuable upon conversion of the convertible preferred stock which was issued at the initial closing. As of the end of our fiscal year 2012, all of the issued Series A 9% Convertible Preferred Stock had been converted to common stock. There were 17,166,666 shares of common stock which have been issued upon the conversion of the Series A convertible preferred stock and 6,129,666 shares of common stock issued as “make whole payments” on such conversions.

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.08 (as adjusted on August 10, 2012) per share, and will accrue a 9% dividend until February 1, 2015 and, beginning on February 2, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on March 31, 2012 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to February 1, 2015, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning February 1, 2015, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. On August 10, 2012, the triggering of the price protection features of the Series B 9% Convertible Preferred Stock resulted in a decrease of the conversion price from $0.15 to $0.08.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company may become obligated to redeem the convertible preferred stock in cash upon the occurrence of certain triggering events, including the failure to provide an effective registration statement covering shares of common stock issuable upon conversion of the convertible preferred stock, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Company’s common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation services. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock.

In conjunction with the issuance of the Series B convertible preferred stock, the Company also issued 13,333,333 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.08 (as adjusted on August 10, 2012) per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

As of October 31, 2012, 1,208 of the Series B convertible preferred stock had been converted to common stock. At October 31, 2012 and July 31, 2012, the “make whole payments” on the remaining convertible preferred stock in the amount of $213,786 and $402,300, respectively, are included in Accounts Payable and Accrued Expenses (see Note 5). The “make whole” amount was allocated as described directly below, when accounting for the initial proceeds from the Series B convertible preferred stock financing.

Accounting for proceeds from the Series B convertible preferred stock financing

The net cash proceeds from the Series B convertible preferred stock financing were $1,975,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statements of operations for the fiscal year ended July 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,975,000
Derivative warrant liability fair value	(1,811,746)
Make whole payments liability	(540,000)
Deemed dividend	$(376, 746)

Series C 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series C 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated August 8, 2012, the Company sold an aggregate of 750 shares of Series C convertible preferred stock, as well as accompanying warrants to purchase 9,375,000 shares of common stocks. An aggregate of 9,375,000 shares of the Company’s common stock were issuable upon conversion of the Series C convertible preferred stock which was issued at the initial closing.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.08 per share, and will accrue a 9% dividend until August 10, 2015 and, beginning on August 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on September 30, 2012 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to August 10, 2015, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning August 10, 2015, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

The Company may become obligated to redeem the convertible preferred stock in cash upon the occurrence of certain triggering events, including the failure to provide an effective registration statement covering shares of common stock issuable upon conversion of the convertible preferred stock, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of the Company, the occurrence of certain insolvency events relating to the Company, or the failure of the Company’s common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation services. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock.

In conjunction with the issuance of the Series C convertible preferred stock, the Company also issued 9,375,000 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.08 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

As of October 31, 2012, none of the Series C convertible preferred stock had been converted to common stock. At October 31, 2012, the “make whole payments” on the remaining Series C convertible preferred stock in the amount of $202,500 are included in Accounts Payable and Accrued Expenses (see Note 5). The “make whole” amount was allocated as described directly below, when accounting for the initial proceeds from the Series C convertible preferred stock financing.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for proceeds from the Series C convertible preferred stock financing

The net cash proceeds from the Series C convertible preferred stock financing were $725,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statements of operations for the quarter ended October 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$725,000
Derivative warrant liability fair value	(624,797)
Make whole payments liability	(202,500)
Deemed dividend	$(102,297)

Note 10 – Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at October 31, 2012 and July 31, 2012 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at October 31, 2012 are all currently exercisable with a weighted-average remaining life of 3.76 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of income of $358,714 within the Company’s consolidated statements of operations for the three months ended October 31, 2012 and income of $3,128,459 for the three months ended October 31, 2011, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at October 31, 2012 and July 31, 2012 was $4,347,710 and $4,081,627, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2011 until October 31, 2012:

	Value	No. of Warrants
Balance at August 1, 2011 – Derivative warrant liability	$8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(7,230,734)	(49,863,260)
Additional warrants issued in February 2012 financing	1,811,746	13,333,333
Additional warrants from price protection features of existing warrants	1,548,813	11,444,440
Decrease in fair value of derivative warrant liability	(793,706)	n/a
Balance at July 31, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants from price protection features of existing warrants	3,102,355	48,254,955
Decrease in fair value of derivative warrant liability	(3,461,069)	n/a
Balance at October 31, 2012 – Derivative warrant liability	$4,347,710	112,778,485

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2012 and July 31, 2012. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the October 31, 2012 and July 31, 2012 fair value calculations were as follows:

	October 31, 2012	July 31, 2012

Current exercise price	$0.08	$0.15
Time to expiration	3.76 years	3.9 years
Risk-free interest rate	0.54%	0.45%
Estimated volatility	87%	104%
Dividend	-0-	-0-
Stock price at period end date	$0.056	$0.093

Note 11 – Income from Assets Held for Investment, net:

In September 2012, the Company sold its head office real estate in Toronto for gross proceeds after real estate commissions of $1,579,189. This property had a net book value of $585,064, resulting in an accounting gain of $994,125 which is included in income from assets held for investment, net on the consolidated statement of operations. The net proceeds after commissions and other expenses were used to discharge or partially discharge the first and second mortgages on the property. The first mortgage on the property, with remaining principal of $480,951, was discharged completely upon sale. The remaining net proceeds of $1,028,780 after expenses and the discharge of the first mortgages was used to partially discharge the second mortgage and the Company did not receive any of the net proceeds from this property sale.

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

The remaining income of $48,743 in this category in the three months ended October 31, 2012, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $72,395 in the prior year period.

Note 12 – Subsequent Events:

On November 30, 2012, the Company’s subsidiary, Generex Pharmaceuticals Inc., entered in to an agreement with a private lender for a mortgage loan of $855,000 with an annual interest rate of 9.75% and a maturity date of November 30, 2013, secured by real estate owned by the subsidiary. The prior mortgage loan of $156,596 was discharged from the proceeds and the Company received approximately $620,000, after the prior mortgage discharge, legal expenses and other fees.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2012 and 2011. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2012.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2012 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $358,370,276 at October 31, 2012. As of October 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during 2012, nor are any expected to these countries during the remainder of 2012 or first half of 2013.

In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The first Oral-lyn™ global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn™ clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. We are currently in ongoing discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Site closure, data validation and compilation, as well as analysis of the data must be completed before the study can be finalized and the results published. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2012 fiscal year or in the first quarter of the 2013 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2012 or in the first quarter of fiscal 2013 and do not currently have any plans to expend further resources on these products.

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

In May 2009, Mannkind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA(R) (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2012, we have received only limited revenues from operations. We did not have any revenue for the three months ended October 31, 2012 and in the fiscal year ended July 31, 2012, we generated $28,651 in revenue. The revenue in each of the fiscal periods pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

During the first three months of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. We are currently in ongoing discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

During the first three months of the current fiscal year and during the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. Antigen has one vaccine currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer and has completed a Phase I clinical trial for a vaccine for H5N1 avian influenza at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the three months ended October 31, 2012, approximately 21% of our $653,395 in research and development expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.  During the three months ended October 31, 2011, approximately 73% of our total $1,979,502 in research and development expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to morphine, fentanyl or other buccal projects.

During the three months ended October 31, 2012, approximately 79%, or $514,446 of our research and development expenses was attributable to Antigen's immunomedicine compared to approximately 27%, or $534,471, of our research and development expenses for the three months ended October 31, 2011.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. In the fiscal year ended July 31, 2012, we recorded a write down of $440,780 on certain patents. There have been no patent write downs or disposals in the 2013 fiscal year to date.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of October 31, 2012 and July 31, 2012, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three Months Ended October 31, 2012 Compared to Three Months Ended October 31, 2011

We had a net loss for the quarter ended October 31, 2012 of $656,199 versus net income of $336,354 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was caused by operating expenses of $1,940,031, which were primarily offset by income from assets held for investment of $1,042,868 and a gain due to the change in fair value of the derivative liabilities of $358,714, while in the prior year operating expenses were $3,476,447 offset by income from assets held for investment of $712,075 and a gain due to the change in fair value of the derivative liabilities of $3,128,459.  Our operating loss for the quarter ended October 31, 2012 decreased to $1,940,031 compared to $3,469,778 in the same fiscal quarter of 2012.  The decrease in operating loss resulted from a decrease in selling and marketing expense (to $0 from $75,661), a decrease in research and development expenses (to $653,395 from $1,979,502), and a decrease in general and administrative expenses (to $1,286,636 from $1,421,284). We did not have any revenues in the quarter ended October 31, 2012, compared to $9,931 for the quarter ended October 31, 2011, reflecting our decision to discontinue sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in in the first quarter of the prior fiscal year. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in payroll related expenses of approximately $210,000 and a decrease in professional services expenses including legal and consulting services of approximately $68,000 in the quarter ended October 31, 2012, as compared to the previous year quarter ended October 31, 2011, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the quarter ended October 31, 2012 versus the prior year comparative quarter is associated with no longer expending resources on the over-the-counter products in the current fiscal period.

Our interest expense in the first quarter of fiscal 2013 was $117,975 compared to the previous year’s fiscal quarter at $34,921 due to the amortization of fees and costs associated with the January and February 2012 property financings, as well as penalties incurred upon the early discharge of the mortgages on the sale of our office property in September 2012.   We recognized higher income from assets held for investment (net of expense) of $1,042,868 in the first quarter of fiscal 2013 compared to $712,075 in the same quarter of the previous fiscal year due to the almost $1.0 million accounting gain on the aforementioned property sale. In the prior year’s quarter, we had a gain on sale of properties held for investment of approximately $640,000. Change in fair value of derivative liabilities contributed a gain of $358,714 in the first quarter of fiscal 2013 versus a gain of $3,128,459 in the first fiscal quarter of fiscal 2012.

Our net income available to shareholders was decreased by $102,297 in the first quarter of fiscal 2013 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in August 2012. This amount represents a deemed dividend to the investors as a result of this financing, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.  There was no preferred stock dividend in the comparable period of fiscal 2012.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $4.0 million during fiscal 2012 (including the net proceeds from mortgage financings in January and February 2012) and approximately $725,000 during fiscal 2013 to date, our cash balances have been extremely low thus far in fiscal 2013.

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

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, the reverse stock split could only be implemented in conjunction with an effort to list our common stock on a national stock exchange. The stockholder approval expired on December 7, 2012 and we will have to resubmit the matter for stockholder approval, if we wish to proceed with the reverse stock split portion of the strategic development plan. The terms of the securities purchase agreements that we entered into on January 31, 2012 and August 8, 2012 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

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

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012 and August 8, 2012 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

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

Proceeds from Recent Financing

On August 8, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series C 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on August 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 18,750,000 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $725,000 from this transaction, which are reflected in the financial statements for the fiscal quarter ending October 31, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

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

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. We agreed to file the registration statement and to use our best efforts to have the registration statement declared effective within 120 days after closing. If these deadlines were not met, we would be liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective by the SEC on November 8, 2012.

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010, the warrants issued in connection with the January 2011 registered direct offering and option thereunder and the warrants issued in July 2011, February 2012 and August 2012 in connection with the issuance of the Series A 9% Convertible Preferred Stock, Series B 9% Convertible Preferred Stock and Series C 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

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

As of December 7, 2012, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At December 7, 2012, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, July 2011, February 2012 and August 2012 registered direct offerings were as follows:

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15 and currently to $0.08 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February and August 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 10 to the Notes to Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

As of December 7, 2012, outstanding Series Warrants were as follows:

Date Issued	Aggregate No. of Shares Unexercised		Exercise Price*	Expiration Date
March 31, 2008	54,426,222	**	$0.08	March 31, 2016

March 31, 2008	10,227,270	**	$0.08	September 30, 2016

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

**On August 10, 2012, in connection with the issuance of the Series C convertible preferred stock, the exercise price of these warrants was adjusted down to $0.08 (from $0.15), with a corresponding increase in warrants from 29,027,322 to 54,426,222 and 5,454,544 to 10,227,270, respectively.

Cash Flows for the Three months ended October 31, 2012

For the three months ended October 31, 2012, we used $954,598 in cash to fund our operating activities. The use for operating activities included a net loss of $656,199, changes to working capital including a decrease of $20,769 related to deferred revenue, offset by an increase related to accounts payable and accrued expenses of $559,973 and an increase related to other current assets of $85,452,

The use of cash was offset by non-cash expenses of $117,027 related to depreciation and amortization, stock-based compensation to employees of $9,993, stock-based compensation issued in exchange for services rendered by consultants of $114,250 and common stock issued for interest on our convertible preferred stock of $188,514. There was also a year-to-date non-cash gain of $358,714 related to the fair valuation of the derivative liabilities at October 31, 2012 and an accounting gain of $994,125 related to the sale of our office property.

We had net cash provided by investing activities of $1,555,714 in the three months ended October 31, 2012, representing primarily the net proceeds after real estate commissions of $1,579,189 related to the sale of the office property, offset by costs incurred for patents of $23,475.

We had cash used in financing activities in the three months ended October 31, 2012 of $809,577, which pertained primarily to the repayment of long-term debt upon sale of our office property of $1,534,577, offset by $725,000 in net proceeds from sales of convertible preferred stock in August 2012.

Our net working capital at October 31, 2012 improved slightly to negative $8,023,397 from negative $8,054,662 at July 31, 2012, which was attributed largely to the reduction in the current portion of our long-term debt upon the sale of our office property in September 2012 and the net proceeds from the Series C convertible preferred stock financing in August 2012, offset by our cash used in operations for the three-month period ended October 31, 2012.

Conversion of Outstanding Series A, Series B and Series C 9% Convertible Preferred Stock

All outstanding shares of our Series A 9% Convertible Preferred Stock were converted into shares of our common stock prior to the end of our previous fiscal year ended July 31, 2012. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of December 7, 2012, 1,208 of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted and no dividends had been paid through this date. A total of 15,102,500 shares of common stock have been issued upon the conversion of 1,208 shares of Series B convertible preferred stock and we have issued 4,542,887 additional shares of common stock on such conversions of the Series B convertible preferred as “make whole” payments on the conversions.

As of December 7, 2012, 100 of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted and no dividends have been paid through this date. A total of 1,250,000 shares of common stock have been issued upon the conversion of 100 shares of Series C convertible preferred stock and we have issued 548,781 additional shares of common stock on such conversions of the Series C convertible preferred as “make whole” payments on the conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements for the period ended October 31, 2012, nor has sanofi-aventis terminated the agreement.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, for further descriptions of our transactions with related parties during the last fiscal year.

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

As of October 31, 2012, we had fixed rate debt totaling $156,596. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$156,596	10.0%

This debt instrument matures in January 2013. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of October 31, 2012, there were 112,778,485 warrants outstanding subject to price protection provisions with an estimated fair value of $4,347,710 or $0.039 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2012, the Company’s disclosure controls and procedures are not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

During management’s evaluation of our disclosure controls and procedures, management identified the existence of material weaknesses in the Company’s internal controls over financial reporting, because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions for which the Company previously engaged outside advisors. These weaknesses had also been previously identified in our review of controls for the fiscal period ended July 31, 2012.

The Company has not adopted any new accounting policies in the fiscal year ended July 31, 2012 or in the fiscal quarter ended October 31, 2012 which would have a material impact on the Company’s consolidated financial statements. Accordingly, management believes that the consolidated financial statements included in this quarterly report on Form 10-Q fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2012, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting. However, during the fiscal quarter ended July 31, 2012, the Company’s reduction in accounting personnel and the absence of available resources to engage third party consultants with financial reporting expertise, resulted in changes to the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting and such weaknesses have not yet been remediated as of the current date.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In December 2011, a vendor of Generex commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest.  We responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and we have agreed to pay the plaintiff $125,000, following the spinout of our subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each parties counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If we fail to make the payment, following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment against us in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000.

See Note 6 – Pending Litigation of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2012, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012 and August 8, 2012 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013 and August 10, 2013, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $358,370,276 at October 31, 2012. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $358,370,276 at October 31, 2012, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,838,409 at that date. We received a report from our independent auditors for the year ended July 31, 2012 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

Our Chief Executive Officer and Acting Chief Financial Officer have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and have concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Form 10-K filed on October 15, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors have issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting. Due to our limited resources, management has not implemented a plan to mitigate the above material weaknesses.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At October 31, 2012, there were 131,894,033 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010, in the registered direct offering in January to April 2011 and in the registered direct offerings in July 2011, February 2012 and August 2012. In addition, in connection with the private placement that closed on August 10, 2012, an additional 9,375,000 shares of common stock are issuable upon conversion of the recently issued Series C 9% Convertible Preferred Stock, as well as 9,897,500 shares of common stock issuable upon conversion of the remaining 792 shares of Series B 9% Convertible Preferred Stock. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 41% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we are in need of the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price. Most of our outstanding warrants have price protection provisions, which decrease the exercise price of the warrant and increase the number of shares which may be purchased upon exercise of the warrants, if we sell additional equity at an effective price per common share less than the current exercise price of the warrant. Therefore, equity financings at a low price per share will result in even more dilution to existing shareholders.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2012, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Seahawk Capital Partners, Inc., a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2013, as well as in relation to a finder’s fee for our February 2012 Series C convertible preferred stock financing.   During the three months ended October 31, 2012, we issued or committed to issue 450,000 shares of common stock to Seahawk Capital Partners pursuant to the consulting agreement and 750,000 shares as the finder’s fee. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2012.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 10, 2012	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: December 10, 2012	By:	/s/ Stephen Fellows
Stephen Fellows
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

