Form 10-Q
period 2013-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2013-03-11
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 490,001,537 as of March 8, 2013.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
January 31, 2013 (unaudited) and July 31, 2012	1

Consolidated Statements of Operations - For the three and six-month periods ended January 31, 2013 and 2012, and cumulative from
November 2, 1995 to January 31, 2013 (unaudited)	2

Consolidated Statements of Cash Flows - For the six-month
periods ended January 31, 2013 and 2011, and cumulative from
November 2, 1995 to January 31, 2013 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	36

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	36

Item 6. Exhibits	36

Signatures	36

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS

	January 31, 2013	July 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$1,122,712	$246,309
Other current assets	187,272	200,552
Total Current Assets	1,309,984	446,861

Property and Equipment, Net	107,531	704,678
Assets Held for Investment, Net	843,091	858,377
Patents, Net	2,479,840	2,634,458

TOTAL ASSETS	$4,740,446	$4,644,374

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$7,667,261	$7,015,652
Deferred revenue	237,825	263,125
Convertible preferred stock liability (Note 10)	750,000	—
Current maturities of long-term debt (Note 11)	853,119	1,222,746
Total Current Liabilities	9,508,205	8,501,523

Long-Term Debt, Net	—	441,415

Derivative Warrant Liability (Note 10)	6,127,098	4,081,627

Total Liabilities	15,635,303	13,024,565

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Deficiency (Note 9):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at January 31, 2013 and July 31, 2012, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares at January 31, 2013 and July 31, 2012, respectively; -0- and 1,490 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0- shares at January 31, 2013 and July 31, 2012, respectively; -0- and -0- shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0- shares at January 31, 2013 and July 31, 2012, respectively; 750 and -0- shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	—	—
Common stock, $.001 par value; authorized 750,000,000 shares at January 31, 2013 and July 31, 2012, respectively; 488,053,750 and 354,161,297 shares issued and outstanding at January 31, 2013 and July 31, 2012, respectively	488,054	354,161
Additional paid-in capital	351,863,126	348,099,813
Deficit accumulated during the development stage	(364,011,261)	(357,611,780)
Accumulated other comprehensive income	765,224	777,615
Total Stockholders’ Deficiency	(10,894,857)	(8,380,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,740,446	$4,644,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Six Months Ended		For the Three Months Ended		(Date of Inception)
	January 31,		January 31,		January 31,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$—	$14,889	$—	$4,958	$5,110,784

Cost of Goods Sold	—	6,892	—	3,630	1,620,375

Gross profit	—	7,997	—	1,328	3,490,409

Operating Expenses:
Research and development	1,153,877	2,708,668	500,482	729,166	133,129,841
Research and development - related party	—	—	—	—	220,218
Selling and marketing	—	149,058	—	73,397	9,333,214
General and administrative	2,076,934	2,406,280	790,298	984,996	149,879,090
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	3,230,811	5,264,006	1,290,780	1,787,559	292,876,691

Operating Loss	(3,230,811)	(5,256,009)	(1,290,780)	(1,786,231)	(289,386,282)

Other Income (Expense):
Miscellaneous income	—	—	—	—	686,303
Income from assets held for investment, net (Note 11)	1,083,866	780,324	40,998	68,249	5,418,123
Interest income	307	765	82	246	7,782,200
Interest expense	(367,256)	(94,832)	(249,281)	(59,911)	(69,375,938)
Change in fair value of derivative liabilities (Note 10)	(3,783,290)	(4,212,545)	(4,142,004)	(7,341,004)	(4,499,267	)(1)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net Loss Before Undernoted	(6,297,184)	(8,782,297)	(5,640,985)	(9,118,651)	(363,508,929)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net Loss	(6,297,184)	(8,782,297)	(5,640,985)	(9,118,651)	(360,470,744)

Preferred Stock Dividend (Note 9)	102,297	—	—	—	3,540,517

Net Loss Available to Common Stockholders	$(6,399,481)	$(8,782,297)	$(5,640,985)	$(9,118,651)	$(364,011,261)

Basic and Diluted Net Loss Per
Common Share (see Note 8)	$(.02)	$(.03)	$(.01)	$(.03)

Weighted Average Number of Shares
of Common Stock Outstanding
- basic and diluted (Note 8)	375,366,195	316,950,033	386,422,031	320,557,458

(1)	Includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to January 31, 2013" column. See Note 11 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Six Months		November 2, 1995
	Ended January 31,		(Date of Inception)
	2013	2012	to January 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(6,297,184)	$(8,782,297)	$(360,470,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,603	320,127	10,143,143
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	88,582	1,353,976
Gain on disposal of property and equipment	(993,867)	(726,464)	(2,985,017)
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	—	11,783	4,011,938
Amortization of options and option modifications as stock compensation	19,697	44,415	3,430,923
Common stock issued for services rendered	185,342	393,145	14,692,621
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	604,800	347,490	1,847,504
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative liabilities	3,783,290	4,212,545	4,499,267 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	—	8,472	(15,047)
Miscellaneous receivables	—	—	43,812
Inventory	—	215,834	(20,091)
Other current assets	39,179	(116,509)	(143,769)
Accounts payable and accrued expenses	449,789	(617,777)	15,473,729
Deferred revenue	(25,300)	(11,426)	232,032
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(1,999,651)	(4,612,080)	(218,599,049)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(2,416)	(4,809,439)
Proceeds from sale of property and equipment	1,578,779	1,788,554	6,532,104
Costs incurred for patents	(40,234)	(82,530)	(2,880,280)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short-term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by/(Used in) Investing Activities	1,538,545	1,703,608	(4,596,882)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Six Months		November 2, 1995
	Ended January 31,		(Date of Inception)
	2013	2012	to January 31, 2013
Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	866,403	1,351,472	6,433,700
Repayment of long-term debt	(1,692,957)	(701,363)	(8,755,656)
Repayment of obligations under capital lease	—	—	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	724,664	30,000	46,452,945
Proceeds from exercise of stock options	86	—	5,003,879
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	1,450,000	—	17,755,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	1,348,196	680,109	224,411,909

Effect of Exchange Rates on Cash	(10,687)	(25,657)	(93,266)

Net Increase/(Decrease) in Cash and Cash Equivalents	876,403	(2,254,020)	1,122,712

Cash and Cash Equivalents, Beginning of Period	246,309	2,798,797	—

Cash and Cash Equivalents, End of Period	$1,122,712	$544,777	$1,122,712

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to January 31, 2013" column. See Note 11 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$143,333	$94,832
Income taxes	$—	$—

Disclosure of non-cash investing and financing activities:
Par value of common stock issued in conjunction with cashless exercise of warrants	$29,185	$9,782
Issuance of common stock as interest on convertible preferred stock	$604,800	$347,490

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three and six months ended January 31, 2013 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $364 million and a working capital deficiency of approximately $8.2 million at January 31, 2013. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012 and the beginning of fiscal 2013.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until February 1, 2013, August 8, 2013 and December 10, 2013, respectively. Furthermore, the Company does not currently have any remaining authorized shares of common stock which are not reserved for issuance on exercise of outstanding warrants and conversion of outstanding preferred stock. If the stockholders do not approve a proposed increase to our authorized common stock from 750,000,000 to 1,500,000,000 shares at the Company’s annual stockholders meeting scheduled on March 28, 2013, the Company may be unable to raise additional funds to continue operations. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

Note 3 – Stock-Based Compensation:

As of July 31, 2012, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 30,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan (the 2006 Plan). At January 31, 2013, there were 4,555,222 and 8,122,456 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

The 2001 and 2006 Plans (the Plans) are administered by the Board of Directors (the Board). The Board is authorized to select from among eligible employees, directors, advisors and consultants those individuals to whom options are to be granted and to determine the number of shares to be subject to, and the terms and conditions of the options. The Board is also authorized to prescribe, amend and rescind terms relating to options granted under the Plans. Generally, the interpretation and construction of any provision of the Plans or any options granted hereunder is within the discretion of the Board.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the six months ended January 31, 2013:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2012	10,979,634	$0.257
Granted	—	n/a
Forfeited or expired	440,778	0.736
Exercised	85,701	0.001	$3,342
Outstanding, January 31, 2013	10,453,155	$0.239	$220,359
Exercisable, January 31, 2013	10,369,405	$0.236	$220,359

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 10,453,155 outstanding options at January 31, 2013 had a weighted average remaining contractual term of 3.71 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan for the six months ended January 31, 2013:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2012	172,500	$0.46
Granted	—	0.00
Vested	(86,250)	0.46
Forfeited	(2,500)	0.46
Outstanding, January 31, 2013	83,750	$0.46

As of January 31, 2013, the Company had $27,373 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.69 years.

Note 4 – Comprehensive Income and Loss:

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2013, was $6,309,575. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2012, was $8,867,336.

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2013, was $5,640,896. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2012, was $9,142,980.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	January 31, 2013	July 31, 2012
Accounts Payable & Accruals – General and Administrative	$3,716,106	$3,556,160
Accounts Payable & Accruals – Research and Development	3,055,890	2,691,192
Accounts Payable & Accruals – Selling and Marketing	315,846	290,534
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 10)	202,500	402,300
Executive Compensation and Directors’ Fees Payable	376,919	75,466
Total	$7,667,261	$7,015,652

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

In December 2011, a vendor of the Company commenced an action against the Company and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest.  The Company responded to this statement of claim and also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and the Company has agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each party’s counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If the Company fails to make the payment following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000.

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

Note 7 – Commitments:

On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi”). Under this agreement, sanofi will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement. Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement require the Company to make certain minimum purchases of insulin from sanofi through the period ended December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement. After December 31, 2011, sanofi may terminate the agreement due to the Company’s failure to meet such purchase commitments. Upon termination, the Company would be obligated to pay sanofi for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. To date, the Company has not provided forecasts to sanofi for the purchase of insulin and sanofi has not terminated the agreement.

Note 8 – Net Loss Per Share (“EPS”):

Basic EPS and Diluted EPS for the three and six-month periods ended January 31, 2013 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 270,883,228 incremental shares at January 31, 2013, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the loss generated during that period.

Basic EPS and Diluted EPS for the three and six-month periods ended January 31, 2012 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding and the diluted weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 82,654,887 incremental shares at January 31, 2012, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the loss generated during that period.

Note 9 – Stockholders’ Deficiency:

Common Stock

During the six months ended January 31, 2013, the Company issued or committed to issue 2,457,022 shares of common stock to various consultants for services rendered in the amount of $185,342. The shares were valued at an average of $0.075 per share.

During the six months ended January 31, 2013, the Company issued 58,037,496 shares of common stock in conjunction with the conversion of 2,240 shares of the Series B and Series C 9% Convertible Preferred Stock and 19,972,102 shares of common stock as “make-whole” dividend payments on the Series B and Series C 9% Convertible Preferred Stock.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

During the six months ended January 31, 2013, the Company issued 24,155,457 shares of common stock upon the exercise of warrants which had an exercise price of $0.03 per share. The Company received cash proceeds of $724,664 upon these warrant exercises.

During the six months ended January 31, 2013, the Company issued 29,184,675 shares of common stock upon the cashless exercise of 85,272,640 warrants which had an exercise price of $0.03 per share. The warrants exercised had an estimated fair value of $2,362,616 on the date of exercise.

During the six months ended January 31, 2013, the Company issued 85,701 shares of common stock upon the exercise of employee stock options which had an exercise price of $0.001 per share. The Company received cash proceeds of $86 upon this option exercise.

Stock option expense related to executive and employee options granted in October 2009, resulting in a charge to operations during the six-month period ended January 31, 2013 of $19,697.

The stockholders’ deficiency transactions as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	58,037,496	$58,038	$(58,038)	$—
Issuance of common stock as make-whole payments on convertible preferred stock	19,972,102	19,972	584,828	604,800
Issuance of common stock for services	2,457,022	2,457	182,885	185,342
Issuance of common stock for cash warrant exercises	24,155,457	24,155	700,508	724,664
Issuance of common stock for cashless warrant exercises	29,184,675	29,185	2,333,431	2,362,616
Issuance of common stock for stock option exercises	85,701	86	—	86
Amortization of stock options as employee compensation	—	—	19,697	19,697
Total	133,892,453	$133,893	$3,763,312	$3,897,205

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the six months ended January 31, 2013:

Warrants
Outstanding, August 1, 2012	74,264,078
Add: Issued	270,594,093
Less: Exercised	109,428,097
Outstanding, January 31, 2013	235,430,074

The outstanding warrants at January 31, 2013 have a weighted average exercise price of $0.097 per share and have a weighted average remaining life of 3.48 years.

As of January 31, 2013, the Company has 125,910,402 warrants with a current exercise price of $0.03 and an expiry date of March 31, 2016, 6,041,893 warrants with a current exercise price of $0.03 and an expiry date of July 11, 2016, 27,272,720 warrants with a current exercise price of $0.03 and an expiry date of September 30, 2016, 7,524,145 warrants with a current exercise price of $0.03 and an expiry date of February 2, 2017, 24,565,367 warrants with a current exercise price of $0.03 and an expiry date of August 10, 2017 and 24,999,999 warrants with a current exercise price of $0.03 and an expiry date of December 10, 2017 (216,314,526 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants described above that were issued in connection with the March 2008 private placement: (a) shares of common stock or standard options to the Company’s directors, officers, employees or consultants pursuant to a board-approved equity compensation program or other contract or arrangement (up to an aggregate amount of 5,608,926, representing 5% of the common stock issued and outstanding immediately prior to March 31, 2008); (b) shares of common stock issued upon the conversion or exercise of any security, right or other instrument convertible or exchangeable into common stock (or securities exchangeable into common stock) issued prior to March 31, 2008; (c) the shares of common stock issued upon exercise of the warrants issued in March 2008; and (d) shares of common stock and warrants in connection with strategic alliances, acquisitions, mergers, and strategic partnerships, the primary purpose of which is not to raise capital, and which are approved in good faith by the Company’s board of directors (up to an aggregate number of 11,217,852, representing 10% of the shares of common stock issued and outstanding immediately prior to March 31, 2008). On December 10, 2012, the Company’s triggering of the price protection features of the warrants that were issued in March 2008 resulting in a decrease of the exercise price from $0.08 to $0.03 per share and an increase in the number of warrants from 64,653,492 to 172,409,312.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on July 8, 2011: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated July 8, 2011, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreement dated July 8, 2011 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on July 8, 2011, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities. On December 10, 2012, the triggering of the price protection features of the warrants that were issued in July 2011 resulted in a decrease of the exercise price from $0.08 to $0.03 per share and an increase in the number of warrants from 6,249,995 to 16,666,653.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on February 2, 2012: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated January 31, 2012, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011 and January 31, 2012 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on February 2, 2012, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities. On December 10, 2012, the triggering of the price protection features of the warrants that were issued in February 2012 resulted in a decrease of the exercise price from $0.08 to $0.03 per share and an increase in the number of warrants from 24,999,999 to 66,666,664.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on August 10, 2012: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated August 8, 2012, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011, January 31, 2012 and August 8, 2012 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on August 8, 2012, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities. On December 10, 2012, the triggering of the price protection features of the warrants that were issued in August 2012 resulted in a decrease of the exercise price from $0.08 to $0.03 per share and an increase in the number of warrants from 9,375,000 to 24,999,998.

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on December 10, 2012: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated December 10, 2012, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011, January 31, 2012, August 8, 2012 and December 10, 2012 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on December 10, 2012, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of January 31, 2013, there were a total of 216,314,526 warrants with an estimated fair value of $6,127,098, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Series A 9% Convertible Preferred Stock

The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as accompanying warrants to purchase 17,166,666 shares of common stocks. An aggregate of 17,166,666 shares of the Company’s common stock were issuable upon conversion of the convertible preferred stock which was issued at the initial closing. As of the end of the Company’s fiscal year 2012, all of the issued Series A 9% Convertible Preferred Stock had been converted to common stock. There were 17,166,666 shares of common stock issued upon the conversion of the Series A convertible preferred stock and 6,129,666 shares of common stock issued as “make-whole payments” on such conversions.

Series B 9% Convertible Preferred Stock

The Company has authorized 2,000 shares of Series B 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated January 31, 2012, the Company sold an aggregate of 2,000 shares of Series B convertible preferred stock, as well as accompanying warrants to purchase 13,333,333 shares of common stocks. An aggregate of 13,333,333 shares of the Company’s common stock were issuable upon conversion of the Series B convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series B convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the remaining 792 shares of Series B convertible preferred stock as of December 10, 2012 from 9,897,500 to 26,393,333. As of the end of the Company’s fiscal quarter ended January 31, 2013, all of the issued Series B 9% Convertible Preferred Stock had been converted to common stock. There were 38,019,163 shares of common stock issued upon the conversion of the Series B convertible preferred stock and 11,207,750 shares of common stock issued as “make-whole payments” on such conversions.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting for proceeds from the Series B convertible preferred stock financing

The net cash proceeds from the Series B convertible preferred stock financing were $1,975,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make-whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statements of operations for the fiscal year ended July 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,975,000
Derivative warrant liability fair value	(1,811,746)
Make-whole payments liability	(540,000)
Deemed dividend	$(376,746)

Series C 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series C 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated August 8, 2012, the Company sold an aggregate of 750 shares of Series C convertible preferred stock, as well as accompanying warrants to purchase 9,375,000 shares of common stocks. An aggregate of 9,375,000 shares of the Company’s common stock were issuable upon conversion of the Series C convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series C convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the 650 shares of Series C convertible preferred stock as of December 10, 2012 from 8,125,000 to 21,666,666. As of the end of the Company’s fiscal quarter ended January 31, 2013, all of the issued Series C 9% Convertible Preferred Stock had been converted to common stock. There were 22,916,665 shares of common stock issued upon the conversion of the Series C convertible preferred stock and 6,664,863 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series C convertible preferred stock financing

The net cash proceeds from the Series C convertible preferred stock financing were $725,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make-whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statements of operations for the quarter ended October 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$725,000
Derivative warrant liability fair value	(624,797)
Make-whole payments liability	(202,500)
Deemed dividend	$(102,297)

Series D 9% Convertible Preferred Stock

See Note 10 – Derivative Liabilities below for a discussion of the Series D 9% Convertible Preferred Stock financing and the accounting for this transaction.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at January 31, 2013 and July 31, 2012 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at January 31, 2013 are all currently exercisable with a weighted-average remaining life of 3.61 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a loss of $3,783,290 within the Company’s consolidated statements of operations for the six months ended January 31, 2013 and a loss of $4,212,545 for the six months ended January 31, 2012, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at January 31, 2013 and July 31, 2012 was $6,127,098 and $4,081,627, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2011 until January 31, 2013:

	Value	No. of Warrants
Balance at August 1, 2011 – Derivative warrant liability	$8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(7,230,734)	(49,863,260)
Additional warrants issued in February 2012 financing	1,811,746	13,333,333
Additional warrants from price protection features of existing warrants	1,548,813	11,444,440
Decrease in fair value of derivative warrant liability	(793,706)	n/a
Balance at July 31, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(3,087,279)	(109,428,097)
Decrease in fair value of derivative warrant liability	(3,738,952)	n/a
	$6,127,098	216,314,526

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of January 31, 2013 and July 31, 2012. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the January 31, 2013 and July 31, 2012 fair value calculations were as follows:

	January 31, 2013	July 31, 2012

Current exercise price	$0.03	$0.15
Time to expiration	3.61 years	3.9 years
Risk-free interest rate	0.65%	0.45%
Estimated volatility	84%	104%
Dividend	-0-	-0-
Stock price at period end date	$0.045	$0.093

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Derivative convertible preferred stock liability (Series D 9% Convertible Preferred Stock)

The Company has authorized 750 shares of Series D 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated December 10, 2012, the Company sold an aggregate of 750 shares of Series D convertible preferred stock, as well as accompanying warrants to purchase 24,999,999 shares of common stocks. An aggregate of 24,999,999 shares of the Company’s common stock are issuable upon conversion of the Series D convertible preferred stock which was issued at the initial closing.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until December 10, 2015 and, beginning on December 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on December 31, 2012 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to December 10, 2015, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning December 10, 2015, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the Series D convertible preferred stock, the Company also issued 24,999,999 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in this note above.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to the anti-dilution adjustments to the Company’s outstanding Series B and Series C preferred stock, and the various warrants with anti-dilution provisions, which resulted from the issuance of the Series D convertible preferred stock, the Company does not have sufficient authorized Common Stock to issue upon conversion of all of its outstanding preferred stock and exercise of all of its outstanding warrants. The investors have agreed that the Series D convertible preferred stock and the warrants to be issued will not be convertible or exercisable until the Company’s stockholders have authorized an amendment to the Company’s Certificate of Incorporation increasing the authorized Common Stock. The December 10, 2012 securities purchase agreement requires the Company to obtain such authorization within 120 days after closing. If stockholder approval is not obtained in that time, the investors may require the Company to redeem the preferred stock for cash.

As of January 31, 2013, none of the Series D convertible preferred stock had been converted to common stock.

Accounting for proceeds from the Series D convertible preferred stock financing

As the Company does not have sufficient authorized capital for the issuance of the shares underlying the Series D convertible preferred stock, equity treatment is not permitted under GAAP and the Series D convertible preferred stock has been classified as a derivative liability on the Company’s consolidated balance sheet. Due to the redemption provision in the event that an increase in the Company’s authorized capital is not approved by the stockholders, the Series D convertible preferred stock has been reported at its face value of $750,000. The net cash proceeds from the Series D convertible preferred stock financing were $725,000, after deduction for the investors’ legal costs of $25,000. The legal costs of $25,000, in addition to a finder’s fee of $60,000 which was paid in the Company’s stock, have been capitalized and are being amortized over the estimated life of 12 months of the Series D convertible preferred stock. The “make-whole payments” of $202,500 on the Series D convertible preferred stock were accrued as of the date of the financing and are included in Accounts Payable and Accrued Expenses (see Note 5) at January 31, 2013. The warrants that were issued with the Series D convertible preferred stock were determined to be derivatives and were valued at their estimated fair value of $762,355 as of the date of issuance. The calculation methodologies for the fair values of the derivative warrant liability are described earlier in this note above.

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

The remaining income of $89,741 in this category in the six months ended January 31, 2013, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $121,036 in the prior year period.

The properties held for investment have an interest only first mortgage which closed on November 30, 2012 in the amount of CAD$855,000 (USD$853,119) with an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013.

Note 12 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2013 and 2012. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2013.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2013 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $364,011,261 at January 31, 2013. As of January 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. We do not currently have any remaining authorized shares of common stock which are not reserved for issuance on exercise of outstanding warrants and conversion of outstanding preferred stock. If the stockholders do not approve a proposed increase to our authorized common stock from 750,000,000 to 1,500,000,000 shares at our annual stockholders meeting scheduled on March 28, 2013, we may be unable to raise additional funds to continue operations. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during 2013 to date, nor are any expected in these countries during the remainder of fiscal 2013.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority and a response is expected during the third quarter of 2013. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2012 fiscal year or in the first two quarters of the 2013 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2012 or in the first two quarters of fiscal 2013 and do not currently have any plans to expend further resources on these products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended January 31, 2013, we have received only limited revenues from operations. We did not have any revenue for the six months ended January 31, 2013 and in the fiscal year ended July 31, 2012, we generated $28,651 in revenue. The revenue in fiscal year ended July 31, 2012 pertained to the sale of our consumer/over-the-counter products which were discontinued in that year. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2013, approximately 20% of our $1,153,877 in research and development expenses was attributable to insulin and platform technology development.  During the six months ended January 31, 2012, approximately 64% of our $2,708,668 in research expenses was attributable to insulin and platform technology development.

During the six months ended January 31, 2013, approximately 80%, or $926,090 of our research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 36% or $963,833, of our research and development expenses for the six months ended January 31, 2012.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of January 31, 2013, there were no indications of any impairments of our long-lived assets.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of January 31, 2013 and July 31, 2012, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended January 31, 2013 Compared to Three months ended January 31, 2012

We had a net loss for the quarter ended January 31, 2013 of $5,640,985 versus a net loss of $9,118,651 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was primarily caused by operating expenses of $1,290,780 and a loss due to the change in fair value of the derivative liabilities of $4,142,004, while in the prior year operating expenses were $1,787,559 and the loss due to the change in fair value of the derivative liabilities was $7,341,004.  Our operating loss for the quarter ended January 31, 2013 decreased to $1,290,780 compared to $1,786,231 in the same fiscal quarter of 2012.  The decrease in operating loss resulted from a decrease in selling and marketing expense (to $0 from $73,397), a decrease in research and development expenses (to $500,482 from $729,166), and a decrease in general and administrative expenses (to $790,298 from $984,996). We did not have any revenues in the quarter ended January 31, 2013 or in the quarter ended January 31, 2012, reflecting our decision to discontinue sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in in the first quarter of the prior fiscal year. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in payroll related expenses of approximately $91,000 and a decrease in professional services expenses including legal and accounting services of approximately $50,000 in the quarter ended January 31, 2013, as compared to the previous year quarter ended January 31, 2012, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the quarter ended January 31, 2013 versus the prior year comparative quarter is associated with no longer expending resources on the over-the-counter products in the current fiscal period.

Our interest expense in the second quarter of fiscal 2013 was $249,281 compared to the previous year’s fiscal quarter at $59,911 due primarily to the accrual of the “make-whole” dividend payments of $202,500 on the December 2012 Series D convertible preferred stock financing.   We recognized lower income from assets held for investment (net of expense) of $40,998 in the second quarter of fiscal 2013 compared to $68,249 in the same quarter of the previous fiscal year due to the sale of most of our properties held for investment. Change in fair value of derivative liabilities contributed a loss of $4,142,004 in the current year quarter, while in the prior year quarter, the loss was $7,341,004.

Six months ended January 31, 2013 Compared to Six months ended January 31, 2012

We had a net loss for the six-month period ended January 31, 2013 of $6,297,184 versus a net loss of $8,782,297 in the corresponding six-month period of the prior fiscal year. The loss in this year’s fiscal six-month period was primarily caused by operating expenses of $3,230,811 and a loss due to the change in the fair value of the derivative liabilities of $3,783,290, while in the prior year, operating expenses were $5,264,006 and the loss due to the change in the fair value of the derivative liabilities was $4,212,545.  Our operating loss for the six-month period ended January 31, 2013 decreased to $3,230,811 compared to $5,256,009 in the same fiscal period of 2012.  The decrease in operating loss resulted from a decrease in selling and marketing expense (to $0 from $149,058), a decrease in research and development expenses (to $1,153,877 from $2,708,668), and a decrease in general and administrative expenses (to $2,076,934 from $2,406,280). We did not have any revenues in the six-month period ended January 31, 2013 and in the six-month period ended January 31, 2012 we only had revenues of $14,889, reflecting our decision to discontinue sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal six-month period versus the comparative six-month period in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in in the first quarter of the prior fiscal year. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in payroll related expenses of approximately $301,000 and a decrease in professional services expenses including legal and accounting services of approximately $154,000 in the six-month period ended January 31, 2013, as compared to the previous year six-month period ended January 31, 2012, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the six-month period ended January 31, 2013 versus the prior year comparative six-month period is associated with no longer expending resources on the over-the-counter products in the current fiscal period.

Our interest expense in the first two quarters of fiscal 2013 was $367,256 compared to the previous year period at $94,832 due primarily to the accrual of the “make-whole” dividend payments of $202,500 on the December 2012 Series D convertible preferred stock financing and interest penalties on the discharge of previous mortgages.   We recognized higher income from assets held for investment (net of expense) of $1,083,866 in the first two quarters of fiscal 2013 compared to $780,324 in the same quarter of the previous fiscal year due to a gain on sale of one of our properties held for investment of $994,125. In the previous year, we had a gain on sale of properties held for investment of $639,680. Change in the fair value of derivative liabilities contributed a loss of $3,783,290 in the current year six-month period, while in the prior year six-month period, the loss was $4,212,545.

Our net income available to shareholders was decreased by $102,297 in first two fiscal quarters of fiscal 2013 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in August 2012. This amount represents a deemed dividend to the investors as a result of this financing, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.  There was no preferred stock dividend in the comparable period of fiscal 2012.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $4.0 million during fiscal 2012 (including the net proceeds from mortgage financings in January and February 2012) and approximately $3.0 million during fiscal 2013 to date (including the proceeds from our mortgage financing in November 2012 and proceeds from warrant exercises), our cash balances have been extremely low thus far in fiscal 2013.

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

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, the reverse stock split could only be implemented in conjunction with an effort to list our common stock on a national stock exchange. The stockholder approval expired on December 7, 2012 and we have resubmitted the matter for stockholder approval at our annual general meeting to be held on March 28, 2013. The terms of the securities purchase agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013, August 10, 2013 and December 10, 2013, respectively.

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

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

Proceeds from Recent Financing

Series D 9% Convertible Preferred Stock financing

On December 10, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series D 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on December 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 50,000,000 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $725,000 from this transaction, which are reflected in the financial statements for the fiscal quarter ending January 31, 2013.

Subject to certain ownership limitations, the Series D convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until December 10, 2015 and, beginning on December 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to December 10, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning December 10, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series D convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series D convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificate of designation authorizing the Series D convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

With very limited exceptions, the investors will have a pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction.

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. Due to the anti-dilution adjustments to the Company’s outstanding Series B and Series C preferred stock, and the warrants issued with those shares of preferred stock, resulting from the issuance of the Series D convertible preferred stock, the Company did not have sufficient authorized Common Stock to issue upon conversion of all of its outstanding preferred stock and exercise of all of its outstanding warrants. The investors have agreed that the Series D convertible preferred stock and the warrants to be issued will not be convertible or exercisable until the Company’s stockholders have authorized an amendment to the company’s Certificate of Incorporation increasing the authorized Common Stock. Similarly, a portion of the Series D investors’ pre-existing warrants will also not be exercisable until after the increase in authorized shares. The securities purchase agreement requires the Company to obtain such authorization within 120 days after closing. If stockholder approval is not obtained in that time, the investors may require the Company to redeem the preferred stock for cash. The Company has scheduled a stockholders’ meeting for March 28, 2013. We agreed to file the registration statement within 15 days of the stockholders’ approval of the increase in authorized shares and to use our best efforts to have the registration statement declared effective within 75 days after the filing date. If these deadlines were not met, we would be liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement.

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

Series C 9% Convertible Preferred Stock financing

On August 8, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series C 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on August 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 18,750,000 shares of our common stock were issuable upon conversion of, or exercise of, the convertible preferred stock and warrants (which total was adjusted to 49,999,998 shares on December 10, 2012 in conjunction with our Series D convertible preferred stock financing). We received net proceeds of approximately $725,000 from this transaction, which were reflected in the financial statements for the fiscal quarter ending October 31, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

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

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 (as adjusted on December 10, 2012) per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010 and the warrants issued in July 2011, February 2012, August 2012 and December 2012 in connection with the issuance of the Series A 9% Convertible Preferred Stock, Series B 9% Convertible Preferred Stock, Series C 9% Convertible Preferred Stock and Series D 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

•	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

•	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

•	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

•	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

•	In connection with the securities purchase agreement dated July 7, 2011 and option thereunder, we sold an aggregate of 2,575 shares of our Series A 9% Convertible Preferred Stock and issued warrants exercisable for up to 17,166,666 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 31, 2012, we sold an aggregate of 2,000 shares of our Series B 9% Convertible Preferred Stock and issued warrants exercisable for up to 13,333,333 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

As of March 8, 2013, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At March 8, 2013, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, July 2011, February 2012, August 2012 and December 2012 registered direct offerings were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised		Exercise Price	Expiration Date
June 15, 2009	8,844,926		0.76	December 15, 2014

August 6, 2009	3,572,971		0.79	February 4, 2015

September 14, 2009	6,022,651		1.00	March 15, 2015

April 8, 2010	50,000		0.4726	February 9, 2015

April 21, 2010	50,000		0.4258	February 9, 2015

April 30, 2010	50,000		0.415	February 9, 2015

May 14, 2010	50,000		0.3496	February 9, 2015

May 28, 2010	50,000		0.351	February 9, 2015

June 11, 2010	50,000		0.3543	February 9, 2015

July 7, 2011*	6,041,893	**	0.03	July 7, 2016

February 1, 2012*	7,524,145	**	0.03	January 31, 2017

August 10, 2012*	24,565,367	**	0.03	August 10, 2017

December 10, 2012*	24,999,999		0.03	December 10, 2017

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

**On December 10, 2012, in connection with the issuance of the Series D convertible preferred stock, the exercise price of these warrants was adjusted down to $0.03 (from $0.08), with a corresponding increase in warrants from 6,249,995 to 16,666,653, 24,999,999 to 66,666,664 and 9,375,000 to 24,999,998, respectively.

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08 and currently to $0.03 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August 2012 and December 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 10 to the Notes to Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

As of March 8, 2013, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised		Exercise Price*	Expiration Date
March 31, 2008	124,933,402	**	$0.03	March 31, 2016

March 31, 2008	27,272,720	**	$0.03	September 30, 2016

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

**On December 10, 2012, in connection with the issuance of the Series D convertible preferred stock, the exercise price of these warrants was adjusted down to $0.03 (from $0.08), with a corresponding increase in warrants from 54,426,222 to 145,136,592 and 10,227,270 to 27,272,720, respectively.

Cash Flows for the Six months ended January 31, 2013

For the six months ended January 31, 2013, we used $1,999,651 in cash to fund our operating activities. The use for operating activities included a net loss of $6,297,184, changes to working capital including a decrease of $25,300 related to deferred revenue, offset by an increase related to accounts payable and accrued expenses of $449,789 and an increase related to other current assets of $39,179,

The use of cash was offset by non-cash expenses of $234,603 related to depreciation and amortization, stock-based compensation to employees of $19,697, stock-based compensation issued in exchange for services rendered by consultants of $185,342 and common stock issued for interest on our convertible preferred stock of $604,800. There was also a year-to-date non-cash loss of $3,783,290 related to the fair valuation of the derivative liabilities at January 31, 2013 and an accounting gain of $993,867 related to the sale of our office property.

We had net cash provided by investing activities of $1,538,545 in the six months ended January 31, 2013, representing primarily the net proceeds after real estate commissions of $1,578,779 related to the sale of the office property, offset by costs incurred for patents of $40,234.

We had cash provided by financing activities in the six months ended January 31, 2013 of $1,348,196, which pertained primarily to $1,450,000 in net proceeds from sales of convertible preferred stock in August and December 2012, gross proceeds from long-term debt related to real estate of $866,403 and proceeds from cash exercises of warrants of $724,664, offset by the repayment of long-term debt upon sale of our office property of $1,692,957.

Our net working capital at January 31, 2013 worsened slightly to negative $8,198,221 from negative $8,054,662 at July 31, 2012, which was attributed largely to the reduction in the current portion of our long-term debt upon the sale of our office property in September 2012 and the net proceeds from the Series C and Series D convertible preferred stock financing in August and December 2012, offset by our cash used in operations for the six-month period ended January 31, 2013.

Conversion of Outstanding Series A, Series B, Series C and Series D 9% Convertible Preferred Stock

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

As of January 31, 2013, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,019,163 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 11,207,750 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2013, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2013, none of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements for the period ended January 31, 2013, nor has sanofi-aventis terminated the agreement.

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

As of January 31, 2013, we had fixed rate debt totaling $853,119. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$853,119	9.75%

This debt instrument matures on November 30, 2013. As our fixed rate debt instruments mature, we will likely refinance such debt at the existing market interest rates which may be more or less than interest rates on the maturing debt. Since this debt is fixed rate debt, if interest rates were to increase 100 basis points prior to maturity, there would be no impact on earnings or cash flows.

We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of January 31, 2013, there were 216,314,526 warrants outstanding subject to price protection provisions with an estimated fair value of $6,127,098 or $0.028 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting and Remedial Efforts to Address the Material Weaknesses

During management’s evaluations of our disclosure controls and procedures for the fiscal year ended July 31, 2012 and the quarter ended October 31, 2012, management identified the existence of material weaknesses in the Company’s internal controls over financial reporting, because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions for which the Company previously engaged outside advisors. These weaknesses were caused by the Company’s reduction in accounting personnel and the lack of available resources to engage third party consultants with financial reporting expertise. In the quarter ended January 31, 2013, we implemented a policy whereby any complex accounting transactions or changes to the accounting treatment of any existing accounting transactions, must be reviewed by a third party with expertise in US GAAP and financial reporting matters. In addition, we have segregated responsibilities within the Company, such that all financial transactions are approved by an individual that is not involved in the recording of the transaction and all cash disbursement transactions are approved or signed by two individuals. We believe that these policy and control changes mitigate any previous financial reporting risk caused by the Company’s reductions in accounting and finance personnel and eliminate the previously reported material weaknesses.

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

As of January 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013, August 10, 2013 and December 10, 2013, respectively. Furthermore, we do not currently have any remaining authorized shares of common stock which are not reserved for issuance on exercise of outstanding warrants and conversion of outstanding preferred stock. If the stockholders do not approve a proposed increase to our authorized common stock from 750,000,000 to 1,500,000,000 shares at our annual stockholders meeting scheduled on March 28, 2013, we may be unable to raise additional funds to continue operations. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $364,011,261 at January 31, 2013. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $364,011,261 at January 31, 2013, and our consolidated balance sheet reflected a stockholders’ deficiency of $10,894,857 at that date. We received a report from our independent auditors for the year ended July 31, 2012 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

At July 31, 2012, our Chief Executive Officer and Acting Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Form 10-K filed on October 15, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting at July 31, 2012.

We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Securities Exchange Act of 1934 in a timely manner, and require us to incur additional costs or to divert management resources.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At January 31, 2013, there were 235,430,074 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in July 2011, February 2012, August 2012 and December 2012. In addition, in connection with the private placement that closed on August 10, 2012, an additional 24,999,999 shares of common stock are issuable upon conversion of the recently issued Series D 9% Convertible Preferred Stock. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 53% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, in the registered direct offering in January to April 2011, the registered direct offering in July 2011 and the private placements in February 2012, August 2012 and December 2012, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2013, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Seahawk Capital Partners, Inc., a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2013, as well as in relation to a finder’s fee for our December 2012 Series D convertible preferred stock financing.   During the three months ended January 31, 2013, we issued or committed to issue 450,000 shares of common stock to Seahawk Capital Partners pursuant to the consulting agreement and 2,000,000 shares as the finder’s fee. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2013.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 11, 2013	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: March 11, 2013	By:	/s/ Stephen Fellows
Stephen Fellows
Acting Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)

Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)

Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)

Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)

Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

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
4.30.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

42

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
4.31.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1

Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

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

