Form 10-Q
period 2013-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2013-06-10
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 531,525,287 as of June 7, 2013.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - April 30, 2013 (unaudited) and July 31, 2012	1

Consolidated Statements of Operations - For the three and nine-month periods ended April 30, 2013 and 2012, and cumulative from November 2, 1995 to April 30, 2013 (unaudited)	2

Consolidated Statements of Cash Flows - For the nine-month periods ended April 30, 2013 and 2012, and cumulative from November 2, 1995 to April 30, 2013 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	32

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 1A. Risk Factors	32

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	35

Item 6. Exhibits	35

Signatures	36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2013	July 31, 2012
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$406,581	$246,309
Other current assets	68,481	200,552
Total Current Assets	475,062	446,861

Property and Equipment, Net	95,933	704,678
Assets Held for Investment, Net	655,906	858,377
Patents, Net	2,391,896	2,634,458

TOTAL ASSETS	$3,618,797	$4,644,374

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$7,426,919	$7,015,652
Deferred revenue	229,621	263,125
Current maturities of long-term debt (Note 11)	625,793	1,222,746
Total Current Liabilities	8,282,333	8,501,523

Long-Term Debt, Net	—	441,415

Derivative Warrant Liability (Note 10)	3,436,312	4,081,627

Total Liabilities	11,718,645	13,024,565

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Deficiency (Note 9):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at April 30, 2013 and July 31, 2012, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares at April 30, 2013 and July 31, 2012, respectively; -0- and 1,490 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0- shares at April 30, 2013 and July 31, 2012, respectively; -0- and -0- shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0- shares at April 30, 2013 and July 31, 2012, respectively; 531 and -0- shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	531,000	—
Common stock, $.001 par value; authorized 1,500,000,000 and 750,000,000 shares at April 30, 2013 and July 31, 2012, respectively; 500,955,195 and 354,161,297 shares issued and outstanding at April 30, 2013 and July 31, 2012, respectively	500,955	354,161
Additional paid-in capital	352,817,393	348,099,813
Deficit accumulated during the development stage	(362,713,813)	(357,611,780)
Accumulated other comprehensive income	764,617	777,615
Total Stockholders’ Deficiency	(8,099,848)	(8,380,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,618,797	$4,644,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

					Cumulative From
					November 2, 1995
	For the Nine Months Ended		For the Three Months Ended		(Date of Inception)
	April 30,		April 30,		April 30,
	2013	2012	2013	2012	2013
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$—	$21,901	$—	$7,012	$5,110,784

Cost of Goods Sold	—	9,122	—	2,230	1,620,375

Gross profit	—	12,779	—	4,782	3,490,409

Operating Expenses:
Research and development	1,631,987	3,835,715	478,110	1,127,047	133,607,951
Research and development - related party	—	—	—	—	220,218
Selling and marketing	—	167,316	—	18,258	9,333,214
General and administrative	3,032,464	3,732,027	955,530	1,325,747	150,834,620
General and administrative - related party	—	—	—	—	314,328
Total Operating Expenses	4,664,451	7,735,058	1,433,640	2,471,052	294,310,331

Operating Loss	(4,664,451)	(7,722,279)	(1,433,640)	(2,466,270)	(290,819,922)

Other Income (Expense):
Miscellaneous income	—	—	—	—	686,304
Income from assets held for investment, net (Note 11)	1,210,567	1,928,850	126,701	1,148,526	5,544,824
Interest income	329	1,215	22	450	7,782,221
Interest expense	(453,677)	(518,506)	(86,421)	(423,674)	(69,462,359)
Change in fair value of derivative liabilities (Note 10)	(1,092,504)	(1,603,720)	2,690,786	2,608,825	(1,808,481	)(1)
Loss on extinguishment of debt	—	—	—	—	(14,134,068)

Net (Loss)/Income Before Undernoted	(4,999,736)	(7,914,440)	1,297,448	867,857	(362,211,481)

Minority Interest Share of Loss	—	—	—	—	3,038,185

Net (Loss)/Income	(4,999,736)	(7,914,440)	1,297,448	867,857	(359,173,296)

Preferred Stock Dividend (Note 9)	102,297	376,746	—	376,746	3,540,517

Net (Loss)/Income Available to Common Stockholders	$(5,102,033)	$(8,291,186)	$1,297,448	$491,111	$(362,713,813)

Net (Loss)/Income Per Common Share (Note 8)
Basic	$(.012)	$(.024)	$.003	$.003
Diluted	$(.012)	$(.024)	$.002	$.003

Shares Used to Compute (Loss)/Earnings per Share (Note 8)
Basic	413,135,599	326,340,807	491,220,657	345,539,723
Diluted	413,135,599	326,340,807	713,150,718	345,543,799

(1)	Includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to April 30, 2013" column. See Note 11 - Derivative Warrant Liability.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

			Cumulative From
	For the Nine Months		November 2, 1995
	Ended April 30,		(Date of Inception)
	2013	2012	to April 30, 2013
	(Unaudited)	(Unaudited)	(Unaudited)
Cash Flows From Operating Activities:
Net loss	$(4,999,736)	$(7,914,440)	$(359,173,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	349,047	472,146	10,257,587
Minority interest share of loss	—	—	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	—	—	423,882
Write-off of uncollectible notes receivable - common stock	—	—	391,103
Write-off of deferred offering costs	—	—	3,406,196
Write-off of abandoned patents	—	88,582	1,353,976
Gain on disposal of property and equipment	(1,036,865)	(1,793,087)	(3,028,015)
Loss on extinguishment of debt	—	—	14,134,069
Common stock issued as employee compensation	—	68,483	4,011,938
Amortization of options and option modifications as stock compensation	613,375	56,961	4,024,601
Common stock issued for services rendered	223,692	606,545	14,730,971
Amortization of prepaid services in conjunction with common stock issuance	—	—	138,375
Non-cash compensation expense	—	—	45,390
Stock options and warrants issued for services rendered	—	—	7,956,723
Issuance of warrants as additional exercise right inducement	—	—	21,437,909
Preferred stock issued for services rendered	—	—	100
Treasury stock redeemed for non-performance of services	—	—	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	—	—	2,405,629
Amortization of discount on convertible debentures	—	—	38,345,592
Common stock issued for interest on convertible debentures and preferred stock	663,930	347,490	1,906,634
Interest on short-term advance	—	—	22,190
Founders’ shares transferred for services rendered	—	—	353,506
Fees in connection with refinancing of debt	—	—	113,274
Warrant repricing costs	—	—	3,198,604
Change in fair value of derivative liabilities	1,092,504	1,603,720	1,808,481 (1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	—	8,474	(15,047)
Miscellaneous receivables	—	—	43,812
Inventory	—	716,415	(20,091)
Other current assets	154,586	(70,693)	(28,362)
Accounts payable and accrued expenses	212,595	(1,267,420)	15,236,535
Deferred revenue	(33,504)	(81,634)	223,828
Other, net	—	—	110,317
Net Cash Used in Operating Activities	(2,760,376)	(7,158,458)	(219,359,774)

Cash Flows From Investing Activities:
Purchase of property and equipment	—	(2,416)	(4,809,439)
Proceeds from sale of property and equipment	1,762,954	4,614,057	6,716,279
Costs incurred for patents	(51,717)	(110,929)	(2,891,763)
Change in restricted cash	—	—	512,539
Proceeds from maturity of short-term investments	—	—	195,242,918
Purchases of short-term investments	—	—	(195,242,918)
Cash received in conjunction with merger	—	—	82,232
Advances to Antigen Express, Inc.	—	—	(32,000)
Increase in officers’ loans receivable	—	—	(1,126,157)
Change in deposits	—	—	(652,071)
Change in notes receivable - common stock	—	—	(91,103)
Change in due from related parties	—	—	(2,222,390)
Other, net	—	—	89,683
Net Cash Provided by/(Used in) Investing Activities	1,711,237	4,500,712	(4,424,190)

Cash Flows From Financing Activities:
Proceeds from short-term advance	—	—	325,179
Repayment of short-term advance	—	—	(347,369)
Proceeds from issuance of long-term debt	828,543	3,566,088	6,395,840
Repayment of long-term debt	(1,832,170)	(4,488,539)	(8,894,869)
Repayment of obligations under capital lease	—	—	(83,002)
Change in due to related parties	—	—	154,541
Proceeds from exercise of warrants	780,704	30,000	46,508,985
Proceeds from exercise of stock options	1,057	—	5,004,850
Proceeds from minority interest investment	—	—	3,038,185
Proceeds from issuance of preferred stock	1,450,000	1,975,000	17,755,000
Redemption of SVR preferred stock	—	—	(100)
Proceeds from issuance of convertible debentures, net	—	—	40,704,930
Payment of costs associated with convertible debentures	—	—	(722,750)
Repayments of convertible debentures	—	—	(5,142,424)
Purchase of treasury stock	—	—	(483,869)
Proceeds from issuance of common stock, net	—	—	120,576,242
Purchase and retirement of common stock	—	—	(497,522)
Net Cash Provided by Financing Activities	1,228,134	1,082,549	224,291,847

Effect of Exchange Rates on Cash	(18,723)	(29,022)	(101,302)

Net Increase/(Decrease) in Cash and Cash Equivalents	160,272	(1,604,219)	406,581

Cash and Cash Equivalents, Beginning of Period	246,309	2,798,797	—

Cash and Cash Equivalents, End of Period	$406,581	$1,194,578	$406,581

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to April 30, 2013" column. See Note 11 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
Interest	$251,177	$518,506

Disclosure of non-cash investing and financing activities:
Par value of common stock issued in conjunction with cashless exercise of warrants	$29,185	$20,460
Issuance of common stock as interest on convertible preferred stock	$663,930	$347,490

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three and nine months ended April 30, 2013 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $363 million and a working capital deficiency of approximately $7.8 million at April 30, 2013. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012 and fiscal 2013.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until February 1, 2013, August 8, 2013 and December 10, 2013, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Recently Issued Accounting Pronouncements

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance will be effective for the Company’s annual fiscal period ended July 31, 2013 and subsequent interim periods. The Company does not expect the adoption of this new accounting guidance to have a material impact on its interim statements.

Note 3 – Stock-Based Compensation:

As of April 30, 2013, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 60,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At April 30, 2013, there were 4,555,222 and 19,389,704 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the nine months ended April 30, 2013:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	Share	Value

Outstanding, August 1, 2012	10,979,634	$0.257
Add: Granted	17,630,299	0.001
Less: Forfeited or expired	485,778	0.727
Less: Exercised	1,056,488	0.001	$37,320
Outstanding, April 30, 2013	27,067,667	$ $ 0.092	$546,025
Exercisable, April 30, 2013	26,995,167	$ $ 0.090	$546,025

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The 27,067,667 outstanding options at April 30, 2013 had a weighted average remaining contractual term of 4.36 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan for the nine months ended April 30, 2013:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2012	172,500	$0.46
Granted	17,630,299	0.001
Vested	(17,716,549)	0.022
Forfeited	(13,750)	0.46
Outstanding, April 30, 2013	72,500	$0.46

As of April 30, 2013, the Company had $14,883 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans. That cost is expected to be recognized over a weighted-average period of 0.45 years.

Note 4 – Comprehensive Income and Loss:

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the nine months ended April 30, 2013, was $5,012,734. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the nine months ended April 30, 2012, was $8,014,132.

Comprehensive income, which includes net income and the change in the foreign currency translation account, for the three months ended April 30, 2013, was $1,296,841. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended April 30, 2012, was $853,204.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	April 30, 2013	July 31, 2012
	(Unaudited)	(Audited)
Accounts Payable and Accruals – General and Administrative	$3,640,370	$3,556,160
Accounts Payable and Accruals – Research and Development	3,263,481	2,691,192
Accounts Payable and Accruals – Selling and Marketing	323,953	290,534
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 10)	143,370	402,300
Executive Compensation and Directors’ Fees Payable	55,745	75,466
Total	$7,426,919	$7,015,652

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

On June 1, 2011, Golden Bull Estates Ltd. filed a claim (subsequently amended) in the Ontario Superior Court of Justice, naming the Company, 1097346 Ontario, Inc. and Generex Pharmaceuticals, Inc. as defendants. The plaintiff, Golden Bull Estates, is controlled by Ms. Perri. The plaintiff alleges damages in the amount of $550,000 for breach of contract, $50,000 for punitive damages, plus interest and costs. The plaintiff’s claims relate to an alleged contract between the plaintiff and the Company for property management services for certain Ontario properties owned by the Company. The Company terminated the plaintiff’s property management services in April 2011. Following the close of pleadings, the Company served a motion for summary judgment. The plaintiff responded by amending its statement of claim to include a claim to the Company’s interest in certain of its real estate holdings. The plaintiff moved for leave to issue and register a Certificate of Pending Litigation in respect of this real estate. The motion was not successful in respect of any current real estate holdings of the Company. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Note 7 – Commitments:

On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi”). Under this agreement, sanofi will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement. Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required the Company to make certain minimum purchases of insulin from sanofi through the period ended December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement. After December 31, 2011, sanofi may terminate the agreement due to the Company’s failure to meet such purchase commitments. Upon termination, the Company would be obligated to pay sanofi for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. To date, the Company has not provided forecasts to sanofi for the purchase of insulin and sanofi has not terminated the agreement.

Note 8 – Net Income/Loss Per Share (“EPS”):

Basic earnings per share (“EPS”) and Diluted EPS for the three-month period ended April 30, 2013 have been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding and the diluted weighted average shares outstanding during that period, respectively. Per the treasury method of calculating Diluted EPS, 204,230,062 shares representing outstanding stock options and warrants which have an exercise price lower than the average market price for the quarter ended April 30, 2013 are included in the calculation of EPS. In addition, 17,699,999 shares underlying the remaining Series D convertible preferred stock have been added to the Diluted EPS calculation. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices, representing 43,927,358 incremental shares in aggregate, have been excluded from the April 30, 2013 computation of Diluted EPS, as they are anti-dilutive.

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

Basic EPS and Diluted EPS for the nine-month periods ended April 30, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 277,647,594 incremental shares at April 30, 2013 and 95,115,968 incremental shares at April 30, 2012, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during those periods.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 – Stockholders’ Deficiency:

Common Stock

During the nine months ended April 30, 2013, the Company issued or committed to issue 3,073,688 shares of common stock to various consultants for services rendered in the amount of $223,692. The shares were valued at an average of $0.073 per share.

During the nine months ended April 30, 2013, the Company issued 65,337,495 shares of common stock in conjunction with the conversion of 2,459 shares of the Series B, Series C and Series D 9% Convertible Preferred Stock and 22,118,091 shares of common stock as “make-whole” dividend payments on the Series B, Series C and Series D 9% Convertible Preferred Stock.

During the nine months ended April 30, 2013, the Company issued 26,023,461 shares of common stock upon the exercise of warrants which had an exercise price of $0.03 per share. The Company received cash proceeds of $780,704 upon these warrant exercises.

During the nine months ended April 30, 2013, the Company issued 29,184,675 shares of common stock upon the cashless exercise of 85,272,640 warrants which had an exercise price of $0.03 per share. The warrants exercised had an estimated fair value of $2,362,616 on the date of exercise.

During the nine months ended April 30, 2013, the Company issued 1,056,488 shares of common stock upon the exercise of employee stock options which had an exercise price of $0.001 per share. The Company received cash proceeds of $1,056 from these option exercises.

Stock option expense related to executive and employee options granted in October 2009, resulting in a charge to operations during the nine-month period ended April 30, 2013 of $27,824 and stock option expense related to options granted to executives, directors and employees in exchange for repayment of deferred salaries was $585,551.

The stockholders’ deficiency transactions for the nine months ended April 30, 2013 as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders’
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	65,337,495	$65,338	$153,662	$219,000
Issuance of common stock as make-whole payments on convertible preferred stock	22,118,091	22,118	641,812	663,930
Issuance of common stock for services	3,073,688	3,074	220,618	223,692
Issuance of common stock for cash warrant exercises	26,023,461	26,023	754,681	780,704
Issuance of common stock for cashless warrant exercises	29,184,675	29,185	2,333,431	2,362,616
Issuance of common stock for stock option exercises	1,056,488	1,056	—	1,056
Issuance of options in lieu of deferred salary	—	—	585,551	585,551
Amortization of stock options as employee compensation	—	—	27,824	27,824
Total	146,793,898	$146,794	$4,717,579	$ 4, 864,373

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the nine months ended April 30, 2013:

Warrants
Outstanding, August 1, 2012	74,264,078
Add: Issued	270,594,093
Less: Exercised	111,803,243
Less: Expired	175,000
Outstanding, January 31, 2013	232,879,928

The outstanding warrants at April 30, 2013 have a weighted average exercise price of $0.091 per share and have a weighted average remaining life of 3.25 years.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of April 30, 2013, the Company has 124,933,402 warrants with a current exercise price of $0.03 and an expiry date of March 31, 2016, 6,041,893 warrants with a current exercise price of $0.03 and an expiry date of July 11, 2016, 27,272,720 warrants with a current exercise price of $0.03 and an expiry date of September 30, 2016, 7,524,145 warrants with a current exercise price of $0.03 and an expiry date of February 2, 2017, 24,565,367 warrants with a current exercise price of $0.03 and an expiry date of August 10, 2017 and 24,999,999 warrants with a current exercise price of $0.03 and an expiry date of December 10, 2017 (215,337,526 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of April 30, 2013, there were a total of 215,337,526 warrants with an estimated fair value of $3,436,312, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

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

Accounting for proceeds from the Series B convertible preferred stock financing

The net cash proceeds from the Series B convertible preferred stock financing were $1,975,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make-whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statements of operations for the fiscal year ended July 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds	July 31, 2012
Net proceeds	$1,975,000
Derivative warrant liability fair value	(1,811,746)
Make-whole payments liability	(540,000)
Deemed dividend	$(376, 746)

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

Accounting for proceeds from the Series C convertible preferred stock financing

The net cash proceeds from the Series C convertible preferred stock financing were $725,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make-whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s interim consolidated statements of operations for the quarter ended October 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Accounting allocation of initial proceeds	October 31, 2012
Net proceeds	$725,000
Derivative warrant liability fair value	(624,797)
Make-whole payments liability	(202,500)
Deemed dividend	$(102,297)

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

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Due to the anti-dilution adjustments to the Company’s outstanding Series B and Series C preferred stock, and the various warrants with anti-dilution provisions, which resulted from the issuance of the Series D convertible preferred stock, the Company did not have sufficient authorized Common Stock to issue upon conversion of all of its outstanding preferred stock and exercise of all of its outstanding warrants at the time of issuance of the Series D convertible preferred stock. The investors agreed that the Series D convertible preferred stock and the accompanying warrants issued would not be convertible or exercisable until the Company’s stockholders authorized an amendment to the Company’s Certificate of Incorporation increasing the authorized Common Stock to 1,500,000,000 shares. The December 10, 2012 securities purchase agreement required the Company to obtain such authorization within 120 days after closing. If stockholder approval was not obtained in that time, the investors could require the Company to redeem the preferred stock for cash. The stockholder approval was obtained on March 28, 2013 and a registration statement was subsequently filed which was declared effective by the SEC on April 10, 2013.

As of April 30, 2013, 219 of the Series D convertible preferred stock had been converted to common stock. There were 7,299,999 shares of common stock issued upon the conversion of the Series D convertible preferred stock and 2,145,989 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series D convertible preferred stock financing

The net cash proceeds from the Series D convertible preferred stock financing were $725,000. As the Company did not have sufficient authorized capital for the issuance of the shares underlying the Series D convertible preferred stock at the time of issuance, equity treatment was not permitted under GAAP. The Series D convertible preferred stock was classified as a derivative liability on the Company’s interim consolidated balance sheet as of the previous quarter ended January 31, 2013. Due to the redemption provision in the event that an increase in the Company’s authorized capital was not approved by the stockholders, the Series D convertible preferred stock was reported at that date at its face value of $750,000. Upon the stockholder approval of the increase in authorized capital on March 28, 2013, the Series D convertible preferred stock met the criteria for equity classification and was reclassified as equity at its then face value of $750,000. During the quarter ended April 30, 2013, 219 shares were converted to common stock and as of April 30, 2013 the remaining 531 shares of Series D convertible preferred stock, having a value of $531,000, are reported on the balance sheet as equity.

The initial “make-whole payments” of $202,500 on the Series D convertible preferred stock were accrued as of the date of the financing and the remaining balance of $143,370 (after conversions) are included in Accounts Payable and Accrued Expenses (see Note 5) at April 30, 2013. The warrants that were issued with the Series D convertible preferred stock were determined to be derivatives and were valued at their estimated fair value of $762,355 as of the date of issuance. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at April 30, 2013 and July 31, 2012 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The derivative warrants outstanding at April 30, 2013 are all currently exercisable with a weighted-average remaining life of 3.4 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a loss of $1,092,504 within the Company’s consolidated statements of operations for the nine months ended April 30, 2013 and a loss of $1,603,720 for the nine months ended April 30, 2012, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at April 30, 2013 and July 31, 2012 was $3,436,312 and $4,081,627, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2011 until April 30, 2013:

	Value	No. of Warrants
Balance at August 1, 2011 – Derivative warrant liability	$8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(7,230,734)	(49,863,260)
Additional warrants issued in February 2012 financing	1,811,746	13,333,333
Additional warrants from price protection features of existing warrants	1,548,813	11,444,440
Decrease in fair value of derivative warrant liability	(793,706)	n/a
Balance at July 31, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(3,116,589)	(110,405,097)
Decrease in fair value of derivative warrant liability	(6,400,428)	n/a
Balance at April 30, 2013 – Derivative warrant liability	$3,436,312	215,337,526

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of April 30, 2013 and July 31, 2012. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the April 30, 2013 and July 31, 2012 fair value calculations were as follows:

	April 30, 2013	July 31, 2012
	(Unaudited)	(Audited)
Current exercise price	$0.03	$0.15
Time to expiration	3.37 years	3.9 years
Risk-free interest rate	0.50%	0.45%
Estimated volatility	88%	104%
Dividend	-0-	-0-
Stock price at period end date	$0.026	$0.093

Note 11 – Income from Assets Held for Investment, net:

In March 2013, the Company sold a property which was held for investment for gross proceeds after real estate commissions of $256,835. This property had a net book value of $169,566, resulting in an accounting gain of $87,682 which is included in income from assets held for investment, net on the consolidated statement of operations. The property was secured by a mortgage which was partially discharged upon the sale, as described in the last paragraph of this note below. After the partial discharge of the mortgage ($216,810), as well as legal fees, interest, penalties and other costs ($13,000 in aggregate) the sale resulted in net cash proceeds to the Company of $27,025.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In March and April, 2012, the Company sold nine commercial condominium units which were held for investment for gross proceeds after real estate commissions of $2,865,682. These properties had a net book value of $1,783,932, resulting in an accounting gain of $1,081,750 which is included in income from assets held for investment, net on the consolidated statement of operations. The net proceeds after commissions and other expenses were used to discharge or partially discharge the first and second mortgages on the properties. There were two first mortgages on the properties, with combined remaining principals of $571,680, which were discharged completely upon sale. The remaining net proceeds of $2,190,952 after expenses and the discharge of the first mortgages was used to partially discharge the second mortgage and the Company did not receive any of the net proceeds from these property sales.

The remaining income of $128,760 in this category in the nine months ended April 30, 2013, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $207,420 in the prior year period.

The properties held for investment have an interest only first mortgage which closed on November 30, 2012 with a principal amount $853,119, an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013. Upon the sale of the property in March 2013, the mortgage was partially discharged and the remaining balance at April 30, 2013 is $625,793.

Note 12 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and nine-month periods ended April 30, 2013 and 2012. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2012, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2013.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2013 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $362,713,813 at April 30, 2013. As of April 30, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority and a response is expected during the third calendar quarter of 2013. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2012 fiscal year or in the first three quarters of the 2013 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2012 or in the first three quarters of fiscal 2013 and do not currently have any plans to expend further resources on these products.

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

In May 2009, Mannkind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA(R) (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®. Results are expected to be released for these two additional studies in August 2013. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended April 30, 2013, we have received only limited revenues from operations. We did not have any revenue for the nine months ended April 30, 2013 and in the fiscal year ended July 31, 2012, we generated $28,651 in revenue. The revenue in fiscal year ended July 31, 2012 pertained to the sale of our consumer/over-the-counter products which were discontinued in that year. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2013, approximately 23% of our $1,631,987 in research and development expenses was attributable to insulin and platform technology development.  During the nine months ended April 30, 2012, approximately 63% of our $3,835,715 in research expenses was attributable to insulin and platform technology development.

During the nine months ended April 30, 2013, approximately 77%, or $1,263,286 of our research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 37% or $1,430,652, of our research and development expenses for the nine months ended April 30, 2012.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of April 30, 2013, there were no indications of any impairments of our long-lived assets.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of April 30, 2013 and July 31, 2012, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended April 30, 2013 Compared to Three months ended April 30, 2012

We had net income for the quarter ended April 30, 2013 of $1,297,448 versus net income of $867,857 in the corresponding quarter of the prior fiscal year. The income in this year’s fiscal quarter was primarily caused by the gain due to the change in fair value of the derivative liabilities of $2,690,786, which was offset by operating expenses of $1,433,640, while in the prior year period there was gain due to the change in fair value of the derivative liabilities of $2,608,825, which was offset by operating expenses were $2,471,052.  Our operating loss for the quarter ended April 30, 2013 decreased to $1,433,640 compared to $2,466,270 in the same fiscal quarter of 2012.  The decrease in operating loss resulted from a decrease in research and development expenses (to $478,110 from $1,127,047), a decrease in general and administrative expenses (to $955,530 from $1,325,747) and a decrease in selling and marketing expense (to $0 from $18,258). We did not have any revenues in the quarter ended April 30, 2013 and only had revenues of $7,012 in the quarter ended April 30, 2012, reflecting our decision to discontinue sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to our efforts to significantly reduce expenses in all categories to conserve cash. The decrease in general and administrative expenses is related to a decrease in payroll related expenses of approximately $152,000 and a decrease in professional services expenses including legal and accounting services of approximately $231,000 in the quarter ended April 30, 2013, as compared to the previous year quarter ended April 30, 2012, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the quarter ended April 30, 2013 versus the prior year comparative quarter is associated with no longer expending resources on the over-the-counter products in the current fiscal period.

Our interest expense in the third quarter of fiscal 2013 was $86,421 compared to the previous year’s fiscal quarter at $423,674 due primarily to interest penalties associated with the discharge of mortgages incurred in the previous year’s quarter, whereas in the current year the interest pertains to interest on the current mortgage and amortization of deferred debt issuance costs.   We recognized lower income from assets held for investment (net of expense) of $126,701 in the third quarter of fiscal 2013 compared to $1,148,526 in the same quarter of the previous fiscal year due to the sale of most of our properties held for investment, as well as a gain from sale of properties of $87,682 in the third quarter of this year versus a gain of $1,081,750 in the prior year quarter. Change in fair value of derivative liabilities contributed a gain of $2,690,786 in the current year quarter, while in the prior year quarter, there was a gain of $2,608,825.

Nine months ended April 30, 2013 Compared to Nine months ended April 30, 2012

We had a net loss for the nine-month period ended April 30, 2013 of $4,999,736 versus a net loss of $7,914,440 in the corresponding nine-month period of the prior fiscal year. The loss in this year’s fiscal nine-month period was primarily caused by operating expenses of $4,664,451 and a loss due to the change in the fair value of the derivative liabilities of $1,092,504, offset by income from assets held for investment of $1,210,567 while in the prior year, operating expenses were $7,735,058, the loss due to the change in the fair value of the derivative liabilities was $1,603,720 and income from assets held for investment was $1,928,850.  Our operating loss for the nine-month period ended April 30, 2013 decreased to $4,664,451 compared to $7,722,279 in the same fiscal period of 2012.  The decrease in operating loss resulted from a decrease in research and development expenses (to $1,631,987 from $3,835,715), a decrease in general and administrative expenses (to $3,032,464 from $3,732,027) and a decrease in selling and marketing expense (to $0 from $167,316). We did not have any revenues in the nine-month period ended April 30, 2013 and in the nine-month period ended April 30, 2012 we only had revenues of $21,901, reflecting our decision to discontinue sales of our over-the-counter products.

The decrease in research and development expenses in the current fiscal nine-month period versus the comparative nine-month period in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in the first quarter of the prior fiscal year. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in payroll related expenses of approximately $442,000 and a decrease in professional services expenses including legal and accounting services of approximately $53,000 in the nine-month period ended April 30, 2013, as compared to the previous year nine-month period ended April 30, 2012, as well as reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011. The decrease in selling expenses for the nine-month period ended April 30, 2013 versus the prior year comparative nine-month period is associated with no longer expending resources on the over-the-counter products in the current fiscal period.

Our interest expense in the first three quarters of fiscal 2013 was $453,677 compared to the previous year period at $518,506 which consisted primarily of the accrual of the “make-whole” dividend payments of $202,500 on the December 2012 Series D convertible preferred stock financings, as well as penalties on the discharge of previous mortgages and interest payments on current mortgages.  We recognized lower income from assets held for investment (net of expense) of $1,210,567 in the first three quarters of fiscal 2013 compared to $1,928,850 in the same period of the previous fiscal year due to a gain on sale of properties held for investment of $1,081,807. In the previous year, we had a gain on sale of properties held for investment of $1,721,430. Change in the fair value of derivative liabilities contributed a loss of $1,092,504 in the current year nine-month period, while in the prior year nine-month period, the loss was $1,603,720.

Our net income available to shareholders was decreased by $102,297 in first three fiscal quarters of fiscal 2013 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in August 2012. In the comparable fiscal 2012 period, there was a preferred stock dividend of $376,746. These amounts represent deemed dividends to the investors as a result of these financings, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of April 30, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

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

Although stockholders approved a reverse stock split proposal at the March 28, 2013 annual meeting of stockholders, the terms of the securities purchase agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

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

Proceeds from Recent Financing

Series D 9% Convertible Preferred Stock financing

On December 10, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series D 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on December 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 50,000,000 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $725,000 from this transaction, which were reflected in the financial statements for the fiscal quarter ending January 31, 2013.

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

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. Due to the anti-dilution adjustments to the Company’s outstanding Series B and Series C preferred stock, and the warrants issued with those shares of preferred stock, resulting from the issuance of the Series D convertible preferred stock, the Company did not have sufficient authorized Common Stock to issue upon conversion of all of its outstanding preferred stock and exercise of all of its outstanding warrants at the time of issuance. The investors agreed that the Series D convertible preferred stock and the warrants to be issued would not be convertible or exercisable until the Company’s stockholders authorized an amendment to the company’s Certificate of Incorporation increasing the authorized Common Stock. Similarly, a portion of the Series D investors’ pre-existing warrants will also not be exercisable until after the increase in authorized shares. The securities purchase agreement required the Company to obtain such authorization within 120 days after closing. If stockholder approval was not obtained in that time, the investors could have required the Company to redeem the preferred stock for cash. The increase to the Company’s authorized Common Stock was approved at the annual stockholders’ meeting held on March 28, 2013. We agreed to file the registration statement within 15 days of the stockholders’ approval of the increase in authorized shares and to use our best efforts to have the registration statement declared effective within 75 days after the filing date. If these deadlines were not met, we would have been liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective by the SEC on April 10, 2013.

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

Subject to certain ownership limitations, the Series C convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.08 per share (adjusted to $0.03 per share on December 10, 2012), and will accrue a 9% dividend until August 10, 2015 and, beginning on August 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to August 10, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning August 10, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

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

As of June 7, 2013, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At June 7, 2013, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, July 2011, February 2012, August 2012 and December 2012 registered direct offerings were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised		Exercise Price	Expiration Date
June 15, 2009	8,470,661		0.76	December 15, 2014

August 6, 2009	3,413,928		0.79	February 4, 2015

September 14, 2009	5,157,813		1.00	March 15, 2015

April 8, 2010	50,000		0.4726	February 9, 2015

April 21, 2010	50,000		0.4258	February 9, 2015

April 30, 2010	50,000		0.415	February 9, 2015

May 14, 2010	50,000		0.3496	February 9, 2015

May 28, 2010	50,000		0.351	February 9, 2015

June 11, 2010	50,000		0.3543	February 9, 2015

July 7, 2011*	3,375,227	**	0.03	July 7, 2016

February 1, 2012*	7,500,000	**	0.03	January 31, 2017

August 10, 2012*	22,589,512	**	0.03	August 10, 2017

December 10, 2012*	24,999,999		0.03	December 10, 2017

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

As of June 7, 2013, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised		Exercise Price*	Expiration Date
March 31, 2008	121,600,070	**	$0.03	March 31, 2016

March 31, 2008	27,272,720	**	$0.03	September 30, 2016

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

Cash Flows for the Nine months ended April 30, 2013

For the nine months ended April 30, 2013, we used $2,760,376 in cash to fund our operating activities. The use for operating activities included a net loss of $4,999,736, changes to working capital including a decrease of $33,504 related to deferred revenue, offset by an increase related to accounts payable and accrued expenses of $212,595 and an increase related to other current assets of $154,586.

The use of cash was offset by non-cash expenses of $349,047 related to depreciation and amortization, stock-based compensation to employees of $613,375, stock-based compensation issued in exchange for services rendered by consultants of $223,692 and common stock issued for interest on our convertible preferred stock of $663,930. There was also a year-to-date non-cash loss of $1,092,504 related to the fair valuation of the derivative liabilities at April 30, 2013 and an accounting gain of $1,036,865 related to the sale of our office property.

We had net cash provided by investing activities of $1,711,237 in the nine months ended April 30, 2013, representing primarily the net proceeds after real estate commissions of $1,762,954 related to the sale of the office property, offset by costs incurred for patents of $51,717.

We had cash provided by financing activities in the nine months ended April 30, 2013 of $1,228,134, which pertained primarily to $1,450,000 in net proceeds from sales of convertible preferred stock in August and December 2012, gross proceeds from long-term debt related to real estate of $828,543 and proceeds from cash exercises of warrants of $780,704, offset by the repayment of long-term debt upon sale of properties of $1,832,170.

Our net working capital at April 30, 2013 improved slightly to negative $7,807,271 from negative $8,054,662 at July 31, 2012, which was attributed largely to the reduction in the current portion of our long-term debt upon the sale of our office property in September 2012 and the net proceeds from the Series C and Series D convertible preferred stock financing in August and December 2012, offset by our cash used in operations for the nine-month period ended April 30, 2013.

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

As of April 30, 2013, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,019,163 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 11,207,750 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2013, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2013, 219 of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 7,299,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 2,145,989 shares of common stock were issued as “make-whole payments” on such conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements as of April 30, 2013 or July 31, 2012, nor has sanofi-aventis terminated the agreement.

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

As of April 30, 2013, we had fixed rate debt totaling $625,793. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$625,793	9.75%

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

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of April 30, 2013, there were 215,337,526 warrants outstanding subject to price protection provisions with an estimated fair value of $3,436,312 or $0.016 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2013, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of April 30, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012, August 8, 2012 and December 10, 2012 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013, August 10, 2013 and December 10, 2013, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $362,713,813 at April 30, 2013. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $362,713,813 at April 30, 2013, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,099,848 at that date. We received a report from our independent auditors for the year ended July 31, 2012 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At April 30, 2013, there were 232,879,928 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in July 2011, February 2012, August 2012 and December 2012. In addition, in connection with the private placement that closed on August 10, 2012, an additional 24,999,999 shares of common stock are issuable upon conversion of the recently issued Series D 9% Convertible Preferred Stock. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 51% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2013, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Seahawk Capital Partners, Inc., a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2013.   During the three months ended April 30, 2013, we issued or committed to issue 450,000 shares of common stock to Seahawk Capital Partners pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 37 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 10 2013	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: June 10, 2013	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

