Form 10-K
period 2013-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2013-10-11
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

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

Yes ☐  No ☑

As of January 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $19,886,594 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 7, 2013, there were 599,012,644 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

We formed Generex (Bermuda), Inc., which is organized in Bermuda, in January 2001 in connection with a joint venture with Elan International Services, Ltd., a wholly-owned subsidiary of Elan Corporation, plc, to pursue the application of certain of our and Elan's drug delivery technologies, including our platform technology for the buccal delivery of pharmaceutical products. In December 2004, we and Elan agreed to terminate the joint venture. Under the termination agreement, we retained all of our intellectual property rights and obtained full ownership of Generex (Bermuda). Generex (Bermuda) does not currently conduct any business activities. We have additional subsidiaries incorporated in the U.S. and Canada which are dormant and do not carry on any business activities.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2012 or 2013, nor are any expected to these countries during the remainder of 2013.

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

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has also been advised that Shreya anticipates receiving government approval for the marketing and commercial distribution of the product in 2013. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2013 fiscal year.

In December 2008, we, together with our marketing partner Benta S.A., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. The official product launch in Algeria took place in October 2009. To date, we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria and very minimal revenues in Lebanon. We do not anticipate significant revenues (if any) to be recognized from these jurisdictions in the next twelve months.

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence. We have, however, determined that the economics of proceeding with this product do not warrant the expenditure of further resources. We have not expended resources to further develop this product during the current fiscal year, nor in the fiscal years ended July 31, 2012 and 2011 and do not currently plan to expend any further resources on this product.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $367,888,576 at July 31, 2013. As of July 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold its non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Current studies in diabetes have identified a new condition closely related to diabetes, called impaired glucose tolerance (IGT). People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal. With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially. Per the 2012 Diabetes Atlas Update, published by the International Diabetes Federation (IDF), approximately 26 million people in the United States and 280 million people world-wide suffer from IGT. Generex Oral-lyn™ is an ideal solution to providing meal-time insulin to the millions of IGT sufferers. This therapeutic area is currently being investigated.

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

There is no known cure for diabetes. The IDF estimates that there are currently approximately 371 million diabetics worldwide per their 2012 Diabetes Atlas Update and is expected to affect over 552 million people by the year 2030. There are estimated to be over 37 million people suffering from diabetes in North America alone and diabetes is the second largest cause of death by disease in North America.

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

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria.

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal years ended July 31, 2013 and 2012 and do not currently have any plans to expend further resources on these products.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.

•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has also been advised that Shreya anticipates receiving government approval for the marketing and commercial distribution of the product in 2013.

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

*	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country.

*	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

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

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. On December 7, 2009, we entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our consolidated financial statements for the fiscal year ended July 31, 2013, nor has sanofi-aventis terminated the agreement.

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

In addition to patents, we hold intellectual property in the form of trademark applications or registrations for GENEREX BIOTECHNOLOGY (Design), GENEREX BIOTECHNOLOGY (Logo), GENEREX ORAL-LYN, ORAL LYN, ORAL-LYN and RAPIDMIST in various jurisdictions in the world. Trademarks have no effect on market exclusivity for a product, but are considered to have marketing value if products bearing the trademark are to be sold commercially. Trademark protection continues in some countries as long as used; in other countries, as long as registered. Registration is for fixed terms and can be renewed indefinitely.

Our subsidiary Antigen Express currently holds ten issued U.S. patents and twenty-eight other foreign patents. There are also seventeen pending patent applications worldwide concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes, including seven in the U.S. and ten in other countries. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on many of these patents and patent applications, including those licensed from the University of Massachusetts.

The expiration dates of the Antigen U.S. issued patents range from 2013 to 2028. The expiration dates of the patents issued in other jurisdictions range from 2014 to 2023.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Legal Proceedings” in this prospectus.

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

Buccal Insulin Product

•	MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes. It is a drug-device combination product which administers insulin through inhalation to the lungs. MannKind submitted an NDA to the FDA requesting approval to market AFREZZA® in May 2009. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional Phase III studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and plans to submit an amended new drug application to the FDA in late 2013.

•	Nektar Therapeutics and Pfizer terminated their collaborative development and licensing agreement for Exubera® and Nektar’s next-generation inhaled insulin product in November 2007. Exubera® was the first inhaled insulin formulation to receive FDA approval. In April 2008, Nektar announced that it had ceased all negotiations with potential partners for Exubera® and the next-general inhaled insulin product as a result of new data analysis from ongoing clinical trials conducted by Pfizer which indicated an increased risk of lung cancer in certain patients.

•	Novo Nordisk A/S, one of the two leading manufacturers of insulin in the world, announced in May 2008 the termination of clinical testing of the pulmonary delivery system for inhaled insulin, the AERx® insulin Diabetes Management System (AERx iDMS), initially developed by Aradigm Corporation. The product was in Phase III clinical trials at the time of Novo Nordisk’s announcement. In December 2010, it was announced that Novo Nordisk had entered into an exclusive Development and License Agreement with Emisphere for its oral insulin formulation.

•	Alkermes, Inc. and Eli Lilly and Company entered into a licensing agreement in 2001 for the development of an AIR® inhaled insulin system based upon Alkermes’ AIR® pulmonary drug delivery system for large molecule drugs to the lungs with a dry power formulation. In March 2008, Eli Lilly announced its termination of development work relating to this product.

•	Amylin Pharmaceuticals, Inc. received FDA approval in January 2012 for Bydureon, an extended-release injectable formulation, which is the first once-a-week therapy for the treatment of type 2 diabetes.

•	CPEX Pharmaceuticals, Inc.’s proprietary permeation enhancer, CPE-215®, provides skin, mouth, nose and eye membrane absorption of a variety of pharmaceuticals. CPEX has applied this technology to Nasulin™, through which insulin is absorbed via nasal mucosa. In April 2010, CPEX announced that it decided not to proceed with any further development activities of Nasulin™, which was currently in Phase II clinical trials.

•	There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in Phase II clinical trials. Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials. Diabetology has developed Capsulin IR, an insulin capsule which is currently in Phase II clinical trials. Access Pharmaceuticals has developed Cobalamin, an oral insulin which is currently in pre-clinical trials. Dance Pharmaceuticals is developing an inhaled insulin product based on Aerogen’s proprietary OnQ Aerosol Generator technology.

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

Immunomedicine Technology and Products

•	Novavax, Inc. is a clinical-stage biotechnology company which is developing vaccines to address a broad range of infectious diseases, including H1N1, seasonal influenza and respiratory syncytial virus (RSV) using proprietary virus-like particle technology. Novavax’s season flu vaccine is in Phase II clinical trials and its RSV and H1N1 influenza virus-like particle vaccine have completed Phase 1 clinical trials.

•	Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer.

•	Amgen Inc.’s BiTE® technology uses the body’s cell destroying T cells to attack tumor cells. Amgen’s lead product candidate blinatumomab (MT103) has completed a Phase II clinical trial in patients with minimal residual disease positive acute lymphoblastic leukemia.

•	Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•	Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules. Its most advanced product candidate, Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer received FDA approval in April 2010. Dendreon is exploring the application of additional active cellular immunotherapy product candidates and small molecules for the potential treatment of a variety of cancers.

•	Galena Biopharma’s (formerly Rxi Pharmaceuticals Corporation) NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•	Cell Genesys, Inc. was developing products for the treatment of prostate cancer using the GVAX™ cancer treatments, which are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety. Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008. In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products. In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and is in Phase II human clinical trials. In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer and has vaccines in Phase I clinical development including vaccines for colorectal cancer and melanoma.

•	CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors. Multikine® has been cleared in the U.S. and Canada for study in a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.

In addition to the companies listed above, there are a number of companies which are pursuing cancer treatments using immunotherapy technologies which have products in various clinical trial stages. Some of these companies are Argos Therapeutics Inc., Celldex Therapeutics Inc., Northwest Therapeutics Inc., Immatics Biotechnology GmbH, Immunocellular Therapeutics Ltd., TVAX Biomedical Inc. and Newlink Genetics Corporation. These companies can also be considered to be competitors.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. In the period from inception to July 31, 2013, our expenditures on research and development were $134,168,688. This included $2,192,724 in the fiscal year ended July 31, 2013, $4,987,236 in the year ended July 31, 2012 and $10,250,397 in the year ended July 31, 2011. Research and development activities in 2013 and 2012 decreased from 2011, as we neared completion of the global Phase III clinical trial of our oral insulin product. Additionally, we did not enter in to any new clinical trials due to lack of available funding.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented in Note 16 in the Notes to Consolidated Financial Statements in this annual report. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2013, we had nine full-time employees, including our employees at Antigen. Six of our employees are executive and administrative, two are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and one is engaged in corporate and product promotion. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

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

As of July 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012 and June 17, 2013 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until February 1, 2013, August 10, 2013, December 10, 2013 and June 17, 2014, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold, and is also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in fiscal 2013, as our partner has to finalize the results of an in-country clinical study and receive approval from the Indian regulatory authority before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $367,888,576 at July 31, 2013. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2013.

To date, we have not been profitable and our accumulated net loss available to shareholders was $367,888,576 at July 31, 2013, and our consolidated balance sheet reflected a stockholders’ deficiency of $10,141,332 at that date. We received a report from our independent auditors for the year ended July 31, 2013 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

Due to material weaknesses in our internal controls over financial reporting, our internal controls were determined not to be effective for the prior fiscal year ended July 31, 2012. Our disclosure controls and procedures and internal controls over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

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

At July 31, 2012, our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Form 10-K filed on October 15, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting at July 31, 2012.

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

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India (subject to regulatory approval of a 2012 in-country study). To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed or find a partner that can perform these activities on our behalf. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we do not expect to receive significant revenues from product sales in fiscal year 2014. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

Until we receive regulatory approval to sell our pharmaceutical products in additional countries, our ability to generate revenues from operations may be limited and those revenues may be insufficient to sustain operations. Many factors impact our ability to obtain approvals for commercially viable products.

Our only pharmaceutical product that has been approved for commercial sale by drug regulatory authorities is our oral insulin spray formulation, and that approval was obtained in Ecuador, Lebanon, Algeria and India (subject to regulatory approval of a 2012 in-country study). We have begun the regulatory approval process for our oral insulin, buccal morphine and fentanyl products in other countries, and we have initiated late stage clinical trials of Generex Oral-lyn™ at clinical trial sites in North America and other countries according to the initial Phase III clinical plan. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We are currently in ongoing discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon). Preliminary results from the Phase II breast cancer trial suggest a 46% reduction in breast cancer recurrence in low HER2 expressing tumors, together with an excellent safety profile. We expect to complete the trial and finalize results in the fourth quarter of the 2013 calendar year and while preliminary results are promising, they are not statistically significant and final results could deviate.

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

Because the shares of common stock registered under our registration statements have not been registered or qualified for resale under the securities laws of any state, an exemption from registration or qualification under state law is necessary for compliance with state securities laws. Generex has taken no steps to register or qualify, nor seek an exemption for, the resale of the shares of common stock under the securities laws of any state. The availability of exemptions will depend on the laws of the particular state in which a holder of the shares resides and the circumstances under which such holder seeks to sell the shares. If an exemption is not available but a resale of the shares is effected, state securities laws give state securities regulators authority to seek rescission (or cancellation) of transactions involving sales of securities that are not registered, qualified or exempted and, in some instances, authority to require restitution or disgorgement of profits from the sales of such securities and to impose statutory interest or penalties on disgorged amounts. While we are not aware of any state securities regulator taking action with respect to the resales of shares of our common stock, we cannot provide any assurance that regulators will refrain from taking such action in the future.

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

Provisions of the Delaware General Corporation Law may prohibit us from making required payments with respect to our Series E 9% convertible preferred stock, which default may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our preferred stock.

We are incorporated in the State of Delaware and are subject to the provisions of the Delaware General Corporation Law (the “DGCL”). Section 170 of the DGCL provides, among other things, that a Delaware corporation may declare and pay dividends upon shares of its capital stock out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the DGCL.  As of the date hereof, we have 1,225 shares of our Series E 9% convertible preferred stock outstanding. As of the date hereof, we have sufficient surplus to make dividend payments with respect to our outstanding Series E 9% convertible preferred stock, as well as sufficient surplus to make the make-whole payments that may be due to the holders of our Series E 9% convertible preferred stock, should such make-whole payments be deemed a dividend under the DGCL.  However, our surplus will decrease as we spend our capital on operational activities, unless our spending is offset by capital-raising transactions. If our surplus is less than then-due dividend payments, including make-whole payments if they are deemed a dividend under the DGCL, we will be prohibited by the DGCL from making the dividend or make-whole payment, which may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our Series E 9% convertible preferred stock.

Our recent equity financings have and will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At July 31, 2013, there were 238,229,939 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in July 2011, February 2012, August 2012, December 2012 and June 2013. In addition, in connection with the private placement that closed on June 17, 2013, an additional 31,000,002 shares of common stock are issuable upon conversion of the remaining Series E 9% Convertible Preferred Stock. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 46% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, the registered direct offering in July 2011 and the private placements in February 2012, August 2012, December 2012 and June 2013, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

We owned facilities in Toronto that were leased to third parties. These units are reflected in Assets Held for Investments on the accompanying consolidated balance sheets. These units were sold on August 14, 2013.

We have a mortgage on our Toronto rental properties totaling $617,665 at July 31, 2013. This mortgage requires the payment of interest only prior to the due date. This mortgage currently requires approximately $6,771 in monthly debt service payments and matures on November 30, 2013. This mortgage was discharged upon the sale of the properties on August 14, 2013.

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

In December 2011, a vendor commenced an action against Generex Biotechnology Corporation and its subsidiary, Generex Pharmaceuticals, Inc., in the Ontario Superior Court of Justice claiming damages for unpaid invoices including interest in the amount of $429,000, in addition to costs and further interest. We have responded to this statement of claim and intend to defend this action vigorously. We have also asserted a counterclaim in the proceeding for $200,000 arising from the vendor’s breach of contract and detinue, together with interest and costs. On November 16, 2012, the parties agreed to settle this action and we have agreed to pay the plaintiff $125,000, following the spinout of its subsidiary Antigen, from the proceeds of any public or private financing related to Antigen subsequent to such spinout.  Each party agreed to execute mutual releases to the claim and counterclaim to be held in trust by each parties counsel until payment of the settlement amount.  Following payment to the plaintiff, the parties agree that a Consent Dismissal Order without costs will be filed with the court.  If we fail to make the payment following completion of any post-spinout financing related to Antigen or any other subsidiaries, the Plaintiffs may take out a judgment in the amount of the claim plus interest of 3% per annum and costs fixed at $25,000.

Disputes with Former Officer

In May 2011, Rose C. Perri, our former Chief Operating Officer and Chief Financial Officer, commenced two proceedings against us. On May 11, 2011, Ms. Perri filed a notice of application in the Ontario Superior Court of Justice, Commercial List, against Generex, two of our affiliates (1097346 Ontario, Inc. and Generex Pharmaceuticals Inc.), three of our independent directors (John P. Barratt, Nola Masterson and Brian T. McGee), our President and Chief Executive Officer (Mark A. Fletcher), our Chief Operating Officer (David Brusegard) and our Chief Financial Officer (Stephen Fellows). The application has since been abandoned.

On May 20, 2011, Ms. Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming the following as defendants: Generex, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher. In this action, Ms. Perri has alleged that the defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with Generex. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused Generex to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by Generex to third parties believed to be related to Ms. Perri. For a discussion of certain of these related party transactions, see the disclosures under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Certain Related Party Transactions” in this prospectus. We intend to defend this action and pursue our counterclaim vigorously. We are not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Item 4. [Not Required for Registrant]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex
Mark A. Fletcher	48	President/Chief Executive Officer, General Counsel and Director

Stephen Fellows	47	Acting Chief Financial Officer

Dr. David Brusegard	69	Chief Operating Officer and Secretary

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

Stephen Fellows has served as our Chief Financial Officer since March 2011. Mr. Fellows has served as our Vice President, Finance since June 2009. From August 2005 to December 2008, Mr. Fellows was employed by Sona Mobile Holdings Corporation, a publicly held software company which developed software applications for mobile devices, where he served as Chief Financial Officer. From September 1996 to August 2005, Mr. Fellows worked at 3Com Corporation, where he served in several positions including as the Director of Finance of the corporate accounting group in Marlborough, MA and Director of Finance & Operations of 3Com’s Canadian subsidiary. From January 1992 to August 1996, Mr. Fellows worked at Pennzoil Corporation where he spent time in the international mergers and acquisitions group in Houston, Texas, as well as four years as Controller for Pennzoil Canada. Mr. Fellows received a Bachelor of Business Administration degree from Wilfrid Laurier University in 1988 and earned his Chartered Accountants designation while articling with Arthur Andersen & Company in Toronto in 1990.

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

	Sales/Bid Prices
	High	Low
Fiscal 2013
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.05	$0.03

Fiscal 2012
First Quarter	$0.14	$0.08
Second Quarter	$0.28	$0.08
Third Quarter	$0.19	$0.10
Fourth Quarter	$0.12	$0.09

As of October 7, 2013, there were approximately 584 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends on our common stock in the foreseeable future. The Certificate of Designations pertaining to our Series E 9% Convertible Preferred Stock imposes certain restrictions on our ability to pay dividends on our common stock. For information about these restrictions and the dividends that we paid on our Series B, Series C 9% and Series D Convertible Preferred Stock, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition, Liquidity and Resources” and the subheadings “Financing – February 2012”, “Financing – August 2012”, “Financing – December 2012” and “Financing – June 2013”in this Annual Report on Form 10-K.

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

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing July 31, 2008 and ending on July 31, 2013. The comparison assumes the investment of $100 on July 31, 2008 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2013.

We have issued shares of our common stock to Seahawk Capital Partners, Inc., a consultant, pursuant to an agreement to provide us with investor relation services until September 30, 2012.  During the three months ended July 31, 2013, we issued 3,716,667 shares of common stock to Seahawk Capital Partners pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2013.

Item 6. Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2013 were audited by MNP LLP. Our financial statements for the years ended July 31, 2012, 2011, 2010 and 2009 were audited by MSCM LLP, which firm was acquired by MNP LLP on June 1, 2013.

In thousands (except per share data)	2013	2012	2011	2010	2009
Operating Results:
Revenue	$—	$29	$292	$1,173	$1,118
Net Loss	(8,554)	(9,490)	(21,676)	(25,280)	(45,812)
Net Loss Available to Common Stockholders	(10,277)	(9,867)	(22,442)	(25,280)	(45,812)
Cash Dividends per share	—	—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(0.02)	(0.03)	(0.08)	(0.10)	(0.32)

Financial Positions:
Total Assets	$4,853	$4,644	$12,006	$24,575	$24,814
Long-Term Debt	$—	$441	$1,870	$1,824	$1,854
Convertible Debentures	$—	$—	$—	$—	$—
Preferred Stock*	$—	$—	$—	$—	$—
Stockholder's (Deficiency)/Equity	$(10,141)	$(8,380)	$(8,442)	$8,971	$14,224

* At July 31, 2013, there were 930 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($930,000 in aggregate), but which have an accounting value of zero. At July 31, 2012, there were 1,490 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,490,000 in aggregate), but which had an accounting value of zero. At July 31, 2011, there were 1,287 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,287,000 in aggregate), but which had an accounting value of zero. See Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. There was no preferred stock outstanding in any of the fiscal years 2009 through 2010, inclusive.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2013, 2012 and 2011. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2013 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during 2013, nor are any expected to these countries during the remainder of 2013.

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

We are a development stage company. From inception through July 31, 2012, we have received only limited revenues from operations. We did not generate any revenue in fiscal 2013. In the fiscal years ended July 31, 2012 and 2011, we generated $28,651 and $291,628 in revenue, respectively. The revenue in each of these fiscal years pertained primarily to the sale of our consumer/over-the-counter products. These numbers do not reflect deferred sales to customers during the respective periods with the right of return.

As of July 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. We are seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, we are actively seeking strategic alternatives, including strategic investments and divestitures. We have sold, and are also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

During the fiscal years ended July 31, 2013 and 2012, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. The completion of late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2013 and 2012, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2013, approximately 24% of our $2,192,724 in research and development expenses was attributable to insulin and platform technology development.  During the fiscal year ended July 31, 2012, approximately 61% of our $4,987,236 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to other buccal projects. During the fiscal year ended July 31, 2011, approximately 75% or $7,669,139 of our $10,250,397 in research expenses was attributable to insulin and platform technology development, and we did not have any research expenses related to other buccal projects.

During the fiscal year ended July 31, 2013, approximately 76%, or $1,658,731 of our research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2012, approximately 39% or $1,941,774 in research expenses was attributable to Antigen's immunomedicine products. Approximately 25% or $2,581,258 of our research and development expenses for the fiscal year ended July 31, 2011 was related to Antigen's immunomedicine products. Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of July 31, 2013, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. In the fiscal year ended July 31, 2012, we recorded a write down of $440,780 on certain patents. There were no patent write downs or disposals in the fiscal years ended July 31, 2013 or 2011.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2013, July 31, 2012 and July 31, 2011, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year Ended July 31, 2013 Compared to Year Ended July 31, 2012

Our net loss available to shareholders for the fiscal year ended July 31, 2013 (fiscal 2013) was $10,276,796 versus $9,867,024 in the fiscal year ended July 31, 2012 (fiscal 2012). The increase in net loss in fiscal 2013 versus fiscal 2012 is primarily due a larger loss on the revaluation of derivatives, a larger preferred stock dividend and a smaller gain on sale of assets, offset by a decrease in operating expenses by approximately $3.9 million in fiscal 2013. Our operating loss for fiscal 2012 decreased to $6,129,359 compared to $10,024,048 in fiscal 2012. The decrease resulted primarily from a decrease in research and development expenses to $2,192,724 from $4,987,236, a decrease in selling expense to zero from $165,175 and a decrease in general and administrative expenses to $3,936,635 from $4,889,179. Revenue decreased to zero from $28,651 from. The decrease in revenue is attributable to the discontinuation of sales of our consumer/over-the-counter products in early fiscal 2012.

The decrease in general and administrative expenses is primarily related to a decrease in legal and audit expenses of approximately $214,000 in fiscal 2013 versus 2012 due to cost cutting measures, as well as a decrease of approximately $401,000 in payroll related costs due to a reduction in the number of employees which also caused a reduction in travel and office expenses of approximately $84,000 and $151,000, respectively versus fiscal 2012.  The decrease in selling expenses to zero from $165,175 for fiscal 2013 versus fiscal 2012 is associated with the elimination in advertising and promotion related to the discontinuation of our consumer/over-the-counter product line. Research and development expenses decreased by almost $2.8 million in fiscal 2013 from fiscal 2012, as we did not have any expenditures relating to the Phase III trials for our Generex Oral-lyn™ product in fiscal 2013.

Our interest expense in fiscal 2013 decreased to $530,222, compared to interest expense of $592,525 in fiscal 2012, due to lower mortgage balances in fiscal 2013 because of the discharge and partial discharge of mortgages upon sale of properties, as well as lower interest penalties related to the discharge of mortgages upon the sale of certain of our properties versus fiscal 2012.  We received lower income from assets held for investment (net of expense) in fiscal 2013 of $1,245,165 (which included a $1,081,807 gain on sale of properties) versus $2,206,216 (which included a $1,957,089 gain on sale of properties) in fiscal 2012. In fiscal 2013, we had a larger loss on the revaluation of derivatives of $3,140,259 versus a loss of $1,081,440 in fiscal 2012.

Our net loss available to shareholders was increased by $1,722,474 in fiscal 2013 versus $376,746 in fiscal 2012 relating to preferred stock dividends as a result of the accounting treatment of our convertible preferred stock financings in June 2013, August 2012 and February 2012, respectively. This amount represents a deemed dividend to the investors as a result of these financings, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

Our net loss available to shareholders was increased by $376,746 in fiscal 2012 versus $766,417 in fiscal 2011 relating to preferred stock dividends as a result of the accounting treatment of our convertible preferred stock financings in February 2012 and July 2011, respectively. This amount represents a deemed dividend to the investors as a result of these financings, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. We are seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, we are actively seeking strategic alternatives, including strategic investments and divestitures. We have sold, and are also seeking further sales of, non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $4.0 million during fiscal 2012 (including the net proceeds from mortgage financings in January and February 2012) and approximately $5.3 million during fiscal 2013 to date (including the proceeds from our mortgage financing in November 2012 and proceeds from warrant exercises), our cash balances have been extremely low throughout fiscal 2013.

On March 30, 2011, our realigned management team announced its strategic development plan for Generex’s future growth. The plan included the spin-out of Antigen Express, a reverse stock split for Generex and a rights offering to Generex stockholders. As proposed, we would spin out Antigen Express as a separate DTC-eligible company, register its shares with the Securities and Exchange Commission (the “SEC”), and seek to list its shares on a national securities exchange. Management believes that the spin-out would increase value for stockholders and provide Antigen Express with ready access to capital markets to finance its on-going clinical and regulatory initiatives. Management further believes that the spin-out would benefit Generex, by allowing Generex to hold a controlling interest in a publicly-traded company while continuing to focus on maximizing opportunities for its buccal drug delivery platform. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders. No determination has been made as to the timing of the proposed spin-out. This prospectus does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities related to these planned transactions.

Although stockholders approved a reverse stock split proposal at the June 8, 2011 annual meeting of stockholders, the reverse stock split could only be implemented in conjunction with an effort to list our common stock on a national stock exchange. The stockholder approval expired on December 7, 2012. Our stockholders approved a new reverse split proposal at our annual general meeting held on March 28, 2013, which approval allows the Board to implement a reverse split in its discretion and is not contingent upon listing our common stock on a national stock exchange. The terms of the securities purchase agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012 and June 17, 2013 also prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on December 10, 2012 and June 17, 2013 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until December 10, 2013 and June 17, 2014, respectively.

Through the shelf registration statement (File No. 333-164591) that we filed on January 29, 2010 and which was declared effective on February 9, 2010, we raised an aggregate of $4,056,000 in gross proceeds between January and April 2011 and raised an additional $2,575,000 in gross proceeds in July 2011 pursuant to a convertible preferred stock purchase agreement with takedowns from the shelf registration statement as described below. Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use the shelf registration statement as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates is less than $75 million. As we were required under the registration rights agreement that we entered into on June 17, 2013 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed a registration statement on Form S-1 because we were not eligible to use Form S-3. The registration statement was declared effective on July 24, 2013. We incurred additional legal and accounting fees in connection with the preparation of this Form S-1 registration statement.

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

Equity Financings

Following is a summary of the equity financing activities that we completed in fiscal 2013 to date in August 2012, December 2012 and June 2013.

Financing – August 2012

Series C 9% Convertible Preferred Stock and Warrants

On August 8, 2012, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 750 shares of our newly designated non-voting Series C 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on August 10, 2012. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $750,000. An aggregate of 18,750,000 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants (which total was adjusted to 49,999,998 shares on December 10, 2012 in conjunction with our Series D convertible preferred stock financing). We received net proceeds of approximately $725,000 from this transaction, which was reflected in the financial statements for the fiscal quarter ending October 31, 2012. We entered into this securities purchase agreement pursuant to the investors’ additional investment rights existing under the securities purchase agreement dated July 8 2011.

Subject to certain ownership limitations, the Series C convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.08 (adjusted to $0.03 per share on December 10, 2012) per share, and will accrue a 9% dividend until August 10, 2015 and, beginning on August 10, 2015 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to August 10, 2015, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning August 10, 2015, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

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

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.08 (adjusted to $0.03 per share on December 10, 2012) per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

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

We offered these securities privately pursuant to Rule 506 of Regulation D under the Securities Act of 1933. We entered into a registration rights agreement with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. We agreed to file the registration statement by September 22 and to use our best efforts to have the registration statement declared effective within 120 days after closing. If these deadlines were not met, we would have been liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective on November 8, 2012.

In addition, if, during the nine-month period after the issuance of the warrants and continuing until such time that all of the securities may be sold without our meeting the current public information requirement under Securities Act rule 144(c)(1), we fail to meet such requirement, we will pay liquidate damages equal to 2.0% of the purchase price paid by each investor, payable in cash every 30 days until current public information for Generex is available or is no longer required for the investors to rely on Rule 144 to transfer the securities (including underlying securities) acquired under the securities purchase agreement.

As of September 30, 2013, all of the issued Series C 9% Convertible Preferred Stock had been converted to common stock. There were 22,916,665 shares of common stock issued upon the conversion of the Series C convertible preferred stock and 6,664,863 shares of common stock issued as “make-whole payments” on such conversions. As of September 30, 2013, 16,389,512 warrants issued in connection with this transaction were outstanding as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
August 10, 2012*	16,389,512	.03	August 10, 2017

*Upon issuance of securities at a price per share of common stock less than the then applicable exercise price, the warrants are subject to anti-dilution adjustment of the exercise price and to the number of shares of common stock that may be purchased upon exercise of each warrant such that the aggregate exercise price payable upon exercise of the warrant will be the same as the aggregate exercise price in effect immediately prior to such adjustment. Due to the anti-dilution adjustment provision of these warrants, they have been reclassified on Generex’s balance sheet as a liability under the caption “Derivative Warrant Liability” with any changes in fair value at each reporting period recorded in earnings in accordance with ASC 815. On December 10, 2012, in connection with the financing below, the exercise price was adjusted from $0.08 to $0.03 per share and the number of warrants increased from 9,375,000 to 24,999,999.

Financing – December 2012

Series D 9% Convertible Preferred Stock and Warrants

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

As of September 30, 2013, all of the issued Series D 9% Convertible Preferred Stock had been converted to common stock. There were 24,999,999 shares of common stock issued upon the conversion of the Series D convertible preferred stock and 7,825,153 shares of common stock issued as “make-whole payments” on such conversions. As of September 30, 2013, 24,166,666 warrants issued in connection with this transaction were outstanding as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
December 10, 2012	24,166,666	.03	December 10, 2017

Financing –June 2013

Series E 9% Convertible Preferred Stock and Warrants

On June 17, 2013, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 1,225 shares of our newly designated non-voting Series E 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on June 20, 2013. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $1,225,000. An aggregate of 81,666,670 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $1,165,000 from this transaction, which will be reflected in the fourth quarter of the annual consolidated financial statements for the fiscal year ending July 31, 2013.

Subject to certain ownership limitations, the Series E convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until June 17, 2016 and, beginning on June 17, 2016 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to June 17, 2016, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning June 17, 2016, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series E convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series E convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

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

The securities purchase agreement and the certificate of designation authorizing the Series E convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

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

We agreed to file the registration statement within 25 days of the closing of the transaction and to use our best efforts to have the registration statement declared effective within 75 days after the filing date. If these deadlines are not met, we will be liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective by the SEC on July 24, 2013.

In addition, until the first anniversary date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $1,225,000, which units will be identical to the units of convertible preferred stock and warrants issued in connection with the June 2013 closing.

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

As of September 30, 2013, ?? of the issued Series E 9% Convertible Preferred Stock had been converted to common stock. There were ?? shares of common stock issued upon the conversion of the Series E convertible preferred stock and ?? shares of common stock issued as “make-whole payments” on such conversions. As of September 30, 2013, 40,833,335 warrants issued in connection with this transaction were outstanding as follows:

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 17, 2013	40,833,335	.03	June 17, 2018

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010 and the warrants issued in July 2011, February 2012, August 2012 and December 2012 in connection with the issuance of the Series A 9% Convertible Preferred Stock, Series B 9% Convertible Preferred Stock, Series C 9% Convertible Preferred Stock, Series D 9% Convertible Preferred Stock and Series E 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

•	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

•	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

•	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

•	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

•	In connection with the securities purchase agreement dated July 7, 2011 and option thereunder, we sold an aggregate of 2,575 shares of our Series A 9% Convertible Preferred Stock and issued warrants exercisable for up to 17,166,666 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 31, 2012, we sold an aggregate of 2,000 shares of our Series B 9% Convertible Preferred Stock and issued warrants exercisable for up to 13,333,333 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833,335 shares of our common stock to investors.

As of September 30, 2013, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At September 30, 2013, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the July 2011, February 2012, August 2012, December 2012 and June 2013 registered direct offerings were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date

June 15, 2009	8,470,661	0.76	December 15, 2014

August 6, 2009	3,413,928	0.79	February 4, 2015

September 14, 2009	5,157,813	1.00	March 15, 2015

April 8, 2010	50,000	0.4726	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

July 7, 2011*	2,508,560	0.03	July 11, 2016

February 1, 2012*	7,500,000	0.03	February 1, 2017

August 10, 2012*	16,389,512	0.03	August 10, 2017

December 10, 2012*	24,166,666	0.03	December 12, 2017

June 17, 2013*	40,833,335	0.03	June 17, 2018

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

As of September 30, 2013, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	101,183,411	$0.03	March 31, 2016
March 31, 2008	27,272,720	$0.03	September 30, 2016

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

Cash Flows for the Year Ended July 31, 2013

For the fiscal 2013 year, we used $3,661,234 in cash to fund our operating activities. The use for operating activities included a net loss of $8,554,322. Cash used in operating activities decreased due to a decrease in deferred revenue of $38,282, offset by an increase of $123,556 related to accounts payable and accrued expenses and a $124,197 decrease in other current assets.

The use of cash related to operating assets and liabilities above was offset by increases related to a non-cash loss of $3,140,259 related to the revaluation of the derivative warrants and additional investment rights, $463,718 related to depreciation and amortization, $837,754 in stock-based compensation, amortization of options and option modifications related to employees, executives and directors, $392,421 in stock-based compensation for services rendered and $886,950 relating to interest which was paid by issuances of common stock. These non-cash increase adjustments to reconcile the net loss to net cash used were offset by a non-cash gain of $1,037,485 related to gains on disposals of properties (including Assets Held for Investment) and equipment.

We had net cash flows from investing activities of $1,685,060 in fiscal 2013, primarily consisting of proceeds from the sale of properties (including Assets Held for Investment) and equipment of $1,764,008, offset by costs incurred for patents of $78,948.

We had net cash flows from financing activities of $3,461,158 in fiscal 2013. We received net proceeds of $2,615,000 from issuances of convertible preferred stock in our August 2012 and June 2013 registered direct offerings.  We received $829,038 in net proceeds from issuance of long-term debt related to mortgages on our properties, which was offset by monthly mortgage principal payments combined with repayments of mortgages upon the sales of certain of the properties of $1,833,265. We received $5,181 in cash proceeds from exercises of stock options and $1,845,204 from the exercise of warrants.

Our net working capital deficiency at July 31, 2013 decreased to a deficiency of $6,696,473 from a deficiency of $8,054,662 at July 31, 2012, which was attributed largely to our fiscal 2013 investing and financing activities, offset by our net cash outflows from our operating activities.

Conversion of Outstanding Series A, Series B, Series C, Series D and Series E 9% Convertible Preferred Stock

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

As of July 31, 2013, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2013, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2013, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2013, 295 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 9,833,334 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 2,654,999 shares of common stock were issued as “make-whole payments” on such conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our consolidated financial statements for fiscal year ended July 31, 2013, nor has sanofi-aventis terminated the agreement.

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

Contractual Obligations

The following table of contractual obligations as of July 31, 2013 includes interest obligations.

Contractual Obligations	Total	Less than 1 Year	1-3 years	More than 3 years
Long-Term Debt Obligations	$637,739	$637,739	$-	$-
Convertible Debt Obligations	-	-	-	-
Capital Lease Obligations	-	-	-	-
Operating Lease Obligations	258,299	152,094	106,205	-
Purchase Obligations *	333,532	333,532	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-

Total	$1,229,570	$1,123,365	$106,205	$-

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

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance was effective for our annual fiscal period ended July 31, 2013. The adoption of this guidance did not have a significant impact on our consolidated financial statements.

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

As of July 31, 2013, we had fixed rate debt totaling $617,665. This amount consists of the following:

Loan Amount	Interest Rate per Annum
$617,665	9.75%

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

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of July 31, 2013, there were 220,687,537 warrants outstanding subject to price protection provisions with an estimated fair value of $5,234,293 or $0.024 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 8. Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

(A DEVELOPMENT STAGE COMPANY)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm - October 3, 2013	44

Report of Independent Registered Public Accounting Firm - October 15, 2012	45

Consolidated Balance Sheets
July 31, 2013 and 2012	46

Consolidated Statements of Operations
For the Years Ended July 31, 2013, 2012 and 2011
and Cumulative From November 2, 1995 (Date of Inception)
to July 31, 2013	47

Consolidated Statements of Changes in Stockholders' (Deficiency)/Equity
For the Period November 2, 1995 (Date of Inception)
to July 31, 2013	48

Consolidated Statements of Cash Flows
For the Years Ended July 31, 2013, 2012 and 2011
and Cumulative From November 2, 1995 (Date of Inception)
to July 31, 2013	66

Notes to Consolidated Financial Statements	67

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Shareholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheet of Generex Biotechnology Corp. (a Development Stage Company) and subsidiaries as of July 31, 2013, and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows for the year then ended and for the period November 2, 1995 (date of inception) to July 31, 2013. Our audit also includes the financial statement schedule listed in the index under Item 15. Generex Biotechnology Corp.’s management is responsible for these consolidated financial statements and the financial statement schedule listed in the index under Item 15. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The financial statements as of July 31, 2012 and for the cumulative period from November 2, 1995 (Date of Inception) through July 31, 2012 were audited by other auditors who expressed an opinion without reservation on those statements in their audit report dated October 15, 2012. Our opinion, in so far as it relates to the period from November 2, 1995 (Date of Inception) through July 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Generex Biotechnology Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Generex Biotechnology Corp.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and accumulated for the period from November 2, 1995 (Date of Inception) to July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s experience of negative cash flows from operations since inception and its dependency upon future financing, which is uncertain due to the limitations imposed by previous financings on future financings, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

Toronto, Canada

October 3, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Generex Biotechnology Corporation and Subsidiaries

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (a Development Stage Company) and subsidiaries (the “Company”) as of July 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows for each of the years in the three year period ended July 31, 2012, and for the period November 2, 1995 (date of inception) to July 31, 2012. Our audits also included the financial statement schedule listed in the index under Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corporation and subsidiaries as of July 31, 2012 and 2011 and the results of their operations and their cash flows for each of the years in the three year period ended July 31, 2012, and for the period November 2, 1995 (date of inception) to July 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company’s experience of negative cash flows from operations since inception and its dependency upon future financing, which is uncertain due to the limitations imposed by previous financings on future financings, raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

MSCM LLP

Toronto, Canada

October 15, 2012

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
	July 31, 2013	July 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,708,954	$ 246,309
Other current assets	98,315	200,552
Total Current Assets	1,807,269	446,861

Property and Equipment, Net (Note 3)	85,406	704,678
Assets Held for Investment, Net (Note 3)	640,772	858,377
Patents, Net (Note 4)	2,319,416	2,634,458

TOTAL ASSETS	$ 4,852,863	$ 4,644,374

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$ 7,661,234	$ 7,015,652
Deferred revenue	224,843	263,125
Current maturities of long-term debt (Note 8)	617,665	1,222,746
Total Current Liabilities	8,503,742	8,501,523

Long-Term Debt, Net (Note 8)	--	441,415

Derivative Warrant Liability (Note 10)	5,234,293	4,081,627

Derivative Additional Investment Rights Liability (Note 10)	1,256,160	--

Total Liabilities	14,994,195	13,024,565

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency (Notes 9 and 11):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at July 31, 2013 and July 31, 2012, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares at July 31, 2013 and July 31, 2012, respectively; -0- and 1,490 shares
issued and outstanding at July 31, 2013 and July 31, 2012, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0-
shares at July 31, 2013 and July 31, 2012, respectively; -0- shares
issued and outstanding at July 31, 2013 and July 31, 2012, respectively; -0- shares	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 and -0-
shares at July 31, 2013 and July 31, 2012, respectively; -0- shares
issued and outstanding at July 31, 2013 and July 31, 2012, respectively; -0- shares	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 and -0-
shares at July 31, 2013 and July 31, 2012, respectively; 930 and -0- shares
issued and outstanding at July 31, 2013 and July 31, 2012, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 and 750,000,000 shares at
July 31, 2013 and 2012, respectively; 580,329,160 and 354,161,297 issued and
outstanding at July 31, 2013 and July 31, 2012, respectively	580,329	354,161
Additional paid-in capital	356,401,812	348,099,813
Deficit accumulated during the development stage	(367,888,576)	(357,611,780)
Accumulated other comprehensive income	765,103	777,615
Total Stockholders’ Deficiency	(9,540,544)	(8,380,191)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 4,852,863	$ 4,644,374

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

				Cumulative From
				November 2, 1995
	For the Years Ended July 31,			(Date of Inception)
	2013	2012	2011	to July 31, 2013

Revenues, net	$ --	$ 28,651	$ 291,628	$ 5,110,784

Cost of Goods Sold	--	11,109	155,619	1,620,375

Gross profit	--	17,542	136,009	3,490,409

Operating Expenses:
Research and development	2,192,724	4,987,236	10,250,397	134,168,688
Research and development - related party	--	--	--	220,218
Selling and marketing	--	165,175	1,025,774	9,333,214
General and administrative	3,936,635	4,889,179	13,392,920	151,738,791
General and administrative - related party	--	--	--	314,328
Total Operating Expenses	6,129,359	10,041,590	24,669,091	295,775,239

Operating Loss	(6,129,359)	(10,024,048)	(24,533,082)	(292,284,830)

Other Income (Expense):
Miscellaneous income (expense)	--	--	489,292	686,303
Income from assets held for investment, net (Note 3)	1,245,165	2,206,216	349,458	5,579,422
Interest income	353	1,519	6,455	7,782,246
Interest expense	(530,222)	(592,525)	(208,906)	(69,538,904)
Change in fair value of derivative liabilities (Note 10)	(3,140,259)	(1,081,440)	2,220,916	(3,856,236) (1)
Loss on extinguishment of debt	--	--	--	(14,134,068)

Net Loss Before Undernoted	(8,554,322)	(9,490,278)	(21,675,867)	(365,766,067)

Minority Interest Share of Loss	--	--	--	3,038,185

Net Loss	(8,554,322)	(9,490,278)	(21,675,867)	(362,727,882)

Preferred Stock Dividend	1,722,474	376,746	766,417	5,160,694

Net Loss Available to Common
Stockholders	$ (10,276,796)	$ (9,867,024)	$ (22,442,284)	$ (367,888,576)

Basic and Diluted Net Loss Per
Common Share (Note 14)	$ (.02)	$ (.03)	$ (.08)

Weighted Average Number of Shares
of Common Stock Outstanding
- basic and diluted (Note 14)	443,579,247	332,333,583	284,818,486

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995
(Date of Inception) to July 31, 2013" column. See Note 10 - Derivative Liabilities.

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance November 2, 1995
(Inception)	-	$ -	-	$ -	-	$ -	$ -	$ -	$ -	$ -	$ -
Issuance of common stock for cash,
February 1996, $.0254	-	-	321,429	321	-	-	7,838	-	-	-	8,159
Issuance of common stock for cash,
February 1996, $.0510	-	-	35,142	35	-	-	1,757	-	-	-	1,792
Issuance of common stock for cash,
February 1996, $.5099	-	-	216,428	216	-	-	110,142	-	-	-	110,358
Issuance of common stock for cash,
March 1996, $10.2428	-	-	2,500	3	-	-	25,604	-	-	-	25,607
Issuance of common stock for cash,
April 1996, $.0516	-	-	489,850	490	-	-	24,773	-	-	-	25,263
Issuance of common stock for cash,
May 1996, $.0512	-	-	115,571	116	-	-	5,796	-	-	-	5,912
Issuance of common stock for cash,
May 1996, $.5115	-	-	428,072	428	-	-	218,534	-	-	-	218,962
Issuance of common stock for cash,
May 1996, $10.2302	-	-	129,818	130	-	-	1,327,934		-	-	1,328,064
Issuance of common stock for cash,								-
July 1996, $.0051	-	-	2,606,528	2,606	-	-	10,777		-	-	13,383
Issuance of common stock for cash,
July 1996, $.0255	-	-	142,857	143	-	-	3,494	-	-	-	3,637
Issuance of common stock for cash,
July 1996, $.0513	-	-	35,714	36	-	-	1,797	-	-	-	1,833
Issuance of common stock for cash,
July 1996, $10.1847	-	-	63,855	64	-	-	650,282	-	-	-	650,346
Costs related to issuance of common
stock	-	-	-	-	-	-	(10,252)	-	-	-	(10,252)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	330,025	-	-	-	330,025
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(693,448)	-	(693,448)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(4,017)	(4,017)
Total Comprehensive Income (Loss)									(693,448)	(4,017)	(697,465)
Balance, July 31, 1996	-	$ -	4,587,764	$ 4,588	-	$ -	$ 2,708,501	$ -	$ (693,448)	$ (4,017)	$ 2,015,624

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1996	-	$ -	4,587,764	$ 4,588	-	$ -	$ 2,708,501	$ -	$ (693,448)	$ (4,017)	$ 2,015,624
Issuance of common stock for cash,
September 1996, $.0509	-	-	2,143	2	-	-	107	-	-	-	109
Issuance of common stock for cash,
December 1996, $10.2421	-	-	1,429	1	-	-	14,635	-	-	-	14,636
Issuance of common stock for cash,
January 1997, $.0518	-	-	1,466	1	-	-	75	-	-	-	76
Issuance of common stock for cash,
March 1997, $10.0833	-	-	12	-	-	-	121	-	-	-	121
Issuance of common stock for cash,
May 1997, $.0512	-	-	4,233	4	-	-	213	-	-	-	217
Issuance of common stock for cash,
May 1997, $.5060	-	-	4,285,714	4,286	-	-	2,164,127	-	-	-	2,168,413
Costs related to issuance of common
stock, May 1997	-	-	-	-	-	-	(108,421)	-	-	-	(108,421)
Issuance of common stock for cash,
May 1997, $10.1194	-	-	18,214	18	-	-	184,297	-	-	-	184,315
Issuance of common stock for cash,
June 1997, $.0504	-	-	10,714	11	-	-	529	-	-	-	540
Issuance of common stock for cash,
June 1997, $.5047	-	-	32,143	32	-	-	16,190	-	-	-	16,222
Issuance of common stock for cash,
June 1997, $8.9810	-	-	29,579	30	-	-	265,618	-	-	-	265,648
Issuance of common stock for cash,
June 1997, $10.0978	-	-	714	1	-	-	7,209	-	-	-	7,210
Issuance of common stock for cash,
July 1997, $10.1214	-	-	25,993	26	-	-	263,060	-	-	-	263,086
Costs related to issuance of common
stock	-	-	-	-	-	-	(26,960)	-	-	-	(26,960)
Founders Shares transferred for services
rendered	-	-	-	-	-	-	23,481	-	-	-	23,481
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(1,379,024)	-	(1,379,024)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	3,543	3,543
Total Comprehensive Income (Loss)									(1,379,024)	3,543	(1,375,481)
Balance, July 31, 1997	-	$ -	9,000,118	$ 9,000	-	$ -	$ 5,512,782	$ -	$ (2,072,472)	$ (474)	$ 3,448,836

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1997	-	$ -	9,000,118	$ 9,000	-	$ -	$ 5,512,782	$ -	$ (2,072,472)	$ (474)	$ 3,448,836
Issuance of warrants in exchange for
services rendered, October 1997, $.50	-	-	-	-	-	-	234,000	-	-	-	234,000
Issuance of common stock in exchange
for services rendered, December 1997, $0.05	-	-	234,000	234	-	-	10,698	-	-	-	10,932
Issuance of SVR Preferred Stock in exchange
for services rendered, January 1998, $.001	1,000	1	-	-	-	-	99	-	-	-	100
Shares issued pursuant to the January 9, 1998
reverse merger between GBC-Delaware, Inc.
and Generex Biotechnology Corporation	-	-	1,105,000	1,105	-	-	(1,105)	-	-	-	-
Issuance of common stock for cash, March
1998, $2.50	-	-	70,753	71	-	-	176,812	-	-	-	176,883
Issuance of common stock for cash, April
1998, $2.50	-	-	60,000	60	-	-	149,940	-	-	-	150,000
Issuance of common stock in exchange
for services rendered, April 1998, $2.50	-	-	38,172	38	-	-	95,392	-	-	-	95,430
Issuance of common stock for cash, May
1998, $2.50	-	-	756,500	757	-	-	1,890,493	-	-	-	1,891,250
Issuance of common stock in exchange
for services rendered, May 1998, $2.50	-	-	162,000	162	-	-	404,838	-	-	-	405,000
Issuance of warrants in exchange for
services rendered, May 1998, $.60	-	-	-	-	-	-	300,000	-	-	-	300,000
Issuance of common stock for cash, June
1998, $2.50	-	-	286,000	286	-	-	714,714	-	-	-	715,000
Exercise of warrants for cash, June
1998, $0.0667	-	-	234,000	234	-	-	15,374	-	-	-	15,608
Issuance of common stock in exchange
for services rendered, June 1998, $2.50	-	-	24,729	24	-	-	61,799	-	-	-	61,823
Comprehensive Income (Loss):
Net loss	-	-	-	-	-	-	-	-	(4,663,604)	-	(4,663,604)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(198,959)	(198,959)
Total Comprehensive Income (Loss)									(4,663,604)	(198,959)	(4,862,563)
Balance, July 31, 1998	1,000	$ 1	11,971,272	$ 11,971	-	$ -	$ 9,565,836	$ -	$ (6,736,076)	$ (199,433)	$ 2,642,299

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1998	1,000	$ 1	11,971,272	$ 11,971	-	$ -	$ 9,565,836	$ -	$ (6,736,076)	$ (199,433)	$ 2,642,299
Issuance of common stock for cash, August
1998, $3.00	-	-	100,000	100	-	-	299,900	-	-	-	300,000
Issuance of common stock for cash, August
1998, $3.50	-	-	19,482	19	-	-	68,168	-	-	-	68,187
Redemption of common stock for cash,
September 1998, $7.75	-	-	(15,357)	(15)	-	-	(119,051)	-	-	-	(119,066)
Issuance of common stock for cash,
September - October 1998, $3.00	-	-	220,297	220	-	-	660,671	-	-	-	660,891
Issuance of common stock for cash, August -
October 1998, $4.10	-	-	210,818	211	-	-	864,142	-	-	-	864,353
Issuance of common stock in exchange for
services rendered, August - October 1998, $2.50	-	-	21,439	21	-	-	53,577	-	-	-	53,598
Issuance of common stock in exchange for
services rendered, August - October 1998, $4.10	-	-	18,065	18	-	-	74,048	-	-	-	74,066
Issuance of common stock in exchange
for services rendered, September 1998, $4.10	-	-	180,000	180	-	-	737,820	-	-	-	738,000
Issuance of warrants in exchange for
services rendered, October 1998, $.26	-	-	-	-	-	-	2,064	-	-	-	2,064
Issuance of stock options in exchange for
services rendered, November 1998, $1.85	-	-	-	-	-	-	92,500	-	-	-	92,500
Issuance of warrants in exchange for
services rendered, November 1998, $1.64	-	-	-	-	-	-	246,000	-	-	-	246,000
Issuance of common stock for cash,
November 1998 - January 1999, $3.50	-	-	180,000	180	-	-	629,820	-	-	-	630,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.00	-	-	275,000	275	-	-	1,099,725	-	-	-	1,100,000
Issuance of common stock for cash,
November 1998 - January 1999, $4.10	-	-	96,852	97	-	-	397,003	-	-	-	397,100
Issuance of common stock in exchange
for services rendered, November 1998 -
January 1999, $4.10	-	-	28,718	29	-	-	117,715	-	-	-	117,744
Issuance of common stock for cash,
November 1998 - January 1999, $5.00	-	-	20,000	20	-	-	99,980	-	-	-	100,000
Issuance of common stock for cash,
November 1998 - January 1999, $5.50	-	-	15,000	15	-	-	82,485	-	-	-	82,500
Issuance of common stock in exchange for
services rendered, January 1999, $5.00	-	-	392	-	-	-	1,960	-	-	-	1,960
Issuance of common stock for cash,
February 1999, $5.00	-	-	6,000	6	-	-	29,994	-	-	-	30,000
Issuance of common stock in exchange for
services rendered, February 1999, $6.00	-	-	5,000	5	-	-	29,995	-	-	-	30,000
Issuance of common stock for cash,
March 1999, $6.00	-	-	11,000	11	-	-	65,989	-	-	-	66,000
Issuance of common stock for cash,
April 1999, $5.50	-	-	363,637	364	-	-	1,999,640	-	-	-	2,000,004
Issuance of warrants in exchange for
services rendered, April 1999, $3.21	-	-	-	-	-	-	160,500	-	-	-	160,500
Issuance of warrants in exchange for
services rendered, April 1999, $3.17	-	-	-	-	-	-	317,000	-	-	-	317,000
Issuance of warrants in exchange for
services rendered, April 1999, $2.89	-	-	-	-	-	-	144,500	-	-	-	144,500
Issuance of warrants in exchange for
services rendered, April 1999, $3.27	-	-	-	-			184,310	-	-	-	184,310
Stock adjustment	-	-	714	1	-	-	(1)	-	-	-	-
Issuance of common stock for cash,
May 1999, $5.50	-	-	272,728	273	-	-	1,499,731	-	-	-	1,500,004
Issuance of common stock in exchange for
services rendered, May - June 1999, $5.50	-	-	60,874	61	-	-	334,746	-			334,807
Exercise of warrants for cash, June 1999, $5.50	-	-	388,375	389	-		1,941,484	-	-	-	1,941,873
Exercise of warrants in exchange for note
receivable, June 1999, $5.00	-	-	94,776	95	-	-	473,787	(473,882)	-	-	-
Exercise of warrants in exchange for services
rendered, June 1999, $5.00	-	-	13,396	13	-	-	66,967	-	-	-	66,980
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	38,979	-	-	38,979
Shares tendered in conjunction with warrant
exercise, June 1999, $7.8125	-	-	(323,920)	(324)	-	-	(2,530,301)	-	-	-	(2,530,625)
Exercise of warrants for shares tendered,
June 1999, $5.00	-	-	506,125	506	-	-	2,530,119	-	-	-	2,530,625
Cost of warrants redeemed for cash	-	-	-	-	-		(3,769)	-	-	-	(3,769)
Cost related to warrant redemption, June 1999	-	-	-	-	-	-	(135,431)	-	-	-	(135,431)
Costs related to issuance of common stock	-	-	-	-	-	-	(1,179,895)	-	-	-	(1,179,895)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(6,239,602)	-	(6,239,602)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	1,393	1,393
Total Comprehensive Income (Loss)									(6,239,602)	1,393	(6,238,209)
Balance, July 31, 1999	1,000	$ 1	14,740,683	$ 14,741	-	$ -	$ 20,903,728	$ (434,903)	$ (12,975,678)	$ (198,040)	$ 7,309,849

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 1999	1,000	$ 1	14,740,683	$ 14,741	-	$ -	$ 20,903,728	$ (434,903)	$ (12,975,678)	$ (198,040)	$ 7,309,849
Adjustment for exercise of warrants recorded
June 1999, $5.00	-	-	(2,300)	(2)	-	-	2	-	-	-	-
Issuance of common stock for cash,
September 1999, $6.00	-	-	2,500	2	-	-	14,998	-	-	-	15,000
Issuance of common stock for cash pursuant to
private placement, January 2000, $4.25	-	-	470,590	471	-	-	1,999,537	-	-	-	2,000,008
Financing costs associated with private placement,
January, 2000	-	-	-	-	-	-	(220,192)	-	-	-	(220,192)
Issuance of stock in exchange for services
rendered, January 2000, $5.00	-	-	8,100	8	-	-	40,492	-	-	-	40,500
Granting of stock options for services
rendered, January 2000	-	-	-	-	-	-	568,850	-	-	-	568,850
Granting of warrants for services rendered,
January 2000	-	-	-	-	-	-	355,500	-	-	-	355,500
Exercise of warrants for cash, February 2000, $5.50	-	-	2,000	2	-	-	10,998	-	-	-	11,000
Exercise of warrants for cash, March 2000, $5.50	-	-	29,091	29	-	-	159,972	-	-	-	160,001
Exercise of warrants for cash, March 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Exercise of warrants for cash, March 2000, $7.50	-	-	8,000	8	-	-	59,992	-	-	-	60,000
Issuance of common stock for cash pursuant to
private placement, June 2000, $6.00	-	-	1,041,669	1,042	-	-	6,248,972	-	-	-	6,250,014
Financing costs associated with private
placement, June 2000	-	-	-	-	-	-	(385,607)	-	-	-	(385,607)
Issuance of common stock for services,
June 2000, $6.00	-	-	4,300	4	-	-	25,796	-	-	-	25,800
Exercise of warrants for cash, July 2000, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Exercise of warrants for cash, July 2000, $7.50	-	-	16,700	17	-	-	125,233	-	-	-	125,250
Granting of stock options for services
rendered, July 2000	-	-	-	-	-	-	496,800	-	-	-	496,800
Reduction of note receivable in exchange for
services rendered	-	-	-	-	-	-	-	384,903	-	-	384,903
Accrued interest on note receivable	-	-	-	-	-	-	-	(4,118)	-	-	(4,118)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(8,841,047)	-	(8,841,047)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,514	32,514
Total Comprehensive Income (Loss)									(8,841,047)	32,514	(8,808,533)
Balance, July 31, 2000	1,000	$ 1	16,326,333	$ 16,327	-	$ -	$ 30,435,066	$ (54,118)	$ (21,816,725)	$ (165,526)	$ 8,415,025

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2000	1,000	$ 1	16,326,333	$ 16,327	-	$ -	$ 30,435,066	$ (54,118)	$ (21,816,725)	$ (165,526)	$ 8,415,025
Exercise of warrants for cash, August 2000, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for services rendered
August 2000	-	-	35,000	35	-	-	411,215	-	-	-	411,250
Issuance of warrants in exchange for equity line
agreement, August 2000	-	-	-	-	-	-	3,406,196	-	-	-	3,406,196
Exercise of warrants for cash, August 2000, $7.50	-	-	30,300	30	-	-	227,220	-	-	-	227,250
Exercise of warrants for cash, August 2000, $8.6625	-	-	30,000	30	-	-	259,845	-	-	-	259,875
Cashless exercise of warrants, August 2000	-	-	8,600	9	-	-	(9)	-	-	-	-
Exercise of warrants for cash, August 2000, $10.00	-	-	10,000	10	-	-	99,990	-	-	-	100,000
Exercise of warrants for cash, September 2000, $8.6625	-	-	63,335	63	-	-	548,576	-	-	-	548,639
Exercise of warrants for cash, September 2000, $5.50	-	-	16,182	16	-	-	88,986	-	-	-	89,002
Exercise of warrants for cash, September 2000, $6.00	-	-	53,087	53	-	-	318,470	-	-	-	318,523
Exercise of warrants for cash, September 2000, $10.00	-	-	9,584	10	-	-	95,830	-	-	-	95,840
Exercise of warrants for cash, September 2000, $7.50	-	-	32,416	32	-	-	243,088	-	-	-	243,120
Issuance of common stock for cash pursuant to
private placement, October 2000, $11.00	-	-	2,151,093	2,151	-	-	23,659,872	-	-	-	23,662,023
Exercise of warrants for cash, Oct. 2000, $6.00	-	-	1,000	1	-	-	5,999	-	-	-	6,000
Financing costs associated with private placement,
October 2000	-	-	-	-	-	-	(1,956,340)	-	-	-	(1,956,340)
Exercise of warrants for cash, November - December
2000, $4.25	-	-	23,528	23	-	-	99,971	-	-	-	99,994
Cashless exercise of warrants, December 2000	-	-	3,118	3	-	-	(3)	-	-	-	-
Exercise of warrants for cash, November - December
2000, $6.00	-	-	22,913	23	-	-	137,455	-	-	-	137,478
Exercise of warrants for cash, December 2000, $7.00	-	-	8,823	9	-	-	61,752	-	-	-	61,761
Issuance of common stock as employee
compensation, December 2000	-	-	8,650	8	-	-	100,548	-	-	-	100,556
Exercise of warrants for cash, January 2001, $6.00	-	-	3,000	3	-	-	17,997	-	-	-	18,000
Issuance of common stock for cash pursuant to
private placement, January 2001, $14.53	-	-	344,116	344	-	-	4,999,656	-	-	-	5,000,000
Financing costs associated with private placement,
January 2001	-	-	-	-	-	-	(200,000)	-	-	-	(200,000)
Issuance of common stock pursuant to litigation
settlement, January 2001	-	-	2,832	2	-	-	21,096	-	-	-	21,098
Granting of stock options in exchange for services
rendered, January 2001	-	-	-	-	-	-	745,000	-	-	-	745,000
Granting of stock options in exchange for services
rendered, February 2001	-	-	-	-	-	-	129,600	-	-	-	129,600
Exercise of stock options for cash,
February 2001, $5.00	-	-	50,000	50	-	-	249,950	-	-	-	250,000
Exercise of warrants for cash, March 2001, $6.00	-	-	500	1	-	-	2,999	-	-	-	3,000
Exercise of stock options in exchange for note
receivable, March 2001	-	-	50,000	50	-	-	249,950	(250,000)	-	-	-
Issuance of common stock in exchange for services
rendered, March 2001, $5.50	-	-	8,000	8	-	-	43,992	-	-	-	44,000
Granting of stock options in exchange for services
rendered, May 2001	-	-	-	-	-	-	592,300	-	-	-	592,300
Exercise of stock options for cash, June 2001, $5.00	-	-	75,000	75	-	-	374,925	-	-	-	375,000
Exercise of stock options for cash, June 2001, $5.50	-	-	12,500	12	-	-	68,738	-	-	-	68,750
Exercise of warrants for cash, June 2001, $6.00	-	-	4,000	4	-	-	23,996	-	-	-	24,000
Exercise of stock options for cash, July 2001, $5.00	-	-	7,500	8	-	-	37,492	-	-	-	37,500
Exercise of stock options for cash, July 2001, $5.50	-	-	2,500	3	-	-	13,747	-	-	-	13,750
Exercise of warrants for cash, July 2001, $6.00	-	-	2,000	2	-	-	11,998	-	-	-	12,000
Issuance of common stock for cash pursuant to
private placement, July 2001, $9.25	-	-	1,254,053	1,254	-	-	11,598,736	-	-	-	11,599,990
Financing costs associated with private placement,
July 2001	-	-	-	-	-	-	(768,599)	-	-	-	(768,599)
Shares issued in exchange for services rendered,
July 2001, $9.25	-	-	23,784	24	-	-	219,978	-	-	-	220,002
Shares issued for Anti-Dilution Provisions, July 2001	-	-	5,779	6	-	-	53,450	-	-	-	53,456
Issuance of warrants in exchange for services rendered,
July 2001	-	-	-	-	-	-	19,134	-	-	-	19,134
Accrued interest on note receivable	-	-	-	-	-	-	-	(10,182)	-	-	(10,182)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(27,097,210)	-	(27,097,210)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(81,341)	(81,341)
Total Comprehensive Income (Loss)									(27,097,210)	(81,341)	(27,178,551)
Balance at July 31, 2001	1,000	$ 1	20,681,526	$ 20,681	-	$ -	$ 76,761,860	$ (314,300)	$ (48,913,935)	$ (246,867)	$ 27,307,440

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013

									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2001	1,000	$ 1	20,681,526	$ 20,681	-	$ -	$ 76,761,860	$ (314,300)	$ (48,913,935)	$ (246,867)	$ 27,307,440
Exercise of stock options for cash,
August 2001, $5.50	-	-	5,000	5	-	-	27,495	-	-	-	27,500
Purchase of Treasury Stock for cash
October 2001, $3.915	-	-	-	-	(10,000)	(39,150)	-	-	-	-	(39,150)
Issuance of stock options in exchange for
services rendered, December 2001	-	-	-	-	-	-	25,000	-	-	-	25,000
Issuance of common stock as employee
compensation, January 2002	-	-	10,800	11	-	-	71,161	-	-	-	71,172
Preferred stock dividend paid January 2002	-	-	-	-	-	-	-	-	(720,900)	-	(720,900)
Purchase of Treasury Stock for cash
February 2002, $4.693	-	-	-	-	(31,400)	(147,346)	-	-	-	-	(147,346)
Issuance of warrants in exchange for services
rendered, March 2002	-	-	-	-	-	-	202,328	-	-	-	202,328
Purchase of Treasury Stock for cash
March 2002, $4.911	-	-	-	-	(7,700)	(37,816)	-	-	-	-	(37,816)
Purchase of Treasury Stock for cash
April 2002, $4.025	-	-	-	-	(12,800)	(54,516)	-	-	-	-	(54,516)
Issuance of stock options in exchange for
services rendered, June 2002	-	-	-	-	-	-	132,387	-	-	-	132,387
Purchase of Treasury Stock for cash									-
July 2002, $4.025	-	-	-	-	(34,600)	(116,703)	-	-	-	-	(116,703)
Accrued interest on note receivable	-	-	-	-	-	-	-	(22,585)	-	-	(22,585)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,693,034)	-	(13,693,034)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(71,185)	(71,185)
Total Comprehensive Income (Loss)									(13,693,034)	(71,185)	(13,764,219)
Balance at July 31, 2002	1,000	$ 1	20,697,326	$ 20,697	(96,500)	$ (395,531)	$ 77,220,231	$ (336,885)	$ (63,327,869)	$ (318,052)	$ 12,862,592

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2002	1,000	$ 1	20,697,326	$ 20,697	(96,500)	$ (395,531)	$ 77,220,231	$ (336,885)	$ (63,327,869)	$ (318,052)	$ 12,862,592
Receipt of restricted shares of common stock as
settlement for executive loan, September 2002, $1.90	-	-	-	-	(592,716)	(1,126,157)	-	-	-	-	(1,126,157)
Purchase of Treasury Stock for cash
October 2002, $1.5574	-	-	-	-	(40,000)	(62,294)	-	-	-	-	(62,294)
Issuance of warrants in exchange for the services
rendered, November 2002, $2.50	-	-	-	-	-	-	988,550	-	-	-	988,550
Issuance of stock options in exchange for services
receivable, November 2002, $2.10	-	-	-	-	-	-	171,360	-	-	-	171,360
Issuance of common stock in exchange for services
rendered, November 2002, $2.10	-	-	30,000	30	-	-	62,970	-	-	-	63,000
Issuance of common stock as employee compensation,
January 2003, $2.10	-	-	9,750	10	-	-	20,465	-	-	-	20,475
Purchase of Treasury Stock for cash December 2002,
$2.0034	-	-	-	-	(13,000)	(26,044)	-	-	-	-	(26,044)
Preferred stock dividend paid January 2003	-	-	-	-	-	-	-	-	(764,154)	-	(764,154)
Issuance of common stock in exchange for services
rendered, March 2003, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock for cash pursuant to
private placement, May 2003, $1.15	-	-	2,926,301	2,926	-	-	3,362,324	-	-	-	3,365,250
Financing costs associated with private placement,
May 2003	-	-	-	-	-	-	(235,568)	-	-	-	(235,568)
Exercise of warrants for cash, May 2003, $1.50	-	-	35,000	35	-	-	52,465	-	-	-	52,500
Issuance of common stock for cash pursuant to
private placement, June 2003, $1.50	-	-	666,667	667	-	-	999,333	-	-	-	1,000,000
Issuance of common stock as employee compensation,
June 2003, $2.00	-	-	100	-	-	-	200	-	-	-	200
Exercise of warrants for cash, June 2003, $1.50	-	-	1,496,001	1,496	-	-	2,242,506	-	-	-	2,244,002
Cashless exercise of warrants, June 2003	-	-	16,379	16	-	-	(16)	-	-	-	-
Exercise of stock options for cash, June 2003, $1.59	-	-	70,000	70	-	-	111,230	-	-	-	111,300
Accrued interest on note receivable	-	-	-	-	-	-	-	(23,113)	-	-	(23,113)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(13,261,764)	-	(13,261,764)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	406,830	406,830
Total Comprehensive Income (Loss)									(13,261,764)	406,830	(12,854,934)
Balance at July 31, 2003	1,000	$ 1	26,017,524	$ 26,017	(742,216)	$ (1,610,026)	$ 85,065,980	$ (359,998)	$ (77,353,787)	$ 88,778	$ 5,856,965

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity
Balance, August 1, 2003	1,000	$ 1	26,017,524	$ 26,017	(742,216)	$ (1,610,026)	$ 85,065,980	$ (359,998)	$ (77,353,787)	$ 88,778	$ 5,856,965
Shares issued pursuant to acquisition of Antigen
Express Inc., August 2003	-	-	2,779,974	2,780	-	-	4,639,777	-	-	-	4,642,557
Cost of stock options to be assumed in conjunction
with merger	-	-	-	-	-	-	154,852	-	-	-	154,852
Exercise of stock options for cash, September 2003,
$1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $2.10	-	-	14,900	15	-	-	31,275	-	-	-	31,290
Exercise of stock options for cash, October 2003, $1.59	-	-	10,000	10	-	-	15,890	-	-	-	15,900
Exercise of stock options for cash, October 2003, $0.30	-	-	65,000	65	-	-	19,435	-	-	-	19,500
Exercise of stock options for cash, October 2003, $0.55	-	-	40,000	40	-	-	21,960	-	-	-	22,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.98	-	-	150,000	150	-	-	296,850	-	-	-	297,000
Issuance of common stock In exchange for services
rendered, October 2003, $1.84	-	-	337,500	338	-	-	620,662	-	-	-	621,000
Issuance of warrants in exchange for the services
rendered October 2003 (at $1.35)	-	-	-	-	-	-	27,000	-	-	-	27,000
Exercise of stock options for cash, November 2003,
$2.10	-	-	10,500	10	-	-	22,040	-	-	-	22,050
Redemption of Treasury Stock, November 2003, $2.17	-	-	(742,216)	(742)	742,216	1,610,026	(1,609,284)	-	-	-	-
Granting of stock options in exchange for services,
November 2003 (at $1.71)	-	-	-	-	-	-	151,433	-	-	-	151,433
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.47	-	-	1,700,680	1,701	-	-	2,498,299	-	-	-	2,500,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.80	-	-	55,556	56	-	-	99,944	-	-	-	100,000
Issuance of common stock for cash pursuant to
private placement, Jan 2004, $1.75	-	-	228,572	229	-	-	399,771	-	-	-	400,000
Financing costs associated with private placement,
January 2004	-	-	-	-	-	-	(68,012)	-	-	-	(68,012)
Preferred Stock Dividend paid in January	-	-	-	-	-	-	-	-	(810,003)	-	(810,003)
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.60	-	-	93,750	94	-	-	149,906	-	-	-	150,000
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.66	-	-	68,675	69	-	-	113,932	-	-	-	114,001
Issuance of common stock for cash pursuant to
private placement, Feb 2004, $1.50	-	-	666,667	667	-	-	999,334	-	-	-	1,000,001
Issuance of common stock as employee
compensation, Feb 2004, $1.48	-	-	8,850	8	-	-	13,089	-	-	-	13,097
Issuance of common stock In exchange for services
rendered, Feb 2004, $1.48	-	-	175,000	175	-	-	258,825	-	-	-	259,000
Issuance of common stock In exchange for services
rendered, Feb 2004, $1.51	-	-	112,500	113	-	-	169,762	-	-	-	169,875
Issuance of common stock for cash pursuant to
private placement, July 2004, $1.22	-	-	2,459,016	2,459	-	-	2,997,541	-	-	-	3,000,000
Financing costs associated with private placement,
July 2004	-	-	-	-	-	-	(41,250)	-	-	-	(41,250)
Variable accounting non-cash compensation expense	-	-	-	-	-	-	45,390	-	-	-	45,390
Accrued interest on note receivable	-	-	-	-	-	-	-	(24,805)	-	-	(24,805)
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(18,362,583)	-	(18,362,583)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	207,593	207,593
Total Comprehensive Income (Loss)									(18,362,583)	207,593	(18,154,990)
Balance at July 31, 2004	1,000	$ 1	34,262,448	$ 34,264	-	$ -	$ 97,110,291	$ (384,803)	$ (96,526,373)	$ 296,371	$ 529,751

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2004	1,000	$ 1	34,262,448	$ 34,264	-	$ -	$ 97,110,291	$ (384,803)	$ (96,526,373)	$ 296,371	$ 529,751
Issuance of common stock In exchange for services
rendered, Aug 2004, $1.09	-	-	620,000	620	-	-	675,180	-	-	-	675,800
Issuance of warrants in exchange for services
rendered Aug 2004, $1.08	-	-	-	-	-	-	415,000	-	-	-	415,000
Granting of stock options in exchange for services,
Oct 2004, $0.94	-	-	-	-	-	-	75,600	-	-	-	75,600
Cancellation of common stock for non-performance of
services, Oct 2004, $0.94	-	-	(75,000)	(75)	-	-	(137,925)	-	-	-	(138,000)
Issuance of warrants in conjunction with financing,
Nov 2004, $0.91	-	-	-	-	-	-	89,900	-	-	-	89,900
Issuance of warrants in conjunction with convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Value of beneficial conversion feature on convertible
debentures, $4,000,000, Nov 2004 $0.91	-	-	-	-	-	-	1,722,222	-	-	-	1,722,222
Issuance of common stock In exchange for services
rendered, Dec 2004, $0.71	-	-	48,000	48	-	-	34,032	-	-	-	34,080
Conversion of Series A Preferred Stock, Dec 2004
$25.77	-	-	534,085	534	-	-	14,309,523	-	-	-	14,310,057
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.85	-	-	18,000	18	-	-	15,282	-	-	-	15,300
Issuance of common stock In exchange for services
rendered, Jan 2005, $0.75	-	-	40,000	40	-	-	29,960	-	-	-	30,000
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.69	-	-	18,000	18	-	-	12,402	-	-	-	12,420
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Feb 2005	-	-	250,910	251	-	-	181,262	-	-	-	181,513
Issuance of common stock In exchange for services
rendered, Feb 2005, $0.68	-	-	50,000	50	-	-	33,950	-	-	-	34,000
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Mar 2005	-	-	265,228	265	-	-	162,197	-	-	-	162,462
Issuance of common stock as repayment of principal
and interest due, $4,000,000, Apr 2005	-	-	314,732	315	-	-	162,275	-	-	-	162,590
Issuance of common stock in connection with conversion of
$143,500 of $4,000,000 debenture, Apr 2005	-	-	175,316	175	-	-	143,584	-	-	-	143,759
Issuance of common stock as employee
compensation, Apr 2005, $0.56	-	-	8,800	9	-	-	4,919	-	-	-	4,928
Issuance of warrants in conjunction with convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	245,521	-	-	-	245,521
Value of beneficial conversion feature on convertible
debentures, $500,000, Apr 2005, $0.82	-	-	-	-	-	-	86,984	-	-	-	86,984
Issuance of warrants in conjunction with convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	49,104	-	-	-	49,104
Value of beneficial conversion feature on convertible
debentures, $100,000, Apr 2005, $0.82	-	-	-	-	-	-	17,397	-	-	-	17,397
Issuance of warrants in exchange for services
rendered Apr 2005, $0.82	-	-	-	-	-	-	40,000	-	-	-	40,000
Issuance of common stock In exchange for services
rendered, Apr 2005, $0.82	-	-	350,000	350	-	-	286,650	-	-	-	287,000
Issuance of common stock in satisfaction of
accounts payable, Apr 2005, $0.82	-	-	950,927	951	-	-	778,809	-	-	-	779,760
Granting of stock options in exchange for outstanding
liabilities, Apr 2005, $0.001	-	-	-	-	-	-	1,332,052	-	-	-	1,332,052
Issuance of common stock as repayment of principal
and interest due, $4,000,000, May 2005	-	-	482,071	482	-	-	321,877	-	-	-	322,359
Issuance of common stock in connection with conversion of
$300,000 of $4,000,000 debenture, May 2005	-	-	365,914	366	-	-	299,683	-	-	-	300,049
Issuance of common stock in connection with conversion of
$244,000 of $4,000,000 debenture, May 2005	-	-	297,659	298	-	-	243,783	-	-	-	244,081
Issuance of common stock in connection with conversion of
$410,000 of $4,000,000 debenture, May 2005	-	-	500,000	500	-	-	409,500	-	-	-	410,000
Issuance of warrants in conjunction with 1st extension of due
date of $600,000 convertible debentures, May 2005, $0.82	-	-	-	-	-	-	717,073	-	-	-	717,073
Issuance of common stock as repayment of principal
and interest due, $4,000,000, June 2005	-	-	311,307	311	-	-	244,644	-	-	-	244,955
Issuance of common stock in conjunction with financing,
$2,000,000, June 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing, $2,000,000,
June 2005, $0.82	-	-	-	-	-	-	20,300	-	-	-	20,300
Issuance of warrants in conjunction with convertible debentures,
$2,000,000, June 2005, $0.82	-	-	-	-	-	-	828,571	-	-	-	828,571
Value of beneficial conversion feature on convertible
debentures, $2,000,000, June 2005, $0.82	-	-	-	-	-	-	1,171,429	-	-	-	1,171,429
Issuance of common stock in connection with conversion of
$100,000 of $2,000,000 debenture, June 2005	-	-	166,667	167	-	-	99,833	-	-	-	100,000
Issuance of common stock in connection with conversion of
$190,000 of $2,000,000 debenture, June 2005	-	-	316,927	317	-	-	189,839	-	-	-	190,156
Issuance of common stock In exchange for services
rendered, June 2005, $0.60	-	-	63,207	63	-	-	37,861	-	-	-	37,924
Issuance of common stock in satisfaction of
accounts payable, June 2005, $0.82	-	-	90,319	90	-	-	73,971	-	-	-	74,061
Issuance of common stock in connection with conversion of
$17,000 of $2,000,000 debenture, July 2005	-	-	28,398	28	-	-	17,011	-	-	-	17,039
Issuance of common stock in connection with conversion of
$75,000 of $2,000,000 debenture, July 2005	-	-	125,000	125	-	-	75,035	-	-	-	75,160
Issuance of warrants in conjunction with 2nd extension of due date of $600,000 convertible debentures,
July 2005, $0.82	-	-	-	-	-	-	629,268	-	-	-	629,268
Issuance of common stock as repayment of principal
and interest due, $4,000,000, July 2005	-	-	364,123	364	-	-	237,586	-	-	-	237,950
Issuance of common stock in satisfaction of
accounts payable, July 2005, $0.82	-	-	820,128	820	-	-	671,685	-	-	-	672,505
Granting of stock options in exchange for services,
July 2004, $0.63	-	-	-	-	-	-	17,155	-	-	-	17,155
Accrued interest on note receivable	-	-	-	-	-	-	-	(6,300)	-	-	(6,300)
Write-off of uncollectible notes receivable - common
stock	-	-	-	-	-	-	-	391,103	-	-	391,103
Variable accounting non-cash compensation expense	-	-	-	-	-	-	-	-	-	-	-
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(24,001,735)	-	(24,001,735)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	272,478	272,478
Total Comprehensive Income (Loss)									(24,001,735)	272,478	(23,729,257)
Balance at July 31, 2005	1,000	$ 1	41,933,898	$ 41,935	-	$ -	$ 126,044,326	$ -	$ (120,528,108)	$ 568,849	$ 6,127,003

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2005	1,000	$ 1	41,933,898	$ 41,935	-	$ -	$ 126,044,326	$ -	$ (120,528,108)	$ 568,849	$ 6,127,003
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, August 2005	-	-	429,041	429	-	-	282,738	-	-	-	283,167
Issuance of common stock in exchange for the services
rendered August 2005 (at $0.61)	-	-	19,500	19	-	-	11,877	-	-	-	11,896
Issuance of common stock in exchange for the services
rendered August 2005 (at $0.59)	-	-	246,429	246	-	-	145,147	-	-	-	145,393
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, September 2005	-	-	388,730	389	-	-	267,835	-	-	-	268,224
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, September 2005	-	-	322,373	322	-	-	222,115	-	-	-	222,437
Issuance of common stock in connection with conversion of
$504,538 of $2,000,000 debenture, September 2005	-	-	841,309	841	-	-	503,945	-	-	-	504,786
Issuance of common stock in connection with conversion of
$286,538 of $2,000,000 debenture, September 2005	-	-	477,962	478	-	-	286,299	-	-	-	286,777
Issuance of common stock in connection with conversion of
$457,200 of 2nd $2,000,000 debenture, September 2005	-	-	762,000	762	-	-	456,739	-	-	-	457,501
Issuance of common stock in satisfaction of accounts
payable, September 2005, $0.81	-	-	162,933	163	-	-	113,442	-	-	-	113,605
Issuance of common stock in connection with conversion of
$211,538 of $2,000,000 debenture, September 2005	-	-	353,665	354	-	-	211,845	-	-	-	212,199
Issuance of common stock in connection with conversion of
$150,000 of 2nd $2,000,000 debenture, September 2005	-	-	250,000	250	-	-	149,750	-	-	-	150,000
Issuance of common stock in connection with conversion of
$457,317 of 2nd $2,000,000 debenture, September 2005	-	-	762,195	762	-	-	458,209	-	-	-	458,971
Issuance of common stock in conjunction with financing,
2nd $2,000,000, September 2005, $0.82	-	-	170,732	171	-	-	139,829	-	-	-	140,000
Issuance of warrants in conjunction with financing,
2nd $2,000,000, September 2005, $0.82	-	-	-	-	-	-	30,600	-	-	-	30,600
Issuance of warrants in conjunction with convertible debentures,
2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	785,185	-	-	-	785,185
Value of Beneficial Conversion Feature on Convertible
Debentures, 2nd $2,000,000, September 2005 (at $0.82)	-	-	-	-	-	-	1,185,185	-	-	-	1,185,185
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, October 2005	-	-	243,836	244	-	-	163,126	-	-	-	163,370
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, October 2005	-	-	67,949	68	-	-	45,458	-	-	-	45,526
Issuance of common stock in connection with conversion of
$307,317 of 2nd $2,000,000 debenture, October 2005	-	-	512,195	512	-	-	306,805	-	-	-	307,317
Issuance of common stock in connection with conversion of
$300,000 of $2,000,000 debenture, October 2005	-	-	501,397	501	-	-	300,337	-	-	-	300,838
Issuance of common stock in connection with conversion of
$500,000 of $500,000 debenture, October 2005	-	-	644,003	644	-	-	527,438	-	-	-	528,082
Issuance of common stock in connection with conversion of
$113,077 of $2,000,000 debenture, October 2005	-	-	189,019	189	-	-	113,222	-	-	-	113,411
Issuance of common stock in connection with conversion of
$297,692 of $4,000,000 debenture, October 2005	-	-	364,113	364	-	-	298,209	-	-	-	298,573
Exercise of stock warrants for cash, October 2005, $0.82	-	-	8,404,876	8,405	-	-	6,883,593	-	-	-	6,891,998
Exercise of stock options for cash, October 2005, $0.63	-	-	101,500	101	-	-	63,844	-	-	-	63,945
Exercise of stock options for cash, October 2005, $0.94	-	-	40,000	40	-	-	37,560	-	-	-	37,600
Issuance of common stock in connection with conversion of
$100,000 of $100,000 debenture, October 2005	-	-	128,834	129	-	-	105,515	-	-	-	105,644
Issuance of warrants in conjunction with financing, $500,000,
October 2005, $0.82	-	-	-	-	-	-	14,250	-	-	-	14,250
Issuance of warrants in conjunction with convertible
debentures, $500,000, October 2005, $0.82	-	-	-	-	-	-	270,950	-	-	-	270,950
Issuance of warrants as exercise inducement Oct 2005, $1.20	-	-	-	-	-	-	573,146	-	-	-	573,146
Issuance of warrants as exercise inducement Oct 2005, $1.25	-	-	-	-	-	-	2,501,390	-	-	-	2,501,390
Value of Beneficial Conversion Feature on Convertible
Debentures, $500,000, October 2005 (at $0.82)	-	-	-	-	-	-	229,050	-	-	-	229,050
Issuance of common stock as repayment of monthly
amortization payments due, $4,000,000, Nov 2005, $1.17	-	-	108,006	108	-	-	126,259	-	-	-	126,367
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Nov 2005, $1.17	-	-	16,753	17	-	-	19,584	-	-	-	19,601
Exercise of stock options for cash, November 2005, $0.94	-	-	100,000	100	-	-	93,900	-	-	-	94,000
Exercise of stock options for cash, November 2005, $0.63	-	-	1,500	2	-	-	944	-	-	-	946
Exercise of stock warrants for cash, November 2005, $0.82	-	-	3,058,536	3,058	-	-	2,504,942	-	-	-	2,508,000
Issuance of common stock in exchange for the services
rendered November 2005, $0.97	-	-	64,287	64	-	-	62,294	-	-	-	62,358
Issuance of common stock in connection with conversion of
$42,800 of 2nd $2,000,000 debenture, Nov 2005, $1.23	-	-	72,058	72	-	-	88,559	-	-	-	88,631
Issuance of common stock in exchange for the services
rendered August 2005, $0.97	-	-	19,500	19	-	-	18,897	-	-	-	18,916
Issuance of common stock in connection with conversion of
$230,769 of $4,000,000 debenture, November 2005,$0.97	-	-	282,721	283	-	-	273,957	-	-	-	274,240
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Dec 2005, $0.98	-	-	212,750	213	-	-	208,282	-	-	-	208,495
Issuance of common stock in connection with conversion of
$1,451,000 of $3,500,000 debenture, Dec 2005, $0.93	-	-	1,770,223	1,770	-	-	1,644,537	-	-	-	1,646,307
Issuance of common stock in connection with conversion of
$4,221 of 2nd $2,000,000 debenture, Dec 2005, $0.85	-	-	7,042	7	-	-	5,979	-	-	-	5,986
Issuance of common stock in conjunction with financing,
$3,500,000, December 2005, $0.95	-	-	224,000	224	-	-	212,576	-	-	-	212,800
Issuance of warrants in conjunction with financing, $3,500,000,
December 2005, $0.82	-	-	-	-	-	-	76,650	-	-	-	76,650
Issuance of warrants in conjunction with convertible
debentures, $3,500,000, December 2005, $0.82	-	-	-	-	-	-	1,648,387	-	-	-	1,648,387
Value of Beneficial Conversion Feature on Convertible
Debentures, $3,500,000, December 2005,$0.82	-	-	-	-	-	-	1,851,613	-	-	-	1,851,613
Issuance of warrants as exercise inducement Dec 2005, $1.25	-	-	-	-	-	-	1,115,853	-	-	-	1,115,853
Issuance of common stock in connection with conversion of
$82,000 of $3,500,000 debenture, December 2005, $0.84	-	-	100,000	100	-	-	83,900	-	-	-	84,000
Issuance of common stock as repayment of monthly
amortization payments due, 2nd $2,000,000, Jan 2006, $0.81	-	-	75,149	75	-	-	60,796	-	-	-	60,871
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, Jan 2006, $0.81	-	-	53,612	54	-	-	43,372	-	-	-	43,426
Issuance of common stock in connection with conversion of
$617,000 of $3,500,000 debenture, January 2005, $0.94	-	-	757,630	758	-	-	711,415	-	-	-	712,173
Issuance of common stock in conjunction with financing,
$4,000,000, January 2006, $1.00	-	-	266,667	267	-	-	266,400	-	-	-	266,667
Issuance of warrants in conjunction with financing, $4,000,000,
January 2006, $1.05	-	-	-	-	-	-	88,800	-	-	-	88,800
Issuance of warrants in conjunction with convertible
debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,653,631	-	-	-	1,653,631
Value of Beneficial Conversion Feature on Convertible
Debentures, 4,000,000, January 2006, $1.05	-	-	-	-	-	-	1,463,155	-	-	-	1,463,155
Exercise of stock warrants for cash, January 2006, $0.82	-	-	7,317,072	7,317	-	-	5,992,682	-	-	-	5,999,999
Issuance of warrants as exercise inducement Jan 2006, $1.60	-	-	-	-	-	-	3,109,756	-	-	-	3,109,756
Exercise of stock options for cash, January 2006, $0.63	-	-	10,000	10	-	-	6,290	-	-	-	6,300
Issuance of common stock in connection with conversion of
$850,000 of $3,500,000 debenture, January 2006, $1.06	-	-	1,045,779	1,046	-	-	1,107,480	-	-	-	1,108,526
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, Feb 2006, $1.23	-	-	49,812	50	-	-	61,219	-	-	-	61,269
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Feb 2006, $1.23	-	-	67,746	68	-	-	83,260	-	-	-	83,328
Issuance of common stock as employee compensation,
December 2005, $0.90	-	-	140,115	140	-	-	125,964	-	-	-	126,104
Exercise of stock warrants for cash, February 2006, $0.82	-	-	303,902	304	-	-	248,896	-	-	-	249,200
Issuance of common stock in exchange for the services
rendered February 2006, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Exercise of stock options for cash, February 2006, $0.94	-	-	80,000	80	-	-	75,120	-	-	-	75,200
Exercise of stock options for cash, February 2006, $1.59	-	-	80,000	80	-	-	127,120	-	-	-	127,200
Exercise of stock options for cash, February 2006, $1.38	-	-	20,000	20	-	-	27,580	-	-	-	27,600
Exercise of stock warrants for cash, February 2006, $1.05	-	-	3,809,524	3,810	-	-	3,996,191	-	-	-	4,000,001
Exercise of stock warrants for cash, February 2006, $1.20	-	-	909,756	910	-	-	1,090,797	-	-	-	1,091,707
Exercise of stock warrants for cash, February 2006, $1.25	-	-	4,578,048	4,578	-	-	5,717,982	-	-	-	5,722,560
Exercise of stock warrants for cash, February 2006, $1.72	-	-	34,782	35	-	-	59,790	-	-	-	59,825
Issuance of common stock in connection with conversion of
$950,000 of Jan $4,000,000 debenture, Feb 2006, $2.38	-	-	904,762	905	-	-	2,152,429	-	-	-	2,153,334
Issuance of warrants in conjunction with convertible
debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	2,374,507	-	-	-	2,374,507
Value of Beneficial Conversion Feature on Convertible
Debentures, 4,000,000, February 2006, $1.05	-	-	-	-	-	-	1,625,493	-	-	-	1,625,493
Issuance of warrants as exercise inducement Feb 2006, $3.00	-	-	-	-	-	-	8,294,141	-	-	-	8,294,141
Issuance of common stock in connection with conversion of
$1,550,000 of Jan $4,000,000 debenture, Mar 2006, $2.21	-	-	1,485,349	1,485	-	-	3,281,136	-	-	-	3,282,621
Exercise of stock warrants for cash, March 2006, $1.72	-	-	347,913	348	-	-	598,062	-	-	-	598,410
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, Mar 2006, $2.31	-	-	67,094	67	-	-	154,920	-	-	-	154,987
Issuance of common stock as repayment of monthly
amortization payments due, $500,000, March 2006, $2.31	-	-	49,312	49	-	-	113,861	-	-	-	113,910
Issuance of common stock as repayment of monthly
amortization payments due, $3,500,000, Mar 2006, $2.31	-	-	55,644	56	-	-	128,482	-	-	-	128,538
Issuance of common stock in exchange for the services
rendered March 2006, $2.31	-	-	50,000	50	-	-	115,450	-	-	-	115,500
Exercise of stock options for cash, March 2006, $0.94	-	-	300,222	300	-	-	281,909	-	-	-	282,209
Issuance of common stock in connection with conversion of
$2,350,000 of Feb $4,000,000 debenture, Mar 2006, $2.31	-	-	1,880,000	1,880	-	-	4,340,920	-	-	-	4,342,800
Exercise of stock options for cash, March 2006, $1.47	-	-	274,500	274	-	-	403,241	-	-	-	403,515
Exercise of stock warrants for cash, March 2006, $1.25	-	-	1,600,000	1,600	-	-	1,998,400	-	-	-	2,000,000
Exercise of stock warrants for cash, March 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock options for cash, March 2006, $1.59	-	-	263,700	264	-	-	419,019	-	-	-	419,283
Issuance of common stock in connection with conversion of
$500,000 of Feb $4,000,000 debenture, Mar 2006, $2.20	-	-	400,592	401	-	-	880,902	-	-	-	881,303
Exercise of stock warrants for cash, March 2006, $0.82	-	-	48,000	48	-	-	39,312	-	-	-	39,360
Exercise of stock warrants for cash, March 2006, $1.05	-	-	46,000	46	-	-	48,254	-	-	-	48,300
Issuance of common stock in connection with conversion of
$200,000 of Jan $4,000,000 debenture, March 2006, $2.31	-	-	192,136	192	-	-	443,642	-	-	-	443,834
Exercise of stock options for cash, March 2006, $1.71	-	-	180,000	180	-	-	307,620	-	-	-	307,800
Issuance of common stock in connection with conversion of
$384,615 of $500,000 debenture, March 2006, $3.33	-	-	470,450	470	-	-	1,566,129	-	-	-	1,566,599
Exercise of stock warrants for cash, March 2006, $1.68	-	-	1,639,344	1,639	-	-	2,752,459	-	-	-	2,754,098
Cashless exercise of stock warrants, March 2006, $2.50	-	-	8,179	8	-	-	(8)	-	-	-	-
Exercise of stock warrants for cash, March 2006, $1.25	-	-	68,000	68	-	-	84,932	-	-	-	85,000
Exercise of stock options for cash, March 2006, $2.10	-	-	175,000	175	-	-	367,325	-	-	-	367,500
Exercise of stock options for cash, March 2006, $1.10	-	-	150,000	150	-	-	164,850	-	-	-	165,000
Exercise of stock options for cash, March 2006, $1.52	-	-	150,000	150	-	-	227,850	-	-	-	228,000
Exercise of stock options for cash, March 2006, $2.19	-	-	150,000	150	-	-	328,350	-	-	-	328,500
Exercise of stock warrants for cash, March 2006, $2.15	-	-	2,000	2	-	-	4,298	-	-	-	4,300
Exercise of stock warrants for cash, March 2006, $1.88	-	-	31,000	31	-	-	58,249	-	-	-	58,280
Exercise of stock warrants for cash, March 2006, $2.02	-	-	23,438	23	-	-	47,322	-	-	-	47,345
Exercise of stock options for cash, March 2006, $0.63	-	-	120,750	121	-	-	75,952	-	-	-	76,073
Exercise of stock warrants for cash, March 2006, $1.86	-	-	170,068	170	-	-	316,156	-	-	-	316,326
Issuance of common stock in exchange for the services
rendered March 2006, $2.96	-	-	25,000	25	-	-	73,975	-	-	-	74,000
Issuance of common stock in satisfaction of accounts
payable March 2006, $3.20	-	-	2,390	2	-	-	7,646	-	-	-	7,648
Issuance of warrants as exercise inducement Mar 2006, $3.00	-	-	-	-	-	-	1,293,953	-	-	-	1,293,953
Issuance of common stock as repayment of monthly
amortization payments due, $2,000,000, April 2006, $2.70	-	-	67,083	67	-	-	181,057	-	-	-	181,124
Issuance of common stock as repayment of monthly
amortization payments due, $3,500,000, April 2006, $2.70	-	-	49,812	50	-	-	134,443	-	-	-	134,493
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, Apr 2006, $2.70	-	-	167,144	167	-	-	451,122	-	-	-	451,289
Exercise of stock warrants for cash, April 2006, $1.88	-	-	29,000	29	-	-	54,491	-	-	-	54,520
Exercise of stock options for cash, April 2006, $1.47	-	-	95,500	95	-	-	140,290	-	-	-	140,385
Issuance of common stock in connection with conversion of
$307,692 of 2nd $2,000,000 debenture, April 2006, $2.63	-	-	513,158	513	-	-	1,349,092	-	-	-	1,349,605
Issuance of common stock in connection with conversion of
$423,077 of $3,500,000 debenture, April 2005, $2.63	-	-	516,291	516	-	-	1,357,329	-	-	-	1,357,845
Issuance of common stock in connection with conversion of
$923,077 of Jan $4,000,000 debenture, April 2006, $2.63	-	-	879,699	880	-	-	2,312,729	-	-	-	2,313,609
Exercise of stock options for cash, April 2006, $0.94	-	-	25,000	25	-	-	23,475	-	-	-	23,500
Exercise of stock warrants for cash, April 2006, $0.82	-	-	132,000	132	-	-	108,108	-	-	-	108,240
Exercise of stock warrants for cash, April 2006, $0.91	-	-	60,000	60	-	-	54,540	-	-	-	54,600
Exercise of stock warrants for cash, April 2006, $1.05	-	-	69,000	69	-	-	72,381	-	-	-	72,450
Issuance of common stock in satisfaction of deposit
April 2006, $1.25	-	-	204,465	204	-	-	255,377	-	-	-	255,581
Issuance of common stock in exchange for the services
rendered April 2006, $2.67	-	-	38,400	38	-	-	102,490	-	-	-	102,528
Issuance of warrants in exchange for the services rendered
April 2006, $2.66	-	-	-	-	-	-	137,200	-	-	-	137,200
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, May 2006, $3.10	-	-	74,322	74	-	-	230,324	-	-	-	230,398
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, May 2006, $3.10	-	-	172,713	173	-	-	535,238	-	-	-	535,411
Exercise of stock options for cash, May 2006, $2.10	-	-	25,000	25	-	-	52,475	-	-	-	52,500
Exercise of stock options for cash, May 2006, $1.47	-	-	10,000	10	-	-	14,690	-	-	-	14,700
Issuance of warrants in exchange for the services rendered
May 2006, $1.91	-	-	-	-	-	-	35,250	-	-	-	35,250
Issuance of common stock as employee compensation
May 2006, $1.88	-	-	755,000	755	-	-	1,418,645	-	-	-	1,419,400
Issuance of common stock in exchange for the services
rendered May 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock in exchange for the services
rendered May 2006, $1.88	-	-	38,000	38	-	-	71,402	-	-	-	71,440
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, Jun 2006, $1.96	-	-	73,979	74	-	-	144,925	-	-	-	144,999
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, Jun 2006, $1.96	-	-	83,911	84	-	-	164,382	-	-	-	164,466
Exercise of stock warrants for cash, June 2006, $1.25	-	-	1,327,880	1,328	-	-	1,658,522	-	-	-	1,659,850
Exercise of stock warrants for cash, June 2006, $1.60	-	-	3,036,310	3,036	-	-	4,855,060	-	-	-	4,858,096
Issuance of warrants as exercise inducement June 2006, $2.35	-	-	-	-	-	-	4,549,670	-	-	-	4,549,670
Issuance of common stock for cash pursuant to private
placement, June 2006, $2.05	-	-	3,414,636	3,415	-	-	6,996,589	-	-	-	7,000,004
Issuance of common stock in exchange for the services
rendered June 2006, $1.85	-	-	3,784	4	-	-	6,997	-	-	-	7,001
Issuance of common stock as repayment of monthly
amortization payments due, Jan $4,000,000, July 2006, $1.75	-	-	66,264	66	-	-	115,896	-	-	-	115,962
Issuance of common stock as repayment of monthly
amortization payments due, Feb $4,000,000, July 2006, $1.75	-	-	64,923	65	-	-	113,550	-	-	-	113,615
Issuance of common stock in exchange for the services
rendered July 2006, $1.40	-	-	5,000	5	-	-	6,995	-	-	-	7,000
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(67,967,204)	-	(67,967,204)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	185,232	185,232
Total Comprehensive Income (Loss)									(67,967,204)	185,232	(67,781,972)
Balance at July 31, 2006	1,000	$ 1	107,398,360	$ 107,397	-	$ -	$ 243,097,627	$ -	$ (188,495,312)	$ 754,081	$ 55,463,794

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2006	1,000	$ 1	107,398,360	$ 107,397	-	$ -	$ 243,097,627	$ -	$ (188,495,312)	$ 754,081	$ 55,463,794
Issuance of common stock as repayment of monthly amortization
payments due, Feb $4,000,000, Aug 2006, $1.48	-	-	64,718	65	-	-	95,718	-	-	-	95,783
Issuance of common stock in exchange for the services rendered Aug
2006, $1.43	-	-	25,000	25	-	-	35,725	-	-	-	35,750
Issuance of common stock as repayment of monthly amortization
payments due Feb $4,000,000, Sep 2006 $1.53	-	-	64,400	64	-	-	98,468	-	-	-	98,532
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as repayment of monthly amortization
payments due , Feb $4,000,000, Oct 2006, $1.65	-	-	64,000	64	-	-	105,536	-	-	-	105,600
Issuance of common stock in exchange for the services rendered Oct
2006, $1.83	-	-	27,262	27	-	-	49,862	-	-	-	49,889
Issuance of common stock in exchange for the services rendered Oct
2006, $1.50	-	-	25,000	25	-	-	37,475	-	-	-	37,500
Issuance of common stock as employee compensation Oct 2006, $1.83	-	-	100,000	100	-	-	182,900	-	-	-	183,000
Exercise of stock warrants for cash, Oct 2006, $1.25	-	-	100,000	100	-	-	124,900	-	-	-	125,000
Exercise of stock options for cash, Oct 2006, $1.59	-	-	90,300	90	-	-	143,487	-	-	-	143,577
Exercise of stock options for cash, Oct 2006, $1.47	-	-	6,500	6	-	-	9,549	-	-	-	9,555
Issuance of common stock as repayment of monthly amortization
payments due Feb $4,000,000, Nov 2006, $2.02	-	-	63,764	64	-	-	128,740	-	-	-	128,804
Exercise of stock options for cash, Nov 2006, $1.59	-	-	15,000	15	-	-	23,835	-	-	-	23,850
Issuance of common stock in exchange for the services rendered Nov
2006, $2.15	-	-	50,000	50	-	-	107,450	-	-	-	107,500
Issuance of common stock as repayment of monthly amortization
payments due, Feb $4,000,000, Dec 2006, $2.08	-	-	63,384	63	-	-	131,775	-	-	-	131,838
Issuance of common stock in exchange for the services rendered
Dec 2006, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock in exchange for the services rendered Jan
2007, $1.77	-	-	25,000	25	-	-	44,225	-	-	-	44,250
Issuance of common stock in connection with conversation of $52,554 of
Feb $4,000,000 debenture, Jan, $1.74	-	-	42,043	42	-	-	73,113	-	-	-	73,155
Issuance of common stock in connection with conversion of 52,554 of
Feb $4,000,000 debenture, Jan, $1.77	-	-	42,043	42	-	-	74,374	-	-	-	74,416
Issuance of common stock in exchange for the services rendered Feb
2007, $1.90	-	-	25,000	25	-	-	47,475	-	-	-	47,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.71	-	-	100,000	100	-	-	170,900	-	-	-	171,000
Issuance of common stock as employee compensation Mar 2007,
$1.71	-	-	9,844	10	-	-	16,823	-	-	-	16,833
Issuance of warrants in exchange for the services rendered Mar 2007,
$1.71	-	-			-	-	125,000	-	-	-	125,000
Issuance of common stock as employee compensation Mar 2007, $1.71	-	-	296,000	296	-	-	505,864	-	-	-	506,160
Issuance of common stock in exchange for the services rendered Mar
2007, $1.65	-	-	13,637	13	-	-	22,487	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Mar
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Mar 2007, $1.71	-	-	42,043	42	-	-	71,851	-	-	-	71,893
Issuance of common stock as employee compensation Mar 2007, $1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr
2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Preferred Shares Redemption, April 2007	(1,000)	(1)	-	-	-	-	(99)	-	-	-	(100)
Issuance of common stock in exchange for the services rendered Apr
2007, $1.65	-	-	13,637	14	-	-	22,486	-	-	-	22,500
Issuance of common stock in exchange for the services rendered Apr
2007, $1.69	-	-	25,000	25	-	-	42,225	-	-	-	42,250
Issuance of common stock as employee compensation Apr 2007, $1.64	-	-	5,132	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in connection with conversion of $52,554 of
Feb $4,000,000 debenture, Apr 2007, $1.61	-	-	42,043	42	-	-	67,647	-	-	-	67,689
Issuance of common stock in exchange for the services rendered May
2007, $1.60	-	-	22,728	23	-	-	36,342	-	-	-	36,365
Exercise of stock options for cash, May 2007, $0.63	-	-	5,000	5	-	-	3,145	-	-	-	3,150
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	25,000	25	-	-	36,725	-	-	-	36,750
Issuance of common stock in exchange for the services rendered May
2007, $1.47	-	-	13,637	14	-	-	20,033	-	-	-	20,047
Issuance of common stock as employee compensation May 2007, $1.45	-	-	5,805	6	-	-	8,411	-	-	-	8,417
Issuance of common stock as employee compensation May 2007, $1.45	-	-	450,000	450	-	-	652,050	-	-	-	652,500
Issuance of warrants in exchange for the services rendered May 2007, $1.45	-	-			-	-	141,400	-	-	-	141,400
Cancellation of common stock, May 2007, $1.45	-	-	(150,000)	(150)	-	-	150	-	-	-	-
Issuance of common stock in exchange for the services rendered Jun
2007 , $1.40	-	-	22,728	23	-	-	31,796	-	-	-	31,819
Issuance of common stock in exchange for the services rendered Jun
2007, $1.83	-	-	13,637	14	-	-	24,942	-	-	-	24,956
Issuance of common stock in exchange for services rendered
Jun 2007, $1.80	-	-	25,000	25	-	-	44,975	-	-	-	45,000
Issuance of common stock as employee compensation, Jul 2007, $1.78	-	-	4,728	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Jul
2007, $1.78	-	-	22,728	23	-	-	40,433	-	-	-	40,456
Exercise of stock options for cash, Jul 2007, $0.94	-	-	70,000	70	-	-	65,730	-	-	-	65,800
Exercise of stock options for cash, Jul 2007, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock in exchange for the services rendered Jul
2007, $1.75	-	-	13,637	14	-	-	23,851	-	-	-	23,865
Issuance of common stock in exchange for the services rendered Jul
2007, $1.68	-	-	25,000	25	-	-	41,975	-	-	-	42,000
Issuance of common stock as employee compensation April 2007, $1.65	-	-	5,101	5	-	-	8,412	-	-	-	8,417
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(23,504,958)	-	(23,504,958)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	127,726	127,726
Total Comprehensive Income (Loss)									(23,504,958)	127,726	(23,377,232)
Balance at July 31, 2007	-	$ -	109,616,518	$ 109,616.00	-	$ -	$ 247,079,439.00	$ -	$ (212,000,270.00)	$ 881,807.00	$ 36,070,592.00

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
`									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance, August 1, 2007	-	$ -	109,616,518	$ 109,616	-	$ -	$ 247,079,439	$ -	$ (212,000,270)	$ 881,807	$ 36,070,592
Issuance of common stock in exchange for the services rendered August
2007, $1.57	-	-	22,728	23	-	-	35,660	-	-	-	35,683
Issuance of restricted common stock to officers as employee compensation
August 2007	-	-	550,000	550	-	-	(550)	-	-	-	-
Stock-based compensation - officers	-	-	-	-	-	-	527,909	-	-	-	527,909
Issuance of common stock as employee compensation August 2007, $1.51
(Issued under the 2006 Plan and fully vested)	-	-	100,000	100	-	-	150,900	-	-	-	151,000
Issuance of common stock as employee compensation August 2007, $1.50	-	-	5,611	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered September
2007, $1.48	-	-	22,728	22	-	-	33,615	-	-	-	33,637
Issuance of common stock in exchange for the services rendered September
2007, $1.61	-	-	8,000	8	-	-	12,872	-	-	-	12,880
Issuance of common stock in exchange for the services rendered September
2007, $1.53	-	-	50,000	50	-	-	76,450	-	-	-	76,500
Issuance of common stock as employee compensation September 2007,
$1.55	-	-	5,430	5	-	-	8,411	-	-	-	8,416
Issuance of common stock in exchange for the services rendered October
2007, $1.50	-	-	22,728	23	-	-	34,069	-	-	-	34,092
Issuance of common stock as employee compensation October 2007, $1.52	-	-	446,000	446	-	-	677,474	-	-	-	677,920
Issuance of common stock in exchange for the services rendered October
2007, $1.53	-	-	8,000	8	-	-	12,232	-	-	-	12,240
Issuance of common stock in exchange for the services rendered October
2007, $1.50	-	-	37,500	38	-	-	56,213	-	-	-	56,251
Issuance of common stock as employee compensation October 2007, $1.53	-	-	5,501	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November
2007, $1.71	-	-	22,728	23	-	-	38,842	-	-	-	38,865
Issuance of common stock in exchange for the services rendered November
2007, $1.75	-	-	8,000	8	-	-	13,992	-	-	-	14,000
Issuance of common stock as employee compensation November 2007,
$1.70	-	-	4,951	5	-	-	8,412	-	-	-	8,417
Issuance of common stock in exchange for the services rendered November
2007, $1.54	-	-	228,087	228	-	-	349,771	-	-	-	349,999
Issuance of common stock in exchange for the services rendered November
2007, $1.53	-	-	98,168	98	-	-	149,903	-	-	-	150,001
Issuance of common stock in exchange for the services rendered December
2007, $1.80	-	-	22,728	23	-	-	40,888	-	-	-	40,911
Issuance of common stock in exchange for the services rendered December
2007, $1.84	-	-	8,000	8	-	-	14,712	-	-	-	14,720
Exercise of stock options for cash, December 2007, $1.59	-	-	31,000	31	-	-	49,259	-	-	-	49,290
Stock-based compensation - officers	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered December
2007, $1.74	-	-	50,000	50	-	-	86,950	-	-	-	87,000
Issuance of common stock as employee compensation December 2007,
$1.75	-	-	4,810	5	-	-	8,413	-	-	-	8,418
Issuance of common stock in exchange for the services rendered January
2008, $1.61	-	-	22,728	23	-	-	36,569	-	-	-	36,592
Issuance of common stock in exchange for the services rendered January
2008, $1.38	-	-	8,000	8	-	-	11,032	-	-	-	11,040
Issuance of common stock in exchange for the services rendered January
2008, $1.34	-	-	37,500	37	-	-	50,213	-	-	-	50,250
Issuance of common stock as employee compensation October 2007, $1.36	-	-	6,189	6	-	-	8,411	-	-	-	8,417
Issuance of common stock in exchange for the services rendered February
2008, $1.36	-	-	22,728	23	-	-	30,887	-	-	-	30,910
Issuance of common stock in exchange for the services rendered February
2008, $1.34	-	-	8,000	8	-	-	10,712	-	-	-	10,720
Exercise of stock options for cash, February 2008, $1.00	-	-	70,000	70	-	-	69,930	-	-	-	70,000
Issuance of common stock as employee compensation February 2008, $1.32	-	-	6,376	6	-	-	8,410	-	-	-	8,416
Issuance of common stock in exchange for the services rendered March
2008, $1.00	-	-	8,000	8	-	-	7,992	-	-	-	8,000
Stock-based compensation - officers	-	-	50,000	50	-	-	67,242	-	-	-	67,292
Issuance of common stock in exchange for the services rendered March
2008, $0.95	-	-	8,093	8	-	-	47,450	-	-	-	47,458
Issuance of common stock as employee compensation March 2008, $1.04	-	-	200,000	200	-	-	8,409	-	-	-	8,609
Issuance of common stock in exchange for the services rendered March
2008, $1.14	-	-	-	-	-	-	227,800	-	-	-	227,800
Issuance of warrants in exchange for the services rendered March 2008,
$3.75	-	-	-	-	-	-	52,500	-	-	-	52,500
Issuance of warrants as employee compensation March 2008, $0.94	-	-	-	-	-	-	29,500	-	-	-	29,500
Issuance of warrants in conjunction with convertible debenture, March 2008,
$1.10	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Issuance of warrants in conjunction with convertible debentures, March 2008,
$1.21	-	-	-	-	-	-	5,323,109	-	-	-	5,323,109
Repurchase of common stock March 2008, $1.16	-	-	(326,255)	(326)	-	-	(378,130)	-	-	-	(378,456)
Option repricing costs March 2008	-	-	-	-	-	-	14,500	-	-	-	14,500
Value of Beneficial Conversion Feature on Convertible Debentures, March
2008, $1.21	-	-	-	-	-	-	8,768,946	-	-	-	8,768,946
Exercise of stock options for cash, April 2008, $1.00	-	-	50,000	50	-	-	49,950	-	-	-	50,000
Issuance of common stock in exchange for the services rendered April 2008,
$1.19	-	-	8,000	8	-	-	9,512	-	-	-	9,520
Exercise of stock options for cash, April 2008, $0.89	-	-	250,000	250	-	-	222,250	-	-	-	222,500
Issuance of common stock in exchange for the services rendered April 2008,
$1.06	-	-	37,500	37	-	-	39,713	-	-	-	39,750
Issuance of common stock as employee compensation April 2008, $1.08	-	-	7,793	8	-	-	8,409	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2008,
$1.05	-	-	8,000	8	-	-	8,392	-	-	-	8,400
Stock-based compensation - officers stock options, May 2008, $0.96	-	-	-	-	-	-	58,078	-	-	-	58,078
Issuance of common stock as employee compensation May 2008, $1.00	-	-	8,417	8	-	-	8,409	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	67,242	-	-	-	67,242
Issuance of common stock in exchange for the services rendered May 2008,
$0.97	-	-	50,000	50	-	-	48,450	-	-	-	48,500
Issuance of common stock in exchange for the services rendered June 2008,
$0.95	-	-	8,000	8	-	-	7,592	-	-	-	7,600
Issuance of common stock as employee compensation June 2008, $0.97	-	-	8,677	9	-	-	8,409	-	-	-	8,418
Issuance of common stock in exchange for the services rendered July 2008,
$0.79	-	-	8,000	8	-	-	6,312	-	-	-	6,320
Issuance of common stock in exchange for the services rendered July 2008,
$0.80	-	-	37,500	37	-	-	29,963	-	-	-	30,000
Issuance of common stock as employee compensation July 2008, $0.83	-	-	10,141	10	-	-	8,409	-	-	-	8,419
Comprehensive Income (Loss):
Net Loss	-	-	-	-	-	-	-	-	(36,228,991)	-	(36,228,991)
Other comprehensive income (loss):
Currency translation adjustment	-	-	-	-	-	-	-	-	-	32,688	32,688
Total Comprehensive Income (Loss)									(36,228,991)	32,688	(36,196,303)
Balance at July 31, 2008	-	$ -	111,992,603	$ 111,992	-	$ -	$ 269,849,581	$ -	$ (248,229,261)	$ 914,495	$ 22,646,807

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2008	-	$ -	111,992,603	$ 111,992	-	$ -	$ 269,849,581	$ -	$ (248,229,261)	$ 914,495	$ 22,646,807
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Aug 2008, $0.65	-	-	2,891,182	2,891	-	-	1,873,775	-	-	-	1,876,666
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Aug 2008, $0.56	-	-	11,690	12	-	-	8,405	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	29,885	-	-	-	29,885
Exercise of stock options for cash Aug 2008, $0.56	-	-	100,000	100	-	-	55,900	-	-	-	56,000
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Sept 2008, $0.52	-	-	3,597,214	3,597	-	-	1,873,069	-	-	-	1,876,666
Issuance of common stock in exchange for the services rendered Sept. 2008,
$0.58	-	-	50,000	50	-	-	28,950	-	-	-	29,000
Issuance of common stock in exchange for the services rendered Sept. 2008,
$0.53	-	-	4,000	4	-	-	2,116	-	-	-	2,120
Issuance of common stock as employee compensation Sept 2008, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments
on convertible notes Oct 2008, $0.29	-	-	2,638,809	2,639	-	-	756,810	-	-	-	759,449
Issuance of common stock as repayment of interest on Convertible Notes,
Oct 2008, $0.52	-	-	483,195	483	-	-	251,600	-	-	-	252,083
Issuance of common stock in exchange for the services rendered, Oct 2008,
$0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of common stock in exchange for the services rendered, July 2008
$0.38	-	-	37,500	38	-	-	14,213	-	-	-	14,251
Issuance of common stock as employee compensation, Oct 2008, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Nov 2008, $0.29	-	-	2,144,605	2,145	-	-	615,073	-	-	-	617,218
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Nov 2008, $0.35	-	-	24,048	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock in exchange for the services rendered, Nov 2008,
$0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of common stock in exchange for the services rendered, Nov 2008,
$0.38	-	-	25,000	25	-	-	9,475	-	-	-	9,500
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.45	-	-	33,335	33	-	-	14,967	-	-	-	15,000
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.47	-	-	4,000	4	-	-	1,876	-	-	-	1,880
Issuance of common stock in exchange for the services rendered, Dec 2008,
$0.53	-	-	68,102	68	-	-	29,932	-	-	-	30,000
Issuance of common stock as employee compensation, Dec 2008, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Warrant modification costs, Dec 2008	-	-	-	-	-	-	1,589,988	-	-	-	1,589,988
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Jan 2009, $0.32	-	-	4,556,989	4,557	-	-	1,372,109	-	-	-	1,376,666
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.34	-	-	4,000	4	-	-	1,356	-	-	-	1,360
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.33	-	-	37,500	38	-	-	12,338	-	-	-	12,376
Issuance of common stock in exchange for services rendered, Jan 2009,
$0.33	-	-	18,182	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as employee compensation, Jan 2009, $0.34	-	-	24,755	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Feb 2009,
$0.27	-	-	22,059	22	-	-	5,978	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	9,680	-	-	-	9,680
Issuance of common stock as employee compensation, Feb 2009, $0.23	-	-	36,594	37	-	-	8,380	-	-	-	8,417
Stock-based compensation - officers	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Mar 2009, $0.18	-	-	10,713,359	10,713	-	-	1,916,620	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes,
Mar 2009, $0.18	-	-	773,743	774	-	-	138,423	-	-	-	139,197
Issuance of common stock in exchange for the services rendered, Feb 2009,
$0.27	-	-	4,000	4	-	-	1,076	-	-	-	1,080
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.29	-	-	25,000	25	-	-	7,225	-	-	-	7,250
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.30	-	-	250,000	250	-	-	74,750	-	-	-	75,000
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.31	-	-	20,870	21	-	-	5,979	-	-	-	6,000
Issuance of common stock as employee compensation, Mar 2009, $0.31	-	-	27,151	27	-	-	8,390	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.29	-	-	150,000	150	-	-	43,350	-	-	-	43,500
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Apr 2009, $0.28	-	-	6,783,997	6,784	-	-	1,920,550	-	-	-	1,927,334
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.30	-	-	150,000	150	-	-	44,250	-	-	-	44,400
Issuance of common stock in exchange for the services rendered, Mar 2009,
$0.30	-	-	150,000	150	-	-	44,850	-	-	-	45,000
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.30	-	-	4,000	4	-	-	1,196	-	-	-	1,200
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.39	-	-	150,000	150	-	-	58,350	-	-	-	58,500
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.39	-	-	37,500	38	-	-	14,588	-	-	-	14,626
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.33	-	-	18,254	18	-	-	5,982	-	-	-	6,000
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, Apr 2009, $0.30	-	-	7,424,242	7,424	-	-	2,194,606	-	-	-	2,202,030
Cashless exercise of stock warrants, Apr 2009, $0.50	-	-	341,000	341	-	-	(341)	-	-	-	-
Issuance of common stock as employee compensation, Apr 2009, $0.37	-	-	22,748	23	-	-	8,394	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, May 2009,
$0.40	-	-	15,019	15	-	-	5,985	-	-	-	6,000
Stock-based compensation - officers stock options	-	-	-	-	-	-	5,378	-	-	-	5,378
Issuance of common stock as employee compensation, May 2009, $0.38	-	-	22,149	22	-	-	8,394	-	-	-	8,416
Stock-based compensation - officers stock	-	-	-	-	-	-	22,414	-	-	-	22,414
Issuance of common stock as repayment of monthly amortization payments
on Convertible Notes, May 2009, $0.33	-	-	5,840,404	5,840	-	-	1,921,493	-	-	-	1,927,333
Issuance of common stock as repayment of interest on Convertible Notes,
May 2009, $0.33	-	-	341,534	341	-	-	112,365	-	-	-	112,706
Issuance of common stock for cash pursuant to private placement, May 2009,
$0.33	-	-	15,151,517	15,152	-	-	4,539,848	-	-	-	4,555,000
Issuance of common stock in exchange for the services rendered, May 2009,
$0.38	-	-	4,000	4	-	-	1,516	-	-	-	1,520
Issuance of common stock in exchange for the services rendered, May 2009,
$0.37	-	-	25,000	25	-	-	9,225	-	-	-	9,250
Issuance of common stock in exchange for the services rendered, May 2009,
$0.38	-	-	435,000	435	-	-	164,865	-	-	-	165,300
Issuance of common stock in exchange for the services rendered, May 2009,
$0.37	-	-	39,000	39	-	-	14,391	-	-	-	14,430
Issuance of common stock in exchange for the services rendered, May 2009,
$0.42	-	-	150,000	150	-	-	62,850	-	-	-	63,000
Issuance of options in exchange for the services rendered, May 2009, $0.29	-	-	-	-	-	-	11,000	-	-	-	11,000
Issuance of common stock in satisfaction of accounts payable, Jun 2009,
$0.36-0.65	-	-	982,382	982	-	-	437,715	-	-	-	438,697
Issuance of common stock for cash pursuant to private placement, Jun 2009,
$0.64	-	-	17,200,000	17,200	-	-	10,804,964	-	-	-	10,822,164
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.62	-	-	4,000	4	-	-	2,476	-	-	-	2,480
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.64	-	-	9,353	9	-	-	5,991	-	-	-	6,000
Issuance of common stock as employee compensation, Jun 2009, $0.57	-	-	14,766	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.42	-	-	100,000	100	-	-	35,900	-	-	-	36,000
Issuance of common stock as converstion of Convertible Notes, June 2009,
$0.33	-	-	4,914,251	4,914	-	-	1,616,789	-	-	-	1,621,703
Issuance of common stock for cash pursuant to private placement, Jun 2009,
$0.33	-	-	230,513	231	-	-	75,839	-	-	-	76,070
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.43	-	-	150,000	150	-	-	64,350	-	-	-	64,500
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.76	-	-	500,000	500	-	-	379,500	-	-	-	380,000
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.58	-	-	260,000	260	-	-	150,540	-	-	-	150,800
Issuance of common stock in exchange for the services rendered, Jun 2009,
$0.43	-	-	200,000	200	-	-	85,800	-	-	-	86,000
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.58	-	-	4,000	4	-	-	2,332	-	-	-	2,336
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.56	-	-	150,000	150	-	-	83,985	-	-	-	84,135
Issuance of common stock in exchange for the services rendered, Apr 2009,
$0.65	-	-	37,500	37	-	-	24,524	-	-	-	24,561
Issuance of common stock in exchange for the services rendered, Jul 2009,
$0.62	-	-	9,717	10	-	-	5,991	-	-	-	6,001
Cashless exercise of stock warrants, Jun 2009, $0.33	-	-	9,567,583	9,568	-	-	(9,568)	-	-	-	-
Issuance of common stock as employee compensation, Jul 2009, $0.66	-	-	12,753	13	-	-	8,404	-	-	-	8,417
Exercise of stock warrants for cash, July 2009, $0.33	-	-	330,817	330	-	-	108,839	-	-	-	109,169
Warrant modification costs, July 2009	-	-	-	-	-	-	1,608,616	-	-	-	1,608,616
Net Loss	-	-	-	-	-	-	-	-	(45,812,228)	-	(45,812,228)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(262,908)	(262,908)
Total comprehensive income (loss)									(45,812,228)	(262,908)	(46,075,136)
Balance at July 31, 2009	-	$ -	212,628,814	$ 212,628	-	$ -	$ 307,401,016	$ -	$ (294,041,489)	$ 651,587	$ 14,223,742

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
	SVR							Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2009	-	$ -	212,628,814	$ 212,628	-	$ -	$ 307,401,016	$ -	$ (294,041,489)	$ 651,587	$ 14,223,742
Effect of the initial adoption of accounting for down-round provision	-	-	-	-	-	-	(13,844,822)		(5,981,043)		(19,825,865)
Exercise of warrants classified as derivatives	-	-	-	-	-	-	10,020,557	-	-	-	10,020,557
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Aug 2009, $0.6215	-	-	13,543	14	-	-	8,403	-	-	-	8,417
Stock-based compensation - officers stock	-	-	-	-	-	-	3,736	-	-	-	3,736
Issuance of common stock for cash pursuant to private placement, Aug 2009, $0.79	-	-	8,558,013	8,558	-	-	5,152,142	-	-	-	5,160,700
Issuance of common stock in exchange for the services rendered Aug 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of common stock in exchange for the services rendered Aug 2009, $0.63	-	-	100,000	100	-	-	63,200	-	-	-	63,300
Issuance of options in exchange for the services rendered May 2009, $0.46	-	-	-	-	-	-	5,653	-	-	-	5,653
Issuance of common stock in satisfaction of accounts payable, Sep 2009, $0.55-0.77	-	-	1,582,640	1,583	-	-	1,053,877	-	-	-	1,055,459
Issuance of common stock in exchange for the services rendered Sep 2009, $0.76	-	-	4,000	4	-	-	3,036	-	-	-	3,040
Issuance of common stock in exchange for the services rendered Sep 2009, $0.7215	-	-	83,335	83	-	-	60,043	-	-	-	60,126
Issuance of common stock as employee compensation Sep 2009, $0.7254	-	-	11,603	12	-	-	8,405	-	-	-	8,417
Issuance of common stock for cash pursuant to private placement, Sep 2009, $0.80	-	-	15,312,500	15,313	-	-	11,224,660	-	-	-	11,239,973
Issuance of common stock in exchange for the services rendered Sep 2009, $0.62	-	-	200,000	200	-	-	124,400	-	-	-	124,600
Issuance of common stock in exchange for the services rendered Sep 2009, $0..76	-	-	200,000	200	-	-	151,800	-	-	-	152,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.68	-	-	250,000	250	-	-	169,750	-	-	-	170,000
Issuance of common stock in exchange for the services rendered Oct 2009, $0.695	-	-	4,000	4	-	-	2,776	-	-	-	2,780
Issuance of common stock in exchange for the services rendered Oct 2009, $0.65	-	-	15,000	15	-	-	9,735	-	-	-	9,750
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	37,500	38	-	-	19,650	-	-	-	19,688
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	4,466,239	4,467	-	-	(4,466)	-	-	-	1
Issuance of common stock in exchange for the services rendered Oct 2009, $0.525	-	-	60,000	60	-	-	31,440	-	-	-	31,500
Issuance of common stock as employee compensation Oct 2009, $0.60	-	-	14,028	14	-	-	8,403	-	-	-	8,417
Exercise of stock warrants for cash, Sep 2009, $0.33	-	-	4,599,817	4,600	-	-	1,513,340	-	-	-	1,517,940
Option modification costs, Oct 2009	-	-	-	-	-	-	875,773	-	-	-	875,773
Stock-based compensation - officers stock options	-	-	-	-	-	-	3,227	-	-	-	3,227
Issuance of common stock as employee compensation Nov 2009, $0.50	-	-	16,833	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Nov 2009, $0.61	-	-	39,144	39	-	-	23,961	-	-	-	24,000
Issuance of common stock in exchange for the services rendered Nov 2009, $0.51	-	-	4,000	4	-	-	2,036	-	-	-	2,040
Issuance of common stock in exchange for the services rendered Nov 2009, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.50	-	-	10,000	10	-	-	5,040	-	-	-	5,050
Issuance of common stock in exchange for the services rendered Dec 2009, $0.56	-	-	39,000	39	-	-	21,957	-	-	-	21,996
Issuance of common stock in satisfaction of accounts payable, Dec 2009, $0.48-0.67	-	-	1,713,030	1,713	-	-	934,666	-	-	-	936,379
Issuance of common stock in exchange for the services rendered Dec 2009, $0.61	-	-	4,000	4	-	-	2,436	-	-	-	2,440
Issuance of warrants in exchange for the services rendered Dec 2009, $0.51	-	-	-	-	-	-	505,000	-	-	-	505,000
Issuance of options in exchange for the services rendered Dec 2009, $0.46	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2009, $0.57	-	-	10,565	11	-	-	5,989	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2009, $0.53	-	-	60,000	60	-	-	31,740	-	-	-	31,800
Issuance of common stock as employee compensation Dec 2009, $0.56	-	-	15,030	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jan 2010, $0.67	-	-	4,000	4	-	-	2,676	-	-	-	2,680
Issuance of common stock in exchange for the services rendered Jan 2010, $0.59	-	-	5,000	5	-	-	2,945	-	-	-	2,950
Issuance of common stock in exchange for the services rendered Jan 2010, $0.62	-	-	9,615	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	37,500	38	-	-	23,588	-	-	-	23,626
Cashless exercise of stock warrants, Jan 2010, $0.33	-	-	779,220	779	-	-	(779)	-	-	-	-
Issuance of common stock in exchange for the services rendered Jan 2010, $0.63	-	-	60,000	60	-	-	37,740	-	-	-	37,800
Issuance of common stock as employee compensation Jan 2010, $0.64	-	-	13,221	13	-	-	8,403	-	-	-	8,416
Stock-based compensation - stock options	-	-	-	-	-	-	499,469	-	-	-	499,469
Issuance of common stock as employee compensation Feb 2010, $0.60	-	-	14,044	14	-	-	8,403	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2010, $0.60	-	-	9,921	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2010, $0.59	-	-	4,000	4	-	-	2,340	-	-	-	2,344
Issuance of warrants in exchange for the services rendered Mar 2010, $1.25	-	-	-	-	-	-	86,000	-	-	-	86,000
Issuance of common stock in exchange for the services rendered Feb, $0.625	-	-	60,000	60	-	-	37,440	-	-	-	37,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	10,000	10	-	-	6,430	-	-	-	6,440
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	483,871	484	-	-	299,516	-	-	-	300,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.62	-	-	300,000	300	-	-	187,200	-	-	-	187,500
Issuance of common stock in exchange for the services rendered Mar 2010, $0.53	-	-	200,000	200	-	-	106,360	-	-	-	106,560
Issuance of common stock in satisfaction of accounts payable, Mar 2010, $0.45-0.65	-	-	1,198,808	1,199	-	-	693,896	-	-	-	695,095
Issuance of common stock in exchange for the services rendered Mar 2010, $0.64	-	-	4,000	4	-	-	2,556	-	-	-	2,560
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2010, $0.60	-	-	9,977	10	-	-	5,990	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Mar 2010, $0.54	-	-	60,000	60	-	-	32,262	-	-	-	32,322
Issuance of common stock as employee compensation Mar 2010, $0.56	-	-	14,912	15	-	-	8,402	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Apr 2010, $0.49	-	-	4,000	4	-	-	1,956	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Apr 2010, $0.53	-	-	5,000	5	-	-	2,663	-	-	-	2,668
Issuance of common stock in exchange for the services rendered Apr 2010, $0.47	-	-	12,637	13	-	-	5,987	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.47	-	-	2,000,000	2,000	-	-	870,373	-	-	-	872,373
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.4258	-	-	2,000,000	2,000	-	-	813,036	-	-	-	815,036
Issuance of common stock for cash pursuant to private placement, Apr 2010, $0.42	-	-	2,000,000	2,000	-	-	792,300	-	-	-	794,300
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	37,500	38	-	-	16,838	-	-	-	16,876
Cashless exercise of stock warrants, Apr 2010, $0.33	-	-	2,390,167	2,390	-	-	(2,390)	-	-	-	0
Exercise of stock warrants for cash, Apr 2010, $0.33	-	-	170,068	170	-	-	55,952	-	-	-	56,122
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	5,000	5	-	-	2,245	-	-	-	2,250
Issuance of common stock in exchange for the services rendered Apr 2010, $0.45	-	-	60,000	60	-	-	26,940	-	-	-	27,000
Issuance of common stock as employee compensation Apr 2010, $0.46	-	-	18,270	18	-	-	8,399	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	272,206	-	-	-	272,206
Issuance of common stock as employee compensation May 2010, $0.38	-	-	22,211	22	-	-	8,394	-	-	-	8,416
Issuance of common stock in exchange for the services rendered May 2010, $0.38	-	-	15,752	16	-	-	5,984	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2010, $0.33	-	-	4,000	4	-	-	1,296	-	-	-	1,300
Issuance of common stock in exchange for the services rendered May, $0.39	-	-	60,000	60	-	-	23,460	-	-	-	23,520
Issuance of common stock in exchange for the services rendered May 2010, $0.39	-	-	5,000	5	-	-	1,955	-	-	-	1,960
Issuance of common stock in exchange for the services rendered Jul 2010, $0.33	-	-	54,545	55	-	-	17,945	-	-	-	18,000
Issuance of common stock in satisfaction of accounts payable, Jun 2010, $0.33-0.37	-	-	936,895	937	-	-	324,725	-	-	-	325,662
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	4,000	4	-	-	1,396	-	-	-	1,400
Issuance of options in exchange for the services rendered Jul 2010, $0.38	-	-	-	-	-	-	28,600	-	-	-	28,600
Issuance of options in exchange for the services rendered Mar 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	15,385	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	60,000	60	-	-	19,284	-	-	-	19,344
Issuance of common stock as employee compensation Jun 2010, $0.33	-	-	25,209	25	-	-	8,392	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	4,000	4	-	-	1,376	-	-	-	1,380
Issuance of common stock in exchange for the services rendered Jun 2010, $0.32	-	-	5,000	5	-	-	1,607	-	-	-	1,612
Issuance of common stock in exchange for the services rendered Jun 2010, $0.35	-	-	150,000	150	-	-	52,950	-	-	-	53,100
Issuance of common stock in exchange for the services rendered Jul 2010, $0.35	-	-	18,912	19	-	-	5,981	-	-	-	6,000
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	666,732	-	-	-	668,732
Issuance of common stock for cash pursuant to private placement, May 2010, $0.35	-	-	2,000,000	2,000	-	-	669,420	-	-	-	671,420
Issuance of common stock for cash pursuant to private placement, Jun 2010, $0.35	-	-	2,000,000	2,000	-	-	675,756	-	-	-	677,756
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	37,500	38	-	-	14,963	-	-	-	15,001
Issuance of common stock in exchange for the services rendered Jul 2010, $0.40	-	-	60,000	60	-	-	23,940	-	-	-	24,000
Issuance of common stock as employee compensation July 2010, $0.35	-	-	23,841	24	-	-	8,393	-	-	-	8,417
Net Loss	-	-	-	-	-	-			(25,279,940)		(25,279,940)
Other comprehensive income (loss)											-
Currency translation adjustment	-	-	-	-	-	-	-	-	-	132,596	132,596
Total comprehensive income (loss)									(25,279,940)	132,596	(25,147,344)
Balance at July 31, 2010	-	$ -	269,599,615	$ 269,600	-	$ -	$ 333,219,309	$ -	$ (325,302,472)	$ 784,183	$ 8,970,620

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
								Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2010	-	$ -	269,599,615	$ 269,600	-	$ -	$ 333,219,309	$ -	$ (325,302,472)	$ 784,183	$ 8,970,620
Stock-based compensation - stock options	-	-			-	-	47,672	-	-	-	47,672
Issuance of common stock as employee compensation Aug 2010, $0.43	-	-	19,701	20	-	-	8,397	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2010, $0.40	-	-	14,881	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Aug 2010, $0.36	-	-	4,000	4	-	-	1,436	-	-	-	1,440
Issuance of common stock in exchange for the services rendered Aug, $0.38	-	-	60,000	60	-	-	22,740	-	-	-	22,800
Cashless exercise of stock warrants, Sep 2010, $0.001	-	-	998,118	998	-	-	(998)	-	-	-	-
Issuance of common stock in satisfaction of accounts payable, Sep 2010, $0.36-0.49	-	-	532,389	532	-	-	221,889	-	-	-	222,421
Issuance of common stock in exchange for the services rendered Sep 2010, $0.41	-	-	4,000	4	-	-	1,629	-	-	-	1,633
Issuance of options in exchange for the services rendered Sep 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Sep 2010, $0.45	-	-	13,239	13	-	-	5,987	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Sep 2010, $0.49	-	-	60,000	60	-	-	29,340	-	-	-	29,400
Issuance of common stock as employee compensation Sep 2010, $0.50	-	-	16,876	17	-	-	8,400	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	73,000	73	-	-	32,777	-	-	-	32,850
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	150,000	150	-	-	67,350	-	-	-	67,500
Issuance of common stock in exchange for the services rendered Oct 2010, $0.40	-	-	15,024	15	-	-	5,985	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	300,000	300	-	-	134,700	-	-	-	135,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.45	-	-	2,500,000	2,500	-	-	1,122,500	-	-	-	1,125,000
Issuance of common stock in exchange for the services rendered Oct 2010, $0.34	-	-	150,000	150	-	-	51,450	-	-	-	51,600
Issuance of common stock as employee compensation Oct 2010, $0.36	-	-	23,651	24	-	-	8,393	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	43,037	-	-	-	43,037
Issuance of common stock as employee compensation Nov 2010, $0.31	-	-	27,340	27	-	-	8,389	-	-	-	8,416
Issuance of common stock in exchange for the services rendered Nov 2010, $0.31	-	-	19,119	19	-	-	5,981	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	4,000	4	-	-	1,228	-	-	-	1,232
Issuance of common stock in exchange for the services rendered Nov 2010, $0.30	-	-	150,000	150	-	-	45,600	-	-	-	45,750
Exercise of stock options for cash, Jan 2011, $0.001	-	-	576,752	577	-	-	0	-	-	-	577
Issuance of common stock in satisfaction of accounts payable, Dec 2010, $0.29-0.33	-	-	2,520,253	2,520	-	-	783,278	-	-	-	785,798
Issuance of common stock in exchange for the services rendered Dec 2010, $0.32	-	-	4,000	4	-	-	1,276	-	-	-	1,280
Issuance of options in exchange for the services rendered Dec 2010, $0.64	-	-	-	-	-	-	24,766	-	-	-	24,766
Issuance of common stock in exchange for the services rendered Dec 2010, $0.30	-	-	19,950	20	-	-	5,980	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.29	-	-	150,000	150	-	-	43,200	-	-	-	43,350
Issuance of common stock as employee compensation Dec 2010, $0.29	-	-	28,786	29	-	-	8,388	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Oct 2010, $0.37	-	-	4,000	4	-	-	1,476	-	-	-	1,480
Issuance of common stock for cash pursuant to private placement, Jan 2011, $0.25	-	-	12,720,000	12,720	-	-	332,280	-	-	-	345,000
Issuance of common stock in exchange for the services rendered Dec 2010, $0.31	-	-	150,000	150	-	-	46,350	-	-	-	46,500
Issuance of common stock in exchange for the services rendered Jan 2011, $0.28	-	-	21,189	21	-	-	5,979	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Jan 2011, $0.25	-	-	150,000	150	-	-	37,350	-	-	-	37,500
Issuance of common stock as employee compensation Jan 2011, $0.28	-	-	30,588	31	-	-	8,386	-	-	-	8,417
Stock-based compensation - stock options	-	-	-	-	-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation Feb 2011, $0.23	-	-	36,123	36	-	-	8,381	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Feb 2011, $0.23	-	-	25,647	26	-	-	5,974	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Feb 2011, $0.24	-	-	4,000	4	-	-	956	-	-	-	960
Issuance of common stock in exchange for the services rendered Mar 2011, $0.21	-	-	300,000	300	-	-	62,700	-	-	-	63,000
Issuance of options in exchange for the services rendered Mar 2011, $0.282	-	-	-	-	-	-	692,010	-	-	-	692,010
Issuance of options in exchange for the services rendered Mar 2011, $0.64	-	-	-	-	-	-	23,959	-	-	-	23,959
Issuance of common stock in exchange for the services rendered Mar 2011, $0.24	-	-	25,479	25	-	-	5,975	-	-	-	6,000
Issuance of common stock as employee compensation Mar 2011, $0.25	-	-	33,285	33	-	-	8,383	-	-	-	8,416
Issuance of common stock for cash pursuant to private placement, Mar 2011, $0.25	-	-	4,056,000	4,056	-	-	174,408	-	-	-	178,464
Issuance of common stock in exchange for the services rendered Apr 2011, $0.23	-	-	26,557	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Apr 2011, $0.22	-	-	150,000	150	-	-	33,450	-	-	-	33,600
Issuance of common stock as employee compensation Apr 2011, $0.22	-	-	38,130	38	-	-	8,378	-	-	-	8,416
Stock-based compensation - stock options	-	-	-	-	-	-	29,265	-	-	-	29,265
Issuance of common stock as employee compensation May 2011, $0.21	-	-	39,618	40	-	-	8,377	-	-	-	8,417
Issuance of common stock in exchange for the services rendered May 2011, $0.23	-	-	155,556	156	-	-	34,845	-	-	-	35,001
Issuance of common stock in exchange for the services rendered May 2011, $0.22	-	-	27,059	27	-	-	5,973	-	-	-	6,000
Issuance of common stock in exchange for the services rendered May 2011, $0.21	-	-	150,000	150	-	-	32,100	-	-	-	32,250
Issuance of common stock in exchange for the services rendered June 2011, $0.15	-	-	150,000	150	-	-	21,750	-	-	-	21,900
Issuance of options in exchange for the services rendered Jun 2011, $0.64	-	-			-	-	21,725	-	-	-	21,725
Issuance of common stock in exchange for the services rendered Jun 2011, $0.18	-	-	33,569	34	-	-	5,966	-	-	-	6,000
Issuance of common stock as employee compensation Jun 2011, $0.17	-	-	50,050	50	-	-	8,367	-	-	-	8,417
Issuance of common stock in satisfaction of accounts payable, Jun 2011, $0.19-0.23	-	-	499,313	499	-	-	102,148	-	-	-	102,647
Issuance of Preferred Stock, July 2011	2,575	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with conversion of $1,288,000 of $2,575,000 Preferred Stock, July 2011	(1,288)	-	8,586,665	8,587	-	-	(8,587)	-	-	-	(0)
Issuance of common stock in connection with preferred stock make whole payments, July 2011	-	-	2,323,083	2,323	-	-	345,437	-	-	-	347,760
Preferred Stock Dividend, July 2011	-	-	-	-	-	-	-	-	(766,417)	-	(766,417)
Issuance of common stock in exchange for the services rendered July 2011, $0.14	-	-	41,827	42	-	-	5,958	-	-	-	6,000
Issuance of common stock in exchange for the services rendered July 2011, $0.13	-	-	150,000	150	-	-	19,350	-	-	-	19,500
Issuance of common stock in exchange for the services rendered July 2011, $0.15	-	-	440,000	440	-	-	(440)	-	-	-	-
Issuance of common stock as employee compensation July 2011, $0.13	-	-	63,336	63	-	-	8,353	-	-	-	8,416
Net Loss	-	-	-	-	-	-	-	-	(21,675,867)	-	(21,675,867)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	85,392	85,392
Total comprehensive income (loss)									(21,675,867)	85,392	(21,590,475)
Balance at July 31, 2011	1,287	$ -	308,519,768	$ 308,520	-	$ -	$ 338,124,525	$ -	$ (347,744,756)	$ 869,575	$ (8,442,136)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
								Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2011	1,287	$ -	308,519,768	$ 308,520	-	$ -	$ 338,124,525	$ -	$ (347,744,756)	$ 869,575	$ (8,442,136)
Stock-based compensation - stock options	-	-	-		-	-	602,384	-	-	-	602,384
Issuance of common stock as employee compensation Aug 2011, $0.10	-	-	80,535	81	-	-	8,336	-	-	-	8,417
Issuance of common stock in exchange for the services rendered Aug 2011, $0..11	-	-	55,081	55	-	-	5,945	-	-	-	6,000
Issuance of common stock in exchange for the services rendered Aug 2011, $0.10	-	-	150,000	150	-	-	14,550	-	-	-	14,700
Issuance of common stock in exchange for the services rendered Sep 2011, $0.09	-	-	150,000	150	-	-	13,545	-	-	-	13,695
Issuance of common stock as employee compensation Sep 2011, $0.097	-	-	34,701	35	-	-	3,332	-	-	-	3,367
Issuance of common stock in connection with conversion of $787,000 of $2,575,000 Series A Convertible Preferred Stock, Sep 2011	(787)	-	5,246,669	5,247	-	-	(5,247)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments, Sep 2011	-	-	2,230,058	2,230	-	-	210,260	-	-	-	212,490
Issuance of common stock in exchange for the services rendered Oct 2011, $0.09	-	-	150,000	150	-	-	13,650	-	-	-	13,800
Issuance of common stock in exchange for the services rendered Nov 2011, $0.087	-	-	150,000	150	-	-	12,900	-	-	-	13,050
Issuance of common stock in exchange for the services rendered Dec 2011, $0.095	-	-	105,263	105	-	-	9,895	-	-	-	10,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.173	-	-	300,000	300	-	-	51,600	-	-	-	51,900
Issuance of common stock in exchange for the services rendered Jan 2012, $0.15	-	-	1,333,333	1,333	-	-	198,667	-	-	-	200,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.15	-	-	133,333	133	-	-	19,867	-	-	-	20,000
Issuance of common stock in exchange for the services rendered Jan 2012, $0.087	-	-	574,713	575	-	-	49,425	-	-	-	50,000
Issuance of common stock in connection with conversion of $500,000 of $2,575,000 Series A Convertible Preferred Stock, Dec 2011	(500)		3,333,333	3,333	-	-	(3,333)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments, Dec 2011	-	-	1,576,525	1,577	-	-	133,423	-	-	-	135,000
Exercise of stock warrants for cash, Jan 2012, $0.15	-	-	200,000	200	-	-	29,800	-	-	-	30,000
Cashless exercise of stock warrants, Jan 2012	-	-	9,781,838	9,782	-	-	3,800,029	-	-	-	3,809,811
Exercise of additional investment rights, Jan 2012 (see Note 12)	-	-	-	-	-	-	841,333	-	-	-	841,333
Issuance of Series B Convertible Preferred Stock, February 2012 (see Note 9)	2,000	-	-	-	-	-	-	-	-	-	-
Preferred Stock Dividend on Series B CPS, February 2012 (see Note 9)	-	-	-	-	-	-	-	-	(376,746)	-	(376,746)
Issuance of common stock in exchange for the services rendered Feb 2012, $0.152	-	-	150,000	150	-	-	22,650	-	-	-	22,800
Issuance of common stock as employee compensation Apr 2012, $0.15	-	-	379,390	379	-	-	56,321	-	-	-	56,700
Issuance of common stock in exchange for the services rendered Apr 2012, $0.10	-	-	300,000	300	-	-	30,300	-	-	-	30,600
Issuance of common stock in exchange for the services rendered Feb 2012, $0.15	-	-	1,066,667	1,067	-	-	158,933	-	-	-	160,000
Cashless exercise of stock warrants, Feb 2012	-	-	10,677,593	10,678	-	-	3,410,245	-	-	-	3,420,923
Issuance of common stock in exchange for the services rendered May 2012, $0.10	-	-	150,000	150	-	-	14,850	-	-	-	15,000
Issuance of common stock in exchange for the services rendered July 2012, $0.15	-	-	333,332	333	-	-	49,667	-	-	-	50,000
Issuance of common stock as employee compensation June 2012, $0.15	-	-	266,667	267	-	-	39,733	-	-	-	40,000
Issuance of common stock as employee compensation June 2012, $0.10	-	-	220,060	220	-	-	21,840	-	-	-	22,060
Exercise of stock options for cash, July 2012, $0.001	-	-	1,299,994	1,300	-	-	0	-	-	-	1,300
Issuance of common stock in exchange for the services rendered July 2012, $0.093	-	-	300,000	300	-	-	27,600	-	-	-	27,900
Issuance of common stock in connection with conversion of $510,000 of $2,000,000 Series B Convertible Preferred Stock, June 2012	(510)	-	3,400,001	3,400	-	-	(3,400)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments on Series B CPS, June 2012	-	-	1,512,443	1,512	-	-	136,188	-	-	-	137,700
Net Loss	-	-	-	-	-	-	-	-	(9,490,278)	-	(9,490,278)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(91,960)	(91,960)
Total comprehensive income (loss)									(9,490,278)	(91,960)	(9,582,238)
Balance at July 31, 2012	1,490	$ -	354,161,297	$ 354,161	-	$ -	$ 348,099,813	$ -	$ (357,611,780)	$ 777,615	$ (8,380,191)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CHANGES IN STOCKHOLDERS' (DEFICIENCY)/EQUITY
FOR THE PERIOD NOVEMBER 2, 1995 (DATE OF INCEPTION) TO JULY 31, 2013
									Deficit
								Notes	Accumulated	Accumulated
	Preferred		Common		Treasury		Additional	Receivable -	During the	Other	Total
	Stock		Stock		Stock		Paid-In	Common	Development	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Income (Loss)	(Deficiency)/Equity

Balance at August 1, 2012	1,490	$ -	354,161,297	$ 354,161	-	$ -	$ 348,099,813	$ -	$ (357,611,780)	$ 777,615	$ (8,380,191)
Issuance of common stock in exchange for the services rendered Aug 2012, $0.08	-	-	750,000	750	-	-	59,250	-	-	-	60,000
Issuance of common stock in exchange for the services rendered Oct 2012, $0.15	-	-	166,666	167	-	-	24,833	-	-	-	25,000
Issuance of common stock in exchange for the services rendered Sep 2012, $0.07	-	-	300,000	300	-	-	20,700	-	-	-	21,000
Issuance of common stock in exchange for the services rendered Oct 2012, $0.055	-	-	150,000	150	-	-	8,100	-	-	-	8,250
Issuance of common stock in connection with conversion of 1490 shares of Series B Preferred Stock (par value of $1,000)	(1,490)	-	35,120,831	35,121	-	-	(35,121)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments on Series B CPS	-	-	13,307,236	13,307	-	-	388,993	-	-	-	402,300
Amortization of options in exchange for services rendered Oct 2012					-	-	9,993	-	-	-	9,993
Issuance of common stock in exchange for the services rendered Dec 2012, $0.03	-	-	816,667	817	-	-	23,683	-	-	-	24,500
Issuance of common stock in exchange for the services rendered Jan 2013, $0.08	-	-	101,148	101	-	-	7,991	-	-	-	8,092
Issuance of common stock in exchange for the services rendered Jan 2012, $0.15	-	-	166,666	167	-	-	24,833	-	-	-	25,000
Issuance of Series C Convertible Preferred Stock, February 2012 (see Note 9)	750	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with conversion of 750 shares of Series C Preferred Stock (par value of $1,000)	(750)	-	22,916,665	22,917	-	-	(22,917)	-	-	-	-
Preferred Stock Dividend on Series C CPS, August 2012 (see Note 9)	-	-	-	-	-	-	-	-	(102,297)	-	(102,297)
Issuance of common stock in connection with preferred stock make whole payments on Series C Preferred Stock	-	-	6,664,866	6,665	-	-	195,835	-	-	-	202,500
Issuance of common stock in exchange for the services rendered Jan 2013, $0.055	-	-	300,000	300	-	-	13,200	-	-	-	13,500
Cashless exercise of stock warrants, January 2013	-	-	29,184,675	29,185	-	-	2,333,431	-	-	-	2,362,616
Exercise of stock warrants for cash, January 2013, $0.03	-	-	24,155,457	24,155	-	-	1,379,507	-	-	-	1,403,663
Exercise of stock options for cash, January 2013, $0.001	-	-	85,701	86	-	-	-	-	-	-	86
Amortization of options in exchange for services rendered Jan 2013		-			-	-	9,704	-	-	-	9,704
Issuance of common stock in exchange for the services rendered March 2013, $0.031	-	-	300,000	300	-	-	9,000	-	-	-	9,300
Issuance of common stock in exchange for the services rendered April 2013, $0.15	-	-	166,666	167	-	-	24,833	-	-	-	25,000
Issuance of Series D Convertible Preferred Stock, December 2012 (see Note 9)	750	-	-	-	-	-	-	-	-	-	-
Issuance of common stock in connection with conversion of 750 shares of Series D Preferred Stock (par value of $1,000)	(750)	-	24,999,999	25,000	-	-	725,000	-	-	-	750,000
Issuance of common stock in connection with preferred stock make whole payments on Series D Preferred Stock	-	-	7,825,191	7,825	-	-	194,675	-	-	-	202,500
Issuance of common stock in exchange for the services rendered April 2013, $0.027	-	-	150,000	150	-	-	3,900	-	-	-	4,050
Exercise of stock warrants for cash, March 2013, $0.03	-	-	1,868,004	1,868	-	-	78,327	-	-	-	80,195
Exercise of stock options for cash, February 2013, $0.001	-	-	970,787	971	-	-	-	-	-	-	971
Issuance of options in exchange for the services rendered February 2013, $0.001	-	-	-	-	-	-	49,765	-	-	-	49,765
Issuance of options in exchange for the services rendered April 2013, $0.001	-	-	-	-	-	-	535,786	-	-	-	535,786
Amortization of options in exchange for services rendered April 2013	-	-	-	-	-	-	8,126	-	-	-	8,126
Issuance of common stock in exchange for the services rendered July 2013, $0.15	-	-	166,670	167	-	-	24,833	-	-	-	25,000
Issuance of Series E Convertible Preferred Stock, June 2013 (see Note 9)	1,225	-	-	-	-	-	-	-	-	-	-
Preferred Stock Dividend on Series E CPS, June 2013 (see Note 9)	-	-	-	-	-	-	-	-	(1,620,177)	-	(1,620,177)
Issuance of common stock in connection with conversion of 295 shares of Series E Preferred Stock (par value of $1,000)	(295)	-	9,833,334	9,833	-	-	(9,833)	-	-	-	-
Issuance of common stock in connection with preferred stock make whole payments on Series E Preferred Stock	-	-	2,654,999	2,655	-	-	76,995	-	-	-	79,650
Issuance of common stock in exchange for the services rendered, June 2013, $0.03	-	-	1,000,000	1,000	-	-	29,000	-	-	-	30,000
Issuance of common stock in exchange for the services rendered, July 2013, $0.031	-	-	3,716,667	3,717	-	-	110,013	-	-	-	113,730
Cancellation of unissued shares	-	-	(1,278,246)	(1,278)	-	-	1,278	-	-	-	-
Exercise of stock warrants for cash, quarter ended July 31, 2013, $0.03		-	35,483,324	35,483	-	-	1,773,904	-	-	-	1,809,387
Exercise of stock options for cash, quarter ended July 31, 2013, $0.001	-	-	4,123,890	4,124	-	-	-	-	-	-	4,124
Issuance of options in exchange for the services rendered June 2013, $0.001	-	-	-	-	-	-	217,426	-	-	-	217,426
Amortization of options in exchange for services rendered July 2013	-	-	-	-	-	-	6,952	-	-	-	6,952
Net Loss	-	-	-	-	-	-	-	-	(8,554,322)	-	(8,554,322)
Other comprehensive income (loss)
Currency translation adjustment	-	-	-	-	-	-	-	-	-	(12,512)	(12,512)
Total comprehensive income (loss)									(8,554,322)	(12,512)	(8,566,834)
Balance at July 31, 2013	930	$ -	580,329,160	$ 580,329	-	$ -	$ 356,401,812	$ -	$ (367,888,576)	$ 765,103	$ (10,141,332)

The Notes to Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

				Cumulative From
				November 2, 1995
	For the Twelve Months Ended July 31,			(Date of Inception)
	2013	2012	2011	to July 31, 2013
Cash Flows From Operating Activities:
Net loss	$ (8,554,322)	$ (9,490,278)	$ (21,675,867)	$ (362,727,882)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	463,718	612,658	742,961	10,372,258
Minority interest share of loss	--	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	--	391,103
Write-off of deferred offering costs	--	--	--	3,406,196
Write-off of abandoned patents	--	440,780	--	1,353,976
(Gain)/loss on disposal of property and equipment	(1,037,485)	(2,027,939)	35,878	(3,028,635)
Loss on extinguishment of debt	--	--	--	14,134,069
Common stock issued as employee compensation	--	130,544	100,999	4,011,938
Amortization of options and option modifications as stock compensation	837,754	602,384	936,465	4,248,980
Common stock issued for services rendered	392,421	699,445	1,990,005	14,899,700
Amortization of prepaid services in conjunction with common stock issuance	--	--	--	138,375
Non-cash compensation expense	--	--	--	45,390
Stock options and warrants issued for services rendered	--	--	--	7,956,723
Issuance of warrants as additional exercise right inducement	--	--	--	21,437,909
Preferred stock issued for services rendered	--	--	--	100
Treasury stock redeemed for non-performance of services	--	--	--	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	--	--	--	2,405,629
Amortization of discount on convertible debentures	--	--	--	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	886,950	485,190	--	2,129,654
Interest on short-term advance	--	--	--	22,190
Founders’ shares transferred for services rendered	--	--	--	353,506
Fees in connection with refinancing of debt	--	--	--	113,274
Warrant repricing costs	--	--	--	3,198,604
Change in fair value of derivative liabilities	3,140,259	1,081,440	(2,220,916)	3,856,236	(1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	--	8,470	62,200	(15,047)
Miscellaneous receivables	--	--	--	43,812
Inventory	--	716,392	1,197,768	(20,091)
Other current assets	124,197	20,946	116,171	(58,751)
Accounts payable and accrued expenses	123,556	(1,218,616)	1,811,120	15,147,496
Deferred revenue	(38,282)	(105,395)	(28,152)	219,050
Other, net	--	--	--	110,317
Net Cash Used in Operating Activities	(3,661,234)	(8,043,979)	(16,931,368)	(220,260,632)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	(2,416)	(52,383)	(4,809,439)
Proceeds from sale of property and equipment	1,764,008	4,953,325	--	6,717,333
Costs incurred for patents	(78,948)	(173,775)	(234,984)	(2,918,994)
Change in restricted cash	--	--	--	512,539
Proceeds from maturity of short term investments	--	--	--	195,242,918
Purchases of short-term investments	--	--	--	(195,242,918)
Cash received in conjunction with merger	--	--	--	82,232
Advances to Antigen Express, Inc.	--	--	--	(32,000)
Increase in officers’ loans receivable	--	--	--	(1,126,157)
Change in deposits	--	--	--	(652,071)
Change in notes receivable - common stock	--	--	--	(91,103)
Change in due from related parties	--	--	--	(2,222,390)
Other, net	--	--	--	89,683
Net Cash Provided By (Used in) Investing Activities	1,685,060	4,777,134	(287,367)	(4,450,367)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	--	325,179
Repayment of short-term advance	--	--	--	(347,369)
Proceeds from issuance of long-term debt	829,038	3,561,688	--	6,396,335
Repayment of long-term debt	(1,833,265)	(4,821,511)	(116,632)	(8,895,964)
Repayment of obligations under capital lease	--	--	(7,818)	(83,002)
Change in due to related parties	--	--	--	154,541
Proceeds from exercise of warrants	1,845,204	30,000	--	47,573,485
Proceeds from exercise of stock options	5,181	1,300	577	5,008,974
Proceeds from minority interest investment	--	--	--	3,038,185
Proceeds from issuance of preferred stock	2,615,000	1,975,000	2,315,000	18,920,000
Redemption of SVR preferred stock	--	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	--	40,704,930
Payment of costs associated with convertible debentures	--	--	--	(722,750)
Repayments of convertible debentures	--	--	--	(5,142,424)
Purchase of treasury stock	--	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	3,939,000	120,576,242
Purchase and retirement of common stock	--	--	--	(497,522)
Net Cash Provided by Financing Activities	3,461,158	746,477	6,130,127	226,524,871

Effect of Exchange Rates on Cash	(22,339)	(32,120)	6,535	(104,918)

Net (Decrease) Increase in Cash and Cash Equivalents	1,462,645	(2,552,488)	(11,082,073)	1,708,954

Cash and Cash Equivalents, Beginning of Period	246,309	2,798,797	13,880,870	--

Cash and Cash Equivalents, End of Period	$ 1,708,954	$ 246,309	$ 2,798,797	$ 1,708,954

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to July 31, 2013" column. See Note 10 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information - See Note 15

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $368 million and a working capital deficiency of approximately $6.7 million at July 31, 2013. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012, fiscal 2013 and the beginning of fiscal 2014.

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on December 10, 2012 and June 17, 2013 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until December 10, 2013 and June 17, 2014, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets which are classified as Assets Held for Investment to augment its cash position.

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off. In the fiscal year ended July 31, 2012, the Company recorded a write down of $440,780 on certain patents. There were no write downs or disposals in the fiscal years ended July 31, 2013 or 2011.

Impairment or Disposal of Long-Lived Assets and Intangibles

The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. There were no write downs or disposals in the fiscal year ended July 31, 2013. In the fiscal year ended July 31, 2012, the Company sold, wrote off or disposed of certain long-lived assets with a net book value of $2,945,079. In the fiscal year ended July 31, 2011, the Company recorded a write down of $35,878 on certain equipment.

Derivative Warrant Liability

The Company’s derivative warrant instruments are measured at fair value using the binomial valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations under the caption “Change in fair value of derivative warrant liability.” See Note 10 – Derivative Liabilities.

Revenue Recognition and Deferred Revenue

Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with FASB ASC Topic 605, recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be consigned inventory until the revenue is recognized. Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred. At July 31, 2013, we have $224,843 of deferred revenue for which a provision for returns cannot be reasonably estimated and thus the balance is included in Deferred Revenue on our consolidated balance sheets. The corresponding cost of sales has been previously written off and is not included in inventory as of July 31, 2013 as the timing of the recognition of the revenue cannot be reasonably estimated.

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. The Company received grant revenue of $488,959 in the fiscal year ended July 31, 2011 and recognized the full amount of the grant in fiscal 2011, as the Company had already incurred all of the qualifying expenses and the amount was fully received. There was no grant revenue in fiscal 2013 or 2012. See Note 13 - Qualifying Therapeutic Discovery Project Program.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2013 and 2012, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

Stock-Based Compensation

The Company follows FASB ASC Topic 718 which requires that new, modified and unvested share-based payment transactions with employees, such as grants of stock options and restricted stock, be recognized in the financial statements based on their fair value at the grant date and recognized as compensation expense over their vesting periods. The Company estimates the fair value of stock options as of the date of grant using the Black-Scholes option pricing model and restricted stock based on the quoted market price or the value of the services provided, whichever is more readily determinable. The Company also follows the guidance in FASB ASC Topic 505 for equity based payments to non-employees for equity instruments issued to consultants and other non-employees.

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

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability and the derivative additional investment rights liability at July 31, 2013, 2012 and 2011. See Note 10 – Derivative Liabilities.

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

Critical accounting estimates are reviewed and discussed with the audit committee of the board of directors. The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, if changes in the estimate if different estimates that could have been selected would have a material impact on our results of operations or financial condition.

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

In June 2011, the FASB issued guidance regarding the presentation of Comprehensive Income within financial statements. The guidance was effective for the Company’s annual fiscal period ended July 31, 2013. The adoption of this new accounting guidance did not have a material impact on the Company’s consolidated financial statements.

Note 3 - Long-lived Assets:

Property and Equipment

The costs and accumulated depreciation of property and equipment are summarized as follows:

		July 31,
	2013		2012
Land	$-0-		$140,450
Buildings and Improvements	117,898		934,668
Furniture and Fixtures	23,452		47,794
Office Equipment	38,690		52,395
Lab Equipment	327,899		393,781

Total Property and Equipment	507,939		1,569,088

Less: Accumulated Depreciation	422,533		864,410

Property and Equipment, Net	$85,406		$704,678

Depreciation expense related to property and equipment amounted to $41,890, $97,967 and $172,250 for the years ended July 31, 2013, 2012 and 2011, respectively.

Assets Held for Investment, Net

The costs and accumulated depreciation of assets held for investment are summarized as follows:

		July 31,
	2013		2012
Assets Held For Investment	$930,726		$1,179,276
Less: Accumulated Depreciation	289,954		320,899
Assets Held For Investment, Net	$640,772		$858,377

These assets are held as collateral for long term debt (see Note 8). Depreciation expense on assets held for investment amounted to $30,764, $74,070 and $141,686 for the years ended July 31, 2013, 2012 and 2011, respectively.

The Company’s holds these properties for investment purposes and collects rental income as described directly below.

Income from Assets Held for Investment, net

In March 2013, the Company sold a property which was held for investment for gross proceeds after real estate commissions of $256,835. This property had a net book value of $169,566, resulting in an accounting gain of $87,682 which is included in income from assets held for investment, net on the consolidated statement of operations. The property was secured by a mortgage which was partially discharged upon the sale, as described in the last paragraph of this note below. After the partial discharge of the mortgage ($216,810), as well as legal fees, interest, penalties and other costs (approximately $13,000 in aggregate), the sale resulted in net cash proceeds to the Company of $27,025.

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

The total accounting gains in this category from property sales in the fiscal years ended July 31, 2013 and 2012 were $1,081,807 and $1,957,089, respectively, compared to zero in the fiscal year ended July 31, 2011.

The remaining income of $163, 358 and $249,127 in this category in the respective fiscal years ended July 31, 2013 and 2012, pertains to rental income from properties held for investment, net of carrying and operating expenses. In the fiscal year ended July 31, 2011, rental income from properties held for investment, net of operating expenses was $349,458. Gross income from rental operations was $221,399, $384,299 and $582,974 and rental expenses were $58,041, $135,172 and $233,516, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2013, 2012 and 2011, respectively.

The properties held for investment have an interest only first mortgage which closed on November 30, 2012 with a principal amount as of July 31, 2013 of $617,665, an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013. This mortgage was completely discharged following the sale of the properties held for investment in August 2013. See Note 18 – Subsequent Events.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

		July 31,
	2013		2012
Patents	$5,657,455		$5,587,790
Less: Accumulated Amortization	3,338,039		2,953,332
Patents, Net	$2,319,416		$2,634,458
Weighted Average Life	8.6 years		9.4 years

Amortization expense amounted to $391,777, $441,087 and $430,650 for the years ended July 31, 2013, 2012 and 2011, respectively. Amortization expense is expected to be approximately $274,000 per year for the years ended July 31, 2014 through 2018. During the year ended July 31, 2013, the Company did not write off any patents. During the year ended July 31, 2012, the Company wrote off patents with a net book value of $440,780 as the patents had been abandoned or were no longer being used. The charge was included in research and development expenses on our consolidated statements of operations. During the year ended July 31, 2011, the Company did not write off any patents.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pretax losses arising from domestic operations (United States) were $8,025,582, $8,040,033 and $15,060,207 for the years ended July 31, 2013, 2012 and 2011, respectively. Pretax losses arising from foreign operations (Canada) were $528,741, $1,450,244 and $6,615,660 for the years ended July 31, 2013, 2012 and 2011, respectively. As of July 31, 2013, the Company has NOL carryforwards in Generex Biotechnology Corporation of $201,080,721, which expire in 2018 through 2033, in Generex Pharmaceuticals Inc. of approximately $44,924,097, which expire in 2015 through 2033, and in Antigen Express, Inc. of approximately $23,362,008, which expire in 2016 through 2033. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2013, 2012 and 2011, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded. Additionally, effective for the year ended July 31, 2011, the Company has taken into account a decrease in the Canadian effective tax rate from 36.12% to 26.5% as of January 2012, which will reduce the future value (prior to valuation allowances) of the NOL carryforwards of the Canadian subsidiary.

Deferred income taxes consist of the following:

	July 31,
	2013	2012
Net operating loss carryforwards	$87,541,552	$85,428,939
Other temporary differences	800,989	627,656
Total Deferred Tax Assets	$88,342,541	$86,056,595

Valuation Allowance	(88,098,860)	(85,579,584)

Deferred Tax Liabilities
Intangible Assets	(386,320)	(378,672)
Other temporary differences	142,639	(98,339)
Total Deferred Tax Liabilities	(243,681)	(477,011)

Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%

Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivable
from foreign subsidiaries	6.0	5.0	3.0
Non-deductible or non-taxable items	13.0	4.0	(4.0)
Change in Canadian NOL carryforwards due to future tax rate changes	0.0	0.0	20.0
Other temporary differences	(14.0)	18.0	18.0
Change in valuation allowance	29.0	(3.0)	(3.0)

Effective tax rate	—%	—%	—%

As of July 31, 2013, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented. Generally, tax years 2010 to 2013 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2005 to 2013 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2013	2012
Accounts Payable & Accruals - General and Administrative	$3,447,618	$3,556,160
Accounts Payable & Accruals - Research and Development	3,557,184	2,691,192
Accounts Payable & Accruals - Selling and Marketing	328,629	290,534
Accrued Make Whole Payments on Convertible Preferred Stock (see Note 9)	251,100	402,300
Executive Compensation and Directors' Fees Payable	76,703	75,466
Total	$7,661,234	$7,015,652

Note 7 - Commitments and Contingent Liabilities:

Leases

The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2013 are as follows:

Fiscal Year	Amount
2014	$152,094
2015	106,205
2016 and thereafter	—
Total Minimum Lease Payments	$258,299

Lease expense amounted to approximately $153,000 $185,000 and $210,000 for the years ended July 31, 2013, 2012, and 2011, respectively.

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

The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice. As of July 31, 2013, the Company has not yet completed a contract year in which the total quantity has exceeded 10,000,000 units and as such the expiration date of this contract cannot be determined.

The Company’s subsidiary, Antigen, has a Clinical Study Agreement with the Henry Jackson Foundation (“HJF”) to provide services related to Antigen’s Phase II AE37 breast cancer trials. The agreement requires quarterly payments to HJF until October 1, 2013. The remaining required payments, after our fiscal year ended July 31, 2013 and until October 1, 2013, total approximately $226,000.

The Company has a directors and officers insurance policy covering the period from April 28, 2013 to April 28, 2014. We are paying the policy in equal monthly installments until January 28, 2013. As of July 31, 2013, the total remaining installment payments are approximately $108,000.

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

Employment Agreements

As of July 31, 2013, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2013. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2013, the Company has two at will employment agreements with Antigen employees requiring the Company to pay an annual aggregate salary of $371,305 to the two employees. In the event any agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employees severance of six months’ salary, in accordance with the terms of the individual employment agreements.

Note 8 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2013	2012
Mortgage payable - interest at 10.0 percent per annum, monthly interest payments of $9,807, principal due January 2013, secured by secondary rights to real property located at 11 Carlaw Avenue and 33 Harbour Square Toronto, Canada	$-0-	$1,181,461

Mortgage payable - interest at 6.75 percent per annum, monthly payments of principal and interest of $6,014, due May 2015, secured by a first mortgage over real property located at 33 Harbour Square, Toronto, Canada	-0-	482,700

Mortgage payable - interest at 9.75 percent per annum, monthly interest payments of $6,771, principal due November 2013, secured by secondary rights to real property located at 11 Carlaw Avenue, Toronto, Canada	617,665	-0-
Total Debt	617,665	1,664,161
Less Current Maturities of Long-Term Debt	617,665	1,222,746
Total Long-Term Debt	-0-	441,415

The first mortgage related to the property at 11 Carlaw was discharged on August 14, 2013, in conjunction with the sale of that property and there is no mortgage debt after that date. See Note 18 – Subsequent Events.

For the years ended July 31, 2013, 2012 and 2011, the Company incurred $196,101, $568,424 and $205,539, respectively in interest expense on its long-term debt.

Note 9 - Series A, B, C, D & E 9% Convertible Preferred Stock :

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

Series B 9% Convertible Preferred Stock

The Company has authorized 2,000 shares of Series B 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated January 31, 2012, the Company sold an aggregate of 2,000 shares of Series B convertible preferred stock, as well as accompanying warrants to purchase 13,333,333 shares of common stocks. An aggregate of 13,333,333 shares of the Company’s common stock were issuable upon conversion of the Series B convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series B convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the remaining 792 shares of Series B convertible preferred stock as of December 10, 2012 from 9,897,500 to 26,393,333. As of the end of the Company’s fiscal quarter ended January 31, 2013, all of the issued Series B 9% Convertible Preferred Stock had been converted to common stock. There were 38,520,832 shares of common stock issued upon the conversion of the Series B convertible preferred stock and 14,819,679 shares of common stock issued as “make-whole payments” on such conversions.

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

Accounting for proceeds from the Series C convertible preferred stock financing

The net cash proceeds from the Series C convertible preferred stock financing were $725,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and second to the make-whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s interim consolidated statements of operations for the quarter ended October 31, 2012 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair value of the derivative warrant liability is described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$725,000
Derivative warrant liability fair value	(624,797)
Make-whole payments liability	(202,500)
Deemed dividend	$(102,297)

Series D 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series D 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated December 10, 2012, the Company sold an aggregate of 750 shares of Series D convertible preferred stock, as well as accompanying warrants to purchase 24,999,999 shares of common stocks. An aggregate of 24,999,999 shares of the Company’s common stock are issuable upon conversion of the Series D convertible preferred stock which was issued at the initial closing. As of July 31, 2013, all of the Series D convertible preferred stock had been converted to common stock. There were 24,999,999 shares of common stock issued upon the conversion of the Series D convertible preferred stock and 7,825,191 shares of common stock issued as “make-whole payments” on such conversions.

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

The calculation methodologies for the fair value of the derivative warrant liability is described in Note 10 – Derivative Liabilities below.

Series E 9% Convertible Preferred Stock

The Company has authorized 2,450 shares of Series E 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated June 17, 2013, the Company sold an aggregate of 1,225 shares of Series E convertible preferred stock, as well as accompanying warrants to purchase 40,833,335 shares of common stocks. An aggregate of 40,833,335 shares of the Company’s common stock are issuable upon conversion of the Series E convertible preferred stock which was issued at the initial closing.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until June 17, 2016 and, beginning on June 17, 2016 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2013 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to June 17, 2016, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning June 17, 2016, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the Series E convertible preferred stock, the Company also issued 40,833,335 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

In addition, until the first anniversary of date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $1,225,000, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the June 2013 closing. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

As of July 31, 2013, 295 of the Series E convertible preferred stock had been converted to common stock. There were 9,833,334 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 2,654,999 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series E convertible preferred stock financing

The net cash proceeds from the Series E convertible preferred stock financing were $1,165,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and is reported on the Company’s consolidated statement of operations for the year ended July 31, 2013 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,165,000
Derivative warrant liability fair value	(1,189,744)
Derivative additional investment rights fair value	(1,264,683)
Make whole payments liability	(330,750)
Deemed dividend	$(1,620,177)

The initial “make-whole payments” of $330,750 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $251,100 (after conversions) are included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2013.

Note 10 - Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at July 31, 2013 and 2012 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at July 31, 2013 are all currently exercisable with a weighted-average remaining life of 3.46 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a loss of $3,148,782 within the Company’s consolidated statements of operations for the fiscal year ended July 31, 2013 and a loss of $1,081,440 for the fiscal year ended July 31, 2012, which is included in the consolidated statements of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at July 31, 2013 and July 31, 2012 was $5,234,293 and $4,081,627, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2011 until July 31, 2013:

	Value	No. of Warrants
Balance at August 1, 2011 – Derivative warrant liability	$8,745,508	80,234,017
Exercise of warrants classified as derivative liability	(7,230,734)	(49,863,260)
Additional warrants issued in February 2012 financing	1,811,746	13,333,333
Additional warrants from price protection features of existing warrants	1,548,813	11,444,440
Decrease in fair value of derivative warrant liability	(793,706)	n/a
Balance at July 31, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants issued in June 2013 financing	1,189,744	40,833,335
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(5,629,130)	(145,888,421)
Decrease in fair value of derivative warrant liability	(3,279,650)	n/a
Balance at July 31, 2013 – Derivative warrant liability	$5,234,293	220,687,537

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2013 and July 31, 2012. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2013 and July 31, 2012 fair value calculations were as follows:

	July 31, 2013	July 31, 2012
Current exercise price	$0.03	$0.15
Time to expiration	3.5 years	3.9 years
Risk-free interest rate	0.49%	0.45%
Estimated volatility	85%	104%
Dividend	-0-	-0-
Stock price at period end date	$0.035	$0.093

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $1,256,160 at July 31, 2013. There were no additional investment rights at July 31, 2012. The key inputs used in the fair value calculation at July 31, 2013 were as follows:

July 31, 2013
Underlying number of units of convertible preferred stock	1,225
Underlying number of warrants	40,833,335
Current exercise price of warrants	$0.03
Current conversion price of preferred stock	$0.03
Time to expiration	0.88 years
Risk-free interest rate	0.11%
Estimated Volatility	114%
Dividend	-0-
Stock price	$0.035

The revaluation of the additional investment rights in the fiscal year ended July 31, 2013, resulted in the recognition of a gain of $8,523 within the Company’s consolidated statements of operations, which is included in the total under the caption “Change in fair value of derivative liabilities”.

Note 11 - Stockholders’ (Deficiency)/Equity:

Warrants

As of July 31, 2013, the Company has the following warrants to purchase common stock outstanding:

Number of Shares	Warrant Exercise		Warrant
To be Purchased	Price per Share		Expiration Date

8,470,661	$0.76		Decemeber 15, 2013
3,413,928	$0.79	(average)	February 4, 2015
300,000	$0.39		February 9, 2015
200,000	$1.25		March 7, 2015
5,157,813	$1.00		March 15, 2015
102,016,744	$0.03		March 31, 2016*
2,508,560	$0.03		July 11, 2016*
27,272,720	$0.03		September 30, 2016*
7,500,000	$0.03		February 1, 2017*
16,389,512	$0.03		August 10, 2017*
24,166,666	$0.03		December 12, 2017*
40,833,335	$0.03		June 17, 2018*
238,229,939

* Subject to price protection provisions as described below.

The outstanding warrants at July 31, 2013 have a weighted average exercise price of $0.089 per share and have a weighted average remaining life of 3.31 years.

As of July 31, 2013, the Company has 102,016,744 warrants with a current exercise price of $0.03 and an expiry date of March 31, 2016, 2,508,560 warrants with a current exercise price of $0.03 and an expiry date of July 11, 2016, 27,272,720 warrants with a current exercise price of $0.03 and an expiry date of September 30, 2016, 7,500,000 warrants with a current exercise price of $0.03 and an expiry date of February 1, 2017, 16,389,512 warrants with a current exercise price of $0.03 and an expiry date of August 10, 2017, 24,166,666 warrants with a current exercise price of $0.03 and an expiry date of December 12, 2017 and 40,833,335 warrants with a current exercise price of $0.03 and an expiry date of June 17, 2018 (220,687,537 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on June 17, 2013: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated June 17, 2013, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated July 8, 2011, January 31, 2012, August 8, 2012, December 10, 2012 and June 17, 2013 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on June 17, 2013, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of July 31, 2013, there were a total of 220,687,537 warrants with an estimated fair value of $5,234,293, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2013, 930 shares of the Company’s non-voting Series E 9% Convertible Preferred Stock were issued and outstanding. At July 31, 2012, 1,490 shares of the Company’s non-voting Series B 9% Convertible Preferred Stock were issued and outstanding. See Note 9 - Series A, B, C, D and E 9% Convertible Preferred Stock above.

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2013, 2012 and 2011, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received.

Note 12 – Stock-Based Compensation:

Stock Option Plans

As of July 31, 2013, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 60,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2013, there were 4,650,222 and 7,113,391 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2013, 2012 and 2011 amounted to $837,753, $602,384 and $936,465 for each year and were charged to the consolidated statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2013, 2012 and 2011 amounted to 0, $130,544 and $100,999, respectively, and were charged to the consolidated statements of operations.

The fair value of each option granted is estimated on grant date using the Black-Scholes option pricing model which takes into account as of the grant date the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the fiscal years ended July 31, 2013 and 2012. The following are the variables used to calculate the fair value for the options granted in the fiscal year ended July 31, 2011:

	Risk-Free	Expected	Expected	Expected
	Interest Rate	Life (Years)	Volatility	Dividends

July 31, 2011	0.13%	5.0	101%	-0-

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

		Weighted Average
		Exercise Price
	Options	per Share
Outstanding - August 1, 2010	7,465,638	$ 0.49
Granted	3,300,000	$ 0.28
Forfeited or expired	(2,848,704)	$ 0.41
Exercised	(576,752)	$ 0.001
Outstanding - July 31, 2011	7,340,182	$ 0.46
Granted	5,851,696	$ 0.001
Forfeited or expired	(912,250)	$ 0.65
Exercised	(1,299,994)	$ 0.001
Outstanding - July 31, 2012	10,979,634	$ 0.26
Granted	24,532,719	$ 0.001
Forfeited or expired	(630,778)	$ 0.75
Exercised	(5,180,378)	$ 0.001
Outstanding - July 31, 2013	29,701,197	$ 0.08
Exercisable - July 31, 2013	29,641,197	$ 0.08

The 29,701,197 outstanding options at July 31, 2013 had a weighted average remaining contractual term of 4.21 years.

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

		Weighted Average
		Grant Date
	Options	Fair Value
Outstanding - August 1, 2012	172,500	$ 0.46
Granted	24,532,719	$ 0.001
Vested	(24,618,969)	$ 0.016
Forfeited	(26,250)	$ 0.46
Outstanding - July 31, 2013	60,000	$ 0.46

As of July 31, 2013, the Company had $5,365 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 0.2 years.

During the twelve months ended July 31, 2013, the Company granted 24,532,719 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on February 5, 2013 ($0.038), March 5, 2013 ($0.034) and June 4, 2013 ($0.0325). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of the grants and expire on the fifth anniversary of the respective dates of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

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

The following table summarizes information on stock options outstanding at July 31, 2013:

	Options Outstanding
	Number	Weighted	Weighted
	Outstanding	Average	Average	Aggregate
Range of	at	Exercise	Remaining	Intrinsic
Exercise Price	July 31, 2013	Price	Life (Years)	Value
$0.001	24,446,197	$ 0.001	4.49
$0.19 - $0.38	3,150,000	$ 0.28	2.60
$0.39 - $0.58	200,000	$ 0.56	1.24
$0.59 - $0.77	1,485,000	$ 0.63	4.31
$0.78 - $0.96	420,000	$ 0.94	1.24
	29,701,197	$ 0.08	4.21	$ 812,259

	Options Exercisable
	Number	Weighted	Weighted
	Outstanding	Average	Average	Aggregate
Range of	at	Exercise	Remaining	Intrinsic
Exercise Price	July 31, 2013	Price	Life (Years)	Value
$0.001	24,446,197	$ 0.001	4.49
$0.19 - $0.38	3,150,000	$ 0.28	2.60
$0.39 - $0.58	200,000	$ 0.56	1.24
$0.59 - $0.77	1,425,000	$ 0.63	4.44
$0.78 - $0.96	420,000	$ 0.94	1.24
	29,641,197	$ 0.08	4.22	$ 812,259

For the Year Ended July 31,
	2013	2012	2011
Weighted Average Grant Date Fair Value
of Options Granted	$ 0.03	$ 0.09	$ 0.21
Aggregated Intrinsic Value of Options
Exercised	$ 178,040	$ 119,214	$ 166,681
Cash Received for Exercise of Stock Options	$ 5,180	$ 1,299	$ 577

The intrinsic value is calculated as the difference between the market value as of July 31, 2013, 2012 and 2011 and the exercise price of the shares on the respective dates. The market values as of July 31, 2013, 2012 and 2011 were $0.035, $0.093 and $0.13, respectively, based on the high and low bid information for July 31, 2013, 2012 and 2011.

Note 13 - Qualifying Therapeutic Discovery Project Program:

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

Note 14 - Net Loss per Share:

Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2013, 2012 and 2011 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 298,931,138, 94,643,712 and 115,875,372 incremental shares, have been excluded from the respective 2013, 2012 and 2011 computation of diluted EPS as they are anti-dilutive due to the losses generated during the respective years.

Note 15 - Supplemental Disclosure of Cash Flow Information:

	For the Year Ended July 31,
	2013	2012	2011
Cash paid during the year for:
Interest	$327,722	$592,525	$208,906
Income taxes	$--	$--	$--

Disclosure of non-cash investing and financing activities:

Year Ended July 31, 2013
Issuance of common stock as payment of dividends on preferred stock	$ 886,950

Year Ended July 31, 2012
Issuance of common stock as payment of dividends on preferred stock	$ 485,190

Year Ended July 31, 2011
Issuance of common stock as payment of dividends on preferred stock	$ 347,760
Issuance of common stock as satisfaction of accounts payable and
accrued expenses	$ 1,110,867

Note 16 - Segment Information:

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

	2013	2012
Identifiable Assets

Canada	$2,825,894	$2,350,818
United States	2,026,969	2,293,556
Middle East, North Africa (MENA)	--	--
Total	$4,852,863	$4,644,374

	2013	2012	2011
Revenue

Canada	$--	$23,067	$61,111
United States	--	5,584	60,867
Middle East, North Africa (MENA)	--	--	169650
Total	$--	$28,651	$291,628

Note 17 – Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2013. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2013:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating Loss	$(1,940,031)	$(1,290,780)	$(1,433,640)	$(1,464,908)
Net Income/(Loss)	$(656,199)	$(5,640,985)	$1,297,448	$(3,554,586)
Net Loss available to common stockholders	$(758,496)	$(5,640,985)	$1,297,448	$(5,174,763)
Net Loss per share	$0.002	$(0.015)	$0.003	$(0.007)
Fiscal Year July 31, 2012:
Revenues, net	$9,931	$4,958	$7,012	$6,750
Operating Loss	$(3,469,778)	$(1,786,231)	$(2,466,270)	$(2,301,769)
Net Income/(Loss)	$336,354	$(9,118,651)	$867,857	$(1,575,838)
Net Loss available to common stockholders	$336,354	$(9,118,651)	$491,111	$(1,575,838)
Net Loss per share	$0.001	$(0.028)	$0.003	$(0.005)

Note 18 - Subsequent Events:

On August 14, 2013, the Company sold its commercial property at 11 Carlaw Avenue for gross proceeds of approximately $926,000. This property had a net book value of $699,248 and the resulting gain on sale of this property will be recognized in the first quarter of fiscal 2014. The net cash proceeds after real estate commissions and other fees were used to pay down the mortgage on this property and the Company received net proceeds of approximately $209,000 from the sale of this property after mortgage repayments and fees.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2013, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2013.

As of July 31, 2013, due to the decrease in our market cap the Company is no long an accelerated filer. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements; therefore, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

PART IV

Item 15. Exhibits and Financial Statements and Schedules.

1.	Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 43.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2013 and 2012
Consolidated Statements of Operations for the Years Ended July 31, 2013, 2012 and 2011 and Cumulative from
Inception to July 31, 2013
Consolidated Statements of Changes in Stockholders’ Equity for the Period November 2, 1995 (Date of
Inception) to July 31, 2013
Consolidated Statements of Cash Flows for the Years Ended July 31, 2013, 2012 and 2011 and Cumulative from
Inception to July 31, 2013

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2013 Valuation Allowance on Deferred Tax Asset	$85,579,584	-	2,519,276	-	88,098,860

Year Ended July 31, 2012 Valuation Allowance on Deferred Tax Asset	$84,336,137	-	1,243,446	-	85,579,584

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2013 is included with its report on our financial statements located at page 44.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 90 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 11th day of October 2013.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General	October 11, 2013
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Stephen Fellows	Chief Financial, Officer	October 11, 2013
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 11, 2013
Brian T. McGee

/s/ John P. Barratt	Director	October 11, 2013
John P. Barratt

/s/ James Anderson	Director	October 11, 2013
James Anderson

/s/ Eric von Hofe	Director	October 11, 2013
Eric von Hofe

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b) 3(i)(c)

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

3(i)(e)

Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)

Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on April 30, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23	Form of Securities Purchase Agreement, date May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

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

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.31.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).
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

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.32.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).
4.32.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1

Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).
4.33.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

9	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on November 12, 2004)

10.1	Stock Option Agreement by and between Generex Biotechnology Corporation and Peter G. Amanatides to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and John P. Barratt to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.6	Stock Option Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein, M.D. to purchase 100,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.7	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.8	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.9	Employment Agreement by and between Generex Biotechnology Corporation and Gerald Bernstein M.D. (incorporated by reference to Exhibit 10.16 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.10	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.11	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.12	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.13	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.14	Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.15	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.16	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.17	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.18	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.19	Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.20	Summary of Employment Terms for Anna Gluskin effective as of January 1, 2006 (incorporated by reference to Exhibit 10.28 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.21	Summary of Employment Terms for Rose Perri effective as of January 1, 2006 (incorporated by reference to Exhibit 10.29 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.22	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.23	Employment Agreement between Generex Biotechnology Corporation and Gerald Bernstein, M.D., effective as of April 1, 2002 (incorporated by reference to Exhibit 10.31 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.24	Form of Consent and Waiver Agreement entered into with Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.25	Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.26	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.27	Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.28	Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.29	Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.30	Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.31	At Market Offering Issuance Agreement dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)

10.32	Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)

10.33	Summary of Compensation Arrangements with Executive Officers and Directors as of March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).

10.34	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.35	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.36	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.37	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Nola Masterson (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010).*

10.38	Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010 (incorporated by reference to Exhibit 10.46 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 14, 2010).*

10.39	Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)
10.40

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.41

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.42

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.43

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.44

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.45

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.46

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Nola E. Masterson (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.47

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.48

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.48 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.49

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.49 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.50

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.50 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.51

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Nola E. Masterson (incorporated by reference to Exhibit 10.51 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.52

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.52 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.53

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.53 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.54

Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.54 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.55

Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.56

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.57

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.57 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.58

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.59

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.60

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.61

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.62

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.63

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.64

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and John P. Barratt (incorporated by reference to Exhibit 10.64 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.65

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.66

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.67

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.68

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.69

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

21	Subsidiaries of the Registrant

23.1	Consent of MNP LLP, independent registered public accounting firm
23.2	Consent of MSCM LLP, independent registered public accounting firm

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.