Form 10-Q
period 2013-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2013-12-09
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

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

Large accelerated filer	☐	Accelerate filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 619,781,525 as of December 6, 2013.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
October 31, 2013 (unaudited) and July 31, 2013	1

Consolidated Statements of Operations - For the three month
periods ended October 31, 2013 and 2012, and cumulative from
November 2, 1995 to October 31, 2013 (unaudited)	2

Consolidated Statements of Cash Flows - For the three-month
periods ended October 31, 2013 and 2012, and cumulative from
November 2, 1995 to October 31, 2013 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	30

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	31

Item 1A. Risk Factors	31

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults Upon Senior Securities	34

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	34

Item 6. Exhibits	34

Signatures	35

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	October 31, 2013	July 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$1,034,194	$1,708,954
Other current assets	108,503	98,315
Total Current Assets	1,142,697	1,807,269

Property and Equipment, Net	19,414	85,406
Assets Held for Investment, Net	--	640,772
Patents, Net	2,236,073	2,319,416

TOTAL ASSETS	$3,398,184	$4,852,863

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY)/EQUITY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$7,523,149	$7,661,234
Deferred revenue	223,859	224,843
Current maturities of long-term debt (Note 11)	--	617,665
Total Current Liabilities	7,747,008	8,503,742

Derivative Warrant Liability (Note 10)	4,137,592	5,234,293

Derivative Additional Investment Rights Liability (Note 10)	427,732	1,256,160

Total Liabilities	12,312,332	14,994,195

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Deficiency (Note 9):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at October 31, 2013 and July 31, 2013, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares at October 31, 2013 and July 31, 2013, respectively; -0- shares
issued and outstanding at October 31, 2013 and July 31, 2013, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares at October 31, 2013 and July 31, 2013, respectively; -0- shares
issued and outstanding at October 31, 2013 and July 31, 2013, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares at October 31, 2013 and July 31, 2013, respectively; -0- shares
issued and outstanding at October 31, 2013 and July 31, 2013, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares at October 31, 2013 and July 31, 2013; 370 and 930 shares
issued and outstanding at October 31, 2013 and July 31, 2013, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
October 31, 2013 and July 31, 2013, respectively; 611,314,230 and 580,329,160
issued and outstanding at October 31, 2013 and July 31, 2013, respectively	611,314	580,329
Additional paid-in capital	357,066,240	356,401,812
Deficit accumulated during the development stage	(367,358,482)	(367,888,576)
Accumulated other comprehensive income	766,780	765,103
Total Stockholders’ Deficiency	(8,914,148)	(10,141,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$3,398,184	$4,852,863

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

			Cumulative From
	For the Three Months Ended October 31,		November 2, 1995
			(Date of Inception)
	2013	2012	to October 31, 2013
	(Unaudited)	(Unaudited)	(Unaudited)

Revenues, net	$ --	$ --	$ 5,110,784

Cost of Goods Sold	--	--	1,620,375

Gross profit	--	--	3,490,409

Operating Expenses:
Research and development	536,174	653,395	134,704,862
Research and development - related party	--	--	220,218
Selling and marketing	--	--	9,333,214
General and administrative	906,877	1,286,636	152,645,668
General and administrative - related party	--	--	314,328
Total Operating Expenses	1,443,051	1,940,031	297,218,290

Operating Loss	(1,443,051)	(1,940,031)	(293,727,881)

Other Income (Expense):
Miscellaneous income	--	--	686,303
Income from assets held for investment, net (Note 11)	193,607	1,042,868	5,773,029
Interest income	23	225	7,782,269
Interest expense	(97,772)	(117,975)	(69,636,676)
Change in fair value of derivative liabilities (Note 10)	1,877,287	358,714	(1,978,949) (1)
Loss on extinguishment of debt	--	--	(14,134,068)

Net Income/(Loss) Before Undernoted	530,094	(656,199)	(365,235,973)

Minority Interest Share of Loss	--	--	3,038,185

Net Income/(Loss)	530,094	(656,199)	(362,197,788)

Preferred Stock Dividend	--	102,297	5,160,694

Net Income/(Loss) Available to Common Stockholders	$ 530,094	$ (758,496)	$ (367,358,482)

Net Income/(Loss) Per Common Share (Note 8)
Basic	$ 0.001	$ (.002)
Diluted	$ 0.001	$ (.002)

Shares Used to Compute Earnings/(Loss) per Share (Note 8)
Basic	584,122,030	364,310,359
Diluted	650,503,975	364,310,359

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995
(Date of Inception) to October 31, 2013" column. See Note 10 - Derivative Liabilities.

The Notes to the Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
			November 2, 1995
	For the Three Months Ended October 31,		(Date of Inception)
	2013	2012	to October 31, 2013
Cash Flows From Operating Activities:
Net income/(loss)	$530,094	$(656,199)	$(362,197,788)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	101,995	117,027	10,474,253
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	--	1,353,976
Gain on disposal of property and equipment	(188,869)	(994,125)	(3,217,504)
Loss on extinguishment of debt	--	--	14,134,069
Common stock issued as employee compensation	--	--	4,011,938
Amortization of options and option modifications as stock compensation	262,871	9,993	4,511,851
Common stock issued for services rendered	168,500	114,250	15,068,200
Amortization of prepaid services in conjunction with common stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	--	--	7,956,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	--	--	2,405,629
Amortization of discount on convertible debentures	--	--	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	151,200	188,514	2,280,854
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with refinancing of debt	--	--	113,274
Warrant repricing costs	--	--	3,198,604
Change in fair value of derivative liabilities	(1,877,287)	(358,714)	1,978,949	(1)
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	--	--	(15,047)
Miscellaneous receivables	--	--	43,812
Inventory	--	--	(20,091)
Other current assets	(10,617)	85,452	(69,368)
Accounts payable and accrued expenses	(129,974)	559,973	15,017,522
Deferred revenue	(984)	(20,769)	218,066
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(993,071)	(954,598)	(221,253,703)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	--	(4,809,439)
Proceeds from sale of property and equipment	883,780	1,579,189	7,601,113
Costs incurred for patents	(14,732)	(23,475)	(2,933,726)
Change in restricted cash	--	--	512,539
Proceeds from maturity of short term investments	--	--	195,242,918
Purchases of short-term investments	--	--	(195,242,918)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	--	(652,071)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided By (Used in) Investing Activities	869,048	1,555,714	(3,581,319)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	--	6,396,335
Repayment of long-term debt	(612,130)	(1,534,577)	(9,508,094)
Repayment of obligations under capital lease	--	--	(83,002)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants	65,000	--	47,638,485
Proceeds from exercise of stock options	--	--	5,008,974
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock	--	725,000	18,920,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	40,704,930
Payment of costs associated with convertible debentures	--	--	(722,750)
Repayments of convertible debentures	--	--	(5,142,424)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	120,576,242
Purchase and retirement of common stock	--	--	(497,522)
Net Cash (Used in) Provided by Financing Activities	(547,130)	(809,577)	225,977,741

Effect of Exchange Rates on Cash	(3,607)	(817)	(108,525)

Net (Decrease) Increase in Cash and Cash Equivalents	(674,760)	(209,278)	1,034,194

Cash and Cash Equivalents, Beginning of Period	1,708,954	246,309	--

Cash and Cash Equivalents, End of Period	$1,034,194	$37,031	$1,034,194

(1) - includes $5,981,403 as adjustment related to the adoption of FASB ASC Topic 815 in "Cumulative from November 2, 1995 (Date of Inception) to October 31, 2013" column. See Note 10 - Derivative Liabilities.

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$35,541	$117,975
Income taxes	$--	$--

The Notes to the Consolidated Financial Statements are an integral part of these statements.

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three months ended October 31, 2013 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2014. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $367 million and a working capital deficiency of approximately $6.6 million at October 31, 2013. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012, fiscal 2013 and the first quarter of fiscal 2014 (see Note 11).

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on December 10, 2012 and June 17, 2013 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until December 10, 2013 and June 17, 2014, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

Note 3 – Stock-Based Compensation:

As of October 31, 2013, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 60,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At October 31, 2013, there were 1,323,916 and 1,393,531 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option.

In the case of restricted stock grants under the 2006 Plan, fair market value of the shares is established as the market price on the date of the stock grant or the value of the services provided, whichever is more readily determinable.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2013:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	per Share	Value

Outstanding, August 1, 2012	29,701,197	$0.080
Add: Granted	8,879,499	0.001
Less: Forfeited or expired	0	n/a
Less: Exercised	0	n/a
Outstanding, October 31, 2013	38,580,696	$ $ 0.062	$966,445
Exercisable, October 31, 2013	29,701,197	$ $ 0.080	$708,940

The 38,579,696 outstanding options at October 31, 2013 had a weighted average remaining contractual term of 4.2 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan for the three months ended October 31, 2013:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2012	60,000	$0.460
Granted	8,879,499	0.029
Vested	(60,000)	0.460
Forfeited	0	n/a
Outstanding, October 31, 2013	8,879,499	$0.029

 As of October 31, 2013, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.

Note 4 – Comprehensive Income and Loss:

Comprehensive income, which includes net income and the change in the foreign currency translation account, was $531,771 for the three months ended October 31, 2013. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, was $668,679 for the three months ended October 31, 2012.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	October 31, 2013	July 31, 2013
Accounts Payable and Accruals – General and Administrative	$3,221,062	$3,447,618
Accounts Payable and Accruals – Research and Development	3,863,724	3,557,184
Accounts Payable and Accruals – Selling and Marketing	327,067	328,629
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 10)	99,900	251,100
Executive Compensation and Directors’ Fees Payable	11,396	76,703
Total	$7,523,149	$7,661,234

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

Note 7 – Commitments:

On December 7, 2009, the Company entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi”). Under this agreement, sanofi will manufacture and supply recombinant human insulin to the Company in the territories specified in the agreement. Through this agreement, the Company will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required the Company to make certain minimum purchases of insulin from sanofi through the period ended December 31, 2011. To date, the Company has not met the minimum purchase commitments under this agreement. After December 31, 2011, sanofi may terminate the agreement due to the Company’s failure to meet such purchase commitments. Upon termination, the Company would be obligated to pay sanofi for all materials and components that it has acquired or ordered to manufacture insulin based on the Company’s forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. To date, the Company has not provided forecasts to sanofi for the purchase of insulin and sanofi has not terminated the agreement,

 .

Note 8 – Net Income/Loss Per Share (“EPS”):

Basic earnings per share (“EPS”) for the three-month period ended October 31, 2013 has been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding during that period.

Diluted EPS for the three-month period ended October 31, 2013 has been computed by dividing the net income available to common stockholders payments for the period ($530,094), as adjusted downwards by the remaining “make-whole payments on the outstanding convertible preferred stock ($99,900) (see Note 5), by the diluted weighted average shares outstanding during that period. Per the treasury method of calculating Diluted EPS, 32,308,428 shares representing outstanding stock options and 18,410,183 shares representing outstanding warrants which have an exercise price lower than the average market price for the quarter ended October 31, 2013, are included in the calculation of EPS. In addition, 15,663,334 shares underlying the remaining Series E convertible preferred stock (including 3,330,000 shares for “make-whole payments”) have been added to the number of shares used in the Diluted EPS calculation. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices, representing 22,797,402 incremental shares in aggregate, have been excluded from the October 31, 2013 computation of Diluted EPS, as they are anti-dilutive.

Basic EPS and Diluted EPS for the three-month period ended October 31, 2012 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 162,146,167 incremental shares at October 31, 2012, have been excluded from the computation of Diluted EPS as they are anti-dilutive, due to the loss generated during that period.

Note 9 – Stockholders’ Deficiency:

Common Stock

During the three months ended October 31, 2013, the Company issued or committed to issue 616,667 shares of common stock to various consultants for services rendered in the amount of $38,500.

During the three months ended October 31, 2013, the Company issued or committed to issue 4,333,333 shares of common stock valued at $130,000 as employee compensation. The shares were valued at $0.03 per share based on the quoted market price of the Company’s common stock on the dates of the issuances or commitment to issue.

During the three months ended October 31, 2013, the Company issued 18,666,665 shares of common stock in conjunction with the conversion of 560 shares of the Series E 9% Convertible Preferred Stock and 5,201,739 shares of common stock as “make-whole” dividend payments on the Series E 9% Convertible Preferred Stock.

During the three months ended October 31, 2013, the Company issued 2,166,666 shares of common stock upon the exercise of warrants which had an exercise price of $0.03 per share. The Company received cash proceeds of $65,000 upon the exercise of these warrants and an additional value of $47,842 was transferred from the value of the derivative warrant liability to additional paid in capital upon such warrant exercises.

Stock option expense of $5,365 related to the amortization of executive and employee options granted in October 2009, was charged to the interim consolidated statements of operations during the three-month period ended October 31, 2013, in addition to stock option expense related to options granted to executives, directors and employees in exchange for repayment of deferred salaries in the amount of $257,505.

The stockholders’ deficiency transactions for the three months ended October 31, 2013 as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	18,666,665	$18,667	$(18,667)	$0
Issuance of common stock as make-whole payments on convertible preferred stock	5,201,739	5,202	145,998	151,200
Issuance of common stock for services	616,667	617	37,883	38,500
Issuance of common stock as employee compensation	4,333,333	4,333	125,667	130,000
Issuance of common stock for cash warrant exercises	2,166,666	2,166	110,676	112,842
Issuance of options in lieu of deferred salary	—	—	257,505	257,505

8
Amortization of stock options as employee compensation	—	—	5,365		5,365
Total	30,985,070	$30,985	$664,427	$	$ 695,412

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the three months ended October 31, 2013:

Warrants
Outstanding, August 1, 2013	238,229,939
Less: Exercised	2,166,666
Outstanding, October 31, 2013	236,063,273

The outstanding warrants at October 31, 2013 have a weighted average exercise price of $0.09 per share and have a weighted average remaining life of 3.04 years.

As of October 31, 2013, the Company has 101,183,411 warrants with a current exercise price of $0.03 and an expiry date of March 31, 2016, 1,175,227 warrants with a current exercise price of $0.03 and an expiry date of July 11, 2016, 27,272,720 warrants with a current exercise price of $0.03 and an expiry date of September 30, 2016, 7,500,000 warrants with a current exercise price of $0.03 and an expiry date of February 1, 2017, 16,389,512 warrants with a current exercise price of $0.03 and an expiry date of August 10, 2017, 24,166,666 warrants with a current exercise price of $0.03 and an expiry date of December 12, 2017 and 40,833,335 warrants with a current exercise price of $0.03 and an expiry date of June 17, 2018 (218,520,871 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of October 31, 2013, there were a total of 218,520,871 warrants with an estimated fair value of $4,137,592, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

Series B 9% Convertible Preferred Stock

The Company has authorized 2,000 shares of Series B 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated January 31, 2012, the Company sold an aggregate of 2,000 shares of Series B convertible preferred stock, as well as accompanying warrants to purchase 13,333,333 shares of common stocks. An aggregate of 13,333,333 shares of the Company’s common stock were issuable upon conversion of the Series B convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series B convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the remaining 792 shares of Series B convertible preferred stock as of December 10, 2012 from 9,897,500 to 26,393,333. As of the end of the Company’s fiscal year 2013, all of the issued Series B 9% Convertible Preferred Stock had been converted to common stock. There were 38,520,832 shares of common stock issued upon the conversion of the Series B convertible preferred stock and 14,819,679 shares of common stock issued as “make-whole payments” on such conversions.

Series C 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series C 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated August 8, 2012, the Company sold an aggregate of 750 shares of Series C convertible preferred stock, as well as accompanying warrants to purchase 9,375,000 shares of common stocks. An aggregate of 9,375,000 shares of the Company’s common stock were issuable upon conversion of the Series C convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series C convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the 650 shares of Series C convertible preferred stock as of December 10, 2012 from 8,125,000 to 21,666,666. As of the end of the Company’s fiscal year 2013, all of the issued Series C 9% Convertible Preferred Stock had been converted to common stock. There were 22,916,665 shares of common stock issued upon the conversion of the Series C convertible preferred stock and 6,664,863 shares of common stock issued as “make-whole payments” on such conversions.

Series D 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series D 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated December 10, 2012, the Company sold an aggregate of 750 shares of Series D convertible preferred stock, as well as accompanying warrants to purchase 24,999,999 shares of common stocks. An aggregate of 24,999,999 shares of the Company’s common stock were issuable upon conversion of the Series D convertible preferred stock which was issued at the initial closing. As of the end of the Company’s fiscal year 2013, all of the Series D convertible preferred stock had been converted to common stock. There were 24,999,999 shares of common stock issued upon the conversion of the Series D convertible preferred stock and 7,825,191 shares of common stock issued as “make-whole payments” on such conversions.

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

As of October 31, 2013, 855 of the Series E convertible preferred stock had been converted to common stock. There were 28,499,999 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 7,856,738 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series E convertible preferred stock financing

The net cash proceeds from the Series E convertible preferred stock financing were $1,165,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the year ended July 31, 2013 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,165,000
Derivative warrant liability fair value	(1,189,744)
Derivative additional investment rights fair value	(1,264,683)
Make whole payments liability	(330,750)
Deemed dividend	$(1,620,177)

The initial “make-whole payments” of $330,750 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $99,900 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at October 31, 2013.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at October 31, 2013 and July 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at October 31, 2013 are all currently exercisable with a weighted-average remaining life of 3.2 years.

The revaluation of the warrants at ends of the respective reporting periods resulted in the recognition of a gain of $1,048,859 within the Company’s consolidated statements of operations for the three months ended October 31, 2013 and a loss of $358,714 for the three months ended October 31, 2012, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at October 31, 2013 and July 31, 2013 was $4,137,592 and $5,234,293, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2012 until October 31, 2013:

	Value	No. of Warrants
Balance at August 1, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants issued in June 2013 financing	1,189,744	40,833,335
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(5,629,130)	(145,888,421)
Decrease in fair value of derivative warrant liability	(3,279,650)	n/a
Balance at July 31, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(47,842)	(2,166,666)
Decrease in fair value of derivative warrant liability	(1,048,859)	n/a
Balance at October 31, 2013 – Derivative warrant liability	$4,137,592	218,520,871

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2013 and July 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the October 31, 2013 and July 31, 2013 fair value calculations were as follows:

	October 31, 2013	July 31, 2013
Current exercise price	$0.03	$0.03
Time to expiration	3.2 years	3.5 years
Risk-free interest rate	0.57%	0.49%
Estimated volatility	81%	85%
Dividend	-0-	-0-
Stock price at period end date	$0.03	$0.035

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $427,732 and $1,256,160 at October 31, 2013 and July 31, 2013, respectively. There were no additional investment rights at October 31, 2012.

The key inputs used in the fair value calculation at October 31, 2013 and July 31, 2013 were as follows:

	October 31, 2013	July 31, 2013
Underlying number of units of convertible preferred stock	1,225	1,225
Underlying number of units of warrants	40,833,335	40,833,335
Current exercise price of warrants	$0.03	$0.03
Current conversion price of preferred stock	$0.03	$0.03
Time to expiration	0.63 years	0.88 years
Risk-free interest rate	0.09%	0.11%
Estimated volatility	51%	114%
Dividend	-0-	-0-
Stock price at period end date	$0.03	$0.035

 The revaluation of the additional investment rights in the quarter ended October 31, 2013, resulted in the recognition of a gain of $828,428 within the Company’s consolidated statements of operations, which is included in the total under the caption “Change in fair value of derivative liabilities”.

Note 11 – Income from Assets Held for Investment, net:

In August 2013, the Company sold a property which was held for investment for gross proceeds after real estate commissions of $883,780. This property had a net book value of $694,911, resulting in an accounting gain of $188,869 which is included in income from assets held for investment, net on the interim consolidated statement of operations. The property was secured by a mortgage which was discharged upon the sale, as described in the last paragraph of this note below. After the discharge of the mortgage ($606,806), as well as legal fees, interest, penalties and other costs ($73,628 in aggregate) the sale resulted in net cash proceeds to the Company of $203,346.

In September 2012, the Company sold its head office real estate in Toronto for gross proceeds after real estate commissions of $1,579,189. This property had a net book value of $585,064, resulting in an accounting gain of $994,125 which is included in income from assets held for investment, net on the interim consolidated statement of operations. The net proceeds after commissions and other expenses were used to discharge or partially discharge the first and second mortgages on the property. The first mortgage on the property, with remaining principal of $480,951, was discharged completely upon sale. The remaining net proceeds of $1,028,780 after expenses and the discharge of the first mortgages was used to partially discharge the second mortgage and the Company did not receive any of the net proceeds from this property sale.

The remaining income of $4,738 in this category in the three months ended October 31, 2013, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $48,743 in the prior year period.

Prior to the August 2013 property sale, the properties held for investment had an interest only first mortgage which closed on November 30, 2012 with a principal amount $606,806, an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013. Upon the sale of the property, the mortgage was discharged.

Note 12 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2013 and 2012. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2013, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2013.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2013 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2013, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $367,358,482 at October 31, 2013. As of October 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2013 or the first quarter of fiscal 2014, nor are any expected during the remainder of fiscal 2014.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority and Generex has been advised that Shreya anticipates receiving government approval for the marketing and commercial distribution of the product by the end of 2013. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2013 fiscal year or in the first quarter of the 2014 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2013 or in the first quarter of fiscal 2014 and do not currently have any plans to expend further resources on these products.

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

In May 2009, Mannkind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA® (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA®. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2013, we have received only limited revenues from operations. We did not have any revenue for the three months ended October 31, 2013 or in the fiscal year ended July 31, 2013

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the three months ended October 31, 2013, approximately 23% of our $536,174 in research and development expenses was attributable to insulin and platform technology development.  During the three months ended October 31, 2012, approximately 21% of our $653,395 in research and development expenses was attributable to insulin and platform technology development.

During the three months ended October 31, 2013, approximately 77% of our $536,174 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 79% of our $653,395 in research and development expenses for the three months ended October 31, 2012.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of October 31, 2013, there were no indications of any impairments of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. There have been no patent write downs or disposals in fiscal 2013 or in the 2014 fiscal year to date.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of October 31, 2013 and July 31, 2013, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2013 Compared to Three months ended October 31, 2012

We had net income for the quarter ended October 31, 2013 of $530,094 versus a net loss of $656,199 in the corresponding quarter of the prior fiscal year. The income in this year’s fiscal quarter was caused by a gain due to the change in fair value of the derivative liabilities of $1,877,287and income from assets held for investment of $193,607, offset by operating expenses of $1,443,051, while in the prior year operating expenses were $1,940,031, offset by income from assets held for investment of $1,042,868 and a gain due to the change in fair value of the derivative liabilities of $358,714.  Our operating loss for the quarter ended October 31, 2013 decreased to $1,443,051 compared to $1,940,031 in the same fiscal quarter of 2013.  The decrease in operating loss resulted from a decrease in research and development expenses (to $536,174 from $653,395) and a decrease in general and administrative expenses (to $906,877 from $1,286,636). We did not have any revenues in either of the quarters ended October 31, 2013 or 2012.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in in the first quarter of the prior fiscal year. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in professional services expenses, including legal and consulting services of approximately $256,000, in addition to a decrease in payroll related expenses of approximately $38,000 and a decrease in office related expenses of approximately $43,000 in the quarter ended October 31, 2013, as compared to the previous year quarter ended October 31, 2012. We also incurred reductions of expenses in most other categories due to efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011.

Our interest expense in the first quarter of fiscal 2013 was $97,772 compared to the previous year’s fiscal quarter at $117,975 due to the lower fees and costs associated with the November 2012 property refinancing, as well as lower penalties incurred upon the early discharge of the mortgages on the sale of our properties held for investment and office property.   We recognized lower income from assets held for investment (net of expense) of $193,607 in the first quarter of fiscal 2014 compared to $1,042,868 in the same quarter of the previous fiscal year due to the almost $1.0 million accounting gain on the aforementioned property sale in the fiscal 2013 quarter. Change in fair value of derivative liabilities contributed a gain of $1,877,287 in the first quarter of fiscal 2014 versus a gain of $358,714 in the first fiscal quarter of fiscal 2013.

Our net income available to shareholders was decreased by $102,297 in the first quarter of fiscal 2013 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in August 2012. This amount represents a deemed dividend to the investors as a result of this financing, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.  There was no preferred stock dividend in the comparable period of fiscal 2014.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.3 million during fiscal 2013 (including the proceeds from our mortgage financing in November 2012 and proceeds from warrant exercises) and approximately $250,000 during fiscal 2014 to date (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment), our cash balances have been extremely low thus far in fiscal 2014.

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

Although stockholders approved a reverse split proposal at our annual general meeting held on March 28, 2013, which approval allows the Board to implement a reverse split in its discretion and is not contingent upon listing our common stock on a national stock exchange. The terms of the securities purchase agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012 and June 17, 2013 prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

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

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012 and June 17, 2013 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

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

Proceeds from Recent Financings

Series E 9% Convertible Preferred Stock and Warrants

On June 17, 2013, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 1,225 shares of our newly designated non-voting Series E 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on June 20, 2013. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $1,225,000. An aggregate of 81,666,670 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $1,165,000 from this transaction, which was reflected in the fourth quarter of the annual consolidated financial statements for the fiscal year ending July 31, 2013.

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

As of December 9, 2013, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At December 9, 2013, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the July 2011, February 2012, August 2012, December 2012 and June 2013 registered direct offerings were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,470,661	0.76	December 15, 2014

August 6, 2009	3,413,928	0.79	February 4, 2015

September 14, 2009	5,157,813	1.00	March 15, 2015

April 8, 2010	50,000	0.4726	February 9, 2015

April 21, 2010	50,000	0.4258	February 9, 2015

April 30, 2010	50,000	0.415	February 9, 2015

May 14, 2010	50,000	0.3496	February 9, 2015

May 28, 2010	50,000	0.351	February 9, 2015

June 11, 2010	50,000	0.3543	February 9, 2015

July 7, 2011*	1,175,227	0.03	July 11, 2016

February 1, 2012*	7,500,000	0.03	February 1, 2017

August 10, 2012*	16,389,512	0.03	August 10, 2017

December 10, 2012*	24,166,666	0.03	December 12, 2017

June 17, 2013*	40,833,335	0.03	June 17, 2018

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08 and currently to $0.03 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August and December 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 10 to the Notes to Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q.

As of December 9, 2013, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Three months ended October 31, 2013

For the three months ended October 31, 2013, we used $993,071 in cash to fund our operating activities. The use for operating activities included net income of $530,094, changes to working capital including a decrease of $129,974 related to accounts payable and accrued expenses, a decrease of $984 related to deferred revenue and a decrease related to other current assets of $10,617.

The use of cash was offset by non-cash expenses of $101,995 related to depreciation and amortization, stock-based compensation to executives, employees and directors of $262,871, stock-based compensation issued in exchange for services rendered by consultants of $168,500 and common stock issued for interest on our convertible preferred stock of $151,200. There was also a year-to-date non-cash gain of $1,877,287 related to the fair valuation of the derivative liabilities at October 31, 2013 and an accounting gain of $188,869 related to the sale of our remaining properties held for investment.

We had net cash provided by investing activities of $869,048 in the three months ended October 31, 2013, representing primarily the net proceeds after real estate commissions of $883,780 related to the sale of the properties held for investment, offset by costs incurred for patents of $14,732.

We had cash used in financing activities in the three months ended October 31, 2013 of $547,130, which pertained primarily to the discharge of long-term debt upon the sale of properties of $612,130, offset by proceeds from cash exercises of warrants of $65,000.

Our net working capital at October 31, 2013 improved slightly to negative $6,604,311 from negative $6,696,473 at July 31, 2013, which was attributed largely to the reduction in the current portion of our long-term debt upon the sale of our properties held for investment in August 2013 and the net proceeds from the Series E convertible preferred stock financing in June 2013, offset by our cash used in operations for the three-month period ended October 31, 2013.

Conversion of Outstanding Series A, Series B, Series C, Series D and Series E 9% Convertible Preferred Stock

All outstanding shares of our Series A 9% Convertible Preferred Stock were converted into shares of our common stock prior to the end of our fiscal year ended July 31, 2012. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of October 31, 2013, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2013, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2013, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2013, 855 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 28,499,999 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 7,856,738 shares of common stock were issued as “make-whole payments” on such conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements as of October 31, 2013 or July 31, 2013, nor has sanofi-aventis terminated the agreement.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2013, as amended, for further descriptions of our transactions with related parties during the last fiscal year.

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

As of October 31, 2013, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of October 31, 2013, there were 218,520,871 warrants outstanding subject to price protection provisions with an estimated fair value of $4,095,715 or $0.018 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2013, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2013, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2013, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2013, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on December 10, 2012 and June 17, 2013 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until December 10, 2013 and June 17, 2014, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing significant revenue from sales of Generex Oral-lyn™ in India in the next twelve months, as our Indian partner has to receive marketing approval of a completed in-country clinical study before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $367,358,482 at October 31, 2013. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

With the exception of Generex Oral-lyn™, which has received regulatory approval in Ecuador, India (subject to marketing approval of an in-country clinical study), Lebanon and Algeria, our product candidates are in research or early stages of pre-clinical and clinical development. We will need to conduct substantial additional research, development and clinical trials. We will also need to receive necessary regulatory clearances both in the United States and foreign countries and obtain meaningful patent protection for and establish freedom to commercialize each of our product candidates. We must also complete further clinical trials and seek regulatory approvals for Generex Oral-lyn™ in countries outside of Ecuador, India, Lebanon and Algeria. We cannot be sure that we will obtain required regulatory approvals, or successfully research, develop, commercialize, manufacture and market any other product candidates. We expect that these activities, together with future general and administrative activities, will result in significant expenses for the foreseeable future.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2013.

To date, we have not been profitable and our accumulated net loss available to shareholders was $367,358,482 at October 31, 2013, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,914,148 at that date. We received a report from our independent auditors for the year ended July 31, 2013 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At October 31, 2013, there were 236,063,273 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in July 2011, February 2012, August 2012, December 2012 and June 2013. In addition, in connection with the private placement that closed on June 17, 2013, an additional 12,333,334 shares of common stock are issuable upon conversion of the remaining Series E 9% Convertible Preferred Stock at October 31, 2013. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 41% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2013, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Seahawk Capital Partners, Inc., a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2013.   During the three months ended October 31,

2013, we issued or committed to issue 450,000 shares of common stock to Seahawk Capital Partners pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Seahawk Capital Partners is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2013.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 9, 2013	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: December 9, 2013	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer
35

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

4.2.2

Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 20

03 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)
4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by referen ce to Exhibit 4.20 to Generex

38
Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).
4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

40
4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)
4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).
4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).
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

41
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

10.1	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson.*
10.2	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt.*
10.3	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard.*
10.4	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows.*
10.5	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher.*
10.6	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee.*
10.7	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe.*

42
10.8	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson.*
10.9	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt.*
10.10	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard.*
10.11	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows.*
10.12	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher.*
10.13	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee.*
10.14	Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.