Form 10-Q
period 2014-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2014-06-06
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 776,562,092 as of June 6, 2014.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
April 30, 2014 (unaudited) and July 31, 2013	1

Consolidated Statements of Operations - For the three and nine-month periods ended April 30, 2014 and 2013, and cumulative from
November 2, 1995 to April 30, 2014 (unaudited)	2

Consolidated Statements of Cash Flows - For the nine-month
periods ended April 30, 2014 and 2013, and cumulative from
November 2, 1995 to April 30, 2014 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 3. Defaults Upon Senior Securities	38

[Item 4. Removed and Reserved.]	—

Item 5. Other Information	38

Item 6. Exhibits	38

Signatures	38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEETS (UNAUDITED)
	April 30, 2014	July 31, 2013
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 4,218,735	$ 1,708,954
Other current assets	45,506	98,315
Total Current Assets	4,264,241	1,807,269

Property and Equipment, Net	14,049	85,406
Assets Held for Investment, Net (Note 11)	--	640,772
Patents, Net	2,105,448	2,319,416

TOTAL ASSETS	$ 6,383,738	$ 4,852,863

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$ 8,105,356	$ 7,661,234
Deferred revenue	223,662	224,843
Current maturities of long-term debt (Note 11)	--	617,665
Total Current Liabilities	8,329,018	8,503,742

Derivative Warrant Liability (Note 10)	5,699,770	5,234,293

Derivative Additional Investment Rights Liability (Note 10)	819,882	1,256,160

Total Liabilities	14,848,670	14,994,195

Commitments and Contingencies (Notes 6 and 7)

Stockholders’ Deficiency (Note 9):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at April 30, 2014 and July 31, 2013, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at April 30, 2014 and July 31, 2013, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at April 30, 2014 and July 31, 2013, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at April 30, 2014 and July 31, 2013, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450
shares, 25 and 930 issued shares at April 30, 2014 and July 31, 2013, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 and -0-
shares at April 30, 2014 and July 31, 2013, respectively; 1,845 and -0- shares
issued and outstanding at April 30, 2014 and July 31, 2013, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
April 30, 2014 and July 31, 2013, respectively; 750,103,804 and 580,329,160
issued and outstanding at April 30, 2014 and July 31, 2013, respectively	750,103	580,329
Additional paid-in capital	362,112,407	356,401,812
Deficit accumulated during the development stage	(372,102,178)	(367,888,576)
Accumulated other comprehensive income	774,736	765,103
Total Stockholders’ Deficiency	(8,464,932)	(10,141,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 6,383,738	$ 4,852,863

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

					Cumulative From
					November 2, 1995
	For the Three Months Ended		For the Nine Months Ended		(Date of Inception)
	April 30,		April 30,		April 30,
	2014	2013	2014	2013	2014

Revenues, net	$ --	$ --	$ --	$ --	$ 5,110,784

Cost of Goods Sold	--	--	--	--	1,620,375

Gross profit	--	--	--	--	3,490,409

Operating Expenses:
Research and development	348,104	478,110	1,097,877	1,631,987	135,266,565
Research and development - related party	--	--	--	--	220,218
Selling and marketing	--	--	--	--	9,333,214
General and administrative	894,745	955,530	2,598,884	3,032,464	154,337,675
General and administrative - related party	--	--	--	--	314,328
Total Operating Expenses	1,242,849	1,433,640	3,696,761	4,664,451	299,472,000

Operating Loss	(1,242,849)	(1,433,640)	(3,696,761)	(4,664,451)	(295,981,591)

Other Income/(Expense):
Miscellaneous income	--	--	--	--	686,303
Income from assets held for investment, net (Note 11)	--	126,701	193,607	1,210,567	5,773,029
Interest income	523	22	569	329	7,782,815
Interest expense	(78,126)	(86,421)	(243,506)	(453,677)	(69,782,410)
Change in fair value of derivative liabilities (Note 10)	1,591,375	2,690,786	1,360,818	(1,092,504)	(2,495,418)
Loss on extinguishment of debt	--	--	--	--	(14,134,068)

Net Income/(Loss) Before Undernoted	270,923	1,297,448	(2,385,273)	(4,999,736)	(368,151,340)

Minority Interest Share of Loss	--	--	--	--	3,038,185

Net Income/(Loss) (Note 4)	270,923	1,297,448	(2,385,273)	(4,999,736)	(365,113,155)

Preferred Stock Dividend (Note 9)	1,420,050	--	1,828,329	102,297	6,989,023

Net Income/(Loss) Available to Common Stockholders	$ (1,149,127)	$ 1,297,448	$ (4,213,602)	$ (5,102,033)	$ (372,102,178)

Net (Loss)/Income Per Common Share (Note 8)
Basic	$ (.002)	$ .003	$ (.006)	$ (.012)
Diluted	$ (.002)	$ .002	$ (.006)	$ (.012)

Shares Used to Compute (Loss)/Earnings per Share (Note 8)
Basic	727,041,541	491,220,657	649,133,385	413,135,599
Diluted	727,041,541	713,150,718	649,133,385	413,135,599

The Notes to the Interim Consolidated Financial Stataements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

			Cumulative From
	For the Nine Months		November 2, 1995
	Ended April 30,		(Date of Inception)
	2014	2013	to April 30, 2014
Cash Flows From Operating Activities:
Net loss	$ (2,385,273)	$ (4,999,736)	$ (365,113,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280,743	349,047	10,653,001
Minority interest share of loss	--	--	(3,038,185)
Reduction of notes receivable - common stock in exchange
for services rendered	--	--	423,882
Write-off of uncollectible notes receivable - common stock	--	--	391,103
Write-off of deferred offering costs	--	--	3,406,196
Write-off of abandoned patents	--	--	1,353,976
Gain on disposal of property and equipment	(188,869)	(1,036,865)	(3,217,504)
Loss on extinguishment of debt	--	--	14,134,069
Common stock issued as employee compensation	--	--	4,011,938
Amortization of options and option modifications as stock compensation	262,871	613,375	4,511,851
Common stock issued for services rendered	360,500	223,692	15,260,200
Amortization of prepaid services in conjunction with common stock issuance	--	--	138,375
Non-cash compensation expense	--	--	45,390
Stock options and warrants issued for services rendered	--	--	7,956,723
Issuance of warrants as additional exercise right inducement	--	--	21,437,909
Preferred stock issued for services rendered	--	--	100
Treasury stock redeemed for non-performance of services	--	--	(138,000)
Amortization of deferred debt issuance costs and loan origination fees	--	--	2,405,629
Amortization of discount on convertible debentures	--	--	38,345,592
Common stock issued for interest on convertible debentures & preferred stock	522,450	663,930	2,652,104
Interest on short-term advance	--	--	22,190
Founders’ shares transferred for services rendered	--	--	353,506
Fees in connection with refinancing of debt	--	--	113,274
Warrant repricing costs	--	--	3,198,604
Change in fair value of derivative liabilities	(1,360,818)	1,092,504	2,495,418
Changes in operating assets and liabilities (excluding the effects of acquisition):
Accounts receivable	--	--	(15,047)
Miscellaneous receivables	--	--	43,812
Inventory	--	--	(20,091)
Other current assets	51,003	154,586	(7,748)
Accounts payable and accrued expenses	(300,383)	212,595	14,847,113
Deferred revenue	(1,181)	(33,504)	217,869
Other, net	--	--	110,317
Net Cash Used in Operating Activities	(2,758,957)	(2,760,376)	(223,019,589)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	--	(4,809,439)
Proceeds from sale of property and equipment	883,780	1,762,954	7,601,113
Costs incurred for patents	(61,812)	(51,717)	(2,980,806)
Change in restricted cash	--	--	512,539
Proceeds from maturity of short term investments	--	--	195,242,918
Purchases of short-term investments	--	--	(195,242,918)
Cash received in conjunction with merger	--	--	82,232
Advances to Antigen Express, Inc.	--	--	(32,000)
Increase in officers’ loans receivable	--	--	(1,126,157)
Change in deposits	--	--	(652,071)
Change in notes receivable - common stock	--	--	(91,103)
Change in due from related parties	--	--	(2,222,390)
Other, net	--	--	89,683
Net Cash Provided By (Used in) Investing Activities	821,968	1,711,237	(3,628,399)

Cash Flows From Financing Activities:
Proceeds from short-term advance	--	--	325,179
Repayment of short-term advance	--	--	(347,369)
Proceeds from issuance of long-term debt	--	828,543	6,396,335
Repayment of long-term debt	(606,806)	(1,832,170)	(9,502,770)
Repayment of obligations under capital lease	--	--	(83,002)
Change in due to related parties	--	--	154,541
Proceeds from exercise of warrants, net	2,301,944	780,704	49,875,429
Proceeds from exercise of stock options	526	1,057	5,009,500
Proceeds from minority interest investment	--	--	3,038,185
Proceeds from issuance of preferred stock, net	2,770,000	1,450,000	21,690,000
Redemption of SVR preferred stock	--	--	(100)
Proceeds from issuance of convertible debentures, net	--	--	40,704,930
Payment of costs associated with convertible debentures	--	--	(722,750)
Repayments of convertible debentures	--	--	(5,142,424)
Purchase of treasury stock	--	--	(483,869)
Proceeds from issuance of common stock, net	--	--	120,576,242
Purchase and retirement of common stock	--	--	(497,522)
Net Cash Provided by Financing Activities	4,465,664	1,228,134	230,990,535

Effect of Exchange Rates on Cash	(18,894)	(18,723)	(123,812)

Net Increase in Cash and Cash Equivalents	2,509,781	160,272	4,218,735

Cash and Cash Equivalents, Beginning of Period	1,708,954	246,309	--

Cash and Cash Equivalents, End of Period	$ 4,218,735	$ 406,581	$ 4,218,735

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$ 35,542	$ 251,177

Disclosure of non-cash investing and financing activities:
Par value of common stock issued in conjunction with cashless exercise of warrants	$ --	$ 29,185
Issuance of common stock as repayment of convertible debentures and advance payments	$ 522,450	$ 663,930

The Notes to the Interim Consolidated Financial Stataements are an integral part of these statements.

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the nine months ended April 30, 2014 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $372 million and a working capital deficiency of approximately $4.1 million at April 30, 2014. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012, fiscal 2013 and the first quarter of fiscal 2014 (see Note 11).

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on June 17, 2013, January 14, 2014 and March 27, 2014 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until June 17, 2014, January 14, 2015 and March 27, 2015, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

Note 3 – Stock-Based Compensation:

As of April 30, 2014, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 60,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At April 30, 2014, there were 1,353,916 and 6,300,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the nine months ended April 30, 2014:

		Weighted
		Average
		Exercise	Aggregate
		Price	Intrinsic
	Options	per Share	Value

Outstanding, August 1, 2013	29,701,197	$0.080
Add: Granted	8,879,499	0.001
Less: Forfeited or expired	90,000	0.529
Less: Exercised	526,306	0.001	21,052
Outstanding, April 30, 2014	37,964,390	$ $ 0.061	$1,115,179
Exercisable, April 30, 2014	37,964,390	$ $ 0.061	$1,115,179

The 37,964,390 outstanding options at April 30, 2014 had a weighted average remaining contractual term of 3.7 years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan for the nine months ended April 30, 2014:

		Weighted Average
		Grant Date
	Options	Fair Value

Outstanding, August 1, 2013	60,000	$0.460
Granted	8,879,499	0.029
Vested	(8,939,499)	0.031
Forfeited	0	n/a
Outstanding, April 30, 2014	0	$ n/a

As of April 30, 2014, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans.

Note 4 – Comprehensive Income and Loss:

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the nine months ended April 30, 2014, was $2,375,640. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the nine months ended April 30, 2013, was $5,012,734.

Comprehensive income, which includes net income and the change in the foreign currency translation account, for the three months ended April 30, 2014, was $266,310. Comprehensive income, which includes net income and the change in the foreign currency translation account, for the three months ended April 30, 2013, was $1,296,841.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	April 30, 2014	July 31, 2013
Accounts Payable and Accruals – General and Administrative	$3,200,070	$3,447,618
Accounts Payable and Accruals – Research and Development	3,890,361	3,557,184
Accounts Payable and Accruals – Selling and Marketing	327,012	328,629
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 9)	504,900	251,100
Executive Compensation and Directors’ Fees Payable	183,013	76,703
Total	$8,105,356	$7,661,234

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

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals, Inc., the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by the Company on its sale of two properties to Golden Bull Estates Ltd., a company controlled by Ms. Perri. The suit alleges that no consideration was received when the Company purchased the two properties from Antonio Perri in 1998. The Company responded to this statement of claim. On May 6, 2014, the Company received a court order which dismissed this action for delay as the plaintiff has not brought this action to conclusion or set it down for trial within the time prescribed by the laws of Ontario.

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

Note 8 – Net Loss Per Share (“EPS”):

Basic EPS and Diluted EPS for the three-month period ended April 30, 2014 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 357,628,977 incremental shares at April 30, 2014, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during those periods.

Basic earnings per share (“EPS”) and Diluted EPS for the three-month period ended April 30, 2013 have been computed by dividing the net income available to common stockholders for the period by the weighted average shares outstanding and the diluted weighted average shares outstanding during that period, respectively. Per the treasury method of calculating Diluted EPS, 204,230,062 shares representing outstanding stock options and warrants which have an exercise price lower than the average market price for the quarter ended April 30, 2013 are included in the calculation of EPS. In addition, 17,699,999 shares underlying the remaining Series D convertible preferred stock at April 30, 2013 were added to the Diluted EPS calculation. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices, representing 43,927,358 incremental shares in aggregate, have been excluded from the April 30, 2013 computation of Diluted EPS, as they are anti-dilutive.

Basic EPS and Diluted EPS for the nine-month periods ended April 30, 2014 and 2013 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during that period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 357,628,977 incremental shares at April 30, 2014 and 277,647,594 incremental shares at April 30, 2013, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during those periods.

Note 9 – Stockholders’ Deficiency:

Common Stock

During the nine months ended April 30, 2014, the Company issued or committed to issue 5,683,333 shares of common stock to various consultants for services rendered in the amount of $230,500.

During the nine months ended April 30, 2014, the Company issued or committed to issue 4,333,333 shares of common stock valued at $130,000 as employee compensation. The shares were valued at $0.03 per share based on the quoted market price of the Company’s common stock on the dates of the issuances or commitment to issue.

During the nine months ended April 30, 2014, the Company issued 64,499,998 shares of common stock in conjunction with the conversion of 1,705 shares of the Series E 9% Convertible Preferred Stock and 230 shares of the Series F 9% Convertible Preferred Stock and 18,000,194 shares of common stock as “make-whole” dividend payments on the Series E and F 9% Convertible Preferred Stock.

During the nine months ended April 30, 2014, the Company issued 76,732,020 shares of common stock upon the exercise of warrants which had an exercise price of $0.03 per share. The Company received cash proceeds of $2,301,961 upon the exercise of these warrants and an additional value of $2,194,496 was transferred from the value of the derivative warrant liability to additional paid in capital upon such warrant exercises.

Stock option expense of $5,365 related to the amortization of executive and employee options granted in October 2009, was charged to the interim consolidated statements of operations during the nine months ended April 30, 2014, in addition to stock option expense related to options granted to executives, directors and employees in exchange for repayment of deferred salaries in the amount of $257,505.

During the nine months ended April 30, 2014, the Company received cash proceeds of $526 from exercises of options at $0.001 per share.  The Company issued 526,306 shares of common stock as a result of these exercises.

During the nine months ended April 30, 2014, the Company recognized an increase in equity of $237,566 related to the partial exercise of the additional investment rights related to the Company’s June 2013 convertible preferred stock financing.

The stockholders’ deficiency transactions for the nine months ended April 30, 2014 as described above are summarized below:

			Additional	Change to
	Common Stock		Paid-In	Stockholders
	Shares	Amount	Capital	Equity

Issuance of common stock on conversion of convertible preferred stock	64,499,998	$64,500	$(64,500)	$0
Issuance of common stock as make-whole payments on convertible preferred stock	18,000,194	18,000	504,450	522,450
Issuance of common stock for services	5,683,333	5,683	224,817	230,500
Issuance of common stock as employee compensation	4,333,333	4,333	125,667	130,000
Issuance of common stock for cash warrant exercises	76,732,020	76,731	4,419,725	4,496,457
Issuance of options in lieu of deferred salary	—	—	257,505	257,505
Exercise of employee stock options	526,306	526	—	526
Partial exercise of additional investment rights	—	—	237,566	237,566

Amortization of stock options as employee compensation	—	—	5,365	5,365
Total	169,775,184	$169,775	$5,710,595	$5,880,369

Warrants

The following is a summary of warrants issued, forfeited or expired and exercised for the nine months ended April 30, 2014:

Warrants
Outstanding, August 1, 2013	238,229,939
Plus: Issued	95,833,335
Less: Exercised	76,732,022
Outstanding, April 30, 2014	257,331,254

The outstanding warrants at April 30, 2014 have a weighted average exercise price of $0.085 per share and have a weighted average remaining life of 3.6 years.

As of April 30, 2014, the Company has 64,516,758 warrants with a current exercise price of $0.03 and an expiry date of March 31, 2016, 27,272,720 warrants with a current exercise price of $0.03 and an expiry date of September 30, 2016, 5,675,227 warrants with a current exercise price of $0.03 and an expiry date of February 1, 2017, 4,999,999 warrants with a current exercise price of $0.03 and an expiry date of August 10, 2017, 8,324,144 warrants with a current exercise price of $0.03 and an expiry date of December 12, 2017, 34,166,669 warrants with a current exercise price of $0.03 and an expiry date of June 17, 2018, 25,666,668 warrants with a current exercise price of $0.03 and an expiry date of January 15, 2019 and 69,166,667 warrants with a current exercise price of $0.03 and an expiry date of March 27, 2019 (239,788,852 warrants in total), which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment.

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

The Company’s issuance of the following securities will not trigger the price protection provisions of the warrants issued on March 27, 2014: (I)(a) shares of common stock or options to employees, officers or directors of the Company pursuant to any stock or option plan duly adopted for such purpose, by a majority of the non-employee members of the Board of Directors or a majority of the members of a committee of non-employee directors established for such purpose, (b) shares of common stock issued to the vendors identified in Securities Purchase Agreement dated March 27, 2014, in the periodic amounts set forth therein, (c) securities upon the exercise or exchange of or conversion of any Securities issued under the Securities Purchase Agreements dated January 31, 2012, August 8, 2012, December 10, 2012, June 17, 2013, January 15, 2014 and March 27, 2014 and/or other securities exercisable or exchangeable for or convertible into shares of common stock issued and outstanding on March 27, 2014, provided that such securities have not been amended since the date of this Agreement to increase the number of such securities or to decrease the exercise price, exchange price or conversion price of such securities, and (d) securities issued pursuant to acquisitions or strategic transactions approved by a majority of the disinterested directors of the Company, provided that any such issuance shall only be to a person (or to the equityholders of a person) which is, itself or through its subsidiaries, an operating company or an owner of an asset in a business synergistic with the business of the Company and shall provide to the Company additional benefits in addition to the investment of funds, but shall not include a transaction in which the Company is issuing securities primarily for the purpose of raising capital or to an entity whose primary business is investing in securities.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities below. As of April 30, 2014, there were a total of 239,788,852 warrants with an estimated fair value of $5,699,770, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

Series E 9% Convertible Preferred Stock

The Company has authorized 2,450 shares of Series E 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated June 17, 2013, the Company sold an aggregate of 1,225 shares of Series E convertible preferred stock, as well as accompanying warrants to purchase 40,833,335 shares of common stocks. An aggregate of 40,833,335 shares of the Company’s common stock are issuable upon conversion of the Series E convertible preferred stock which was issued at the initial closing on June 17, 2013. Pursuant to a securities purchase agreement dated January 14, 2014, the Company sold an aggregate of 800 shares of Series E convertible preferred stock, as well as accompanying warrants to purchase 26,666,668 shares of common stocks. An aggregate of 26,666,668 shares of the Company’s common stock are issuable upon conversion of the Series E convertible preferred stock which was issued at the closing on January 15, 2014.

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

As of April 30, 2014, 2,000 of the Series E convertible preferred stock had been converted to common stock. There were 66,666,666 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 18,585,193 shares of common stock issued as “make-whole payments” on such conversions.

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

The initial “make-whole payments” of $330,750 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $6,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at April 30, 2014.

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

Accounting allocation of initial proceeds
Net proceeds	$750,000
Derivative warrant liability fair value	(942,279)
Make whole payments liability	(216,000)
Deemed dividend	$(408,279)

The initial “make-whole payments” of $216,000 on the Series E convertible preferred stock were accrued as of the date of the financing.

Series F 9% Convertible Preferred Stock

The Company has authorized 4,150 shares of Series F 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated March 27, 2014, the Company sold an aggregate of 2,075 shares of Series F convertible preferred stock, as well as accompanying warrants to purchase 69,166,667 shares of common stocks. An aggregate of 69,166,667 shares of the Company’s common stock are issuable upon conversion of the Series F convertible preferred stock which was issued at the closing on March 27, 2014.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until March 27, 2017 and, beginning on March 27, 2017 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the convertible preferred stock is converted prior to March 27, 2017, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning March 27, 2017, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the Series F convertible preferred stock in June 2014, the Company also issued 69,166,667 warrants to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

In addition, until the first anniversary date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 closing. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

As of April 30, 2014, 230 of the Series F convertible preferred stock had been converted to common stock. There were 7,666,666 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 2,070,000 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series F convertible preferred stock financing

The net cash proceeds from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the quarter ended April 30, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Make whole payments liability	(560,250)
Deemed dividend	$(1,420,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $498,150 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at April 30, 2014.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at April 30, 2014 and July 31, 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at April 30, 2014 are all currently exercisable with a weighted-average remaining life of 3.6 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $298,370 within the Company’s consolidated statements of operations for the nine months ended April 30, 2014 and a loss of $1,092,504 within the Company’s consolidated statements of operations for the nine months ended April 30, 2013, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at April 30, 2014 and July 31, 2013 was $5,699,770 and $5,234,293, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2012 until April 30, 2014:

	Value	No. of Warrants
Balance at August 1, 2012 – Derivative warrant liability	$ 4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants issued in June 2013 financing	1,189,744	40,833,335
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(5,629,130)	(145,888,421)
Decrease in fair value of derivative warrant liability	(3,279,650)	n/a
Balance at July 31, 2013 – Derivative warrant liability	$ 5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(298,370)	n/a
Balance at April 30, 2014 – Derivative warrant liability	$ 5,699,770	239,788,852

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of April 30, 2014 and July 31, 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the April 30, 2014 and July 31, 2013 fair value calculations were as follows:

	April 30, 2014	July 31, 2013
Current exercise price	$0.03	$0.03
Time to expiration	3.6 years	3.5 years
Risk-free interest rate	0.91%	0.49%
Estimated volatility	82%	85%
Dividend	-0-	-0-
Stock price at period end date	$0.035	$0.035

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $819,882 and $1,256,160 at April 30, 2014 and July 31, 2013, respectively. There were no additional investment rights at April 30, 2013.

The key inputs used in the fair value calculation at April 30, 2014 and July 31, 2013 were as follows:

	April 30, 2014	July 31, 2013
Underlying number of units of convertible preferred stock	2,500	1,225
Underlying number of units of warrants	83,333,334	40,833,335
Current exercise price of warrants	$0.03	$0.03
Current conversion price of preferred stock	$0.03	$0.03
Time to expiration	0.78 years	0.88 years
Risk-free interest rate	0.10%	0.11%
Estimated volatility	52%	114%
Dividend	-0-	-0-
Stock price at period end date	$0.035	$0.035

The partial exercise of the additional investment rights in the quarter ended January 31, 2014, resulted in a transfer from the derivative liability to additional paid in capital of $237,566, which was the estimated fair value of the additional investment rights exercised as of the date of exercise on January 15, 2014. The revaluation of the additional investment rights in the nine-month period ended April 30, 2014, resulted in the recognition of a gain of $1,062,448 within the Company’s consolidated statements of operations, which is included in the total under the caption “Change in fair value of derivative liabilities”.

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

The remaining income of $4,738 in this category in the nine months ended April 30, 2014, pertains to rental income from properties held for investment, net of carrying and operating expenses, compared to $128,760 in the prior year period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and nine-month periods ended April 30, 2014 and 2013. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2013, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2014.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2014 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We continue clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials. We also initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer. The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu. In addition to developing vaccines for pandemic influenza viruses, we have vaccine development efforts underway for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus. We have established collaborations with clinical investigators at academic centers to advance these technologies.

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $372,102,178 at April 30, 2014. As of April 30, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2013 or the first three quarters of fiscal 2014, nor are any expected during the remainder of fiscal 2014.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the end of the 2013 fiscal year or in the first three quarters of the 2014 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2013 or in fiscal 2014 and do not currently have plans to expend further resources on these products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended April 30, 2014, we have received only limited revenues from operations. We did not have any revenue for the nine months ended April 30, 2014 or in the fiscal year ended July 31, 2013

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

During the first nine months of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. We continue to have discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2014, approximately 23% of our $1,097,877 in research and development expenses was attributable to insulin and platform technology development.  During the nine months ended April 30, 2013, approximately 23% of our $1,631,987 in research and development expenses was attributable to insulin and platform technology development.

During the nine months ended April 30, 2014, approximately 77% of our $1,097,877 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 77%, or $1,263,286 for the nine months ended April 30, 2013.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of April 30, 2014, there were no indications of any impairments of our long-lived assets.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of April 30, 2014 and July 31, 2013, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended April 30, 2014 compared to three months ended April 30, 2013

We had net income for the quarter ended April 30, 2014 of $270,923 versus net income of $1,297,448 in the corresponding quarter of the prior fiscal year. The income in this year’s fiscal quarter was caused primarily by the gain due to the change in fair value of the derivative liabilities of $1,591,375 offset by operating expenses of $1,242,849, while in the prior year the gain due to the change in fair value of the derivative liabilities was $2,690,786 and operating expenses were $1,433,640. Our operating loss for the quarter ended April 30, 2014 decreased to $1,242,849 compared to $1,433,640 in the same fiscal quarter of 2013.  The decrease in operating loss resulted from a decrease in research and development expenses (to $348,104 from $478,110) and adecrease in general and administrative expenses (to $894,745 from $955,350). We did not have any revenues in either of the quarters ended April 30, 2014 or 2013.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no installments to the contract research organization for the Antigen Phase II clinical trial. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. In the general and administrative expense category, a reduction in professional services expenses accounted for the majority of the reduction as compared to the previous year quarter ended April 30, 2013.

Our interest expense in the third quarter of fiscal 2013 was $78,126 compared to the previous year’s fiscal quarter at $86,421.   We did not have any income from assets held for investment (net of expense) in the third quarter of fiscal 2014 compared to $126,701 in the same quarter of the previous fiscal year, as we sold all these properties prior to this fiscal quarter. Change in fair value of derivative liabilities contributed a gain of $1,591,375 in the third quarter of fiscal 2014compared to a gain of $ $2,690,786 in the third quarter of fiscal 2013.

Our net income available to shareholders was decreased by $1,420,050 in the third quarter of fiscal 2014 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in March 2014. This amount represents a deemed dividend to the investors as a result of this financing, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.  There was no preferred stock dividend in the comparable period of fiscal 2013.

Nine months ended April 30, 2014 compared to nine months ended April 30, 2013

We had a net loss for the nine months ended April 30, 2014 of $2,385,273 versus a net loss of $4,999,736 in the corresponding nine months of the prior fiscal year. The loss in this year’s fiscal period was caused primarily operating expenses of $3,696,761 and a gain due to the change in fair value of the derivative liabilities of $1,360,818, while in the prior year operating expenses were $4,664,451 and there was a loss due to the change in fair value of the derivative liabilities of $1,092,504. Our operating loss for the nine months ended April 30, 2014 decreased to $3,696,761 compared to $4,664,451 in the same fiscal period of 2013.  The decrease in operating loss resulted from a decrease in research and development expenses (to $1,097,877 from $1,631,987) and a decrease in general and administrative expenses (to $2,598,884 from $3,032,464). We did not have any revenues in either of the nine-month periods ended April 30, 2014 or 2013.

The decrease in research and development expenses in the current fiscal year versus the comparative period in the previous fiscal year is primarily due to there being no significant expenditures in this fiscal year related to the field portion of the global Phase III clinical trials of our oral insulin product and platform technology which was completed in in the first quarter of the prior fiscal year and there were no installments due to the contract research organization for the Antigen Phase II clinical trial in the two most recent fiscal quarters. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in professional services expenses, including legal and consulting services of approximately $328,000, in addition to a decrease in office related expenses of approximately $84,000 in the nine months ended April 30, 2014, as compared to the previous year nine months ended April 30, 2013. We also incurred reductions of expenses in most other categories due to our efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011.

Our interest expense in the first nine months of fiscal 2014 was $243,506 compared to the previous year’s fiscal period at $453,677 due to the lower fees and costs associated with the November 2012 property refinancing, as well as lower penalties incurred upon the early discharge of the mortgages on the sale of our properties held for investment and office property.   We recognized lower income from assets held for investment (net of expense) of $193,607 in the first three quarters of fiscal 2014 compared to $1,210,567 in the same period of the previous fiscal year due to the almost $1.1 million accounting gain on the aforementioned property sale in the fiscal 2013 period. Change in fair value of derivative liabilities contributed a gain of $1,360,818 in the first nine months of fiscal 2014compared to a loss of $1,092,504 in the first nine months of fiscal 2013.

Our net income available to shareholders was decreased by $1,828,329 in the first nine months of fiscal 2014 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financings in January 2014 and March 2014 versus a preferred stock dividend of $102,297 in the comparable fiscal 2013 period. These amounts represent deemed dividends to the investors as a result of financings in March 2014, January 2014 and August 2012, respectively, as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Quarterly Report.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of April 30, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.3 million during fiscal 2014 to date (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment) and $5.3 million during fiscal 2013 (including the proceeds from our mortgage financing in November 2012 and proceeds from warrant exercises), our cash balances have been low thus far in fiscal 2014.

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

Although stockholders approved a reverse split proposal at our annual general meeting held on May 22, 2014, which approval allows the Board to implement a reverse split in its discretion and is not contingent upon listing our common stock on a national stock exchange, the terms of the securities purchase agreements that we entered into on June 17, 2013, January 14, 2014 and March 27, 2014 prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  The securities purchase agreements that we entered into on June 17, 2013, January 14, 2014 and March 27, 2014 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until June 17, 2014, January 14, 2015 and March 27, 2015, respectively.

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012, June 17, 2013, January 14, 2014 and March 27, 2014 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

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

Proceeds from Recent Financings

Financing –March 2014

Series F 9% Convertible Preferred Stock and Warrants

On March 27, 2014, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 2,075 shares of our newly designated non-voting Series F 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on March 28, 2014. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of the Company’s common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $2,075,000. An aggregate of 138,333,334 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $2,020,000 from this transaction.

Subject to certain ownership limitations, the Series F convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until March 27, 2017 and, beginning on March 27, 2017 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to March 27, 2017, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning March 27, 2016, we will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series F convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series F convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

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

The securities purchase agreement and the certificate of designation authorizing the Series F convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

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

We agreed to file the registration statement within 25 days of the closing of the transaction and to use our best efforts to have the registration statement declared effective within 75 days after the filing date. If these deadlines were not met, we would be liable for liquidated damages up to 6% of the purchase price under the securities purchase agreement. The registration statement was declared effective by the SEC on April 16, 2014.

In addition, until the first anniversary date of the securities purchase agreement, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000, which units will be identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 closing.

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

Financing –January 2014

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

·	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

·	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

·	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

·	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

·	In connection with the securities purchase agreement dated July 7, 2011 and option thereunder, we sold an aggregate of 2,575 shares of our Series A 9% Convertible Preferred Stock and issued warrants exercisable for up to 17,166,666 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated January 31, 2012, we sold an aggregate of 2,000 shares of our Series B 9% Convertible Preferred Stock and issued warrants exercisable for up to 13,333,333 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833,335 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated January 14, 2014, we sold an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 26,666,668 shares of our common stock to investors.

·	In connection with the securities purchase agreement dated March 27, 2014, we sold an aggregate of 2,075 shares of our Series F 9% Convertible Preferred Stock and issued warrants exercisable for up to 69,166,667 shares of our common stock to investors.

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

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,470,661	0.76	December 15, 2014

August 6, 2009	3,413,928	0.79	February 4, 2015

September 14, 2009	5,157,813	1.00	March 15, 2015

April 8 to June 11, 2010	300,000	0.395	February 9, 2015

February 1, 2012*	5,675,227	0.03	February 1, 2017

August 10, 2012*	4,999,999	0.03	August 10, 2017

December 10, 2012*	8,324,144	0.03	December 10, 2017

June 17, 2013*	34,166,669	0.03	June 17, 2018

January 15, 2014*	25,666,668	0.03	January 15, 2019

March 27, 2014*	69,166,667	0.03	March 27, 2019

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

As of March 3, 2014, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	64,516,758	$0.03	March 31, 2016

March 31, 2008	27,272,720	$0.03	September 30, 2016

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

Cash Flows for the Nine months ended April 30, 2014

For the nine months ended April 30, 2014, we used $2,758,957 in cash to fund our operating activities. The use for operating activities included a net loss of $2,385,273, changes to working capital including a decrease of $1,181 related to deferred revenue, offset by an increase of $300,383 related to accounts payable and accrued expenses and an increase related to other current assets of $51,003.

The use of cash was offset by non-cash expenses of $280,743 related to depreciation and amortization, stock-based compensation to executives, employees and directors of $262,871, stock-based compensation issued in exchange for services rendered by consultants of $360,500 and common stock issued for interest on our convertible preferred stock of $522,450. There was also a year-to-date non-cash gain of $1,360,818 related to the fair valuation of the derivative liabilities at April 30, 2014 and an accounting gain of $188,869 related to the sale of our remaining properties held for investment.

We had net cash provided by investing activities of $821,968 in the nine months ended April 30, 2014, representing primarily the net proceeds after real estate commissions of $883,780 related to the sale of the properties held for investment, offset by costs incurred for patents of $61,812.

We had cash provided by financing activities in the nine months ended April 30, 2014 of $4,465,681, which pertained primarily to proceeds from cash exercises of warrants of $2,301,961 and net proceeds from the issuance of preferred stock of $2,770,000, offset by the discharge of long-term debt upon the sale of properties of $606,806.

Our net working capital deficiency at April 30, 2014 improved to $4,064,777 from negative $6,696,473 at July 31, 2013, which was attributed largely to proceeds from cash exercises of warrants and net proceeds from the Series E and F convertible preferred stock financings in January 2014 and March 2014, offset by our cash used in operations for the nine-month period ended April 30, 2014.

Conversion of Outstanding Series A, Series B, Series C, Series D and Series E and Series F 9% Convertible Preferred Stock

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

As of April 30, 2014, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2014, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2014, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2014, 2,000 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 66,666,666 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 18,585,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2014, 230 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 7,666,666 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 2,070,000 shares of common stock were issued as “make-whole payments” on such conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our interim financial statements as of April 30, 2014 or July 31, 2013, nor has sanofi-aventis terminated the agreement.

In addition to the resources that we will dedicate to regulatory approval and commercialization of Generex Oral-lyn™, we will expend resources on further clinical development of our immunotherapeutic vaccines.

Our future funding requirements and commitments and our ability to raise additional capital will depend on factors that include:

·	the timing and amount of expense incurred to complete our clinical trials;

·	the costs and timing of the regulatory process as we seek approval of our products in development;

·	the advancement of our products in development;

·	our ability to generate new relationships with industry partners throughout the world that will provide us with regulatory assistance and long-term commercialization opportunities;

·	the timing, receipt and amount of sales, if any, from Generex Oral-lyn™ in India, Lebanon, Algeria and Ecuador;

·	the cost of manufacturing (paid to third parties) of our licensed products, and the cost of marketing and sales activities of those products;

·	the costs of prosecuting, maintaining, and enforcing patent claims, if any claims are made;

·	our ability to maintain existing collaborative relationships and establish new relationships as we advance our products in development;

·	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan; and

·	the receptivity of the financial market to biopharmaceutical companies.

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

As of April 30, 2014, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of April 30, 2014, there were 239,788,852 warrants outstanding subject to price protection provisions with an estimated fair value of $5,699,770 or $0.024 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2014, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

In August 2011, the estate of Antonio Perri, the late father of Ms. Perri, commenced an action against Generex Pharmaceuticals, Inc., the law firm of Brans, Lehun, Baldwin LLP and William Lehun in the Ontario Superior Court of Justice claiming that the estate is entitled to the proceeds of sale (approximately $1,730,000) received by the Company on its sale of two properties to Golden Bull Estates Ltd., a company controlled by Ms. Perri. The suit alleges that no consideration was received when the Company purchased the two properties from Antonio Perri in 1998. We responded to this statement of claim. On May 6, 2014, we received a court order which dismissed this action for delay as the plaintiff has not brought this action to conclusion or set it down for trial within the time prescribed by the laws of Ontario.

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

As of April 30, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on June 17, 2013, January 14, 2014 and March 27, 2014 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until June 17, 2014, January 14, 2015 and March 27, 2015, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $372,102,178 at April 30, 2014. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $372,102,178 at April 30, 2014, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,464,932 at that date. We received a report from our independent auditors for the year ended July 31, 2013 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

Our common stock is defined as “penny stock” under the Securities Exchange Act of 1934, as amended, which we refer to as the Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

·	broker-dealers must deliver, prior to the transaction a disclosure schedule prepared by the SEC relating to the penny stock market;

·	broker-dealers must disclose the commissions payable to the broker-dealer and its registered representative;

·	broker-dealers must disclose current quotations for the securities;

·	if a broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market; and

·	a broker-dealer must furnish its customers with monthly statements disclosing recent price information for all penny stocks held in the customer’s account and information on the limited market in penny stocks.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At April 30, 2014, there were 257,331,254 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014. In addition, in connection with the private placements that closed on June 17, 2013 and March 27, 2014, an additional 62,333,333 shares of common stock are issuable upon conversion of the remaining Series E and F 9% Convertible Preferred Stock at April 30, 2014. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 43% of the shares of common stock outstanding at April 30, 2014.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010 and the private placements in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2014, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2014.   During the three months ended April 30, 2014, we issued or committed to issue 450,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2014.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 6, 2014	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: June 6, 2014	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

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

Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)

Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

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
4.35.1

Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).
4.35.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

10.1

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.2

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.3

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.4

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.5

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.6

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.7

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.8

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.9

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.10

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.11

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.12

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.13

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.14

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.14 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

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