Form 10-K
period 2014-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2014-10-03
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2014

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.   Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒  No ☐

i

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of January 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $29,471,312 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 1, 2014, there were 778,512,092 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2014 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

ii

Generex Biotechnology Corporation

Form 10-K

July 31, 2014

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

iii

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2012 or 2013, nor are any expected to these countries during the remainder of 2014. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients have been enrolled to date at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We continue to have discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2014.

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

In October 2008, we announced the enrollment of subjects in our bioequivalence clinical trial of MetControl™, our proprietary Metformin medicinal chewing gum product, conducted in the United States. The protocol for the study is an open-label, two-treatment, two-period, randomized, crossover study comparing MetControl™ and immediate release Metformin™ tablets in healthy volunteers. The study results that we received and analyzed in December 2008 demonstrated bioequivalence. We have, however, determined that the economics of proceeding with this product do not warrant the expenditure of further resources. We have not expended resources to further develop this product during the fiscal years ended July 31, 2014, 2013 and 2012 and do not currently plan to expend any further resources on this product.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $369,948,322 at July 31, 2014. As of July 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold its non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Our Business Strategy

Our business model focuses on the research and development of diabetes, oncology and infectious diseases drugs.  This business model leverages the expertise of our management team, scientific advisory board and the history of our company. Our goal is to develop next generation drugs for diabetes, oncology and infectious disease by leveraging our buccal delivery technology to administer large and small molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products.  To achieve these goals, the key elements of our strategy include:

•	Completing any additional studies or clinical trials of Generex Oral-lyn™, which may be required in order to obtain regulatory approval in major and other jurisdictions;

•	Developing a proprietary portfolio of products for the treatment of diabetes through strategic partnerships licensing and acquisitions;

•	A keystone of Generex’s strategy, announced at the annual meeting of stockholders in June 2011 is the proposed spin-out of Antigen Express as a separate company from Generex. Management believes that this action would allow Antigen to establish value for its immunotherapeutic vaccine technologies separate from the Generex buccal drug delivery platform technologies. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders;

•	Completing the ongoing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, conducting a Phase II prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer;

•	Conducting further clinical trials of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza and initiating clinical trial of such vaccines against swine (H1N1) influenza; and

•	Exploring other applications for our RapidMist platform buccal technology; morphine, LWH, fentanyl (all of which have undergone Phase I clinical studies), as well as cell therapy for late stage diabetes.

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

There is no known cure for diabetes. The IDF estimates that there are currently approximately 382 million diabetics worldwide per their 2013 Diabetes Atlas Update and is expected to affect over 592 million people by the year 2035. There are estimated to be over 37 million people suffering from diabetes in North America alone and diabetes is the second largest cause of death by disease in North America.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal years ended July 31, 2014, 2013 and 2012 and do not currently have any plans to expend further resources on these products.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.

•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission.

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

•	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country.

•	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

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

Insulin is available worldwide from only a few sources. However, alternative supplies of insulin are under development. On December 7, 2009, we entered into a long-term agreement with sanofi-aventis Deutschland GmbH (“sanofi-aventis”).  Under this agreement, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement.  Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™.  The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ending December 31, 2011. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our consolidated financial statements for the fiscal year ended July 31, 2014, nor has sanofi-aventis terminated the agreement.

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

We currently have five issued U.S. patents and one pending U.S. patent applications pertaining to various aspects of drug delivery technology, including oral administration of macromolecular formulations (such as insulin) as well as pain relief medications such as morphine and fentanyl. We currently hold eleven issued Canadian patents and one pending Canadian patent applications also relating to various aspects of drug delivery technology. We also hold eleven issued patents and one pending patent applications covering our drug delivery technology in jurisdictions other than the U.S. and Canada, including Brazil, Argentina, Israel, Australia and Europe.

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

Our subsidiary Antigen Express currently holds ten issued U.S. patents, two allowed U.S. patents and twenty seven other foreign patents.  There are also eight pending patent applications worldwide concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes, including one in the U.S. and seven in other countries. Some of these patents are held under exclusive licenses from the University of Massachusetts. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on many of these patents and patent applications, including those licensed from the University of Massachusetts.

The expiration dates of the Antigen U.S. issued patents range from 2016 to 2031.  The expiration dates of the patents issued in other jurisdictions range from 2017 to 2023.

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

Buccal Insulin Product

•	MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes. It is a drug-device combination product which administers insulin through inhalation to the lungs. MannKind submitted an NDA to the FDA requesting approval to market AFREZZA® in May 2009. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional Phase III studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA®. Mannkind received FDA approval in June 2014.

•	Novo Nordisk A/S, one of the two leading manufacturers of insulin in the world, announced in May 2008 the termination of clinical testing of the pulmonary delivery system for inhaled insulin, the AERx® insulin Diabetes Management System (AERx iDMS), initially developed by Aradigm Corporation. The product was in Phase III clinical trials at the time of Novo Nordisk’s announcement. In December 2010, it was announced that Novo Nordisk had entered into an exclusive Development and License Agreement with Emisphere for its oral insulin formulation.

•	Amylin Pharmaceuticals, Inc. received FDA approval in January 2012 for Bydureon, an extended-release injectable formulation, which is the first once-a-week therapy for the treatment of type 2 diabetes.

•	CPEX Pharmaceuticals, Inc.’s proprietary permeation enhancer, CPE-215®, provides skin, mouth, nose and eye membrane absorption of a variety of pharmaceuticals. CPEX has applied this technology to Nasulin™, through which insulin is absorbed via nasal mucosa. In April 2010, CPEX announced that it decided not to proceed with any further development activities of Nasulin™, which was currently in Phase II clinical trials.

•	There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in Phase II clinical trials. Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials. Diabetology has developed Capsulin IR, an insulin capsule which is currently in Phase II clinical trials. Access Pharmaceuticals has developed Cobalamin, an oral insulin which is currently in pre-clinical trials. Dance Pharmaceuticals is developing an inhaled insulin product based on Aerogen’s proprietary OnQ Aerosol Generator technology.

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

Immunomedicine Technology and Products

•	Bavarian Nordic, Inc. employs a DNA vector-based technology platform to design and develop immunotherapeutic vaccines for different cancers. Their most advanced compound, PROSTVAC, is in a pivotal Phase III trial in patients with prostate cancer. Additionally they have a HER2 vaccine in a Phase I/II trial in patients with breast cancer. They have recently presented data on studies combining their MVA-BN-HER2 cancer vaccine with different immune checkpoint inhibitors.

•	Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer. The company has recently partnered with MedImmune to initiate combination studies utilizing their most advanced ADXS-HPV with MedImmune’s anti-PD-L1 immune checkpoint inhibitor in patients with advanced, recurrent or refractory human papillomavirus (HPV)-associated cervical or head and neck cancer.

•	Amgen Inc.’s BiTE® technology uses the body’s cell destroying T cells to attack tumor cells. Amgen’s lead product candidate blinatumomab (MT103) has completed a Phase II clinical trial in patients with minimal residual disease positive acute lymphoblastic leukemia.

•	Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•	Dendreon Corporation’s product portfolio includes therapeutic vaccines, monoclonal antibodies and small molecules. Its most advanced product candidate, Provenge® (sipuleucel-T), an investigational autologous (patient-specific) active cellular immunotherapy (ACI) for the treatment of prostate cancer received FDA approval in April 2010. Dendreon is exploring the application of additional active cellular immunotherapy product candidates and small molecules for the potential treatment of a variety of cancers. Among these is DN24-02, a cancer vaccine targeting the HER2 antigen which utilizes the same proprietary antigen-engineering technology as PROVENGE. That compound is currently in a Phase II trial in patients with urothelial carcinoma.

•	Galena Biopharma’s (formerly Rxi Pharmaceuticals Corporation) NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•	Cell Genesys, Inc. was developing products for the treatment of prostate cancer using the GVAX™ cancer treatments, which are composed of tumor cells that are genetically modified to secrete an immune-stimulating cytokine and are irradiated for safety. Cell Genesys and Takeda Pharmaceutical Co. entered into an exclusive licensing agreement for GVAX in March 2008. In late 2008, Cell Genesys announced it was terminating the Phase III trials for the GVAX™ prostate cancer products. In May 2010, BioSante Pharmaceuticals, Inc. announced that development of the GVAX vaccine for the treatment of prostate cancer has been reinitiated and is in Phase II human clinical trials. In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer and has vaccines in Phase I clinical development including vaccines for colorectal cancer and melanoma.

•	CEL-SCI Corporation’s main product is Multikine® an immunotherapeutic agent being developed as a cancer treatment. Multikine®’s goal is to harness the body's natural ability to fight tumors. Multikine® has been cleared in the U.S. and Canada for study in a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. We expended $1,382,995 in the fiscal year ended July 31, 2014, $2,192,724 in the fiscal year ended July 31, 2013 and $4,987,236 in the year ended July 31, 2012 on research and development. Research and development activities in decreased in 2013 and again in 2014 from 2012, as we have not initiated any new trials after the completion of the global Phase III clinical trial of our oral insulin product due to lack of available funding.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and the amounts of such identifiable assets for each of the last two fiscal years are presented in Note 14 in the Notes to Consolidated Financial Statements in this annual report. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At July 31, 2014, we had eight full-time employees, including our employees at Antigen. Five of our employees are executive and administrative, two are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and one is engaged in corporate and product promotion. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, Mark Fletcher, President, President and CEO and Eric von Hofe, President of Antigen.

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

As of July 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 14, 2014 and March 27, 2014 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until January 15, 2015 and March 27, 2015, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in fiscal 2014, as our partner has to finalize the results of an in-country clinical study and receive approval from the Indian regulatory authority before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated deficit was $369,948,322 at July 31, 2014. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2014.

To date, we have not been profitable and our accumulated deficit was $369,948,322 at July 31, 2014, and our consolidated balance sheet reflected a stockholders’ deficiency of $6,090,058 at that date. We received a report from our independent auditors for the year ended July 31, 2014 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

Due to material weaknesses in our internal controls over financial reporting, our internal controls were determined not to be effective for a prior fiscal year ended July 31, 2012. Our disclosure controls and procedures and internal controls over financial reporting may not be effective in future periods as a result of existing or newly identified material weaknesses in internal controls.

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

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India (subject to regulatory approval of a 2012 in-country study). To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed or find a partner that can perform these activities on our behalf. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we do not expect to receive revenues from product sales in calendar year 2014. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

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

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon). Preliminary results from the Phase II breast cancer trial suggest a 46% reduction in breast cancer recurrence in low HER2 expressing tumors, together with an excellent safety profile. While preliminary results are promising, they are not statistically significant and final results could deviate. We announced completion of enrollment in the trial in January 2014 and expect completion of the trial and end-of-trial analysis to occur in the first calendar quarter of 2015.

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

Because the shares of common stock registered under our S-1 registration statements have not been registered or qualified for resale under the securities laws of any state, an exemption from registration or qualification under state law is necessary for compliance with state securities laws. Generex has taken no steps to register or qualify, nor seek an exemption for, the resale of the shares of common stock under the securities laws of any state. The availability of exemptions will depend on the laws of the particular state in which a holder of the shares resides and the circumstances under which such holder seeks to sell the shares. If an exemption is not available but a resale of the shares is effected, state securities laws give state securities regulators authority to seek rescission (or cancellation) of transactions involving sales of securities that are not registered, qualified or exempted and, in some instances, authority to require restitution or disgorgement of profits from the sales of such securities and to impose statutory interest or penalties on disgorged amounts. While we are not aware of any state securities regulator taking action with respect to the resales of shares of our common stock, we cannot provide any assurance that regulators will refrain from taking such action in the future.

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

Provisions of the Delaware General Corporation Law may prohibit us from making required payments with respect to our Series F 9% convertible preferred stock, which default may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our preferred stock.

We are incorporated in the State of Delaware and are subject to the provisions of the Delaware General Corporation Law (the “DGCL”). Section 170 of the DGCL provides, among other things, that a Delaware corporation may declare and pay dividends upon shares of its capital stock out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the DGCL.  As of the date hereof, we have 1,225 shares of our Series F 9% convertible preferred stock outstanding. As of the date hereof, we have sufficient surplus to make dividend payments with respect to our outstanding Series F 9% convertible preferred stock, as well as sufficient surplus to make the make-whole payments that may be due to the holders of our Series F 9% convertible preferred stock, should such make-whole payments be deemed a dividend under the DGCL.  However, our surplus will decrease as we spend our capital on operational activities, unless our spending is offset by capital-raising transactions. If our surplus is less than then-due dividend payments, including make-whole payments if they are deemed a dividend under the DGCL, we will be prohibited by the DGCL from making the dividend or make-whole payment, which may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our Series F 9% convertible preferred stock.

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At July 31, 2014, there were 257,331,254 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014. In addition, in connection with the private placements that closed on June 17, 2013 and March 27, 2014, 41,666,667shares of common stock are issuable upon conversion of the remaining Series E and Series F 9% Convertible Preferred Stock at July 31, 2014. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 38% of the shares of common stock currently outstanding.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in June, August and September 2009 and in connection with the sales to Seaside in April, May and June 2010, and the private placements in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our executive and principal administrative offices occupy approximately 2,300 square feet of office space in in downtown Toronto, Ontario, Canada which we rent at an annual rent of approximately $80,000 under a lease that runs to September 2019.

We lease approximately 546 square feet of office space in Worcester, Massachusetts which we rent under a lease agreement which runs on a month-to-month basis, which Antigen uses for its research and development activities at an annual rent of approximately $18,000. This space is sufficient for Antigen’s present activities.

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

Item 4. [Not Required for Registrant]

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex

Mark A. Fletcher	48	President/Chief Executive Officer, General Counsel and Director

Stephen Fellows	48	Chief Financial Officer

Dr. David Brusegard	70	Chief Operating Officer and Secretary

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

The table below sets forth prices for our common stock for the last eight fiscal quarters. The prices below reflect the high and low bid information for the first two quarters of fiscal 2014, the four quarters of fiscal 2013 and the last two quarters of fiscal 2012. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2014. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low
Fiscal 2014
First Quarter	$0.04	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.04	$0.02

Fiscal 2013
First Quarter	$0.10	$0.05
Second Quarter	$0.07	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.05	$0.03

As of October 1, 2014, there were approximately 587 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends on our common stock in the foreseeable future. The Certificate of Designations pertaining to our Series F 9% Convertible Preferred Stock imposes certain restrictions on our ability to pay dividends on our common stock. For information about these restrictions and the dividends that we paid on our Series F 9% Convertible Preferred Stock, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition, Liquidity and Resources” and the subheadings “Financing – June 2013”, “Financing – January 2014” and “Financing – March 2014” in this Annual Report on Form 10-K.

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

Set forth below is a line graph comparing the cumulative total return on Generex's common stock with cumulative total returns of the NASDAQ Composite Index and the NASDAQ Biotechnology Index for the period commencing July 31, 2009 and ending on July 31, 2014. The comparison assumes the investment of $100 on July 31, 2009 in our common stock and in each of the indices and, in each case, assumes reinvestment of all dividends. The stock price performance shown below is not necessarily indicative of future performance.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2014.

We have issued shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services until September 30, 2014.  During the three months ended July 31, 2014, we issued 450,000 shares of common stock to Joseph Moscato pursuant to this agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2014.

Item 6.    Selected Financial Data.

The following selected financial data are derived from and should be read in conjunction with our financial statements and related notes, which appear elsewhere in this Annual Report on Form 10-K. Our financial statements for the years ended July 31, 2014 and 2013 were audited by MNP LLP. Our financial statements for the years ended July 31, 2012, 2011 and 2010 were audited by MSCM LLP, which firm was acquired by MNP LLP on June 1, 2013.

In thousands (except per share data)	2014	2013	2012	2011	2010

Operating Results:
Revenue	$—	$—	$29	$292	$1,173
Net Loss	(1)	(8,554)	(9,490)	(21,676)	(25,280)
Net Loss Available to Common Stockholders	(2,060)	(10,277)	(9,867)	(22,442)	(25,280)
Cash Dividends per share		—	—	—	—

Loss per Common Share:
Basic and Diluted Net Loss Per Common Share	(0.003)	(0.02)	(0.03)	(0.08)	(0.10)

Financial Positions:
Total Assets	$5,522	$4,853	$4,644	$12,006	$24,575
Long-Term Debt	$—	$—	$441	$1,870	$1,824
Convertible Debentures	$—	$—	$—	$—	$—
Preferred Stock*	$—	$—	$—	$—	$—
Stockholder's (Deficiency)/Equity	$(6,090)	$(10,141)	$(8,380)	$(8,442)	$8,971

* At July 31, 2014, there were 1,250 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,250,000 in aggregate), but which have an accounting value of zero. At July 31, 2013, there were 930 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($930,000 in aggregate), but which have an accounting value of zero. At July 31, 2012, there were 1,490 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,490,000 in aggregate), but which had an accounting value of zero. At July 31, 2011, there were 1,287 shares of convertible preferred stock outstanding which had a face value of $1,000 per share ($1,287,000 in aggregate), but which had an accounting value of zero. See Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report. There was no preferred stock outstanding in fiscal year 2010.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2014, 2013 and 2012. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2014 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India (subject to further study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during 2013, nor are any expected to these countries during the remainder of 2014.

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

We are a development stage company. From inception through July 31, 2014, we have received only limited revenues from operations. We did not generate any revenue in fiscal 2013 or 2014.

As of July 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. We are seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, we are actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

During the fiscal years ended July 31, 2014 and 2013, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. The completion of late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2014 and 2013, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2014, approximately 26% of our $1,382,995 in research and development expenses was attributable to insulin and platform technology development.   During the fiscal year ended July 31, 2013, approximately 24% of our $2,192,724 in research and development expenses was attributable to insulin and platform technology development.  During the fiscal year ended July 31, 2012, approximately 61% of our $4,987,236 in research expenses was attributable to insulin and platform technology development.

During the fiscal year ended July 31, 2014, approximately 74% of our $1,382,995 in research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2013, approximately 76%, or $1,658,731 of our research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2012, approximately 39% or $1,941,774 in research expenses was attributable to Antigen's immunomedicine products.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of July 31, 2014, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. In the fiscal year ended July 31, 2012, we recorded a write down of $440,780 on certain patents. There were no patent write downs or disposals in the fiscal years ended July 31, 2013 or 2014.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2014 and July 31, 2013, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year Ended July 31, 2014 Compared to Year Ended July 31, 2013

We had a net loss for the fiscal year ended July 31, 2014 (fiscal 2014) of $1,417 versus a net loss of $8,554,322 in the prior fiscal year (fiscal 2013). The loss this year was caused primarily by operating expenses of $4,399,679, offset by a gain due to the change in fair value of the derivative liabilities of $4,525,739, while in the prior year operating expenses were $6,129,359 with a loss due to the change in fair value of the derivative liabilities of $3,140,259. Our operating loss for the fiscal year ended July 31, 2014 decreased to $4,399,679 compared to $6,129,359 in fiscal 2013.  The decrease in operating loss resulted from a decrease in research and development expenses (to $1,382,995 from $2,192,724) and a decrease in general and administrative expenses (to $3,016,684 from $3,936,635). We did not have any revenues in either fiscal 2014 or 2013.

The decrease in research and development expenses in the current fiscal year versus the comparative period in the previous fiscal year is primarily due to there being no installments due to the contract research organization for the Antigen Phase II clinical trial in the last three quarters of fiscal 2014. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in professional services expenses, including legal and consulting services of approximately $700,000, in addition to a decrease in payroll related expenses of approximately $56,000 and a decrease in office related expenses of approximately $100,000 in the fiscal year ended July 31, 2014, as compared to fiscal 2013. We also incurred reductions of expenses in most other categories due to our efforts to conserve cash until we complete the strategic development plan announced by management on March 30, 2011.

Our interest expense in fiscal 2014 was $321,670 compared to the previous year’s fiscal period at $530,222 due to the lower fees and costs associated with the November 2012 property refinancing, as well as lower penalties incurred upon the early discharge of the mortgages on the sale of our properties held for investment.   We recognized lower income from assets held for investment (net of expense) of $193,607 in fiscal 2014 compared to $1,245,165 in fiscal 2014 due to the almost $1.0 million accounting gain on the aforementioned property sale in the fiscal 2013 period. Change in fair value of derivative liabilities contributed a gain of $4,525,739 in fiscal 2014 compared to a loss of $3,140,259 in fiscal 2013.

Our net income available to shareholders was decreased by $2,058,329 in fiscal 2014 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financings in January and March 2014 versus a preferred stock dividend of $1,722,474 in fiscal 2013, also related to financings. These amounts represent deemed dividends to the investors as a result of the accounting treatment for financings in fiscal 2014 (March 2014 and January 2014) and fiscal 2013 (June 2013 and August 2012), as further described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

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

As of July 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.1 million during fiscal 2014 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment), our cash balances have been low throughout fiscal 2014.

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

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  The securities purchase agreements that we entered into on January 14, 2014 and March 27, 2014 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until January 14, 2015 and March 27, 2015, respectively.

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into in January 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position and reduce its long-term debt.

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

Equity Financings

Following is a summary of the equity financing activities that we have completed in the last twelve months.

Financing – March 2014

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

Financing – January 2014

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offerings conducted in June, August and September 2009, the sales to Seaside 88, LP in April, May and June 2010 and the warrants issued in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 in connection with the issuance of the Series C 9% Convertible Preferred Stock, Series D 9% Convertible Preferred Stock, Series E 9% Convertible Preferred Stock and Series F 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

•	In the transaction that closed on June 15, 2009, we sold shares of common stock and warrants exercisable for up to 8,600,000 shares of our common stock to investors and issued Midtown Partners & Co., LLC, our exclusive placement agent for the transaction, a warrant to purchase up to 244,926 shares of our common stock.

•	In the August 6, 2009 registered direct offering, we sold shares of common stock and warrants exercisable for up to 2,995,305 shares of our common stock to investors and issued a warrant to purchase 577,666 shares of our common stock to Midtown, which acted as our exclusive placement agent for the August 2009 transaction.

•	In the transaction that closed on September 14, 2009, we sold an aggregate of 15,312,500 shares of our common stock and warrants exercisable for up to 5,053,125 shares of our common stock to investors and issued warrants to purchase up to 969,526 shares of our common stock to the two placement agents and a consultant in relation to the transaction.

•	In the closings under the common stock purchase agreement that occurred in April, May and June 2010, we sold Seaside 12,000,000 shares of our common stock and issued to Midtown, as placement agent, warrants to purchase an aggregate of 300,000 shares of our common stock.

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833,335 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 14, 2014, we sold an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 26,666,668 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated March 27, 2014, we sold an aggregate of 2,075 shares of our Series F 9% Convertible Preferred Stock and issued warrants exercisable for up to 69,166,667 shares of our common stock to investors.

As of July 31, 2014, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At July 31, 2014, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
June 15, 2009	8,470,661	0.76	December 15, 2014

August 6, 2009	3,413,928	0.79	February 4, 2015

September 14, 2009	5,157,813	1.00	March 15, 2015

April 8 to June 11, 2010	300,000	0.395	February 9, 2015

February 1, 2012*	5,675,227	0.03	February 1, 2017

August 10, 2012*	4,999,999	0.03	August 10, 2017

December 10, 2012*	8,324,144	0.03	December 12, 2017

June 17, 2013*	34,166,669	0.03	June 17, 2018

January 15, 2014*	25,666,668	0.03	January 15, 2019

March 27, 2014*	69,166,667	0.03	March 27, 2019

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08 and currently to $0.03 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August 2012 and December 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 10 to the Notes to Consolidated Financial Statements included elsewhere in this annual report.

As of July 31, 2014, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Year Ended July 31, 2014

For the fiscal year ended July 31, 2014, we used $3,565,525 in cash to fund our operating activities. The use for operating activities included a net loss of $1,417, changes to working capital including a decrease of $490,352 related to accounts payable and accrued expenses, a decrease of $1,181 related to deferred revenue and a decrease related to other of $104,563.

The use of cash was offset by non-cash expenses of $368,743 related to depreciation and amortization, stock-based compensation to executives, employees, directors and consultants of $679,650, and common stock issued for interest on our convertible preferred stock of $689,850. There was also a year-to-date non-cash gain of $4,525,739 related to the fair valuation of the derivative liabilities at July 31, 2014 and an accounting gain of $188,869 related to the sale of our remaining properties held for investment.

We had net cash provided by investing activities of $794,299 in the fiscal year ended July 31, 2014, representing primarily the net proceeds after real estate commissions of $883,780 related to the sale of the properties held for investment, offset by costs incurred for patents of $89,481.

We had cash provided by financing activities in the fiscal year ended July 31, 2014 of $4,350,664, which pertained primarily to proceeds from cash exercises of warrants of $2,301,944 and net proceeds from the issuance of preferred stock of $2,655,000, offset by the discharge of long-term debt upon the sale of properties of $606,806.

Our net working capital at July 31, 2014 improved to negative $4,786,981 from negative $6,696,473 at July 31, 2013, which was attributed largely to proceeds from cash exercises of warrants and net proceeds from the Series E and Series F convertible preferred stock financings in January and March 2014, offset by our cash used in operations for fiscal 2014.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

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

As of July 31, 2014, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2014, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2014, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2014, 2,000 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 66,666,666 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 18,585,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2014, 850 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 28,333,331 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 7,861,623 shares of common stock were issued as “make-whole payments” on such conversions.

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

Under the long-term agreement that we signed with sanofi-aventis in December 2009, sanofi-aventis will manufacture and supply recombinant human insulin to us in the territories specified in the agreement. Through this agreement, we will procure recombinant human insulin crystals for use in the production of Generex Oral-lyn™. The terms of the supply agreement required us to make certain minimum purchases of insulin from sanofi-aventis through the period ended December 31, 2011, which minimum purchases we did not satisfy. Sanofi-aventis will be our exclusive supplier in certain countries and a non-exclusive supplier in some other countries. Sanofi-aventis may delete any territory from the agreement in which Generex Oral-lyn™ has not been approved for commercial sale by December 31, 2011. The prices under the supply agreement are subject to adjustment beginning after December 31, 2012. As we did not meet the minimum purchase requirements by December 31, 2011, sanofi-aventis may terminate the agreement. Upon termination, we would be obligated to pay sanofi-aventis for all materials and components that it has acquired or ordered to manufacture insulin based on our forecasts or minimum purchase commitments, all related work-in-progress (at cost) and all finished insulin in inventory. We did not provide any forecasts to sanofi-aventis and have not included any accruals related to the purchase commitments in our financial statements as of July 31, 2014 or July 31, 2013, nor has sanofi-aventis terminated the agreement.

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

Contractual Obligations

The following table of contractual obligations as of July 31, 2014 includes interest obligations.

Contractual Obligations	Total	<1 Year	1-3 years	3- 5 years
Operating Lease Obligations	217,628	41,750	80,818	95,060
Purchase Obligations *	-	-	-	-
Other Long-Term Liabilities Reflected on the Registrant's Balance Sheet under GAAP	-	-	-	-

Total	$217,628	$41,750	$80,818	$95,060

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

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification. We have adopted this guidance effective for our annual fiscal year ended July 31, 2014. The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the consolidated statements of operations, statements of changes in stockholders’ deficiency and statements of cash flows, as well as the removal of the subheading “A Development Stage Company” from the consolidated financial statements and the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance will be effective for our annual fiscal year ended July 31, 2017 and subsequent interim periods. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

As of July 31, 2014, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of July 31, 2014, there were 239,788,852 warrants outstanding subject to price protection provisions with an estimated fair value of $2,635,643 or $0.011 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 8.                       Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Shareholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corp. (a Development Stage Company) and subsidiaries as of July 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ (deficiency)/equity and cash flows for the years ended July 31, 2014 and 2013. Our audit also includes the financial statement schedule listed in the index under Item 15. Generex Biotechnology Corp.’s management is responsible for these consolidated financial statements and the financial statement schedule listed in the index under Item 15. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex Biotechnology Corp. as of July 31, 2014 and 2013, and the results of its operations and its cash flows for the years ended July 31, 2014 and 2013 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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
October 3, 2014

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

MSCM LLP

Toronto, Canada

October 15, 2012

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2014	July 31, 2013
ASSETS
Current Assets:
Cash and cash equivalents	$ 3,269,489	$ 1,708,954
Other current assets	201,314	98,315
Total Current Assets	3,470,803	1,807,269

Property and Equipment, Net (Note 3)	5,293	85,406
Assets Held for Investment, Net (Note 3)	--	640,772
Patents, Net (Note 4)	2,046,361	2,319,416

TOTAL ASSETS	$ 5,522,457	$ 4,852,863

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$ 8,034,122	$ 7,661,234
Deferred revenue	223,662	224,843
Current maturities of long-term debt (Note 8)	--	617,665
Total Current Liabilities	8,257,784	8,503,742

Derivative Warrant Liability (Note 10)	2,635,643	5,234,293

Derivative Additional Investment Rights Liability (Note 10)	719,088	1,256,160

Total Liabilities	11,612,515	14,994,195

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency (Notes 9 and 11):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at July 31, 2014 and July 31, 2013, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at July 31, 2014 and July 31, 2013, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at July 31, 2014 and July 31, 2013, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at July 31, 2014 and July 31, 2013, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450
shares, 25 and 930 issued shares at July 31, 2014 and July 31, 2013, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 and -0-
shares at July 31, 2014 and July 31, 2013, respectively; 1,225 and -0- shares
issued and outstanding at July 31, 2014 and July 31, 2013, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
July 31, 2014 and July 31, 2013, respectively; 778,512,092 and 580,329,160
issued and outstanding at July 31, 2014 and July 31, 2013, respectively	778,512	580,329
Additional paid-in capital	362,307,678	356,401,812
Accumulated deficit	(369,948,322)	(367,888,576)
Accumulated other comprehensive income	772,074	765,103
Total Stockholders’ Deficiency	(6,090,058)	(10,141,332)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 5,522,457	$ 4,852,863

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended July 31,
	2014	2013	2012

Revenues, net	$ --	$ --	$ 28,651

Cost of Goods Sold	--	--	11,109

Gross profit	--	--	17,542

Operating Expenses:
Research and development	1,382,995	2,192,724	4,987,236
Selling and marketing	--	--	165,175
General and administrative	3,016,684	3,936,635	4,889,179
Total Operating Expenses	4,399,679	6,129,359	10,041,590

Operating Loss	(4,399,679)	(6,129,359)	(10,024,048)

Other Income (Expense):
Income from assets held for investment, net (Note 3)	193,607	1,245,165	2,206,216
Interest income	586	353	1,519
Interest expense	(321,670)	(530,222)	(592,525)
Change in fair value of derivative liabilities (Note 10)	4,525,739	(3,140,259)	(1,081,440)

Net Loss	(1,417)	(8,554,322)	(9,490,278)

Preferred Stock Dividend	2,058,329	1,722,474	376,746

Net Loss Available to Common Stockholders	$ (2,059,746)	$ (10,276,796)	$ (9,867,024)

Basic and Diluted Net Loss Per Common Share (Note 13)	$ (.003)	$ (.023)	$ (.030)

Weighted Average Number of Shares of Common Stock
Outstanding - basic and diluted (Note 13)	679,630,247	443,579,247	332,333,583

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						Accumulated
	Preferred	Common		Additional		Other	Total
	Stock	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Income (Loss)	Deficiency

Balance at July 31, 2011	1,287	308,519,768	$308,520	$ 338,124,525	$ (347,744,756)	$ 869,575	$ (8,442,136)
Issuance of common stock as employee compensation	-	981,353	981	129,562	-	-	130,543
Issuance of common stock in exchange for services	-	5,401,722	5,402	694,043	-	-	699,445
Issuance of preferred stock in financing	2,000	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock	(1,797)	11,980,003	11,980	(11,980)	-	-	-
Issuance of common stock for preferred stock make whole payments	-	5,319,026	5,319	479,871	-	-	485,190
Exercise of additional investment rights	-	-	-	841,333	-	-	841,333
Exercise of stock options for cash	-	1,299,994	1,300	-	-	-	1,300
Exercise of warrants for cash	-	200,000	200	29,800	-	-	30,000
Cashless exercise of warrants	-	20,459,431	20,459	7,210,274	-	-	7,230,734
Stock-based compensation	-	-	-	602,384	-	-	602,384
Net loss	-	-	-	-	(9,490,278)	-	(9,490,278)
Preferred stock dividend (see Note 9)	-	-	-	-	(376,746)	-	(376,746)
Currency translation adjustment	-	-	-	-	-	(91,960)	(91,960)
Balance at July 31, 2012	1,490	354,161,297	$ 354,161	$ 348,099,813	$ (357,611,780)	$ 777,615	$ (8,380,190)
Issuance of common stock in exchange for services	-	8,251,150	8,251	384,171	-	-	392,422
Issuance of preferred stock in financing	2,725	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock	(3,285)	92,870,829	92,871	657,129	-	-	750,000
Issuance of common stock for preferred stock make whole payments	-	30,452,292	30,452	856,498	-	-	886,950
Cancellation of common stock	-	(1,278,246)	(1,278)	1,278	-	-	-
Exercise of stock options for cash	-	5,180,378	5,180	-	-	-	5,180
Exercise of warrants for cash	-	61,506,785	61,507	3,231,738	-	-	3,293,245
Cashless exercise of warrants	-	29,184,675	29,185	2,333,431	-	-	2,362,616
Stock-based compensation	-	-	-	837,753	-	-	837,753
Net loss	-	-	-	-	(8,554,322)	-	(8,554,322)
Preferred stock dividend (see Note 9)	-	-	-	-	(1,722,474)	-	(1,722,474)
Currency translation adjustment	-	-	-	-	-	(12,512)	(12,512)
Balance at July 31, 2013	930	580,329,160	$580,329	$ 356,401,812	$ (367,888,576)	$ 765,103	$ (10,141,332)
Issuance of common stock as employee compensation	-	4,333,333	4,333	125,667	-	-	130,000
Issuance of common stock in exchange for services	-	7,633,333	7,633	279,147	-	-	286,780
Issuance of preferred stock in financing	2,875	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock	(2,555)	85,166,663	85,167	(85,167)	-	-	-
Issuance of common stock for preferred stock make whole payments	-	23,791,817	23,792	666,058	-	-	689,850
Exercise of additional investment rights	-	-	-	237,566	-	-	237,566
Exercise of stock options for cash	-	526,306	526	-	-	-	526
Exercise of warrants for cash	-	76,731,480	76,731	4,419,725	-	-	4,496,456
Stock-based compensation	-	-	-	262,871	-	-	262,871
Net loss	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividend (see Note 9)	-	-	-	-	(2,058,329)	-	(2,058,329)
Currency translation adjustment	-	-	-	-	-	6,971	6,971
Balance at July 31, 2014	1,250	778,512,092	$ 778,512	$ 362,307,678	$ (369,948,322)	$ 772,074	$ (6,090,058)

Y
GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended July 31,
	2014	2013	2012
Cash Flows From Operating Activities:
Net loss	$ (1,417)	$ (8,554,322)	$ (9,490,278)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368,447	463,718	612,658
Stock compensation expense	392,871	837,754	732,928
Common stock issued for services rendered	286,780	392,421	699,445
Write-off of abandoned patents	--	--	440,780
Gain on disposal of property and equipment	(188,869)	(1,037,485)	(2,027,939)
Common stock issued for interest on convertible debentures & preferred stock	689,850	886,950	485,190
Change in fair value of derivative liabilities	(4,525,739)	3,140,259	1,081,440
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(490,352)	123,556	(1,218,616)
Deferred revenue	(1,181)	(38,282)	(105,395)
Other current assets	(104,015)	124,197	745,808
Net Cash Used in Operating Activities	(3,573,625)	(3,661,234)	(8,043,979)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	--	(2,416)
Proceeds from sale of property and equipment	883,780	1,764,008	4,953,325
Costs incurred for patents	(89,481)	(78,948)	(173,775)
Net Cash Provided By Investing Activities	794,299	1,685,060	4,777,134

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	--	829,038	3,561,688
Repayment of long-term debt	(606,806)	(1,833,265)	(4,821,511)
Proceeds from exercise of warrants, net	2,301,944	1,845,204	30,000
Proceeds from exercise of stock options	526	5,181	1,300
Proceeds from issuance of preferred stock, net	2,655,000	2,615,000	1,975,000
Net Cash Provided by Financing Activities	4,350,664	3,461,158	746,477

Effect of Exchange Rates on Cash	(10,803)	(22,339)	(32,120)

Net Increase/(Decrease) in Cash and Cash Equivalents	1,560,535	1,462,645	(2,552,488)

Cash and Cash Equivalents, Beginning of Year	1,708,954	246,309	2,798,797

Cash and Cash Equivalents, End of Year	$ 3,269,489	$ 1,708,954	$ 246,309

Supplemental Disclosure of Cash Flow Information
Interest paid in cash	$ 35,541	$ 327,722	$ 592,525
Issuance of stock options to satisfy compensation liabilities	$ 257,505	$ --	$ --
Issuance of stock as financing share issuance costs	$ 115,000	$ --	$ --
Issuance of common stock as payment of dividends on preferred stock	$ 689,850	$ 886,950	$ 485,190

Note 1 - Organization and Business and Going Concern:

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

The Company has a limited history of operations and limited revenue to date. The Company has several product candidates that are in various research or early stages of pre-clinical and clinical development. There can be no assurance that the Company will be successful in obtaining regulatory clearance for the sale of existing or any future products or that any of the Company’s products will be commercially viable.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $370 million and a working capital deficiency of approximately $4.8 million at July 31, 2014. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012, fiscal 2013 and the first quarter of fiscal 2014 (see Note 3).

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreements that the Company entered into on January 14, 2014 and March 27, 2014 with certain investors prohibit the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until January 14, 2015 and March 27, 2015, respectively. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off. In the fiscal year ended July 31, 2012, the Company recorded a write down of $440,780 on certain patents. There were no write downs or disposals in the fiscal years ended July 31, 2014 and 2013.

Impairment or Disposal of Long-Lived Assets and Intangibles

The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. In the fiscal years ended July 31, 2014, 2013 and 2012, the Company sold, wrote off or disposed of certain long-lived assets with net book values of $706,590, $745,172 and $2,945,079, respectively.

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

Revenue Recognition and Deferred Revenue

Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with FASB ASC Topic 605, recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be consigned inventory until the revenue is recognized. Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred. At July 31, 2014, we have $223,662 of deferred revenue for which a provision for returns cannot be reasonably estimated and thus the balance is included in Deferred Revenue on our consolidated balance sheets. The corresponding cost of sales has been previously written off and is not included in inventory as of July 31, 2014 as the timing of the recognition of the revenue cannot be reasonably estimated.

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. There was no grant revenue in fiscal 2014, 2013 or 2012.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2014 and 2013, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

The Company’s financial instruments consist of cash and cash equivalents, other current assets, long-term debt, accounts payable and accrued expenses, as well as derivative warrant liabilities and derivative additional investment rights. All of these items, except for the derivative warrant liabilities and derivative additional investment rights, were determined to be Level 1 fair value measurements. The carrying amounts of cash and cash equivalents, other current assets and accounts payable and accrued expenses approximate their respective fair values because of the short maturities of these instruments. Long-term debt balances were determined to approximate their fair value as we believe the borrowing rates reflect the prevailing market rates available for similar debt instruments.

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability and the derivative additional investment rights liability at July 31, 2014, 2013 and 2012. See Note 10 – Derivative Liabilities.

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

Critical accounting estimates are reviewed and discussed with the audit committee of the board of directors. The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, if changes in the estimate or if different estimates that could have been selected would have a material impact on our results of operations or financial condition.

Effects of Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification. The Company has adopted this guidance effective for the Company’s annual fiscal year ended July 31, 2014. The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the consolidated statements of operations, statements of changes in stockholders’ deficiency and statements of cash flows, as well as the removal of the subheading “A Development Stage Company” from the consolidated financial statements and the notes to the consolidated financial statements.

Recently Issued Accounting Pronouncements

In August 2014, the FASB issued guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance will be effective for the Company’s annual fiscal year ended July 31, 2017 and subsequent interim periods. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Note 3 - Long-lived Assets:

 Proper and Equipment

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2014	2013
Buildings and Improvements	$-0-	$117,898
Furniture and Fixtures	13,078	23,452
Office Equipment	-0-	38,690
Lab Equipment	-0-	327,899
Total Property and Equipment	13,078	507,939
Less: Accumulated Depreciated	7,785	422,533
Property and Equipment, Net	$5,293	$85,406

Depreciation expense related to property and equipment amounted to $10,482, $41,890 and $97,967 for the years ended July 31, 2014, 2013 and 2012, respectively.

Assets Held for Investment, Net

The costs and accumulated depreciation of assets held for investment are summarized as follows:

	July 31,
	2014	2013
Assets Held For Investment	$-0-	$960,726
Less: Accumulated Depreciation	-0-	289,954
Assets Held for Investment, Net	$-0-	$640,772

These assets were held as collateral for long term debt (see Note 8). Depreciation expense on assets held for investment amounted to $0, $30,764 and $74,070 for the years ended July 31, 2014, 2013 and 2012, respectively.

The Company held these properties for investment purposes and collected rental income as described directly below.

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

The total accounting gains in this category from property sales in the fiscal years ended July 31, 2014, 2013 and 2012 were $188,869, $1,081,807 and $1,957,089, respectively.

The remaining income of $4,738, $163,358 and $249,127 in this category in the respective fiscal years ended July 31, 2014, 2013 and 2012, pertains to rental income from properties held for investment, net of carrying and operating expenses. Gross income from rental operations was $7,847, $221,399 and $384,299 and rental expenses were $1,935, $58,041 and $135,172, including the depreciation expense amounts above relating to assets held for investment, for the years ended July 31, 2014, 2013 and 2012, respectively.

Prior to the August 2013 property sale, the properties held for investment had an interest only first mortgage which closed on November 30, 2012 with a principal amount $606,806, an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013. Upon the sale of the property, the mortgage was discharged.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2014	2013
Patents	$5,725,908	$5,657,455
Less: Accumulated Amortization	3,679,547	3,338,039
Patents, Net	2,046,361	2,319,416
Weighted Average Life	7.8 years	8.6 years

Amortization expense amounted to $357,965, $391,777 and $441,087 for the years ended July 31, 2014, 2013 and 2012, respectively. Amortization expense is expected to be approximately $315,000 per year for the years ended July 31, 2015 through 2019. During the years ended July 31, 2014 and 2013, the Company did not write off any patents. During the year ended July 31, 2012, the Company wrote off patents with a net book value of $440,780 as the patents had been abandoned or were no longer being used. The charge was included in research and development expenses on our consolidated statements of operations.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pretax income/(losses) arising from domestic operations (United States) were $1,274,619, $(8,025,582) and $(8,040,033) for the years ended July 31, 2014, 2013 and 2012, respectively. Pretax losses arising from foreign operations (Canada) were $1,276,036, $528,741 and $1,450,244 for the years ended July 31, 2014, 2013 and 2012, respectively. As of July 31, 2014, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $202 million, which expire in 2018 through 2034, in Generex Pharmaceuticals Inc. of approximately $44 million, which expire in 2015 through 2034, and in Antigen Express, Inc. of approximately $25 million, which expire in 2016 through 2034. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2014, 2013 and 2012, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2014	2013
Net operating loss carryforwards	$90,515,261	$87,541,552
Other temporary differences	299,010	800,989
Intangible assets	291,002	--
Total Deferred Tax Assets	91,105,273	88,342,541
Valuation Allowance	(91,105,273)	(88,089,860)
Deferred Tax Liabilities
Intangible assets	--	(386,320)
Other temporary differences	--	142,639
Total Deferred Tax Liabilities	--	(243,681)
Net Deferred Income Taxes	$--	$--

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal statutory rate	(34.0)%	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	4,037	6.0	5.0
Non-deductible or non-taxable items	(111,569)	13.0	4.0
Other temporary differences	(84,061)	(14.0)	18.0
Change in valuation allowance	191,627	29.0	(3.0)

Effective tax rate	--%	--%	--%

As of July 31, 2014, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented. Generally, tax years 2011 to 2014 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2006 to 2014 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2014	2013
Accounts Payable and Accruals - General and Administrative	$3,208,069	$3,447,618
Accounts Payable and Accruals - Research and Development	3,955,543	3,557,184
Accounts Payable and Accruals - Selling and Marketing	327,067	328,629
Accrued Make-whole Payments on Covertible Preferred Stock (see Note 9)	337,500	251,100
Executive Compensation and Directors’ Fees Payable	205,943	76,703
Total	$8,034,122	$7,661,234

Note 7 - Commitments and Contingent Liabilities:

Leases

The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments of the Company under non-cancelable operating leases as of July 31, 2014 are as follows:

Fiscal Year	Amount

2015	$41,750
2016	39,317
2017	41,501
2018	41,938
2019 and thereafter	53,122
Total Minimum Lease Payments	$217,628

Lease expense amounted to approximately $162,000, $153,000 and $185,000 for the years ended July 31, 2014, 2013 and 2012, respectively.

In June 2014, the Company signed a lease extension for its office space in Toronto, Canada which runs from October 2014 through September 2019 at a monthly gross rent, including taxes and expenses of approximately $6,900 per month.

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

The Company has a supply agreement with Presspart Manufacturing Limited (“Presspart”), whereby the Company will purchase its entire requirements for products to use in the administration of insulin through the buccal mucosa and shall not purchase the products or any metal containers competitive to the products from any other person in exchange for an exclusive non-transferable royalty-free irrevocable license to use the products. The contract shall continue for a minimum period of four contract years from the end of the first contract year in which the total quantity of products purchased by the Company from Presspart exceeds 10,000,000 units, and thereafter, shall continue until terminated by either party by giving twelve months written notice. As of July 31, 2014, the Company has not yet completed a contract year in which the total quantity has exceeded 10,000,000 units and as such the expiration date of this contract cannot be determined.

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

Employment Agreements

As of July 31, 2014, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2014. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2014, the Company has an at will employment agreement with an Antigen employee requiring the Company to pay an annual aggregate salary of $260,480 to the employee. In the event the agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance of six months’ salary, in accordance with the terms of the individual’s employment agreement.

Note 8 - Long-Term Debt:

Long-term debt consists of the following:

	July 31,
	2014	2013
Mortgage payable - interest at 9.75 percent per annum, monthly interest payments of $6,771, principal due November 2013, secured by secondary rights to real property located at 11 Carlaw Avenue, Toronto, Canada	$-0-	$617,665
Total Debt	-0-	617,665
Less Current Maturities of Long-Term Debt	-0-	617,665
Total Long-Term Debt	-0-	-0-

The first mortgage related to the property at 11 Carlaw was discharged on August 14, 2013, in conjunction with the sale of that property and there is no mortgage debt after that date.

For the years ended July 31, 2014, 2013 and 2012, the Company incurred $4,969, $196,101 and $568,424, respectively in interest expense on its long-term debt.

Note 9 - Series A, B, C, D, E & F 9% Convertible Preferred Stock :

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

Series E and F 9% Covertible Preferred Stock

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.03 per share, and will accrue a 9% dividend until the third year anniversary of the issuances. On each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2013 and June 30, 2014, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series E and F convertible preferred stock is converted prior to June 17, 2016 and March 27, 2017, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

In conjunction with the issuance of the Series E convertible preferred stock in June 2013 and January 2014 and the issuance of the Series F convertible preferred stock in June 2014, , the Company also issued 40,833,335, 26,666,668 and 69,166,667 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities.

In addition, until the first anniversary date of the June 2013 and March 2014 securities purchase agreements, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $1,225,000 and $2,075,000, respectively, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the June 2013 and March 2014 closings. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 10 – Derivative Liabilities. On January 15, 2014, certain investors exercised 800 of the 1,225 shares of convertible preferred stock and related warrants available under the additional investment rights. The remaining June 2013 additional investment rights expired on June 17, 2014. The March 2014 additional investment rights expire on March 27, 2015 and none have been exercised to date.

As of July 31, 2014, 2,000 of the Series E convertible preferred stock had been converted to common stock. There were 66,666,666 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 18,585,193 shares of common stock issued as “make-whole payments” on such conversions. As of July 31, 2014, 850 of the Series F convertible preferred stock had been converted to common stock. There were 28,333,331 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 7,861,623 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series E convertible preferred stock financing

The net proceeds from the initial Series E convertible preferred stock financing in June 2013 were $1,165,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and third to the make whole payments. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the year ended July 31, 2013 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$1,165,000
Derivative warrant liability fair value	(1,189,744)
Derivative additional investment rights fair value	(1,264,683)
Make whole payments liability	(330,750)
Deemed dividend	$(1,620,177)

The initial “make-whole payments” of $330,750 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $6,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2014.

The initial net cash proceeds from the Series E convertible preferred stock financing in January 2014 were $750,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the quarter ended January 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$750,000
Derivative warrant liability fair value	(942,279)
Other issuance costs (Finders’ fee)	(64,000)
Make whole payments liability	(216,000)
Deemed dividend	$(472,279)

The initial “make-whole payments” of $216,000 on the Series E convertible preferred stock were accrued as of the date of the financing, all of which have been converted as of July 31, 2014.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial net cash proceeds from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 10 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (Finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $330,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2014.

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

Accounting for Derivative Warrant Liability

The Company’s derivative warrant instruments have been measured at fair value at July 31, 2014 and 2013 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at July 31, 2014 are all currently exercisable with a weighted-average remaining life of 3.3 years.

The revaluation of the warrants at each reporting period, as well as the charges associated with issuing additional warrants due to the price protection features, resulted in the recognition of a gain of $3,362,497 within the Company’s consolidated statements of operations for the fiscal year ended July 31, 2014 and a loss of $3,148,782 for the fiscal year ended July 31, 2013, which is included in the consolidated statements of operations under the caption “Change in fair value of derivative liabilities”.

The fair value of the warrants at July 31, 2014 and 2013 was $2,635,643 and $5,234,293, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2012 until July 31, 2014:

	Value	No. of Warrants
Balance at August 1, 2012 – Derivative warrant liability	$4,081,627	55,148,530
Additional warrants issued in August 2012 financing	624,797	9,375,000
Additional warrants issued in December 2012 financing	762,355	24,999,999
Additional warrants issued in June 2013 financing	1,189,744	40,833,335
Additional warrants from price protection features of existing warrants	7,484,550	236,219,094
Exercise of warrants	(5,629,130)	(145,888,421)
Decrease in fair value of derivative warrant liability	(3,279,650)	n/a
Balance at July 31, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(3,362,497)	n/a
Balance at July 31, 2014 – Derivative warrant liability	$2,635,643	239,788,852

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2014 and 2013. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2014 and 2013 fair value calculations were as follows:

	July 31, 2014	July 31, 2013
Current exercise price	$0.03	$0.03
Time to expiration	3.3 years	3.5 years
Risk-free interest rate	1.02%	0.49%
Estimated volatility	80%	85%
Dividend	-0-	-0-
Stock price at period end date	$0.021	$0.035

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $719,088 and $1,256,160 at July 31, 2014 and 2013, respectively. The key inputs used in the fair value calculation at July 31, 2014 were as follows:

	July 31, 2014	July 31, 2013
Underlying number of units of convertible preferred stock	2,075	1,225
Underlying number of warrants	69,166,667	40,833,335
Current exercise price of warrants	$0.03	$0.03
Current conversion price of preferred stock	$0.03	$0.03
Time to expiration	0.65 years	0.88 years
Risk-free interest rate	0.09%	0.11%
Estimated volatility	61%	114%
Dividend	-0-	-0-
Stock price	$0.021	$0.035

The revaluation of the additional investment rights in the fiscal year ended July 31, 2014 and 2013, resulted in the recognition of a gain of $1,163,242 and $8,523, respectively within the Company’s consolidated statements of operations, which is included in the totals under the caption “Change in fair value of derivative liabilities”.

Note 11 - Stockholders’ (Deficiency)/Equity:

Warrants

As of July 31, 2014, the Company has the following warrants to purchase common stock outstanding:

Number of Shares to be Purchased	Warrant Exercise Price per Share		Warrant Expiration Date

8,470,661	$0.76		December 15, 2014
3,413,928	$0.79		February 4, 2015
300,000	$0.39	(average)	February 9, 2015
200,000	$1.25		March 7, 2015
5,157,813	$1.00		March 15, 2015
64,516,758	$0.03		March 31, 2016*
27,272,720	$0.03		September 30, 2016*
5,675,227	$0.03		February 1, 2017*
4,999,999	$0.03		August 10, 2017*
8,324,144	$0.03		December 12, 2017*
34,166,669	$0.03		June 17, 2018*
25,666,668	$0.03		January 15, 2019*
69,166,667	$0.03		March 27, 2019*
257,331,254

* Subject to price protection provisions as described below.

The outstanding warrants at July 31, 2014 have a weighted average exercise price of $0.085 per share and have a weighted average remaining life of 3.1 years.

As of July 31, 2014, the Company has 239,788,852 warrants with a current exercise price of $0.03 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 10 - Derivative Liabilities above. As of July 31, 2014, there were a total of 239,788,852 warrants with an estimated fair value of $2,635,643, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2014, 25 shares of the Company’s non-voting Series E 9% Convertible Preferred Stock and 1,225 shares of the Company’s non-voting Series F 9% Convertible Preferred Stock were issued and outstanding. At July 31, 2013, 930 shares of the Company’s non-voting Series E 9% Convertible Preferred Stock were issued and outstanding. See Note 9 - Series A, B, C, D, E and F 9% Convertible Preferred Stock above.

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2014, 2013 and 2012, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received (see Note 12).

Note 12 – Stock-Based Compensation:

Stock Option Plans

As of July 31, 2014, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2014, there were 1,353,916 and 81,300,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2014, 2013 and 2012 amounted to $262,871, $837,753 and $602,384 for each year and were charged to the consolidated statements of operations.  Share-based employee compensation related to common stock grants for the years ended July 31, 2014, 2013 and 2012 amounted to $130,000, $0 and $130,544, respectively, and were charged to the consolidated statements of operations.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the fiscal years ended July 31, 2014, 2013 and 2012.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - August 1, 2011	7,340,182	$0.46
Granted	5,851,696	$0.001
Forfeited or expired	(912,250)	$0.65
Exercised	(1,299,994)	$0.001
Outstanding - July 31, 2012	10,979,634	$0.26
Granted	24,532,719	$0.001
Forfeited or expired	(630,778)	$0.75
Exercised	(5,180,378)	$0.001
Outstanding - July 31, 2013	29,701,197	$0.08
Granted	8,879,499	$0.001
Forfeited or expired	(90,000)	$0.53
Exercised	(526,306)	$0.001
Outstanding - July 31, 2013	37,964,390	$0.06
Exercisable - July 31, 2014	37,964,390	$0.06

The 37,964,390 outstanding options at July 31, 2014 had a weighted average remaining contractual term of 3.45 years.

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

The following is a summary of the non-vested common stock options granted, vested and forfeited under the Plan:

	Options	Weighted Average Grant Date Fair Value
Outstanding - August 1, 2011	60,000	$0.46
Granted	8,879,499	$0.029
Vested	(8,939,499)	$0.031
Outstanding - July 31, 2014	-0-	n/a

As of July 31, 2014, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

During the twelve months ended July 31, 2014, the Company granted 8,879,499 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on October 31, 2013 ($0.03). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of the grants and expire on the fifth anniversary of the respective dates of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

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

The following table summarizes information on stock options outstanding at July 31, 2014:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2014	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$ 0.001	32,799,390	$0.001	3.68
$ 0.19 - $ 0.38	3,100,000	$0.285	1.63
$ 0.39 - $ 0.58	200,000	$0.560	0.24
$ 0.59 - $ 0.77	1,470,000	$0.633	3.34
$ 0.78 - $ 0.96	395,000	$0.940	0.24
	37,964,390	$0.061	3.45	$655,988

	For the Year Ended July 31,
	2014	2013	2012
Weighted Average Grant Date Fair Value of Options Granted	$0.029	$0.003	$0.09
Aggregate Intrinsic Value of Options Exercised	$21,052	$178,040	$119,214
Cash Received for Exercise of Stock Options	$526	$5,180	$1,299

The intrinsic value is calculated as the difference between the market value as of July 31, 2014, 2013 and 2012 and the exercise price of the shares on the respective dates. The market values as of July 31, 2014, 2013 and 2012 were $0.021, $0.035 and $0.093, respectively, based on the high and low bid information for July 31, 2014, 2013 and 2012.

Note 13 - Net Loss per Share:

Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2014, 2013 and 2012 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 336,962,311, 298,931,138 and 94,643,712 incremental shares, have been excluded from the respective 2014, 2013 and 2012 computation of diluted EPS as they are anti-dilutive due to the losses generated during the respective years.

Note 14 - Segment Information:

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

The countries in which the Company had identifiable assets are presented in the following table. Identifiable assets are those that can be directly associated with a geographic area.

	2014	2013
Identifiable Assets

Canada	$3,719,760	$2,825,894
United States	1,802,697	2,026,969
Total	$5,522,457	$4,852,863

Note 15 – Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2014. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2014:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating Loss	$(1,443,051)	$(1,010,861)	$(1,242,849)	$(702,918)
Net Income/(Loss)	$530,094	$(3,186,290)	$270,923	$2,383,856
Net Loss available to common stockholders	$530,094	$(3,594,569)	$(1,149,127)	$2,153,856
Net Loss per share	$0.001	$(0.010)	$(0.002)	$0.003
Fiscal Year July 31, 2013:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating Loss	$(1,940,031)	$(1,290,780)	$(1,433,640)	$(1,464,908)
Net Income/(Loss)	$(656,199)	$(5,640,985)	$1,297,448	$(3,554,586)
Net Loss available to common stockholders	$(758,496)	$(5,640,985)	$1,297,448	$(5,174,763)
Net Loss per share	$0.002	$(0.015)	$0.003	$(0.007)

Note 16 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2014, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2014.

As of July 31, 2014, the Company is a smaller reporting company. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements; therefore, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

PART IV

Item. 15.                    Exhibits and Financial Statements and Schedules.

1.	Financial Statement - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 39.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2014 and 2013

Consolidated Statements of Operations for the Years Ended July 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended July 31, 2014, 2013 and 2012

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year Ended July 31, 2014 Valuation Allowance on Deferred Tax Asset	$88,098,860	-	3,006,413	-	91,105,273

Year Ended July 31, 2013 Valuation Allowance on Deferred Tax Asset	$85,579,584	-	2,519,276	-	88,098,860

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2014 is included with its report on our financial statements located at page 39.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 66 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 3rd day of October 2014.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General	October 3, 2014
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Stephen Fellows	Chief Financial Officer	October 3, 2014
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 3, 2014
Brian T. McGee

/s/ John P. Barratt	Director	October 3, 2014
John P. Barratt

/s/ James Anderson	Director	October 3, 2014
James Anderson

/s/ Eric von Hofe	Director	October 3, 2014
Eric von Hofe

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

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
4.33.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1

Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 15, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 15, 2014).
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

74

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

75

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

10.70

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.71

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.72

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.73

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.74

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.75

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.76

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.77

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.78

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and John Barratt (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.79

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

76

10.80

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.81

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.82

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.83

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

77