Form 10-K/A
period 2014-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2014-10-17
CIK 1059784

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

DOCUMENTS INCORPORATED BY REFERENCE: Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 3, 2014.

Generex Biotechnology Corporation

Form 10-K/A

July 31, 2014

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Explanatory Note

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the year ended July 31, 2014 (“Amendment”) is being filed to furnish the information required by Part III (Items 10, 11, 12, 13 and 14). This Amendment is limited in scope to the items identified above and should be read in conjunction with the original Annual Report on Form 10-K for the year ended July 31, 2014 filed by the Company on October 3, 2014 (the “Form 10-K”). The Amendment does not reflect events occurring after the filing of the Form 10-K on October 3, 2014 and, other than the furnishing of the information identified above, does not modify or update the disclosure in the Form 10-K in any way.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position Held with Generex

Mark Fletcher, Esquire	49	President &Chief Executive Officer, General Counsel

Stephen Fellows	48	Chief Financial Officer

David Brusegard	70	Chief Operating Officer, Secretary

John P. Barratt	70	Chairman of the Board

Brian T. McGee	54	Director

Eric von Hofe	60	Director

James H. Anderson, Jr.	68	Director

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

David Brusegard, Ph.D. has served as Chief Operating Officer since March 2011 and was appointed Secretary on June 8, 2011. Dr. Brusegard served as a consultant to Generex from March 2010 to March 2011. From 2007 to March 29, 2011, Dr. Brusegard held the position of President of The OSLO Group, his consulting firm. He served as Chief Executive Officer of the Pentius Group from 2004 to 2007. The Pentius Group was a five-company group which designed, sold, and marketed health insurance, and operated a managed care facility staffed with nurses supervised by physician directors. Pentius Group’s company assets were sold in 2007 to Canam Insurance of Windsor, Ontario. Dr. Brusegard has a breadth of experience in several fields, including, medical record design, health informatics, health insurance, digital mapping, database design, global positioning systems applications, business management and strategic planning. He was a senior economist at Statistics Canada for a decade, an adjunct professor at the University of Toronto and taught information ethics and information law at Ryerson University. He has consulted internationally on information management for the World Bank as well as major consumer packaged goods companies, hospitals, municipalities, and all levels of government. Other recent positions of note include; Vice President, Analytics for ICOM Communication and Information, President of Geographic Decision Support Systems, and CEO, Tristar Software. Dr. Brusegard performed his graduate work at The University of North Carolina at Chapel Hill, and the University of Calgary from which he holds a Ph.D. Phil., awarded in 1976. The board believes that Dr. Brusegard’s extensive experience in corporate management, his prior work experience with medical records, health insurance, data analysis and marketing, combined with his managerial skills, business acumen and judgment, provide our Board with valuable operational expertise and leadership skills.

John P. Barratt. Independent Director since March 2003 and Chairman of the Board since September 2010. Mr. Barratt is currently chairman of the Generex Compensation Committee and a member of the Generex Audit Committee and the Generex Corporate Governance and Nominating Committee. Mr. Barratt served as the Board Liaison Officer of The Caldwell Partners International from July 2006 until May 2009. From April 2005 to July 2006, Mr. Barratt served as Chief Operating Officer of The Caldwell Partners International. The Caldwell Partners International is a Canadian-based human capital professional services company. Mr. Barratt from January 2002 until February 2007 served as the court-appointed Responsible Person and Liquidation Manager of Beyond.com Corporation, Debtor-in-Possession, a U.S. Chapter 11 Bankruptcy case, in which capacity Mr. Barratt reported to the bankruptcy court and to the U.S. Trustee’s Office. From September 2000 to January 2002, Mr. Barratt acted in the capacity of Chief Operating Officer of Beyond.com Corporation, an electronic fulfillment provider. Between 1996 and 2000, Mr. Barratt was partner-in-residence with the Quorum Group of Companies, an international investment partnership specializing in providing debt and/or equity capital coupled with strategic direction to emerging technology companies. Between 1988 and 1995, Mr. Barratt held a number of positions with Coscan Development Corporation, a real estate development company, the last position of which was Executive Vice-President and Chief Operating Officer. Mr. Barratt currently serves on the Boards of Directors of Brookfield Investments Corporation, Partners Value Fund Inc., Partner Value Fund Split Corp. and Global Champions Split Trust. Mr. Barratt also serves as a Trustee for Brookfield Global Real Estate Securities Opportunistic (Canada) Fund. Mr. Barratt also serves as Chairman of the Independent Review Committees of Partners Value Split Corp, Global Champions Split Trust, Brookfield Soundvest Capital Management Ltd and Brookfield Investment Management (Canada) Inc. Mr. Barratt is currently the Chief Financial Officer and a member of the Advisory Board of Crystal Fountains Holdings Inc. and also served as interim Chief Financial Officer of its subsidiary, Crystal Fountains Inc. from September 2008 to May 2009 and from May 2011 to present. The Board believes that Mr. Barratt’s wide-ranging business experience in various industries, his extensive service as an executive officer and director in various companies, and his knowledge of finance, combined with his leadership skills and business judgment, provide our Board with valuable financial and operational expertise and leadership skills.

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

James H. Anderson, Jr., M.D. Independent Director since June 2011. Dr. Anderson is currently Chairman of the Corporate Governance and Nominating Committee and a member of the Generex Compensation Committee, and has served on the Generex Scientific Advisory Board since October 2010. Dr. Anderson is a diabetologist and endocrinologist who has been in the pharmaceutical industry for over 25 years. He is currently CEO and President of Symcopeia, a private drug discovery and development company focused on new mechanisms of action for the treatment of diabetes mellitus, and diabetes related obesity and cardiovascular diseases. Dr. Anderson also serves as medical director of PTS Diagnostics, a cardiometabolic medical device company. From 2005 to 2009, Dr. Anderson served as Senior Medical Director for Diabetes and Cardiometabolic Medicine with Eli Lilly and Company and had medical responsibility for diabetes and cardiometabolic drug development, and drove the clinical development, registration and launch of two families of diabetes care products, Humulin® and Humalog. At Eli Lilly, Dr. Anderson contributed to the inventions of the first recombinant DNA produced human insulin analog products, led multiple clinical drug development projects, was responsible for 6 US NDAs and had clinical responsibility for all insulin products worldwide. Dr. Anderson is an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the UK, was a founding board member of the American Association of Pharmaceutical Physicians and is a Fellow of the American College of Endocrinology. Dr. Anderson has been active in the American Diabetes Association and is a member of the International Diabetes Federation, the European Association for the Study of Diabetes, and the Endocrine Society. Dr. Anderson is a founding editorial board member of two journals for diabetes, and serves on the editorial boards or as a reviewer for 5 other diabetes/endocrine journals. Dr. Anderson is a Clinical Associate Professor of Medicine for the Division of Endocrinology and Metabolism at the Indiana University School of Medicine and was awarded an M.D. from the LSU School of Medicine. Dr. Anderson attained the rank of Lieutenant Colonel in the US Army Medical Corps and during his military career, he served as the Chairman, Department of Clinical Investigation at the Army’s largest healthcare center, and Chief of the Medical Division of the US Army Medical Research Institute for Infectious Diseases. The Board believes that Dr. Anderson’s extensive experience in the pharmaceutical industry, his experience in the diabetes and endocrinology fields, combined with his business experience and judgment, provide our Board with valuable scientific and operational expertise.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires that Generex's directors and executive officers, and any persons who own more than ten percent (10%) of Generex's common stock, file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Generex. Such persons are required by SEC regulations to furnish Generex with copies of all such reports that they file. To the knowledge of Generex, based upon its review of these reports, all Section 16 reports required to be filed by its directors and executive officers during the fiscal year ended July 31, 2014 were filed on a timely basis.

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

Corporate Governance

Procedures for Nomination of Directors by Security Holders

There were no material changes to the procedures for nomination of directors by Generex’s security holders during the year ended July 31, 2014.

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

During the fiscal year ended July 31, 2014, the Compensation Committee of the Board of Directors evaluated the types and amounts of compensation that it believed were appropriate for our President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer, who are considered Generex’s policy making executives and who are listed in the Summary Compensation Table on page 9. We refer herein to these executives as the “named executives.”

In addition to the compensation of our named executives, the Compensation Committee also reviews and approves the compensation of members of our senior management, including the President of our subsidiary, Antigen Express, Inc.

The Board of Directors appointed two of the three current members of the Compensation Committee on May 28, 2008 following the 2008 Annual Meeting of the Stockholders. The third member was appointed on June 8, 2011 following the 2011Annual Meeting of the Stockholders. All three current members served throughout fiscal 2014. During fiscal 2014, the Compensation Committee convened three times to evaluate and discuss compensation for the named executives with respect to stock awards during the fiscal year ended July 31, 2014, bonuses for the fiscal year ended July 31, 2013 and base salaries for the calendar year ended December 31, 2014.

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

In fiscal 2014, the Compensation Committee reviewed, but did not implement any changes to base salaries for any of the named executives and did not award any equity incentive awards or cash bonuses to the named executives during fiscal 2014 for fiscal 2013 performance and contributions. The Compensation Committee has not made any determinations as to bonuses or equity awards for the named executives with respect to performance or contributions for the fiscal year ended July 31, 2014, but the Compensation Committee expects to consider the matter in the future during fiscal 2015.

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

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2014, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009, but expects to do so again in the future before any significant changes are made to compensation for the named executives.

Determination of Compensation

The Compensation Committee typically makes compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee follows such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee intends to review compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the current financial position of the company, the Committee did not follow such a schedule in fiscal 2014, as there were no salary changes or bonus awards made.

In considering whether to award bonuses in respect of fiscal year 2013 or to make changes to base compensation for calendar year 2014, the Compensation Committee primarily considered the Company’s current financial position and no increases were made to base salary, nor were any cash bonuses or stock incentive awards granted to the named executives during fiscal 2014.

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

The Compensation Committee did not grant or accrue any bonuses in fiscal 2014, with respect to the fiscal year ended July 31, 2013, in consideration of the current financial position of the company.

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

There were no discretionary awards of options to purchase shares of our common stock to our named executives in fiscal 2014, however in October 2013, the Company granted a total of 8,879,499 options in aggregate to the named executives, certain employees and the directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on October 30, 2013 ($0.03). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at January 1, 2014 and will expire on the fifth anniversary of the date of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

The number of options that the Compensation Committee recommended, and the board of directors approved, in respect of the above salary deferrals to the named executives described above were as follows:

Named Executive	No. of Shares Underlying Options
Mr. Fletcher	2,254,640
Mr. Fellows	885,492
Dr. Brusegard	885,492

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites. During fiscal 2014, we provided our President and Chief Executive Officer a car allowance with an estimated value of $800 per month to compensate use of his car for business purposes.

We do not offer deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

Employment and Severance Agreements

During fiscal 2014, we had terms of employment covering our President and Chief Executive Officer, as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control”, which clarify the terms and conditions of his employment. These terms provide clarity concerning the employment relationship and provide a competitive benefit level to the executive, thus promoting stability at the President and Chief Executive Officer position.

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

As of the end of fiscal 2014, each of the current named executive officers held stock options or restricted stock granted pursuant to either the 2001 Stock Option Plan or the 2006 Stock Plan. The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

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

Compensation Committee Report

The Compensation Committee of Generex Biotechnology Corporation has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2014 and in Generex’s 2014 Proxy Statement.

THE COMPENSATION COMMITTEE

John P. Barratt, Chairperson

Brian T. McGee

James H. Anderson, Jr.

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2014. Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2014.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last three completed fiscal years ending July 31, 2014, 2013 and 2012. In respect of fiscal years 2014, 2013 and 2012, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year	Salary		Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Mark A. Fletcher, President &	2014	$ 435,115	(1)(2)	$ -	$ -	$65,384	(2)	$ -	$ 500,499
Chief Executive Officer	2013	273,086	(1)(2)	-	-	219,227		-	492,313
	2012	303,257	(1)(2)	-	-	133,333		-	436,590

Stephen Fellows,	2014	206,250	(3)(4)	-	-	24,519	(4)	-	230,769
Chief Financial Officer	2013	157,363	(3)(4)	-	-	82,212	(4)	-	239,575
	2012	164,985	(3)(4)	-	-	50,000	(4)	-	214,985

David Brusegard,	2014	206,250	(3)(4)	-	-	24,519	(4)	-	230,769
Chief Operating Officer	2013	157,363	(3)(4)	-	-	82,212	(4)	-	239,575
	2012	164,985	(3)(4)	-	-	50,000	(4)	-	214,985

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2014, July 31, 2013 and July 31, 2012.

(1) This amount reflects a base salary of $475,000 as approved by the Special Committee of the Board on September 29, 2011. The amount also reflects a car allowance of approximately $10,000 USD per year paid to the executive in Canadian currency effective as of September 29, 2010.

(2) Effective October 1, 2011, Mr. Fletcher agreed to defer a portion of his salary and Mr. Fletcher’s base salary for payroll was reduced from $475,000 to $275,000 as of that date. On October 31, 2013, the Company granted Mr. Fletcher 2,254,640 options in full and final payment of obligations to pay Mr. Fletcher’s deferred salary amount covering the period from July 1, 2013 to October 31, 2013. On June 6, 2013, the Company granted Mr. Fletcher 1,587,300 options in full and final payment of obligations to pay Mr. Fletcher’s deferred salary amount covering the period from April 1, 2013 to June 30, 2013. On April 1, 2013, the Company granted Mr. Fletcher 5,143,787 options in full and final payment of obligations to pay Mr. Fletcher’s deferred salary amount covering the period from June 1, 2012 to March 31, 2013. On June 19, 2012, the Company granted Mr. Fletcher 1,457,195 options in full and final payment of obligations to pay Mr. Fletcher’s deferred salary amount covering the period from October 1, 2011 to May 31, 2012. All of the aforementioned options were issued in lieu of cash payment of deferred compensation owing. The number of options granted to Mr. Fletcher on October 31, 2013 was equal to the dollar amount of his deferred salary ($65,384) divided by the closing price of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The number of options granted to Mr. Fletcher on June 6, 2013 was equal to the dollar amount of his deferred salary ($50,000) divided by the closing price of the Company's common stock on June 4, 2013 ($0.0325), less the option exercise price of $0.001 per share. The number of options granted to Mr. Fletcher on April 1, 2013 was equal to the dollar amount of his deferred salary ($169,230) divided by the closing price of the Company's common stock on March 5, 2013 ($0.034), less the option exercise price of $0.001 per share. The number of options granted to Mr. Fletcher on June 19, 2012 was equal to the dollar amount of his deferred salary ($133,333) divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date of grant (except for the October 31, 2013 grant which vested on January 1, 2014) and will expire on the fifth anniversary of the date of grant.

(3) This amount reflects a base salary of $225,000, as approved by the Special Committee of the Board on March 25, 2011.

(4) Effective October 1, 2011, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries for payroll were reduced from $225,000 to $150,000 as of that date. On October 31, 2013, the Company granted Mr. Fellows and Dr. Brusegard 845,492 options each in full and final payment of obligations to pay their deferred salary amounts covering the period from July 1, 2013 to October 31, 2013. On June 6, 2013, the Company granted Mr. Fellows and Dr. Brusegard 595,239 options each in full and final payment of obligations to pay their deferred salary amounts covering the period from April 1, 2013 to June 30, 2013. On April 1, 2013, the Company granted Mr. Fellows and Dr. Brusegard 1,928,925 options each in full and final payment of obligations to pay their deferred salary amounts covering the period from June 1, 2012 to March 31, 2013. On June 20, 2012, the Company granted Mr. Fellows and Dr. Brusegard 546,448 options each in full and final payment of obligations to pay their deferred salary amounts covering the period from October 1, 2011 to May 31, 2012. All of the aforementioned were issued in lieu of cash payment of deferred compensation owing. The number of options granted to each individual on October 31, 2013 was equal to the dollar amount of his deferred salary ($24,519) divided by the closing price of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The number of options granted to each individual on June 6, 2013 was equal to the dollar amount of deferred salary ($18,750 each) divided by the closing price of the Company's common stock on June 4, 2013 ($0.0325), less the option exercise price of $0.001 per share. The number of options granted to each individual on April 1, 2013 was equal to the dollar amount of deferred salary ($63,462 each) divided by the closing price of the Company's common stock on March 5, 2013 ($0.034), less the option exercise price of $0.001 per share. The number of options granted to each individual on June 20, 2012 was equal to the dollar amount of the deferred salary ($50,000 each) divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the date (except for the October 31, 2013 grant which vested on January 1, 2014) of grant and will expire on the fifth anniversary of the date of grant.

Grants of Plan-Based Awards in Fiscal 2014

The following table provides information about equity awards granted to the named executives or modified in the fiscal year ended July 31, 2014, including: (1) the grant date; (2) the number of shares underlying stock options awarded to the named executives, (3) the number of shares underlying existing stock options the terms of which were extended, (4) the exercise price of the stock options awarded or extended, and (5) the grant date fair value of each equity award computed under SFAS 123R.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise Price or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards
Mark Fletcher, President & Chief Executive Officer	October 31, 2013	2,254,640(1)	$0.001(2)	$0.029(3)
Stephen Fellows, Chief Financial Officer	October 31, 2013	845,492 (1)	$0.001(2)	$0.029(3)
David Brusegard, Chief Operating Officer	October 31, 2013	845,492 (1)	$0.001(2)	$0.029(3)

(1)	The options were granted on October 31, 2013 pursuant to the terms of our 2006 Stock Plan. The options vested January 1, 2014.

(2)	The options have an exercise price equal to the par value of the Company’s stock.

(3)	Effective October 1, 2011, Mr. Fletcher, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries were reduced. In October 2013, the Company granted the named executives stock options in full and final payment of obligations to pay their deferred salary amounts covering the period from July 1, 2013 to October 31, 2013. The options were issued in lieu of cash payment of deferred compensation amounts owing. The number of options granted was equal to the dollar amount of the deferred salary for each named executive divided by the closing price of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested as of January 1, 2014 and will expire on the fifth anniversary of the date of grant. See footnotes (2) and (4) to the “Summary Compensation Table” above for further description of these option grants.

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

Set forth below are the material terms of employment for the President and Chief Executive Officer as of the end of fiscal 2014. The terms of employment provide for certain payments upon retirement, termination or change in control. Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2013, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

Outstanding Equity Awards at 2013 Fiscal Year-End

The following table provides information on the current holdings of stock option by the named executives. This table includes unexercised and unvested option awards as of July 31, 2014. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” as defined in Regulation S-K Item 402(a)(6)(iii); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Mark E. Fletcher, President and Chief Executive Officer	10-31-2013	2,254,640 (1)	0	$0.001	10-31-2018
	6-6-2013	1,587,300 (1)	0	$0.001	6-6-2018
	4-1-2013	5,143,787 (1)	0	$0.001	4-1-2018
	6-20-2012	1,457,195 (1)	0	$0.001	6-19-2017
	3-25-2011	1,500,000(2)	0	$0.282	3-25-2016
	3-8-2010	300,000(3)	0	$0.64	3-8-2020
	12-13-2004	250,000(4)	0	$0.61	10-26-2014
	4-5-2005	327,869(5)	0	$0.001	10-26-2014
	4-5-2005	142,857(6)	0	$0.001	10-26-2014
Stephen Fellows, Chief Financial Officer	10-31-2013	845,492 (1)	0	$0.001	10-31-2018
	3-25-2011	200,000(2)	0	$0.282	3-25-2016
	3-8-2010	250,000(3)	0	$0.64	3-8-2020
	10-10-2009	35,000(7)	0	$0.642	10-10-2014
David Brusegard, Chief Operating Officer	10-31-2013	845,492 (1)	0	$0.001	10-31-2018
	6-6-2013	595,239 (1)	0	$0.001	6-6-2018
	4-1-2013	1,928,925 (1)	0	$0.001	4-1-2018
	6-20-2012	546,448(1	0	$0.001	6-20-2017
	3-25-2011	200,000(2)	0	$0.282	3-25-2016

(1) Effective October 1, 2011, Mr. Fletcher, Mr. Fellows and Dr. Brusegard agreed to defer a portion of their salaries and their respective base salaries were reduced. In June 2012, March 2013, June 2013 and October 2013, the Company granted the named executives stock options in full and final payment of obligations to pay their deferred salary amounts covering the periods from October 1, 2011 to May 31, 2012, June 1, 2012 to March 31, 2013, April 1, 2013 to June 30, 2013 and July 1 to October 31, 2013, respectively. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted to each named executive on October 31, 2013 was equal to the dollar amount of deferred salary divided by the closing price of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The number of options granted to each named executive on June 6, 2013 was equal to the dollar amount of deferred salary divided by the closing price of the Company's common stock on June 4, 2013 ($0.0325), less the option exercise price of $0.001 per share. The number of options granted to each named executive on April 1, 2013 was equal to the dollar amount of deferred salary divided by the closing price of the Company's common stock on March 5, 2013 ($0.034), less the option exercise price of $0.001 per share. The number of options granted on June 6, 2012 was equal to the dollar amount of the deferred salary for each named executive divided by the closing price of the Company's common stock on June 6, 2012 ($0.0925), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of grant (except for the October 31, 2013 grant which vested on January 1, 2014) and will expire on the fifth anniversary of the dates of grant. Mr. Fellows exercised some of his options on June 18, 2013 (2,524,164) and June 25, 2012 (546,448). See footnotes (2) and (6) to the “Summary Compensation Table” above for further description of these option grants.

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

Option Exercises and Stock Vested in Fiscal year 2014

None of the named executive officers exercised any outstanding options in fiscal year 2014.

The following table sets forth the number of shares acquired and the value realized upon the vesting of restricted stock awards during fiscal year 2014 for each of the named executive officers.

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

Potential Payments Upon Termination or Change-in-Control

The following table shows potential payments to our named executives under existing employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control, assuming termination on July 31, 2014 and, if applicable, based upon the closing stock price of Generex common stock on that date. These benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2013, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

The following table provides the intrinsic value (that is, the value based upon Generex’s stock price, and in the case of options minus the exercise price) of equity awards that would become exercisable or vested if the named executive had died or become disabled or been terminated as of July 31, 2014.

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

Potential Payments Upon Termination or Change in Control for Named Executives as of July 31, 2014

Name	Benefit		Cause		Without Cause/Non-Renewal		Voluntary Termination by Executive		Breach by Generex (1)		Change in Control		Disability		Death
Mark A. Fletcher	Cash Payment		$0		$798,879	(4)	$0		$798,879	(4)	$798,879	(4)	$0	(10)	$0	(10)
	Stock		$0		$0		$0		$0		$0		$0		$0
	Stock Options		$9,415	(2)	$218,273	(3),(9)	$218,273	(3)	$218,273	(3),(9)	$218,273	(8)	$218,273	(5)	$218,273	(6)
	Restricted Stock	(11)	$0		$0		$0		$0		$0		$0		$0
	Benefits		$0		$0	(7),(4)	$0	(7)	$0	(7),(4)	$0	(7),(4)	$0		$0
	Total		$9,415		$1,017,152		$218,273		$1,017,152		$1,017,152		$218,273		$218,273

(1)	This termination event includes a material change in duties or material reduction in remuneration of such named executive.
(2)	The options granted on April 5, 2005 (including those effective as of December 13, 2004) survive termination of the named executive’s employment. Other options granted to the named executive pursuant to the 2001 Plan and any options granted pursuant to the 2006 Plan would terminate immediately - and shares underlying such options forfeited - upon the named executive’s termination for cause.
(3)	The 2001 and 2006 Plans permit a named executive who voluntarily terminates employment with Generex or whose employment is terminated without cause to exercise vested options outstanding at the date of termination for a period of up to 90 days thereafter or the expiration date of the option, whichever is earlier.
(4)	Pursuant to his employment arrangement, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will be entitled to receive a lump sum severance payment on the termination date in an amount equal to 18 months of base salary plus the average annual bonus paid to him during each fiscal year of the term of his employment and he will be entitled to participate in and receive benefits for 18 months after the termination date.
(5)	The 2001 and 2006 Plans permit a named executive to exercise vested options outstanding at the time of the named executive’s cessation of employment due to disability for a period of up to one year thereafter or the expiration of the option, whichever is earlier.
(6)	The 2001 and 2006 Plans permit a named executive’s beneficiary to exercise vested options outstanding at the time of the named executive’s death for a period of up to one year after death or the expiration date of the option, whichever is earlier.
(7)	The named executive would be entitled to receive health benefits for a period of 18 months after termination of employment. Since these benefits are widely available to salaried employees of Generex, they are excluded from the table above. The total aggregate value of these benefits in each case is below $8,000.
(8)	Upon a change of control, the 2001 and 2006 Plan provide for the acceleration of exercisability and vesting of any outstanding options and removal of all restrictions and conditions on outstanding restricted stock awards, unless otherwise determined by the Board of Directors or its designee. We have assumed for purposes of this column that the named executive will exercise all of his/her fully exercisable and vested options and will receive all shares underlying restricted stock awards in connection with a change of control of Generex, which we have assumed occurred on July 31, 2014.
(9)	Pursuant to the terms of his employment with Generex, if Generex terminates Mr. Fletcher’s employment upon written notice (and not for cause, disability or death) or Mr. Fletcher gives notice of termination pursuant to a material change in duties, reduction of remuneration, material default or breach by Generex or change in control of Generex, Mr. Fletcher will have 90 days after the eighteenth month anniversary of the termination date to exercise vested options.
(10)	Each named executive is entitled to receive monthly disability payments and his/her survivor(s) are entitled to receive a lump sum payment upon such named executive’s death, in either case up to an amount equal to his/her annual base salary or $100,000, whichever is less. Insurance premiums are paid by Generex and such insurance coverage is widely available to all salaried employees at Generex. Thus, the amounts payable upon the disability or death of the named executive (as well as the premiums paid by Generex) are excluded from the table above.
(11)	The restricted stock award agreement with the named executive officers provides that in the event the named executive ceases to be employed by, or provide service to us, any unvested shares of restricted stock will be immediately forfeited. There was no unvested restricted stock as of July 31, 2014.

Non-Employee Directors' Compensation

In fiscal 2014, our policy for compensation of non-employee directors was as follows.

·	Non-employee directors (other than the non-executive chairman of the board) receive an annual cash based retainer of $40,000.
·	The non-executive chairman of the board receives an annual cash based retainer of $100,000 per year.

·	At the discretion of the full Board of Directors, non-employee directors may receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares is within the discretion of the full Board of Directors.

·	Non-employee directors serving on committees of the Board of Directors receive additional cash compensation as follows:

Committee	Chairperson	Member
Audit Committee	$15,000	$5,000
Compensation Committee	$15,000	$5,000
Governance & Nominating Committee	$5,000	$2,000

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

Fiscal year 2014 Director Compensation Table

Name	Fees Earned or Paid in Cash (1)	Stock Awards (2)	Option Awards(1)(3)	All Other Compensation		Total
John P. Barratt	$91,500	$0	$52,500	$0		$144,000
Brian T. McGee	$46,500	$0	$25,833	$0		$72,333
James H. Anderson	$37,500	$0	$20,833	$60,000	(4)	$118,333
Eric von Hofe	$0	$0	$0	$267,644	(5)	$267,644

(1)	Includes the annual retainer and additional fees earned for directors who chair a Board committee or who serve on a Board committee. Effective October 1, 2011, the directors agreed to defer payment of their board fees due to the current financial position of the company. In October 2013, the Company granted the directors stock options in full and final payment of obligations to pay their deferred board fee amounts covering the period from June 1, 2013 to October 31, 2013. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted was equal to the dollar amount of the deferred board fees for each director divided by the closing price of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested as of January 1, 2014 and will expire on the fifth anniversary of the date of grant. The deferred board fee amounts paid in stock options and number of stock options granted are listed below.

	Deferral amount for period from June 1 to October 31, 2013	No. of options issued in fiscal 2014
John Barratt	$ 52,500	1,810,345
Brian McGee	$ 25,833	890,804
James Anderson	$ 20,333	718,391
Total	$ 99,166	3,419,540

(2)	There were no restricted stock awards to directors in fiscal year 2014. As of July 31, 2014, the aggregate number of shares underlying stock awards previously granted to each non-employee director and former director was as follows: Mr. Barratt (150,000) and Mr. McGee (150,000).

(3)	There were no incentive stock options granted to the directors in fiscal 2014. A portion of deferred board fees were repaid by the issuance of stock options which were granted in lieu of cash payment of the deferred compensation amount as described in footnote (1) directly above. At fiscal year end, the total number of stock options, inclusive of the stock options related to the salary deferrals in the tables above, held by each non-employee director was as follows: Mr. Barratt (4,869,531), Mr. McGee (2,755,327) and Dr. Anderson (2,845,950). Dr. von Hofe, who is an employee of our subsidiary Antigen, held 3,920,769 options at fiscal year-end.

(4)	Includes payments received as a member of the Scientific Advisory Board of $5,000 per month for the period from August 2013 through July 2014 which was paid in cash.

(5)	Represents employment income earned as president of Antigen for the fiscal year ended July 31, 2014. Effective October 1, 2011, Dr. von Hofe agreed to defer a portion of his salary and Dr. von Hofe’s base salary for payroll was reduced from $260,481 to $174,522 as of that date. The Company granted Dr. von Hofe 988,029 options in total on October 31, 2013 in full and final payment of obligations to pay Dr. von Hofe’s deferred salary amount covering the periods from July 1, 2013 to October 31, 2013. The options were issued in lieu of cash payment of the deferred compensation amount. The number of options granted to Dr. von Hofe was equal to the dollar amount of his deferred salary ($28,653) divided by the respective closing prices of the Company's common stock on October 30, 2013 ($0.03), less the option exercise price of $0.001 per share. The stock options were granted pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested as of January 1, 2014 and will expire on the fifth anniversary of the dates of grant. The remainder of the compensation was paid in cash.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The table on the following pages sets forth information regarding the beneficial ownership of the common stock by:

•	our directors and named executive officers (including persons who served as principal executive officer and principal financial officer during a portion of the fiscal year ended July 31, 2014);
•	all the named executives and directors as a group; and
•	any person or group known to us that beneficially owns more than five percent (5%) of our outstanding shares of common stock.

The information contained in this table is as of October 13, 2014. At that date, we had 779,054,246 shares of common stock outstanding. A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days. Except as otherwise indicated, the address of each person named in the table below is c/o Generex Biotechnology Corporation, 555 Richmond Street West, Suite 604, Toronto, Canada M5V 3B1.

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class

Named Executives, Directors and Nominees

John P. Barratt (1)	6,899,876	*
Mark Fletcher (2)	13,424,725	1.7
Brian T. McGee (3)	3,896,131	*
Dr. James Anderson (4)	3,564,341	*
Eric von Hofe, Ph.D. (5)	4,918,798	*
Dr. David Brusegard (6)	4,147,399	*
Stephen Fellows (7)	1,330,492	*
Named Executives and Directors as a group (7 persons)	38,181,762	4.7%

(ii) Other Beneficial Owners (and their addresses)	32,532,856	4.0%
Cranshire Capital Advisors, LLC (8)
3100 Dundee Road, Suite 703
Northbrook, Illinois 60062

* Less than 1%.

(1)	Includes 255,714 shares, 70,000 shares issuable upon stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 100,000 options which were granted on March 8, 2010 under the 2006 Plan, 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 100,000 options issued March 25, 2011 under the 2006 Stock Option Plan, 918,033 options issued June 19, 2012 under the 2006 Plan, 2,553,191 options issued April 1, 2013 under the 2006 Plan, 592,593 options issued June 6, 2013 under the 2006 Plan and 1,810,345 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (1,410,345).

(2)	Includes 931,803 shares, 250,000 shares issuable upon exercise of stock options granted on April 5, 2005 with an effective date of December 13, 2004 under the 2001 Plan, 300,000 options which were granted on March 8, 2010 under 2006 Plan, 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 1,100,000 options issued March 25, 2011 under the 2006 Stock Option Plan, 1,457,195 options issued June 19, 2012 under the 2006 Plan, 5,143,787 options issued April 1, 2013 under the 2006 Plan, 1,587,300 options issued June 6, 2013 under the 2006 Plan and 2,254,640 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (1,854,640).

(3)	Includes 285,714 shares, 70,000 shares issuable upon exercise of stock options granted on October 26, 2004, 100,000 shares issuable upon exercise of stock options granted on April 5, 2005 under the 2001 Plan, 100,000 options which were granted on March 8, 2010 under the 2006 Plan, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 508,197 options issued June 19, 2012 under the 2006 Plan, 1,413,374 options issued April 1, 2013 under the 2006 Plan, 328,042 options issued June 6, 2013 under the 2006 Plan and 890,804 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (490,804).

(4)	Includes 409,836 options issued June 19, 2012 under the 2006 Plan, 1,139,818 options issued April 1, 2013 under the 2006 Plan, 1,296,296 options issued June 6, 2013 under the 2006 Plan and 718,391 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (318,391).

(5)	Includes 10,000 shares, 100,000 shares issuable upon exercise of stock options granted on October 26, 2004, 35,000 shares issuable upon exercise of stock options granted on July 29, 2005, 100,000 options which were granted on October 10, 2009 under the 2006 Plan, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 626,292 options issued June 21, 2012 under the 2006 Plan, 2,177,267 options issued April 1, 2013 under the 2006 Plan, 682,210 options issued June 6, 2013 under the 2006 Plan and 988,029 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (588,029).

(6)	Includes 31,295 shares of common stock held by Dr. Brusegard, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 546,448 options issued June 20, 2012 under the 2006 Plan, 1,928,925 options issued April 1, 2013 under the 2006 Plan, 595,239 options issued June 6, 2013 under the 2006 Plan and 845,492 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (445,492).

(7)	Includes 250,000 options which were granted on March 8, 2010 under the 2006 Plan, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 845,492 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (445,492).

(8)	This information is as of December 31, 2013 per a Schedule 13G filed on February 14, 2014 on behalf of (i) Cranshire Capital Advisors, LLC, a Delaware limited liability company (“CCA”), and (ii) Mitchell P. Kopin, an individual (“Mr. Kopin" together with CCA, the “Reporting Persons”). CCA serves as the investment manager to Cranshire Capital Master Fund, Ltd., a Cayman Islands exempted company (“Cranshire Capital Master Fund”). In such capacity, CCA exercises voting and investment power over the shares of Common Stock held for the account of Cranshire Capital Master Fund. CCA is a registered investment adviser under Section 203 of the Investment Advisers Act of 1940, as amended.

As of the close of business on December 31, 2013, each of the Reporting Persons may be deemed to have beneficial ownership of 32,532,856 shares of Common Stock, which consists of (i) 353,333 shares of Common Stock held for the account of Cranshire Capital Master Fund, (ii) 14,003,640 shares of Common Stock issuable upon exercise of a warrant (the “ Warrant ”), (iii) 5,611,238 shares of Common Stock issuable upon exercise of a second warrant (the “ Second Warrant ”) and (iv) 12,564,645 shares of Common Stock issuable upon exercise of a third warrant (the “ Third Warrant ”), in each case of clauses (ii), (iii) and (iv) above, held by Cranshire Capital Master Fund, and all such shares of Common Stock represent beneficial ownership of approximately 4.99% of the Common Stock, based on (1) 619,781,525 shares of Common Stock issued and outstanding on December 6, 2013, as reported in the Form 10-Q filed by the Issuer on December 9, 2013 plus (2) 14,003,640 shares of Common Stock issuable upon exercise of the Warrant, (3) 5,611,238 shares of Common Stock issuable upon exercise of the Second Warrant and (4) 12,564,645 shares of Common Stock issuable upon exercise of the Third Warrant.

The foregoing excludes (I) 7,764,913 shares of Common Stock issuable upon exercise of the Third Warrant because the Third Warrant contains a blocker provision under which the holder thereof does not have the right to exercise the Third Warrant to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.99% of the Common Stock and (II) an aggregate of 16,971,929 shares of Common Stock issuable upon exercise of other warrants held by Cranshire Capital Master Fund (the “ Other Warrants ”) because each of such Other Warrants contains a blocker provision under which the holder thereof does not have the right to exercise such Other Warrants to the extent that such exercise would result in beneficial ownership by the holder thereof or any of its affiliates, of more than 4.99% of the Common Stock. Without such blocker provisions, each of the Reporting Persons may be deemed to have beneficial ownership of 57,269,698 shares of Common Stock.

Changes in Control

We know of no arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in the change in control of Generex.

Equity Compensation Plan Information

The following table sets forth information as of July 31, 2014 regarding all of our existing compensation plans and individual compensation arrangements pursuant to which equity securities are authorized for issuance to employees, non-employee directors or non-employees (such as directors, consultants and advisors) in exchange for consideration in the form of services:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders
2001 Stock Option Plan	6,127,154		$0.20	1,353,916
2006 Stock Plan	31,837,236		$0.03	81,300,576	(1)
Total	37,964,390		$0.06	82,654,492

Equity compensation plans not approved by security holders (2)	1,530,405	(2)	$0.80	0
Total	39,494,795		$0.09	82,654,492

(1)	Such shares are available for future issuance under the 2006 Stock Plan as options or restricted stock.
(2)	Includes 200,000 warrants issued to various consultants pursuant to the agreements with them and 1,330,405 warrants issued to placement agents as commission.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2014 and 2013 to our independent auditors:

	Fiscal Year Ended July 31, 2014		Fiscal Year Ended July 31, 2013
Audit Fees	$76,981	(1)	$92,382	(1)
Audit-Related Fees	$-0-		$-0-
Tax Fees	$-0-	(2)	$-0-	(2)
All Other Fees	$10,770	(3)	$25,827	(3)
TOTAL	$87,751		$118,209

(1)	Represents charges of MNP LLP (fiscal 2014 and 2013 audits and 10-Q quarterly reviews after June 1, 2013) and MSCM LLP (10-Q quarterly reviews up to June 1, 2013), including fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q filings.
(2)	MNP LLP and MSCM LLP did not provide or bill for any tax services.
(3)	Represents fees associated with review of the Company’s registration statements on Form S-1 and Form S-8.

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

PART IV

Item. 15    Exhibits and Financial Statements and Schedules.

Exhibits are incorporated herein by reference or are filed with this Form 10-K/A as set forth in the Exhibit Index beginning on page 20 hereof.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 17th day of October 2014.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General Counsel	October 17, 2014
Mark A. Fletcher	(Principal Executive Officer)

/s/ Stephen Fellows	Chief Financial Officer,	October 17, 2014
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 17, 2014
Brian T. McGee

/s/ John P. Barratt	Director	October 17, 2014
John P. Barratt

/s/ Eric von Hofe	Director	October 17, 2014
Eric von Hofe

/s/ James H. Anderson	Director	October 17, 2014
James H. Anderson

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002†
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002†

†	Filed herewith.

