Form 10-Q
period 2014-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2014-12-12
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

Large Accelerated Filer	☐	Accelereated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 789,848,649 as of December 12, 2014.

GENEREX BIOTECHNOLOGY CORPORATION

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$2,215,438	$3,269,489
Other current assets	168,526	201,314
Total Current Assets	2,383,964	3,470,803

Property and Equipment, Net	4,688	5,293
Patents, Net	1,943,054	2,046,361

TOTAL ASSETS	$4,331,706	$5,522,457

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$7,422,094	$8,034,122
Deferred revenue	223,662	223,662
Total Current Liabilities	7,645,756	8,257,784

Derivative Warrant Liability (Note 8 and 9)	2,118,177	2,635,643

Derivative Additional Investment Rights Liability (Note 8 and 9)	524,576	719,088

Total Liabilities	10,288,509	11,612,515

Commitments and Contingencies (Note 6)

Stockholders’ Deficiency (Notes 8):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares,
25 and 25 issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares,
1,008 and 1,225 issued shares at October 31, 2014 and July 31, 2014, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
October 31, 2014 and July 31, 2014, respectively; 789,848,649 and 778,512,092
issued and outstanding at October 31, 2014 and July 31, 2014, respectively	789,848	778,512
Additional paid-in capital	362,376,456	362,307,678
Accumulated deficit	(369,898,699)	(369,948,322)
Accumulated other comprehensive income	775,592	772,074
Total Stockholders’ Deficiency	(5,956,803)	(6,090,058)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$4,331,706	$5,522,457

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended
	October 31,
	2014	2013
Operating Expenses:
Research and development	408,296	536,174
General and administrative	500,173	906,877
Total Operating Expenses	908,469	1,443,051

Operating Loss	(908,469)	(1,443,051)

Other Income/(Expense):
Income from assets held for investment, net (Note 10)	--	193,607
Interest income	9	23
Interest expense	(81,734)	(97,772)
Change in fair value of derivative liabilities (Note 9)	711,978	1,877,287
Gain on extinguishment of debt	327,839	--

Net Income (Note 4)	$49,623	$530,094

Net Income per Common Share (Note 7)
Basic	$.0001	$.0009
Diluted	$.0001	$.0008

Shares Used to Compute Earnings per Share (Note 7)
Basic	779,964,709	584,122,030
Diluted	811,211,437	634,840,641

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended October 31,
	2014	2013
Cash Flows From Operating Activities:
Net (loss)/income	$49,623	$530,094
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115,912	101,995
Stock compensation expense	--	262,871
Common stock issued for services rendered	21,050	168,500
Gain on disposal of property and equipment	--	(188,869)
Common stock issued as make-whole payments on preferred stock	58,523	151,200
Change in fair value of derivative liabilities	(711,978)	(1,877,287)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(601,072)	(129,974)
Deferred revenue	--	(984)
Other current assets	32,294	(10,617)
Net Cash Used in Operating Activities	(1,035,648)	(993,071)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	--	883,780
Costs incurred for patents	(13,887)	(14,732)
Net Cash (Used in)/Provided by Investing Activities	(13,887)	869,048

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	--	--
Repayment of long-term debt	--	(612,130)
Proceeds from exercise of warrants, net	--	65,000
Proceeds from exercise of stock options	542	--
Net Cash Provided by/(Used in) Financing Activities	542	(547,130)

Effect of Exchange Rates on Cash	(5,058)	(3,607)

Net Decrease in Cash and Cash Equivalents	(1,054,051)	(674,760)

Cash and Cash Equivalents, Beginning of Period	3,269,489	1,708,954

Cash and Cash Equivalents, End of Period	$2,215,438	$1,034,194

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$-	$35,541

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three months ended October 31, 2014 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2015. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $370 million and a working capital deficiency of approximately $5.3 million at October 31, 2014. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the recent sales of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014 (see Note 10).

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

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The interim statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue in existence. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 – Effects of Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification. The Company has adopted this guidance effective for the Company’s annual fiscal year ended July 31, 2014. The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the consolidated statements of operations, statements of changes in stockholders’ deficiency and statements of cash flows, as well as the removal of the subheading “A Development Stage Company” from the interim statements and the notes to the interim statements.

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

Note 3 – Stock-Based Compensation:

As of October 31, 2014, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At October 31, 2014, there were 2,338,916 and 81,530,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended October 31, 2014 or in the fiscal year ended July 31, 2014.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2014:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

Outstanding, August 1, 2014	37,964,390	$0.061
Less: Forfeited or expired	1,215,000	0.716
Less: Exercised	542,154	0.001	9,488
Outstanding, October 31, 2014	36,207,236	$0.040	$616,113
Exercisable, October 31, 2014	36,207,236	$0.040	$616,113

The 36,207,236 outstanding options at October 31, 2014 had a weighted average remaining contractual term of 3.35 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the three months ended October 31, 2014. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at October 31, 2014.

Note 4 – Comprehensive Income and Loss:

Comprehensive income, which includes net income and the change in the foreign currency translation account, was $53,141 for the three months ended October 31, 2014. Comprehensive income, which includes net income and the change in the foreign currency translation account, was $531,771 for the three months ended October 31, 2013.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	October 31, 2014	July 31, 2014
Accounts Payable and Accruals – General and Administrative	$3,099,210	$3,208,069
Accounts Payable and Accruals – Research and Development	3,619,738	3,955,543
Accounts Payable and Accruals – Selling and Marketing	326,923	327,067
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 8)	278,977	337,500
Executive Compensation and Directors’ Fees Payable	97,246	205,943
	$7,422,094	$8,034,122

Note 6 – Commitments and Contingencies:

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

Note 7 – Net Income (Loss) Per Share (“EPS”):

Basic earnings per share (“EPS”) for the three-month periods ended October 31, 2014 and 2013 has been computed by dividing the net income available to common stockholders for the respective periods by the weighted average shares outstanding during those periods.

The following table represents a reconciliation of the basic and diluted EPS computations contained in our interim statements.

	Three Months Ended			Three Months Ended
	October 31, 2014			October 31, 2013
	Net Income	Weighted Average Shares	Earnings per Share	Net Income	Weighted Average Shares	Earnings per Share
Basic EPS	$49,623	779,964,709	$0.0001	$530,094	584,122,030	$0.0009
Effect of dilutive securities:
Stock options	—	31,246,728	—	—	32,308,428	—
Warrants	—	—	—	—	18,410,183	—
Convertible preferred stock	—	—	—	—	—	—
Diluted EPS	$49,623	811,211,437	$0.0001	$530,094	634,840,641	$0.0008

Diluted EPS for the three-month periods ended October 31, 2014 and 2013 has been computed by dividing the net income available to common stockholders for the respective periods by the diluted weighted average shares outstanding during that period. The weighted-average number of common shares outstanding does not include any potentially anti-dilutive securities. Per the treasury method of calculating diluted EPS, 31,246,728 shares representing outstanding stock options which have an exercise price lower than the average market price for the quarter ended October 31, 2014, are included in the calculation of EPS. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices, representing 260,739,100 incremental shares in aggregate, have been excluded from the October 31, 2014 computation of diluted EPS, as they are anti-dilutive. In addition, 43,740,916 shares underlying the remaining Series E and F convertible preferred stock (including 9,299,250 shares for “make-whole payments”) have been excluded from the number of shares used in the diluted EPS calculation, as they are anti-dilutive.

Per the treasury method of calculating diluted EPS, 32,308,428 shares representing outstanding stock options and 18,410,183 shares representing outstanding warrants which have an exercise price lower than the average market price for the quarter ended October 31, 2013, are included in the calculation of EPS. All remaining outstanding stock options and warrants which have out-of-the-money exercise prices, representing 22,797,402 incremental shares in aggregate, have been excluded from the October 31, 2013 computation of diluted EPS, as they are anti-dilutive. In addition, 15,663,334 shares underlying the remaining Series E convertible preferred stock (including 3,330,000 shares for “make-whole payments”) have been excluded from the number of shares used in the diluted EPS calculation, as they are anti-dilutive.

Note 8 – Stockholders’ Deficiency:

Common Stock

During the three months ended October 31, 2014, the Company issued or committed to issue 770,000 shares of common stock to various consultants for services rendered in the amount of $21,050.

During the three months ended October 31, 2014, the Company issued 7,225,001 shares of common stock in conjunction with the conversion of 217 shares of the Series F 9% Convertible Preferred Stock and 2,799,402 shares of common stock as “make-whole” dividend payments on the Series F 9% Convertible Preferred Stock.

During the three months ended October 31, 2014, the Company received cash proceeds of $542 from exercises of options at $0.001 per share.  The Company issued 542,154 shares of common stock as a result of these exercises.

The stockholders’ deficiency transactions for the three months ended October 31, 2014, including the transactions described above are summarized below:

	Common Stock		Additional Paid-In Capital	Stockholders’ Deficiency
	Shares	Amount

Balance at August 1 2014	778,512,092	$778,512	$362,307,678	$(6,090,058)
Issuance of common stock on conversion of convertible preferred stock	7,225,001	7,225	(7,225)	—
Issuance of common stock as make-whole payments on convertible preferred stock	2,799,402	2,799	55,723	58,523
Issuance of common stock for services	770,000	770	20,280	21,050
Exercise of employee stock options	542,154	542	—	542
Balance at October 31, 2014	789,848,649	$789,848	$362,376,456

Other changes to Stockholder’s Deficiency
Net income for quarter ended October 31, 2014				49,623
Currency translation adjustment				3,517
Stockholders’ Deficiency at October 31, 2014				$(5,956,803)

Warrants

There are 257,331,254 warrants outstanding as of October 31, 2014. There were no warrants issued, forfeited or expired or exercised for the three months ended October 31, 2014, The outstanding warrants at October 31, 2014 have a weighted average exercise price of $0.085 per share and have a weighted average remaining life of 2.86 years.

As of October 31, 2014, the Company has 239,788,852 warrants with a current exercise price of $0.03 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 9 - Derivative Liabilities below. As of October 31, 2014, there were a total of 239,788,852 warrants with an estimated fair value of $2,118,177, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Series A, B, C and D 9% Convertible Preferred Stock

All of the Company’s Series A, B, C and D 9% Convertible Preferred Stock was converted prior to the beginning of the Company’s 2014 fiscal year.

Series E and F 9% Convertible Preferred Stock

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

The Company has authorized 4,150 shares of Series F 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated March 27, 2014, the Company sold an aggregate of 2,075 shares of Series F convertible preferred stock, as well as accompanying warrants to purchase 69,166,667 shares of common stock. An aggregate of 69,166,667 shares of the Company’s common stock are issuable upon conversion of the Series F convertible preferred stock which was issued at the closing on March 27, 2014.

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

In conjunction with the issuance of the Series E convertible preferred stock in June 2013 and January 2014 and the issuance of the Series F convertible preferred stock in March 2014, the Company also issued 40,833,335, 26,666,668 and 69,166,667 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 9 – Derivative Liabilities.

In addition, until the first anniversary date of the June 2013 and March 2014 securities purchase agreements, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $1,225,000 and $2,075,000, respectively, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the June 2013 and March 2014 closings. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 9 – Derivative Liabilities. On January 15, 2014, certain investors exercised 800 of the 1,225 shares of convertible preferred stock and related warrants available under the additional investment rights. The remaining June 2013 additional investment rights expired on June 17, 2014. The March 2014 additional investment rights expire on March 27, 2015 and none have been exercised to date.

As of October 31, 2014, 2,000 of the 2,025 originally issued shares of Series E convertible preferred stock had been converted to common stock. There were 66,666,666 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 18,585,193 shares of common stock issued as “make-whole payments” on such conversions. As of October 31, 2014, 1,067 of the 2,075 originally issued shares of Series F convertible preferred stock had been converted to common stock. There were 35,558,332 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 10,661,025 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series E convertible preferred stock financing

The initial net cash proceeds from the Series E convertible preferred stock financing in January 2014 were $750,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$750,000
Derivative warrant liability fair value	(942,279)
Other issuance costs (finders’ fee)	(64,000)
Make whole payments liability	(216,000)
Deemed dividend	$(472,279)

The initial “make-whole payments” of $216,000 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $6,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at October 31, 2014.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial net cash proceeds from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $272,227 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at October 31, 2014.

Note 9 – Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at October 31, 2014 and July 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at October 31, 2014 are all currently exercisable with a weighted-average remaining life of 3.06 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $517,466 within the Company’s consolidated statements of operations for the three months ended October 31, 2014 and a gain of $1,048,859 within the Company’s consolidated statements of operations for the three months ended October 31, 2013, which is included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair value of the warrants at October 31, 2014 and July 31, 2014 was $2,118,177 and $2,635,643, respectively, which is reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2013 until October 31, 2014:

	Value	No. of Warrants
Balance at August 1, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(3,362,497)	n/a
Balance at July 31, 2014 – Derivative warrant liability	$2,635,643	239,788,852
Decrease in fair value of derivative warrant liability	(517,466)	n/a
Balance at October 31, 2014 – Derivative warrant liability	$2,118,177	239,788,852

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2014 and July 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the October 31, 2014 and July 31, 2014 fair value calculations were as follows:

	October 31, 2014	July 31, 2014
Current exercise price	$0.03	$0.03
Time to expiration	3.1 years	3.3 years
Risk-free interest rate	0.95%	1.02%
Estimated volatility	72%	80%
Dividend	0	0
Stock price at period end date	$0.0201	$0.021

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $524,576 and $719,088 at October 31, 2014 and July 31, 2014, respectively.

The key inputs used in the fair value calculation at October 31, 2014 and July 31, 2014 were as follows:

	October 31, 2014	July 31, 2014
Underlying number of units of convertible preferred stock	2,075	2,075
Underlying number of units of warrants	69,166,667	69,166,667
Current exercise price of warrants	$0.03	$0.03
Current conversion price of preferred stock	$0.03	$0.03
Time to expiration	0.40 years	0.65 years
Risk-free interest rate	0.05%		%
Estimated volatility	57%	61%
Dividend	0	0
Stock price at period end date	$0.0201	$0.021

The partial exercise of the additional investment rights in the quarter ended January 31, 2014, resulted in a transfer from the derivative liability to additional paid in capital of $237,566, which was the estimated fair value of the additional investment rights exercised as of the date of exercise on January 15, 2014. The revaluation of the additional investment rights in the three-month period ended October 31, 2014, resulted in the recognition of a gain of $194,512 and in the quarter ended October 31, 2013, the revaluation resulted in the recognition of a gain of $828,428. The gains are recorded within the Company's consolidated statements of operations under the caption "Change in fair value of derivative liabilities".

Note 10 – Income from Assets Held for Investment, net:

In August 2013, the Company sold a property which was held for investment for gross proceeds after real estate commissions of $883,780. This property had a net book value of $694,911, resulting in an accounting gain of $188,869 which is included in income from assets held for investment, net on the interim consolidated statement of operations. The property was secured by a mortgage which was discharged upon the sale. After the discharge of the mortgage ($606,806), as well as legal fees, interest, penalties and other costs ($73,628 in aggregate), the sale resulted in net cash proceeds to the Company of $203,346.

Note 11 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2014 and 2013. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2014.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2014 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

·	our expectations concerning product candidates for our technologies;

·	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions and joint ventures;

·	our expectations of when different phases of clinical activity may commence and conclude;

·	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and

·	our expectations of when commercial sales of our products may commence and when actual revenue from the product sales may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

·	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;

·	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;

·	the inherent uncertainties associated with clinical trials of product candidates;

·	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;

·	the inherent uncertainties associated with commercialization of products that have received regulatory approval;

·	the decline in our stock price;

·	our ability to pay dividends on our recently issued preferred stock; and

·	our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $369,898,699 at October 31, 2014. As of October 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2014 or the first quarter of fiscal 2015, nor are any expected during the remainder of fiscal 2015.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the first quarter of the 2015 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2014 or thus far in fiscal 2015 and do not currently have plans to expend further resources on these products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2014, we have received only limited revenues from operations. We did not have any revenue for the three months ended October 31, 2014 or in the fiscal year ended July 31, 2014

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the three months ended October 31, 2014, approximately 50% of our $408,296 in research and development expenses was attributable to insulin and platform technology development.  During the three months ended October 31, 2013, approximately 23% of our $536,174 in research and development expenses was attributable to insulin and platform technology development.

During the three months ended October 31, 2014, approximately 50% of our $408,296 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 77% of our $536,174 in research and development expenses for the three months ended October 31, 2013.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Revenue Recognition. Net sales are recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for us. In the event where the customers have the right of return, sales are deferred until the right of return lapses, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of October 31, 2014, there were no indications of any impairments of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. There have been no patent write downs or disposals in fiscal 2014 or in the 2015 fiscal year to date.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of October 31, 2014 and July 31, 2014, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2014 compared to three months ended October 31, 2013

We had net income for the quarter ended October 31, 2014 of $49,623 versus net income of $530,094 in the corresponding quarter of the prior fiscal year. The income in this year’s fiscal quarter was caused primarily by the gain due to the change in fair value of the derivative liabilities of $711,978 and the gain on extinguishment of debt of $327,839, offset by operating expenses of $908,469, while in the prior year the gain due to the change in fair value of the derivative liabilities was $1,877,287 and operating expenses were $1,443,051. Our operating loss for the quarter ended October 31, 2014 decreased to $908,469 compared to $1,443,051 in the same fiscal quarter of 2014. The decrease in operating loss resulted from a decrease in research and development expenses (to $408,296 from $536,174) and a decrease in general and administrative expenses (to $500,173 from $906,877). We did not have any revenues in either of the quarters ended October 31, 2014 and 2013.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no installments to the contract research organization for the Antigen Phase II clinical trial. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. In the general and administrative expense category, a reduction in professional services expenses of approximately $288,000, in addition to a decrease in office and facilities related expenses of approximately $118,000, accounted for the majority of the reduction in this category as compared to the first quarter of fiscal 2014.

Our interest expense in the first quarter of fiscal 2015 was $81,734 compared to the previous year’s fiscal quarter at $97,772. We did not have any income from assets held for investment (net of expense) in the first quarter of fiscal 2015 compared to $193,607 in the same quarter of the previous fiscal year, as we sold all these properties in the prior fiscal year. Change in fair value of derivative liabilities contributed a gain of $711,978 in the first quarter of fiscal 2015 compared to a gain of $1,877,287 in the first quarter of fiscal 2014. In the quarter ended October 31, 2014 we had a gain on extinguishment of debt of approximately $328,000 related to the final settlement of a previously owed balance to a vendor.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.3 million during fiscal 2014 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment)), our cash balances have been low thus far in fiscal 2015.

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

Although stockholders approved a reverse split proposal at our annual general meeting held on May 22, 2014, which approval allows the Board to implement a reverse split in its discretion and is not contingent upon listing our common stock on a national stock exchange, the terms of the securities purchase agreements that we entered into on January 14, 2014 and March 27, 2014 prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

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

As of October 31, 2014, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At October 31, 2014, outstanding warrants issued in connection with the June, August and September 2009 registered direct offerings, the April, May and June 2010 sales to Seaside and the January to April 2011, February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08 and currently to $0.03 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August 2012 and December 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this quarterly report.

As of October 31, 2014, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Three months ended October 31, 2014

For the three months ended October 31, 2014, we used $1,035,648 in cash to fund our operating activities. The use for operating activities included net income of $49,623, changes to working capital including a decrease of $601,072 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $32,294.

The use of cash was offset by non-cash expenses of $115,912 related to depreciation and amortization, stock-based compensation issued in exchange for services rendered by consultants of $21,050 and common stock issued for interest on our convertible preferred stock of $58,523. There was also a year-to-date non-cash gain of $711,978 related to the fair valuation of the derivative liabilities at October 31, 2014.

We had net cash used in investing activities of $13,887 in the three months ended October 31, 2014, representing costs incurred for patents.

We had cash provided by financing activities in the three months ended October 31, 2014 of $542, which pertained to proceeds from cash exercises of stock options.

Our net working capital deficiency at October 31, 2014 increased to $5,261,792 from negative $4,786,981 at July 31, 2014, which was attributed largely to cash used in operations for the three-month period ended October 31, 2014.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of October 31, 2014, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of October 31, 2014, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2014, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2014, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2014, 2,000 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 66,666,666 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 18,585,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2014, 1,067 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 35,558,332 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 10,661,025 shares of common stock were issued as “make-whole payments” on such conversions.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, for further descriptions of our transactions with related parties during the last fiscal year.

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification. We adopted this guidance effective for the Company’s annual fiscal year ended July 31, 2014. The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the consolidated statements of operations, statements of changes in stockholders’ deficiency and statements of cash flows, as well as the removal of the subheading “A Development Stage Company” from the consolidated financial statements and the notes to the consolidated financial statements.

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

As of October 31, 2014, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

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

While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of October 31, 2014, there were 239,788,852 warrants outstanding subject to price protection provisions with an estimated fair value of $2,118,177 or $0.009 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2014, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2014, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 6 – Commitments and Contingencies (Pending Litigation) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2014, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreements that we entered into on January 14, 2014 and March 27, 2014 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until January 14, 2015 and March 27, 2015, respectively. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $369,898,699 at October 31, 2014. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $369,898,699 at October 31, 2014, and our consolidated balance sheet reflected a stockholders’ deficiency of $5,956,803 at that date. We received a report from our independent auditors for the year ended July 31, 2014 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At October 31, 2014, there were 257,331,254 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in June, August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014. In addition, in connection with the private placements that closed on June 17, 2013 and March 27, 2014, an additional 34,441,666 shares of common stock are issuable upon conversion of the remaining Series E and F 9% Convertible Preferred Stock at October 31, 2014. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 37% of the shares of common stock outstanding at October 31, 2014.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2014, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2015.   During the three months ended October 31, 2014, we issued or committed to issue 450,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2014.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: December 12, 2014	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: December 12, 2014	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer
31

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

32