Form 10-Q
period 2015-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2015-03-06
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 791,538,649 as of March 6, 2015.

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2015	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 1,609,867	$ 3,269,489
Other current assets	99,775	201,314
Total Current Assets	1,709,642	3,470,803

Property and Equipment, Net	3,743	5,293
Patents, Net	1,882,819	2,046,361

TOTAL ASSETS	$ 3,596,204	$ 5,522,457

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 5)	$ 7,534,169	$ 8,034,122
Deferred revenue	223,662	223,662
Total Current Liabilities	7,757,831	8,257,784

Derivative Warrant Liability (Note 8 and 9)	1,490,858	2,635,643

Derivative Additional Investment Rights Liability (Note 8 and 9)	743,198	719,088

Total Liabilities	9,991,887	11,612,515

Commitments and Contingencies (Note 6)

Stockholders’ Deficiency (Note 8):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares,
25 and 25 issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares,
1,008 and 1,225 issued shares at January 31, 2015 and July 31, 2014, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
January 31, 2015 and July 31, 2014, respectively; 791,538,649 and 778,512,092
issued and outstanding at January 31, 2015 and July 31, 2014, respectively	791,538	778,512
Additional paid-in capital	362,420,085	362,307,678
Accumulated deficit	(370,410,615)	(369,948,322)
Accumulated other comprehensive income	803,309	772,074
Total Stockholders’ Deficiency	(6,395,683)	(6,090,058)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 3,596,204	$ 5,522,457

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2015	2014	2015	2014
Operating Expenses:
Research and development	$ 222,384	$ 213,599	$ 630,680	$ 749,773
General and administrative	612,763	797,262	1,112,936	1,704,139
Total Operating Expenses	835,147	1,010,861	1,743,616	2,453,912

Operating Loss	(835,147)	(1,010,861)	(1,743,616)	(2,453,912)

Other Income/(Expense):
Income from assets held for investment, net (Note 10)	--	--	--	193,607
Interest income	2	23	11	46
Interest expense	(85,468)	(67,608)	(167,202)	(165,380)
Change in fair value of derivative liabilities (Note 9)	408,697	(2,107,844)	1,120,675	(230,557)
Gain on extinguishment of debt (Note 5)	--	--	327,839	--

Net Loss (Note 4)	(511,916)	(3,186,290)	(462,293)	(2,656,196)

Preferred Stock Dividend (Note 8)	--	408,279	--	408,279

Net Loss Available to Common Stockholders	$ (511,916)	$ (3,594,569)	$ (462,293)	$ (3,064,475)

Net Loss per Common Share (Note 7)
Basic and diluted	$ (0.001)	$ (0.006)	$ (0.001)	$ (0.005)

Shares Used to Compute Loss per Share (Note 7)
Basic and diluted	789,848,649	627,522,138	784,906,679	611,449,549

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended January 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss)/income	$ (462,293)	$ (2,656,196)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	203,430	191,795
Stock compensation expense	--	262,871
Common stock issued for services rendered	66,369	207,000
Gain on disposal of property and equipment	--	(188,869)
Common stock issued as make-whole payments on preferred stock	58,523	244,350
Change in fair value of derivative liabilities	(1,120,675)	230,557
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(449,930)	51,665
Deferred revenue	--	(1,181)
Other current assets	99,764	(5,617)
Net Cash Used in Operating Activities	(1,604,812)	(1,663,625)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	--	883,780
Costs incurred for patents	(46,587)	(34,674)
Net Cash (Used in)/Provided by Investing Activities	(46,587)	849,106

Cash Flows From Financing Activities:
Repayment of long-term debt	--	(606,806)
Proceeds from exercise of warrants, net	--	2,121,961
Proceeds from exercise of stock options	542	526
Proceeds from issuance of preferred stock, net	--	750,000
Net Cash Provided by Financing Activities	542	2,265,681

Effect of Exchange Rates on Cash	(8,765)	(18,904)

Net (Decrease)/Increase in Cash and Cash Equivalents	(1,659,622)	1,432,258

Cash and Cash Equivalents, Beginning of Period	3,269,489	1,708,954

Cash and Cash Equivalents, End of Period	$ 1,609,867	$ 3,141,212

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$ -	$ 35,541

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three and six-month periods ended January 31, 2015 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $370 million and a working capital deficiency of approximately $6.0 million at January 31, 2015. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014 (see Note 10).

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management will be limited in the financing activities that the Company undertakes in the near future as the securities purchase agreement that the Company entered into on March 27, 2014 with certain investors prohibits the Company from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in those transactions; and (ii) issuing additional debt or equity securities with variable conversion or exercise prices until March 27, 2015. Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued guidance regarding Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance will be effective for the Company’s first quarter of the fiscal year ended July 31, 2017. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

In August 2014, the FASB issued guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance will be effective for the Company’s fiscal year ended July 31, 2017 and subsequent interim periods. The Company is currently evaluating the impact of this accounting standard update on its consolidated financial statements.

Note 3 – Stock-Based Compensation:

As of January 31, 2015, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At January 31, 2015, there were 2,338,916 and 81,530,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the two quarters ended January 31, 2015 or in the fiscal year ended July 31, 2014.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the six months ended January 31, 2015:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

Outstanding, August 1, 2014	37,964,390	$0.061
Less: Forfeited or expired	1,215,000	0.716
Less: Exercised	542,154	0.001	9,488
Outstanding, January 31, 2015	36,207,236	$0.040	$480,633
Exercisable, January 31, 2015	36,207,236	$0.040	$480,633

The 36,207,236 outstanding options at January 31, 2015 had a weighted average remaining contractual term of 3.1 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the six months ended January 31, 2015. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at January 31, 2015.

Note 4 – Comprehensive Income and Loss:

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2015, was $484,198. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the three months ended January 31, 2014, was $3,173,721.

Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2015, was $431,058. Comprehensive loss, which includes net loss and the change in the foreign currency translation account, for the six months ended January 31, 2014, was $2,641,950.

Note 5 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	January 31, 2015	July 31, 2014
Accounts Payable and Accruals – General and Administrative	$3,126,199	$3,208,069
Accounts Payable and Accruals – Research and Development	3,591,645	3,955,543
Accounts Payable and Accruals – Selling and Marketing	326,356	3,955,543
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 8)	278,978	337,500
Executive Compensation and Directors’ Fees Payable	210,991	205,943
Total	$7,534,169	$8,034,122

In the six months ended January 31, 2015 the Company had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor. This is reported on the Company’s consolidated statement of operations under the caption “Gain on extinguishment of debt” and is included in the changes in accounts payable and accrued expenses category in the consolidated statement of cash flows.

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

Note 7 – Net Income (Loss) Per Share (“EPS”):

Basic EPS and Diluted EPS for the three and six-month periods ended January 31, 2015 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 319,509,495 incremental shares at January 31, 2015, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during these periods.

Basic EPS and Diluted EPS for the three and six-month periods ended January 31, 2014 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 259,678,976 incremental shares at January 31, 2014, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during these periods.

Note 8 – Stockholders’ Deficiency:

Common Stock

During the six months ended January 31, 2015, the Company issued or committed to issue 2,460,000 shares of common stock to various consultants for services rendered in the amount of $66,369.

During the six months ended January 31, 2015, the Company issued 7,225,001 shares of common stock in conjunction with the conversion of 217 shares of the Series F 9% Convertible Preferred Stock and 2,799,402 shares of common stock as “make-whole” dividend payments on the Series F 9% Convertible Preferred Stock.

During the six months ended January 31, 2015, the Company received cash proceeds of $542 from exercises of options at $0.001 per share.  The Company issued 542,154 shares of common stock as a result of these exercises.

The stockholders’ deficiency transactions for the six months ended January 31, 2015, including the transactions described above are summarized below:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stockholders' Deficiency

Balance at August 1, 2014	778,512,092	$778,512	$362,307,678	$(6,090,058)
Issuance of common stock on conversion of convertible preferred stock	7,225,001	7,225	(7,225)	—
Issuance of common stock as make-whole payments on convertible preferred stock	2,799,402	2,799	55,723	58,523
Issuance of common stock for services	2,460,000	2,460	63,909	66,369
Exercise of stock options	542,154	542	—	542
Balance at January 31, 2015	791,538,649	$791,538	$366,244,351

Other changes to Stockholders' Deficiency
Net loss for six months ended January 31, 2015				462,293
Currency translation adjustment				31,235
Stockholders' Deficiency at January 31, 2015				$(6,395,683)

Warrants

There are 248,860,593 warrants outstanding as of January 31, 2015. During the six months ended January 31, 2015, 8,470,661 warrants, which had an average exercise price of $0.76 per warrant, expired. There were no warrants issued, or exercised for the six months ended January 31, 2015. The outstanding warrants at January 31, 2015 have a weighted average exercise price of $0.062 per share and have a weighted average remaining life of 2.71 years.

As of January 31, 2015, the Company has 239,788,852 warrants with a current exercise price of $0.03 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 9 - Derivative Liabilities below. As of January 31, 2015, there were a total of 239,788,852 warrants with an estimated fair value of $1,490,858, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

As of January 31, 2015, 2,000 of the 2,025 originally issued shares of Series E convertible preferred stock had been converted to common stock. There were 66,666,666 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 18,585,193 shares of common stock issued as “make-whole payments” on such conversions. As of January 31, 2015, 1,067 of the 2,075 originally issued shares of Series F convertible preferred stock had been converted to common stock. There were 35,558,332 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 10,661,025 shares of common stock issued as “make-whole payments” on such conversions.

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

The initial “make-whole payments” of $216,000 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $6,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at January 31, 2015.

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

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $272,227 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 5) at January 31, 2015.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at January 31, 2015 and July 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at January 31, 2015 are all currently exercisable with a weighted-average remaining life of 2.81 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $1,144,785 within the Company’s consolidated statements of operations for the six months ended January 31, 2015 and a loss of $230,557 within the Company’s consolidated statements of operations for the six months ended January 31, 2014, which are included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at January 31, 2015 and July 31, 2014 were $1,490,858 and $2,635,643, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2013 until January 31, 2015:

	Value	No. of Warrants
Balance at August 1, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(3,362,497)	n/a
Balance at July 31, 2014 – Derivative warrant liability	$2,635,643	239,788,852
Decrease in fair value of derivative warrant liability	(1,144,785)	n/a
Balance at January 31, 2015 – Derivative warrant liability	$1,490,858	239,788,852

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of January 31, 2015 and July 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the January 31, 2015 and July 31, 2014 fair value calculations were as follows:

	January 31, 2015	July 31, 2014
Current exercise price	$0.03	$0.03
Time to expiration	2.8 years	3.3 years
Risk-free interest rate	0.77%	1.02%
Estimated volatility	73%	80%
Dividend	-0-	-0-
Stock price at period end date	$0.0159	$0.0210

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The fair value of the derivative liability associated with the additional investment rights was determined to be $743,198 and $719,088 at January 31, 2015 and July 31, 2014, respectively.

The key inputs used in the fair value calculation at January 31, 2015 and July 31, 2014 were as follows:

	January 31, 2015	July 31, 2014
Underlying number of units of convertible preferred stock	2,075	2,075
Underlying number of units of warrants	69,166,667	69,166,667
Current exercise price of warrants	$0.03	$0.03
Current conversion price of preferred stock	$0.03	$0.03
Time to expiration	0.15 years	0.65 years
Risk-free interest rate	0.02%	0.09%
Estimated volatility	132%	61%
Dividend	-0-	-0-
Stock price at period end date	$0.0159	$0.021

The partial exercise of the additional investment rights in the quarter ended January 31, 2014, resulted in a transfer from the derivative liability to additional paid in capital of $237,566, which was the estimated fair value of the additional investment rights exercised as of the date of exercise on January 15, 2014. The revaluation of the additional investment rights in the six-month period ended January 31, 2015, resulted in the recognition of a loss of $24,109 and in the six-month period ended January 31, 2014, the revaluation resulted in the recognition of a gain of $892,399. The gains are recorded within the Company’s consolidated statements of operations under the caption “Change in fair value of derivative liabilities”.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2015 and 2014. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2015.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2015 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $370,410,615 at January 31, 2015. As of January 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2014 or the first two quarters of fiscal 2015, nor are any expected during the remainder of fiscal 2015.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the second quarter of the 2015 fiscal year.

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

In May 2009, Mannkind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA® (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA®. Mannkind received FDA approval in June 2014 and this product is now available commercially in the United States. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended January 31, 2015, we have received only limited revenues from operations. We did not have any revenue for the six months ended January 31, 2015 or in the fiscal year ended July 31, 2014

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2015, approximately 45% of our $630,680 in research and development expenses was attributable to insulin and platform technology development.  During the six months ended January 31, 2014, approximately 25% of our $749,773 in research and development expenses was attributable to insulin and platform technology development.

During the three months ended January 31, 2015, approximately 55% of our $630,680 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 75% of our $749,773 in research and development expenses for the three months ended January 31, 2014.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of January 31, 2015, there were no indications of any impairments of our long-lived assets.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of January 31, 2015 and July 31, 2014, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended January 31, 2015 compared to three months ended January 31, 2014

We had a net loss for the quarter ended January 31, 2015 of $511,916 versus a net loss of $3,186,290 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was caused primarily by our operating expenses of $835,147, partially offset by the gain due to the change in fair value of the derivative liabilities of $408,697, while in the prior year the loss was due primarily to operating expenses of $1,010,861 in addition to a loss due to the change in fair value of the derivative liabilities of $2,107,844. Our operating loss for the quarter ended January 31, 2015 decreased to $835,147 compared to $1,010,861 in the same fiscal quarter of 2014.  The decrease in operating loss resulted from a decrease in in general and administrative expenses (to $612,763 from $797,262), offset by a slight increase in research and development expenses (to $222,384 from $213,599). We did not have revenue in either of the quarters ended January 31, 2015 or 2014.

The slight increase in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to expenditures related to the reformulation of our buccal insulin product. In the general and administrative expense category, a reduction in professional services expenses of approximately $87,000, in addition to small decreases in other categories, accounted for the majority of the reduction in this category as compared to the second quarter of fiscal 2014.

Our interest expense in the second quarter of fiscal 2015 was $85,468 compared to the previous year’s fiscal quarter at $67,608.   Change in fair value of derivative liabilities contributed a gain of $408,697 in the second quarter of fiscal 2015 compared to a loss of $2,107,844 in the second quarter of fiscal 2014.

Six months ended January 31, 2015 compared to six months ended January 31, 2014

We had a net loss for the six months ended January 31, 2015 of $462,293 versus a net loss of $2,656,196 in the corresponding six months of the prior fiscal year. The loss in this year’s fiscal six months was caused primarily by our operating expenses of $1,743,616, partially offset by the gain due to the change in fair value of the derivative liabilities of $1,120,675, while in the prior year the loss was due primarily to operating expenses of $2,453,912. Our operating loss for the six months ended January 31, 2015 decreased to $1,743,616 compared to $2,453,912 in the same fiscal period of 2014.  The decrease in operating loss resulted from a decrease in research and development expenses (to $630,680 from $749,773) and a decrease in in general and administrative expenses (to $1,112,936 from $1,704,139). We did not have revenue in either of the six-month periods ended January 31, 2015 or 2014.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no installments to the contract research organization for the Antigen Phase II clinical trial, offset partially by expenditures related to the reformulation of our buccal insulin product. In the general and administrative expense category, a reduction in professional services expenses of approximately $375,000, a decrease in rent of approximately $121,000 due to downsizing our office space in Massachusetts, in addition to small decreases in other categories, accounted for the majority of the reduction in this category as compared to the first six months of fiscal 2014.

Our interest expense in the first six months of fiscal 2015 was $167.202 compared to the previous year’s fiscal six months at $165,380.  Change in fair value of derivative liabilities contributed a gain of $1,120,675 in the first six months of fiscal 2015 compared to a loss of $230,557 in the first six months of fiscal 2014. We did not have any income from assets held for investment (net of expense) in the first two quarters of fiscal 2015 compared to $193,607 in the same period of the previous fiscal year, as we sold all these properties in the prior fiscal year. In the six months ended January 31, 2015 we had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.2 million during fiscal 2014 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment), our cash balances have been low thus far in fiscal 2015.

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

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.  The securities purchase agreement that we entered into on March 27, 2014 with certain investors prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in that transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until March 27, 2015.

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

Proceeds from Recent Financings

Following is a summary of the equity financing activities that we have completed since the beginning of 2014.

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in the registered direct offering conducted in September 2009 and the warrants issued in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 in connection with the issuance of the Series C 9% Convertible Preferred Stock, Series D 9% Convertible Preferred Stock, Series E 9% Convertible Preferred Stock and Series F 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

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

As of February 28, 2015, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At February 28, 2015, outstanding warrants issued in connection with the September 2009 registered direct offering, the April, May and June 2010 sales to Seaside and the January to April 2011, February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
September 14, 2009	5,157,813	1.00	March 15, 2015

February 1, 2012*	5,675,227	0.03	February 1, 2017

August 10, 2012*	4,999,999	0.03	August 10, 2017

December 10, 2012*	8,324,144	0.03	December 12, 2017

June 17, 2013*	34,166,669	0.03	June 17, 2018

January 15, 2014*	25,666,668	0.03	January 15, 2019

March 27, 2014*	69,166,667	0.03	March 27, 2019

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

As of February 28, 2015, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Six months ended January 31, 2015

For the six months ended January 31, 2015, we used $1,604,812 in cash to fund our operating activities. The use for operating activities included a net loss of $462,293, changes to working capital including a decrease of $449,930 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $99,764.

The use of cash was offset by non-cash expenses of $203,430 related to depreciation and amortization, stock-based compensation issued in exchange for services rendered by consultants of $66,369 and common stock issued for interest on our convertible preferred stock of $58,523. There was also a year-to-date non-cash gain of $1,120,675 related to the fair valuation of the derivative liabilities at January 31, 2015.

We had net cash used in investing activities of $46,587 in the six months ended January 31, 2015, representing costs incurred for patents.

We had cash provided by financing activities in the six months ended January 31, 2015 of $542, which pertained to proceeds from cash exercises of stock options.

Our net working capital deficiency at January 31, 2015 increased to $6,048,189 from negative $4,786,981 at July 31, 2014, which was attributed largely to cash used in operations for the six-month period ended January 31, 2015.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of January 31, 2015, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of January 31, 2015, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2015, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2015, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2015, 2,000 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 66,666,666 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 18,585,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2015, 1,067 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 35,558,332 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 10,661,025 shares of common stock were issued as “make-whole payments” on such conversions.

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

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued guidance regarding Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance will be effective for our first quarter of the fiscal year ended July 31, 2017. We are currently evaluating the impact of this accounting standard update on our consolidated financial statements.

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

As of January 31, 2015, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of January 31, 2015, there were 239,788,852 warrants outstanding subject to price protection provisions with an estimated fair value of $1,490,858 or $0.0062 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2015, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of January 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations.

Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreement that we entered into on March 27, 2014 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until March 27, 2015. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $370,410,615 at January 31, 2015. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $370,410,615 at January 31, 2015, and our consolidated balance sheet reflected a stockholders’ deficiency of $6,395,683 at that date. We received a report from our independent auditors for the year ended July 31, 2014 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At January 31, 2015, there were 248,860,593 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, in the registered direct offerings conducted in August and September 2009, in connection with the sales to Seaside 88, LP in April, May and June 2010 and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014. In addition, in connection with the private placements that closed on June 17, 2013 and March 27, 2014, an additional 34,441,666 shares of common stock are issuable upon conversion of the remaining Series E and F 9% Convertible Preferred Stock at January 31, 2015.

Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 36% of the shares of common stock outstanding at January 31, 2015.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement, the registered direct offerings in August and September 2009 and in connection with the sales to Seaside in April, May and June 2010 and the private placements in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2015, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2015.   During the three months ended January 31, 2015, we issued or committed to issue 450,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued or committed to issue shares of our common stock to Ilace Therapeutics, a consultant, pursuant to an agreement to provide us with research services through January 31, 2015.  During the three months ended January 31, 2015, we issued or committed to issue 560,000 shares of common stock to Ilace Therapeutics pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lakshmi Kotra, the principle of Ilace Therapeutics, is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2015.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 6, 2014	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: March 6, 2014	By:	/s/ Stephen Fellows
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