Form 10-Q
period 2015-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2015-06-05
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

☐  Yes ☒  No

The number of outstanding shares of the registrant's common stock, par value $.001, was 806,477,610 as of June 5, 2015.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets -
April 30, 2015 (unaudited) and July 31, 2014	1

Consolidated Statements of Comprehensive Income - For the three and nine-month
periods ended April 30, 2015 and 2014 (unaudited)	2

Consolidated Statements of Cash Flows - For the nine-month
periods ended April 30, 2015 and 2014 (unaudited)	3

Notes to Consolidated Financial Statements (unaudited)	4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	26

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3. Defaults Upon Senior Securities	29

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	29

Item 6. Exhibits	29

Signatures	30

-i-

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2015	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 925,926	$ 3,269,489
Other current assets	48,992	201,314
Total Current Assets	974,918	3,470,803

Property and Equipment, Net	3,520	5,293
Patents, Net	1,835,267	2,046,361

TOTAL ASSETS	$ 2,813,705	$ 5,522,457

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$ 7,622,479	$ 8,034,122
Deferred revenue	223,662	223,662
Total Current Liabilities	7,846,141	8,257,784

Derivative Warrant Liability (Note 7 and 8)	2,689,240	2,635,643

Derivative Additional Investment Rights Liability (Note 7 and 8)	--	719,088

Total Liabilities	10,535,381	11,612,515

Commitments and Contingencies (Note 5)

Stockholders’ Deficiency (Note 7):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares,
25 and 25 issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares,
838 and 1,225 issued shares at April 30, 2015 and July 31, 2014, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at
April 30, 2015 and July 31, 2014, respectively; 806,477,610 and 778,512,092
issued and outstanding at April 30, 2015 and July 31, 2014, respectively	806,477	778,512
Additional paid-in capital	362,484,863	362,307,678
Accumulated deficit	(371,806,772)	(369,948,322)
Accumulated other comprehensive income	793,756	772,074
Total Stockholders’ Deficiency	(7,721,676)	(6,090,058)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 2,813,705	$ 5,522,457

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	April 30,		April 30,
	2015	2014	2015	2014
Operating Expenses:
Research and development	$ 224,026	$ 348,104	$ 854,706	$ 1,097,877
General and administrative	627,575	894,745	1,740,511	2,598,884
Total Operating Expenses	851,601	1,242,849	2,595,217	3,696,761

Operating Loss	(851,601)	(1,242,849)	(2,595,217)	(3,696,761)

Other Income/(Expense):
Income from assets held for investment, net (Note 9)	--	--	--	193,607
Interest income	--	523	11	569
Interest expense	(89,372)	(78,126)	(256,574)	(243,506)
Change in fair value of derivative liabilities (Note 8)	(455,184)	1,591,375	665,491	1,360,818
Gain on extinguishment of debt (Note 4)	--	--	327,839	--

Net Income/(Loss) Before Undernoted	(1,396,157)	270,923	(1,858,450)	(2,385,273)

Minority Interest Share of Loss	--	--	--	--

Net Income/(Loss)	(1,396,157)	270,923	(1,858,450)	(2,385,273)

Preferred Stock Dividend (Note 7)	--	1,420,050	--	1,828,329

Net Loss Available to Common Stockholders	$ (1,396,157)	$ (1,149,127)	$ (1,858,450)	$ (4,213,602)

Net Loss per Common Share (Note 6)
Basic and diluted	$ (0.002)	$ (0.002)	$ (0.002)	$ (0.006)

Shares Used to Compute Loss per Share (Note 6)
Basic and diluted	791,855,062	727,041,541	787,175,380	649,133,385

Other Comprehensive Income/(Loss):
Change in foreign currency translation adjustments	(9,553)	(4,613)	21,682	9,633
Other Comprehensive Income/(Loss)	(9,553)	(4,613)	21,682	9,633

Comprehensive Income/(Loss)	(1,405,710)	266,310	(1,836,768)	(2,375,640)

Preferred Stock Dividend (Note 7)	--	1,420,050	--	1,828,329

Comprehensive Loss Available to Common Stockholders	$ (1,405,710)	$ (1,153,740)	$ (1,836,768)	$ (4,203,969)

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Nine Months
	Ended April 30,
	2015	2014
Cash Flows From Operating Activities:
Net (loss)/income	$ (1,858,450)	$ (2,385,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	291,404	280,743
Stock compensation expense	--	262,871
Common stock issued for services rendered	94,312	360,500
Gain on disposal of property and equipment	--	(188,869)
Common stock issued as make-whole payments on preferred stock	104,423	522,450
Change in fair value of derivative liabilities	(665,491)	(1,360,818)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(378,275)	(300,383)
Deferred revenue	--	(1,181)
Other current assets	150,565	51,003
Net Cash Used in Operating Activities	(2,261,512)	(2,758,957)

Cash Flows From Investing Activities:
Proceeds from sale of property and equipment	--	883,780
Costs incurred for patents	(84,389)	(61,812)
Net Cash (Used in)/Provided by Investing Activities	(84,389)	821,968

Cash Flows From Financing Activities:
Repayment of long-term debt	--	(606,806)
Proceeds from exercise of warrants, net	--	2,301,944
Proceeds from exercise of stock options	6,416	526
Proceeds from issuance of preferred stock, net	--	2,770,000
Net Cash Provided by Financing Activities	6,416	4,465,664

Effect of Exchange Rates on Cash	(4,078)	(18,894)

Net (Decrease)/Increase in Cash and Cash Equivalents	(2,343,563)	2,509,781

Cash and Cash Equivalents, Beginning of Period	3,269,489	1,708,954

Cash and Cash Equivalents, End of Period	$ 925,926	$ 4,218,735

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$ -	$ 35,542

The Notes to the Interim Consolidated Financial Statements are an integral part of these statements.

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three and nine-month periods ended April 30, 2015 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying interim statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $372 million and a working capital deficiency of approximately $6.9 million at April 30, 2015. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014 (see Note 9).

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

Note 2 – Effects of Recent Accounting Pronouncements:

Recently Adopted Accounting Pronouncements

In June 2014, the FASB issued guidance regarding the elimination of the reporting requirement for development stage entities and removed the definition of development stage entity from the Accounting Standards Codification. The Company has adopted this guidance effective for the Company’s annual fiscal year ended July 31, 2014. The adoption of this new accounting guidance resulted in the elimination of the inception-to-date financial information in the consolidated statements of comprehensive income, statements of changes in stockholders’ deficiency and statements of cash flows, as well as the removal of the subheading “A Development Stage Company” from the interim statements and the notes to the interim statements.

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

Note 3 – Stock-Based Compensation:

As of April 30, 2015, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At April 30, 2015, there were 2,338,916 and 81,530,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the three quarters ended April 30, 2015 or in the fiscal year ended July 31, 2014.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the nine months ended April 30, 2015:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value

Outstanding, August 1, 2014	37,964,390	$0.061
Less: Forfeited or expired	1,215,000	0.716
Less: Exercised	6,416,316	0.001	129,908
Outstanding, April 30, 2015	30,333,074	$0.048	$567,236
Exercisable, April 30, 2015	30,333,074	$0.048	$567,236

The 30,333,074 outstanding options at April 30, 2015 had a weighted average remaining contractual term of 2.8 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the nine months ended April 30, 2015. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at April 30, 2015.

Note 4 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	April 30, 2015	July 31, 2014
Accounts Payable and Accruals – General and Administrative	$3,127,111	$3,208,069
Accounts Payable and Accruals – Research and Development	3,699,158	3,955,543
Accounts Payable and Accruals – Selling and Marketing	326,586	327,067
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 7)	233,077	337,500
Executive Compensation and Directors’ Fees Payable	236,547	205,943
Total	$7,622,479	$8,034,122

In the nine months ended April 30, 2015 the Company had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor. This is reported on the Company’s consolidated statement of comprehensive income under the caption “Gain on extinguishment of debt” and is included in the changes in accounts payable and accrued expenses category in the consolidated statement of cash flows.

Note 5 – Commitments and Contingencies:

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

Note 6 – Net Income (Loss) Per Share (“EPS”):

Basic EPS and Diluted EPS for the three and nine-month periods ended April 30, 2015 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 306,666,176 incremental shares at April 30, 2015, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during these periods.

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

Note 7 – Stockholders’ Deficiency:

Common Stock

During the nine months ended April 30, 2015, the Company issued or committed to issue 3,470,513 shares of common stock to various consultants for services rendered in the amount of $94,312.

During the nine months ended April 30, 2015, the Company issued 12,891,668 shares of common stock in conjunction with the conversion of 387 shares of the Series F 9% Convertible Preferred Stock and 5,187,021 shares of common stock as “make-whole” dividend payments on the Series F 9% Convertible Preferred Stock.

During the nine months ended April 30, 2015, the Company received proceeds of $6,416 from exercises of options at $0.001 per share.  The Company issued 6,416,316 shares of common stock as a result of these exercises.

The stockholders’ deficiency transactions for the nine months ended April 30, 2015, including the transactions described above are summarized below:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stockholders' Deficiency

Balance at August 1, 2014	778,512,092	$778,512	$362,307,678	$(6,090,058)
Issuance of common stock on conversion of convertible preferred stock	12,891,668	12,892	(12,892)	—
Issuance of common stock as make-whole payments on convertible preferred stock	5,187,021	5,187	99,235	104,423
Issuance of common stock for services	3,470,513	3,471	90,841	94,311
Exercise of stock options	6,416,316	6,416	—	6,416
Balance at April 30, 2015	806,477,610	$806,477	$362,484,862

Other changes to Stockholders' Deficiency
Net loss for six months ended April 30, 2015				1,858,450
Currency translation adjustment				21,862
Stockholders' Deficiency at April 30, 2015				$(7,721,676)

Warrants

There are 239,788,852 warrants outstanding as of April 30, 2015. During the nine months ended April 30, 2015, 17,542,402 warrants, which had an average exercise price of $0.84 per warrant, expired. There were no warrants issued, or exercised for the nine months ended April 30, 2015. The outstanding warrants at April 30, 2015 have a weighted average exercise price of $0.03 per share and have a weighted average remaining life of 2.56 years.

As of April 30, 2015, the Company has 239,788,852 warrants with a current exercise price of $0.03 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 8 - Derivative Liabilities below. As of April 30, 2015, there were a total of 239,788,852 warrants with an estimated fair value of $2,689,240, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

In conjunction with the issuance of the Series E convertible preferred stock in June 2013 and January 2014 and the issuance of the Series F convertible preferred stock in March 2014, the Company also issued 40,833,335, 26,666,668 and 69,166,667 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.03 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 8 – Derivative Liabilities.

In addition, until the first anniversary date of the June 2013 and March 2014 securities purchase agreements, each investor could, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $1,225,000 and $2,075,000, respectively, which units would have terms identical to the units of convertible preferred stock and warrants issued in connection with the June 2013 and March 2014 closings. These additional investment rights of the investors were classified as derivative liabilities and are described further in Note 8 – Derivative Liabilities. On January 15, 2014, certain investors exercised 800 of the 1,225 shares of convertible preferred stock and related warrants available under the additional investment rights. The remaining June 2013 additional investment rights expired on June 17, 2014. The March 2014 additional investment rights expired on March 27, 2015 and none were exercised prior to the expiry date.

As of April 30, 2015, 2,000 of the 2,025 originally issued shares of Series E convertible preferred stock had been converted to common stock. There were 66,666,666 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 18,585,193 shares of common stock issued as “make-whole payments” on such conversions. As of April 30, 2015, 1,237 of the 2,075 originally issued shares of Series F convertible preferred stock had been converted to common stock. There were 41,224,999 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 13,048,644 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series E convertible preferred stock financing

The initial net cash proceeds from the Series E convertible preferred stock financing in January 2014 were $750,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 8 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$750,000
Derivative warrant liability fair value	(942,279)
Other issuance costs (finders’ fee)	(64,000)
Make whole payments liability	(216,000)
Deemed dividend	$(472,279)

The initial “make-whole payments” of $216,000 on the Series E convertible preferred stock were accrued as of the date of the financing and the remaining balance of $6,750 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at April 30, 2015.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial net cash proceeds from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 8 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $233,078 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at April 30, 2015.

Note 8 – Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at April 30, 2015 and July 31, 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of comprehensive income. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at April 30, 2015 are all currently exercisable with a weighted-average remaining life of 2.56 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a loss of $53,597 within the Company’s consolidated statements of operations for the nine months ended April 30, 2015 and a loss of $298,370 within the Company’s consolidated statements of comprehensive income for the nine months ended April 30, 2014, which are included in the consolidated statement of operations under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at April 30, 2015 and July 31, 2014 were $2,689,240 and $2,635,643, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2013 until April 30, 2015:

	Value	No. of Warrants
Balance at August 1, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(3,362,497)	n/a
Balance at July 31, 2014 – Derivative warrant liability	$2,635,643	239,788,852
Increase in fair value of derivative warrant liability	53,597	n/a
Balance at April 30, 2015 – Derivative warrant liability	$2,689,240	239,788,852

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of April 30, 2015 and July 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the April 30, 2015 and July 31, 2014 fair value calculations were as follows:

	April 30, 2015	July 31, 2014
Current exercise price	$0.03	$0.03
Time to expiration	2.6 years	3.3 years
Risk-free interest rate	0.91%	1.02%
Estimated volatility	79%	80%
Dividend	-0-	-0-
Stock price at period end date	$0.0225	$0.0210

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The additional investment rights expired in March 2015 and the value at April 30, 2015 is zero. The fair value of the derivative liability associated with the additional investment rights was determined to be $719,088 at July 31, 2014.

The key inputs used in the fair value calculation at July 31, 2014 were as follows:

July 31, 2014
Underlying number of units of convertible preferred stock	2,075
Underlying number of units of warrants	69,166,667
Current exercise price of warrants	$0.03
Current conversion price of preferred stock	$0.03
Time to expiration	0.65 years
Risk-free interest rate	0.09%
Estimated volatility	61%
Dividend	-0-
Stock price at period end date	$0.021

The partial exercise of the additional investment rights in the quarter ended April 30, 2014, resulted in a transfer from the derivative liability to additional paid in capital of $237,566, which was the estimated fair value of the additional investment rights exercised as of the date of exercise on January 15, 2014. The revaluation of the additional investment rights in the nine-month period ended April 30, 2015, resulted in the recognition of a gain of $719,088 and in the nine-month period ended April 30, 2014, the revaluation resulted in the recognition of a gain of $1,062,448. The gains are recorded within the Company’s consolidated statements of comprehensive income under the caption “Change in fair value of derivative liabilities”.

Note 9 – Income from Assets Held for Investment, net:

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

Note 10 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and nine-month periods ended April 30, 2015 and 2014. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2014, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2015.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2015 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $371,806,772 at April 30, 2015. As of April 30, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2014 or the first three quarters of fiscal 2015, nor are any expected during the remainder of fiscal 2015.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the third quarter of the 2015 fiscal year.

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

In May 2009, Mannkind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA® (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA®. Mannkind received FDA approval in June 2014 and this product is now commercially available in the United States. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended April 30, 2015, we have received only limited revenues from operations. We did not have any revenue for the nine months ended April 30, 2015 or in the fiscal year ended July 31, 2014

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the nine months ended April 30, 2015, approximately 42% of our $854,706 in research and development expenses was attributable to insulin and platform technology development.  During the nine months ended April 30, 2014, approximately 23% of our $1,097,877 in research and development expenses was attributable to insulin and platform technology development.

During the nine months ended April 30, 2015, approximately 58% of our $854,706 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 77% of our $1,097,877 in research and development expenses for the nine months ended April 30, 2014.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of April 30, 2015, there were no indications of any impairments of our long-lived assets.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of April 30, 2015 and July 31, 2014, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended April 30, 2015 compared to three months ended April 30, 2014

We had a net loss for the quarter ended April 30, 2015 of $1,396,157 versus net income of $270,923 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was caused primarily by our operating expenses of $851,601, in addition to the loss due to the change in fair value of the derivative liabilities of $455,184, while in the prior year the net income was due primarily to operating expenses of $1,242,849 offset by a gain due to the change in fair value of the derivative liabilities of $1,591,375. Our operating loss for the quarter ended April 30, 2015 decreased to $851,601 compared to $1,242,849 in the same fiscal quarter of 2014.  The decrease in operating loss resulted from a decrease in in general and administrative expenses (to $627,575 from $894,745) and a decrease in research and development expenses (to $224,026 from $348,104). We did not have revenue in either of the quarters ended April 30, 2015 or 2014.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is due to lower expenditures related to our Antigen clinical trials, as we await final results from the Phase II trial. In the general and administrative expense category, a reduction in professional services expenses of approximately $205,000, in addition to small decreases in other categories, accounted for the majority of the reduction in this category as compared to the third quarter of fiscal 2014.

Our interest expense in the third quarter of fiscal 2015 was $89,372 compared to the previous year’s fiscal quarter at $78,126.   Change in fair value of derivative liabilities contributed a loss of $455,184 in the third quarter of fiscal 2015 compared to a gain of $1,591,375 in the third quarter of fiscal 2014.

Our net income available to shareholders was decreased by $1,420,050 in the third quarter of fiscal 2014 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financing in March 2014. We did not have any deemed dividends in the fiscal 2015 period.

Nine months ended April 30, 2015 compared to nine months ended April 30, 2014

We had a net loss for the nine months ended April 30, 2015 of $1,858,450 versus a net loss of $2,385,273 in the corresponding nine months of the prior fiscal year. The loss in this year’s fiscal nine months was caused primarily by our operating expenses of $2,595,217, partially offset by the gain due to the change in fair value of the derivative liabilities of $665,491, while in the prior year the loss was due primarily to operating expenses of $3,696,761. Our operating loss for the nine months ended April 30, 2015 decreased to $2,595,217 compared to $3,696,761 in the same fiscal period of 2014.  The decrease in operating loss resulted from a decrease in research and development expenses (to $854,706 from $1,097,877) and a decrease in in general and administrative expenses (to $1,740,511 from $2,598,884). We did not have revenue in either of the nine-month periods ended April 30, 2015 or 2014.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to there being no installments to the contract research organization for the Antigen Phase II clinical trial, offset partially by expenditures related to the reformulation of our buccal insulin product. In the general and administrative expense category, a reduction in professional services expenses of approximately $580,000, a decrease in rent of approximately $153,000 due to downsizing our office space in Massachusetts, in addition to small decreases in other categories, accounted for the majority of the reduction in this category as compared to the first nine months of fiscal 2014.

Our interest expense in the first nine months of fiscal 2015 was $256,574 compared to the previous year’s fiscal nine months at $243,506.  Change in fair value of derivative liabilities contributed a gain of $665,491 in the first nine months of fiscal 2015 compared to a gain of $1,360,818 in the first nine months of fiscal 2014. We did not have any income from assets held for investment (net of expense) in the first three quarters of fiscal 2015 compared to $193,607 in the same period of the previous fiscal year, as we sold all these properties in the prior fiscal year. In the nine months ended April 30, 2015 we had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor.

Our net income available to shareholders was decreased by $1,828,329 in the first nine months of fiscal 2014 relating to a preferred stock dividend as a result of the accounting treatment of our convertible preferred stock financings in January 2014 and March 2014. We did not have any deemed dividends in the fiscal 2015 period.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of April 30, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

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

Proceeds from Recent Financings

Following is a summary of the equity financing activities that we have completed since the beginning of the 2014 calendar year.

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

In addition, until the first anniversary date of the securities purchase agreement, each investor could, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000, which units would be identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 closing. These additional exercise rights expired without being exercised in March 2015.

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

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 in connection with the issuance of the Series C 9% Convertible Preferred Stock, Series D 9% Convertible Preferred Stock, Series E 9% Convertible Preferred Stock and Series F 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

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

As of June 1, 2015, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At June 1, 2015, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08 and currently to $0.03 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August 2012 and December 2012.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this quarterly report.

As of June 1, 2015, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Nine months ended April 30, 2015

For the nine months ended April 30, 2015, we used $2,261,512 in cash to fund our operating activities. The use for operating activities included a net loss of $1,858,450, changes to working capital including a decrease of $378,275 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $150,565.

The use of cash was offset by non-cash expenses of $291,404 related to depreciation and amortization, stock-based compensation issued in exchange for services rendered by consultants of $94,312 and common stock issued for interest on our convertible preferred stock of $104,423. There was also a year-to-date non-cash gain of $665,491 related to the fair valuation of the derivative liabilities at April 30, 2015.

We had net cash used in investing activities of $84,389 in the nine months ended April 30, 2015, representing costs incurred for patents.

We had cash provided by financing activities in the nine months ended April 30, 2015 of $6,416, which pertained to proceeds from cash exercises of stock options.

Our net working capital deficiency at April 30, 2015 increased to $6,871,223 from $4,786,981 at July 31, 2014, which was attributed largely to cash used in operations for the nine-month period ended April 30, 2015.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of April 30, 2015, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”. Dividends paid on the Series A Convertible Preferred Stock were $12,383 during the fiscal year ended July 31, 2012.

As of April 30, 2015, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2015, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2015, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2015, 2,000 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 66,666,666 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 18,585,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2015, 1,237 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 41,224,999 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 13,048,644 shares of common stock were issued as “make-whole payments” on such conversions.

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

As of April 30, 2015, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of April 30, 2015, there were 239,788,852 warrants outstanding subject to price protection provisions with an estimated fair value of $2,689,240 or $0.011 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2015, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 5 – Commitments and Contingencies (Pending Litigation) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

As of April 30, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $371,806,772 at April 30, 2015. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $371,806,772 at April 30, 2015, and our consolidated balance sheet reflected a stockholders’ deficiency of $7,721,676 at that date. We received a report from our independent auditors for the year ended July 31, 2014 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At April 30, 2015, there were 239,788,852 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014. In addition, in connection with the private placements that closed on June 17, 2013 and March 27, 2014, an additional 28,775,000 shares of common stock are issuable upon conversion of the remaining Series E and F 9% Convertible Preferred Stock at April 30, 2015. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 33% of the shares of common stock outstanding at April 30, 2015.   Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement and the private placements in February 2012, August 2012, December 2012, June 2013, January 2014 and March 2014, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended April 30, 2015, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2015.   During the three months ended April 30, 2015, we issued or committed to issue 450,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

We have issued or committed to issue shares of our common stock to Ilace Therapeutics, a consultant, pursuant to an agreement to provide us with research services through April 30, 2015.  During the three months ended April 30, 2015, we issued or committed to issue 240,000 shares of common stock to Ilace Therapeutics pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lakshmi Kotra, the principle of Ilace Therapeutics, is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2015.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 5, 2015	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: June 5, 2015	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer
-30-

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

-31-