Form 10-K
period 2015-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2015-10-09
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

Yes  ☒    No  ☐

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

Yes  ☐   No  ☒

As of January 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $12,561,384 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At October 9, 2015, there were 859,223,422 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Proxy Statement for the registrant’s 2016 Annual Meeting of Stockholders, or an amendment to this Annual Report on Form 10-K, to be filed within 120 after the end of the fiscal year ended July 31, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

2

Generex Biotechnology Corporation

Form 10-K

July 31, 2015

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation.

Forward-Looking Statements

Certain matters in this Annual Report on Form 10-K, including, without limitation, certain matters discussed under Item 1 - Business, Item 1A - Risk Factors, and Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Annual Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates," "projects" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth below under Item 1A. Risk Factors. We caution investors that the forward-looking statements contained in this Annual Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Annual Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements made in this Annual Report to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2014 or 2015, nor are any expected to these countries during the remainder of calendar year 2015. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We continue to have discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto (“UHN”), and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use. Results in an animal study performed at the University of Guelph in conjunction with UHN were considered positive and we released the results of the trial in August 2015.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2015 and do not expect any revenues to be recognized in India in the next twelve months.

In December 2008, we, together with our marketing partner Benta S.A., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. The official product launch in Algeria took place in October 2009. To date, we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria and very minimal revenues in Lebanon. We do not anticipate any revenues to be recognized from these jurisdictions in the next twelve months.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have discontinued development and/or sale of their inhalable forms of insulin. MannKind introduced a new pulmonary insulin which was approved by the FDA in 2014, and MannKind subsequently partnered with sanofi-aventis to market the product under the tradename of Afrezza.

Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no pulmonary deposition. We believe that our buccal delivery technology offers several advantages, including the ease of use, portability, avoidance of pulmonary inhalation and safety profile. Furthermore, insulin administered through the Generex Oral-lyn™ RapidMist™ technology is absorbed directly into the blood stream and not only acts rapidly, but returns to baseline quickly, thereby minimizing the chance of developing hypoglycemia.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $372,481,263 at July 31, 2015. As of July 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Our Business Strategy

Our business model focuses on the research and development of diabetes, oncology and infectious diseases drugs.  This business model leverages the expertise of our management team, scientific advisory board and the history of our company. Our goal is to develop next generation drugs for diabetes, oncology and infectious disease by leveraging our buccal delivery technology to administer large and small molecule drugs, including insulin, and proprietary vaccine formulations based upon two Antigen platform technologies to provide innovative biopharmaceutical products that offer the potential for superior efficacy and safety over existing products.  To achieve these goals, the key elements of our strategy include:

•	Completing any additional studies or clinical trials of Generex Oral-lyn™, which may be required in order to obtain regulatory approval in major and other jurisdictions;

•	Enhancing the formulation for Generex Oral-lyn™ to increase effectiveness and to improve the potential for new financing for additional clinical trials.
•	Developing a proprietary portfolio of products for the treatment of diabetes through strategic partnerships licensing and acquisitions;

•	A keystone of Generex’s strategy, announced at the annual meeting of stockholders in June 2011 is the proposed spin-out of Antigen Express as a separate company from Generex. Management believes that this action would allow Antigen to establish value for its immunotherapeutic vaccine technologies separate from the Generex buccal drug delivery platform technologies. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders;

•	Completing the ongoing Phase II clinical trials of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer, conducting a Phase II prostate cancer trial and a Phase I trial in patients with breast or ovarian cancer;

•	Conducting further clinical trials of Antigen’s synthetic peptide vaccines against avian (H5N1) influenza and initiating clinical trial of such vaccines against swine (H1N1) influenza; and

•	Exploring other applications for our RapidMist platform buccal technology; morphine, LWH, fentanyl (all of which have undergone Phase I clinical studies), as well as cell therapy for late stage diabetes.

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

Studies in diabetes have identified a condition closely related to and preceding diabetes, called impaired glucose tolerance (IGT). People with IGT do not usually meet the criteria for the diagnosis of diabetes mellitus. They have normal fasting glucose levels but two hours after a meal their blood glucose level is far above normal. With the increase use of glucose tolerance tests the number of people diagnosed with this pre-diabetic condition is expanding exponentially. Per the 2013 Diabetes Atlas Update, published by the International Diabetes Federation (IDF), approximately 40 million people in the United States and more than 316 million people world-wide suffer from IGT. Generex Oral-lyn™ is an ideal solution to providing meal-time insulin to the millions of IGT sufferers. This therapeutic area is currently being investigated.

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

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas. Other clinical sites participating in the study were located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador. Approximately 450 subjects were enrolled in the program at approximately 70 clinical sites around the world. The Phase III protocol called for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We have had discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing. However we have undertaken a formulation enhancement project with the University Health Network at the University of Toronto (“UHN”) and the University of Guelph, Ontario to increase the amount of insulin reaching the blood stream. Results from an animal study performed at the University of Guelph in conjunction with UHN were released in August 2015 and were considered positive.

In the past, we engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites, project management and documentation; a global central lab service company to arrange for the logistics of kits and blood samples shipment and testing; an Internet-based clinical electronic data management company to assist us with global data entry, project management and data storage/processing of the Phase III clinical trial and regulatory processes. In the past, we have contracted with third-party manufacturers to produce sufficient quantities of the RapidMist™ components, the insulin, and the raw material excipients required for the production of clinical trial batches of Generex Oral-lyn™.

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria.

Other Potential Buccal Products

We have currently ongoing discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds. Memorandums of Understanding have been signed with two companies for the testing of RapidMist technology with both Leuprolide and medical marijuana and clinical work is expected to commence in the latter half of 2015.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials; we expect to use the data collected from these trials in the New Drug Submission that will be prepared concurrently with the progression of the late-stage trials.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.

•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. Generex and Shreya are awaiting a meeting with the DCGI.

•	Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

•	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country.

•	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

Marketing and Distribution

Our strategy is to market our products through collaborative arrangements with companies that have well-established pharmaceutical marketing and distribution capabilities, including expertise in the regulatory approval processes in their respective jurisdictions.

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration and subsequent marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world, including:

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

Our subsidiary Antigen leases office space in Worcester, Massachusetts, which is sufficient for its present needs.

Raw Material Supplies

The excipients used in our formulation are available from numerous sources in sufficient quantities for clinical purposes, and we believe that they will be available in sufficient quantities for commercial purposes when required, although we have not yet attempted to secure a guaranteed commercial supply of any such products. Components suitable for our RapidMist™ brand metered dose inhaler are available from a limited number of potential suppliers, as is the chemical propellant used in the device. The components which now comprise the device are expected to be used in the commercial version of our insulin product in countries where the product has been approved. We do not currently have supply arrangements for commercial quantities with manufacturers for the components and the propellant that we presently use in our RapidMist™ brand metered dose. Reputable and reliable suppliers for these components exist and we believes that we can enter into arrangements for commercial supply with these suppliers when we are ready to commence commercial production.

Insulin is available worldwide from multiple sources. We do not currently have any agreements for the long-term supply of insulin, but we expect that we will be readily able to negotiate such an agreement before further clinical trials or commercial sales commence.

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

Our subsidiary Antigen Express currently holds nine issued U.S. patents and twenty-two other foreign patents.  There are also four pending patent applications worldwide concerning technology for modulating the immune system via activation of antigen-specific helper T lymphocytes. Dr. Robert Humphreys, a retired officer of Antigen, is the listed inventor or co-inventor on many of these patents and patent applications.

The expiration dates of the Antigen U.S. issued patents range from 2016 to 2031.  The expiration dates of the patents issued in other jurisdictions range from 2017 to 2023.

We possess the worldwide manufacturing and marketing rights to our oral insulin product.

Our long-term success will substantially depend upon our ability to obtain patent protection for our technology and our ability to protect our technology from infringement, misappropriation, discovery and duplication. We cannot be sure that any of our pending patent applications will be granted, or that any patents which we own or obtain in the future will fully protect our position. Our patent rights and the patent rights of biotechnology and pharmaceutical companies in general, are highly uncertain and include complex legal and factual issues. We believe that our existing technology and the patents which we hold or for which we have applied do not infringe anyone else's patent rights. We believe our patent rights will provide meaningful protection against others duplicating our proprietary technologies. We cannot be sure of this, however, because of the complexity of the legal and scientific issues that could arise in litigation over these issues. See the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Legal Proceedings” in this annual report on Form 10-K.

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

Buccal Insulin Product

•	MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes. It is a drug-device combination product which administers insulin through inhalation to the lungs. MannKind submitted an NDA to the FDA requesting approval to market AFREZZA® in May 2009. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA®. In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional Phase III studies which are required for AFREZZA®. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA®. MannKind received FDA approval in June 2014 and the product is now commercially available in the United States.

•	Amylin Pharmaceuticals, Inc. received FDA approval in January 2012 for Bydureon, an extended-release injectable formulation, which is the first once-a-week therapy for the treatment of type 2 diabetes.

•	There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in Phase II clinical trials. Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials. Diabetology has developed Capsulin IR, an insulin capsule which is currently in Phase II clinical trials. Access Pharmaceuticals has developed Cobalamin, an oral insulin which is currently in pre-clinical trials. Dance Pharmaceuticals is developing an inhaled insulin product based on Aerogen’s proprietary OnQ Aerosol Generator technology.

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

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. We expended $1,185,384 in the fiscal year ended July 31, 2015 and $1,382,995 in the fiscal year ended July 31, 2014 on research and development. Research and development activities decreased in 2015 from 2014, as we have not initiated any new trials after the completion of the global Phase III clinical trial of our oral insulin product due to lack of available funding.

Financial Information About Geographic Areas

The regions in which we had identifiable assets and revenues and the amounts of such identifiable assets and revenues for each of the last three fiscal years are presented in Note 13 in the Notes to Consolidated Financial Statements in this annual report on Form 10-K. Identifiable assets are those that can be directly associated with a geographic area.

Employees

At September 30, 2015, we had eight full-time employees, including our employees at Antigen. Five of our employees are executive and administrative, two are scientific and technical personnel who engage primarily in development activities and in preparing formulations for testing and clinical trials, and one is engaged in corporate and product promotion. We believe our employee relations are good. None of our employees is covered by a collective bargaining agreement.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing, government regulation and manufacturing. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, Mark Fletcher, President and CEO of Generex, and Eric von Hofe, President of Antigen.

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

As of July 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreement that we entered into on June 24, 2015 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until June 24, 2016. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in 2015, as our partner has to receive approval from the Indian regulatory authority before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $372,481,263 at July 31, 2015. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2015.

To date, we have not been profitable and our accumulated net loss available to shareholders was $372,481,263 at July 31, 2015, and our consolidated balance sheet reflected a stockholders’ deficiency of $8,290,320 at that date. We received a report from our independent auditors for the year ended July 31, 2015 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

We have no products approved for commercial sale at the present time with the exception of Generex Oral-lyn™ in Ecuador, Lebanon, Algeria and India (subject to regulatory approval of a 2012 in-country study). To be profitable, we must not only successfully research, develop and obtain regulatory approval for our products under development, but also manufacture, introduce, market and distribute them once development is completed or find a partner that can perform these activities on our behalf. We have yet to manufacture, market and distribute these products on a large-scale commercial basis, and we do not expect to receive revenues from product sales in the next twelve months. We may not be successful in one or more of these stages of the development or commercialization of our products, and/or any of the products we develop may not be commercially viable. Until we can establish that they are commercially viable products, we will not receive significant revenues from ongoing operations.

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

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon). Preliminary results from the Phase II breast cancer trial suggest a 46% reduction in breast cancer recurrence in low HER2 expressing tumors, together with an excellent safety profile. While preliminary results are promising, they are not statistically significant and final results could deviate. We announced completion of enrollment in the trial in January 2014 and expect completion of the trial and end-of-trial analysis to occur by January 2019, five years after the last patient was enrolled.

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

In addition, we cannot be sure when or if we will be permitted by regulatory agencies to undertake additional clinical trials or to commence any particular phase of clinical trials. Because of this, statements in this Annual Report on Form 10-K or our reports filed with the SEC regarding the expected timing of clinical trials cannot be regarded as actual predictions of when we will obtain regulatory approval for any "phase" of clinical trials.

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

Because a substantial number of patents have been issued in the field of alternative drug delivery and because patent positions can be highly uncertain and frequently involve complex legal and factual questions, the breadth of claims obtained in any application or the enforceability of our patents cannot be predicted. Consequently, we do not know whether any of our pending or future patent applications will result in the issuance of patents or, to the extent patents have been issued or will be issued, whether these patents will be subject to further proceedings limiting their scope, will provide significant proprietary protection or competitive advantage, or will be circumvented or invalidated. Several of our currently issued patents have expired or will expire in the next twelve months.

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

There may be a limited public market for our common stock on the OTCQB market, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

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

Provisions of the Delaware General Corporation Law may prohibit us from making required payments with respect to our Series G 9% Convertible Preferred Stock, which default may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our preferred stock.

We are incorporated in the State of Delaware and are subject to the provisions of the Delaware General Corporation Law (the “DGCL”). Section 170 of the DGCL provides, among other things, that a Delaware corporation may declare and pay dividends upon shares of its capital stock out of its surplus, as defined in and computed in accordance with Sections 154 and 244 of the DGCL.  As of the date hereof, we have 500 shares of our Series G 9% Convertible Preferred Stock outstanding. As of the date hereof, we have sufficient surplus to make dividend payments with respect to our outstanding Series G 9% Convertible Preferred Stock, as well as sufficient surplus to make the make-whole payments that may be due to the holders of our Series G 9% Convertible Preferred Stock, should such make-whole payments be deemed a dividend under the DGCL.  However, our surplus will decrease as we spend our capital on operational activities, unless our spending is offset by capital-raising transactions. If our surplus is less than then-due dividend payments, including make-whole payments if they are deemed a dividend under the DGCL, we will be prohibited by the DGCL from making the dividend or make-whole payment, which may constitute a violation of our certificate of incorporation or a breach of our contractual obligations to the holders of our Series G 9% Convertible Preferred Stock.

Our recent equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At July 31, 2015, there were 512,911,037 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015. In addition, in connection with the private placements that closed on June 17, 2013, March 27, 2014 and June 24, 2015, an additional 78,000,000 shares of common stock are issuable upon conversion of the remaining Series F and G 9% Convertible Preferred Stock at July 31, 2015. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 72% of the shares of common stock outstanding at July 31, 2015. Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the warrants issued in the March 2008 private placement and the private placements in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

We do not expect to need manufacturing capabilities related to our insulin product, as it is likely that we will contract out the manufacturing of product requirements for any future clinical trials and commercial sales.

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

Disputes with Former Officer

On May 20, 2011, our former Chief Financial Officer, Rose Perri filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming as defendants the Company and certain directors of the Company, Mr. Barratt, Ms. Masterson, Mr. McGee, and Mr. Fletcher. In this action, Ms. Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused the Company to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by the Company to third parties believed to be related to Ms. Perri. The Company intends to defend this action and pursue its counterclaim vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Item 4. Mine Safety Disclosures.

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position Held with Generex

Mark A. Fletcher	49	President/Chief Executive Officer, General Counsel and Director

Stephen Fellows	49	Chief Financial Officer

Dr. David Brusegard	71	Chief Operating Officer and Secretary

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

Dr. Gerald Bernstein, M.D., F.A.C.P. graduated from Dartmouth College and Tufts University School of medicine. He is board certified in internal medicine (1966) and endocrinology and metabolism (1973). He entered practice in 1966 after completing a research fellowship. Dr. Bernstein is an associate clinical professor at Albert Einstein College of Medicine in New York. He was an attending physician at Beth Israel Medical Center, Lenox Hill Hospital and Montefiore Medical Center. He served on the National Board of Directors of the American Diabetes Association, its research foundation and many national committees. Dr. Bernstein is a past president of the American Diabetes Association and was Director of the Beth Israel Health Care Systems Diabetes Management Program. He is currently Director of the Diabetes Management Program of The Friedman Diabetes Institute at Beth Israel Hospital in New York. He has served as Vice President for Medical Affairs at Generex Biotechnology Corp. since 2001 and served as a Director of Generex from October 2002 to May 2008.

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

Market Information

Our common stock is quoted on the OTCQB, a tiered marketplace of the OTC Markets Group under the symbol "GNBT". Our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) on June 5, 2003. On October 21, 2010, our common stock was delisted due to our failure to regain compliance with the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below sets forth prices for our common stock for the last eight fiscal quarters. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2015. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low
Fiscal 2015
First Quarter	$0.04	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

Fiscal 2014
First Quarter	$0.04	$0.02
Second Quarter	$0.06	$0.02
Third Quarter	$0.05	$0.03
Fourth Quarter	$0.04	$0.02

As of October 9, 2015, there were approximately 357 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

Dividends

We have not paid dividends on our common stock in the past and have no present intention of paying dividends on our common stock in the foreseeable future. The Certificate of Designations pertaining to our Series G 9% Convertible Preferred Stock imposes certain restrictions on our ability to pay dividends on our common stock. For information about these restrictions and the dividends that we paid on our Series G 9% Convertible Preferred Stock, see the discussion under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the heading “Financial Condition, Liquidity and Resources” and the subheadings “Financing – June 2015”, “Financing – March 2014” and “Financing – January 2014” in this Annual Report on Form 10-K.

Sales of Unregistered Securities

In addition to our sales of unregistered securities disclosed in our Quarterly Reports on Form 10-Q, we have issued the securities in reliance upon Section 4(2) of the Securities Act as follows in the fiscal quarter ended July 31, 2015.

We have issued or committed to issue shares of our common stock to Ilace Therapeutics, a consultant, pursuant to an agreement to provide us with research services through July 31, 2015.  During the three months ended July 31, 2015, we issued or committed to issue 240,000 shares of common stock to Ilace Therapeutics pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Lakshmi Kotra, the principle of Ilace Therapeutics, is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Rule 10 b-18(a)(3) promulgated under the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2015.

Item 6.	Selected Financial Data

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2015 and 2014. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2015 and the information discussed in Part I, Item 1A - Risk Factors.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2014 or 2015, nor are any expected to these countries during the remainder of calendar year 2015. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We continue to have discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto (“UHN”) and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use. Results in an animal study performed at the University of Guelph in conjunction with UHN were considered positive and we released the results of the trial in August 2015.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2015.

In December 2008, we, together with our marketing partner Benta S.A., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. The official product launch in Algeria took place in October 2009. To date, we have not recognized any revenue from the sales of Generex Oral-lyn™ in Algeria and very minimal revenues in Lebanon. We do not anticipate any revenues to be recognized from these jurisdictions in the next twelve months.

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have discontinued development and/or sale of their inhalable forms of insulin. MannKind introduced a new pulmonary insulin which was approved by the FDA in 2014, and MannKind subsequently partnered with sanofi-aventis to market the product under the tradename of Afrezza.

Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no pulmonary deposition. We believe that our buccal delivery technology offers several advantages, including the ease of use, portability, avoidance of pulmonary inhalation and safety profile. Furthermore, insulin administered through the Generex Oral-lyn™ RapidMist™ technology is absorbed directly into the blood stream and not only acts rapidly, but returns to baseline quickly, thereby minimizing the chance of developing hypoglycemia.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $372,481,263 at July 31, 2015. As of July 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

During the fiscal years ended July 31, 2015 and 2014, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2015 and 2014, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2015, approximately 46% of our $1,185,384 in research and development expenses was attributable to insulin and platform technology development.  During the fiscal year ended July 31, 2014, approximately 26% of our $1,382,995 in research and development expenses was attributable to insulin and platform technology development.

During the fiscal year ended July 31, 2015, approximately 54% of our $1,185,384 in research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2014, approximately 74% of our $1,382,995 in research and development expenses was attributable to Antigen's immunomedicine products.

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

Revenue Recognition. Sales of our products are generally recognized in the period in which the products are delivered. Delivery of the products generally completes the criteria for revenue recognition for us. In the event where the customers have the right of return, sales are deferred until the right of return lapses, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of July 31, 2015, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. There were no patent write downs or disposals in the fiscal years ended July 31, 2014 or 2015.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2015 and July 31, 2014, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year ended July 31, 2015 Compared to Year ended July 31, 2014

We had a net loss for the fiscal year ended July 31, 2015 (fiscal 2015) of $2,193,358 versus a net loss of $1,417 in the prior fiscal year (fiscal 2014). The loss this year was caused primarily by operating expenses of $3,883,074, offset by a gain due to the change in fair value of the derivative liabilities of $1,488,237, while in the prior year operating expenses were $4,399,679 with a gain due to the change in fair value of the derivative liabilities of $4,525,739. Our operating loss for the fiscal year ended July 31, 2015 decreased to $3,883,074 compared to $4,525,739 in fiscal 2014.  The decrease in operating loss resulted from a decrease in research and development expenses (to $1,185,384 from $1,382,995) and a decrease in general and administrative expenses (to $2,697,690 from $3,016,684). We did not have any revenues in either fiscal 2015 or 2014.

The decrease in research and development expenses in the current fiscal year versus the comparative period in the previous fiscal year is primarily due to there being no installments due to the contract research organization for the Antigen Phase II clinical trial. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in professional services expenses, including legal and consulting services of approximately $276,000, in addition to a decrease in office rent expense of approximately $212,000 in the fiscal year ended July 31, 2015, as compared to fiscal 2014 due to the downsizing of our office space for Antigen in Massachusetts. We also incurred reductions of expenses in most other categories due to our efforts to conserve cash pending further strategic developments, however a write-down in the value of our patents of approximately $320,000 offset some of the decrease over the prior fiscal year.

Our interest expense in fiscal 2015 was $350,028 compared to the previous year’s fiscal period at $321,670.   We did not have any income from assets held for investment (net of expense) in fiscal 2015 compared to $193,607 in fiscal 2014, as we sold the last investment property in early fiscal 2014. Change in fair value of derivative liabilities contributed a gain of $1,488,237 in fiscal 2015 compared to a gain of $4,525,739 in fiscal 2014.

Our net income available to shareholders was decreased by $339,583 in fiscal 2015 compared to $2,058,329 in fiscal 2014, related to preferred stock dividends as a result of the accounting treatment of our convertible preferred stock financings in June 2015, January and March 2014. These amounts represent deemed dividends to the investors as a result of the accounting treatment for financings in fiscal 2015 (June 2015) and fiscal 2014 (March 2014 and January 2014), as further described in Note 8 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2015 and the date of this Annual Report on Form 10-K, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.7 million during fiscal 2015 and 2014 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment)), our cash balances have been low throughout fiscal 2015.

On March 30, 2011, our realigned management team announced its strategic development plan for Generex’s future growth. The plan included the proposed spin-out of Antigen Express, a reverse stock split for Generex and a rights offering to Generex stockholders. As proposed, we would spin out Antigen Express as a separate DTC-eligible company, register its shares with the Securities and Exchange Commission (the “SEC”), and seek to list its shares on a national securities exchange. Management believes that the spin-out would increase value for stockholders and provide Antigen Express with ready access to capital markets to finance its on-going clinical and regulatory initiatives. Management further believes that the spin-out would benefit Generex, by allowing Generex to hold a controlling interest in a publicly-traded company while continuing to focus on maximizing opportunities for its buccal drug delivery platform. The spin-out would be accomplished by the issuance of one or more dividends of Antigen Express stock to Generex stockholders. No determination has been made as to the timing of the proposed spin-out. This plan does not constitute an offer of any securities for sale or a solicitation of an offer to buy any securities.

Our stockholders approved a reverse split proposal at our annual general meeting held on August 19, 2015, which approval allows the Board to implement a reverse split in its discretion at any time prior to December 31, 2016 and is not contingent upon listing our common stock on a national stock exchange. However, the terms of the securities purchase agreements that we entered into on January 14, 2014, March 27, 2014 and June 24, 2015 prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

Management may seek to meet all or some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.

Upon the filing of our Annual Report on Form 10-K on October 14, 2011, we were no longer eligible to use Form S-3 to register shares sold to investors, as the aggregate market value of our outstanding voting and non-voting common equity held by non-affiliates was less than $75 million. As we are required under the registration rights agreements that we entered into on January 31, 2012, August 8, 2012, December 10, 2012, June 17, 2013, January 14, 2014, March 27, 2014 and June 24, 2015 with certain investors to register shares of our common stock issuable upon conversion or exercise of the securities purchased by the investors, we filed the respective registration statements on Form S-1. We incurred additional legal and accounting fees in connection with the preparation of these Form S-1 registration statements.

In addition, management is actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners. Management has sold non-essential real estate assets which are classified as Assets Held for Investment to augment the company’s cash position and reduce its long-term debt.

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

Financing – June 2015

Series G 9% Convertible Preferred Stock and Warrants

On June 24, 2015, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 500 shares of our newly designated non-voting Series G 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on June 25, 2015. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of our common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $500,000. An aggregate of 33,333,333 shares of our common stock are issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $475,000 from this transaction.

Subject to certain ownership limitations, the Series G convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.015 per share, and will accrue a 9% dividend until June 24, 2018 and, beginning on June 24, 2018 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to June 24, 2018, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning June 24, 2018, we will pay dividends on shares of the convertible preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series G convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction.

We may become obligated to redeem the Series G convertible preferred stock in cash upon the occurrence of certain triggering events, including, material breach of certain contractual obligations to the holders of the convertible preferred stock, the occurrence of a change in control of Generex, the occurrence of certain insolvency events relating to Generex, or the failure of our common stock to continue to be listed or quoted for trading on one or more specified United States securities exchanges or regulated quotation service. Upon the occurrence of certain triggering events, each holder of convertible preferred stock will have the option to redeem such holder’s shares of convertible preferred stock for a redemption price payable in shares of common stock or receive an increased dividend rate of 18% on all of such holder’s outstanding convertible preferred stock. Late fees will apply on all redemption amounts not paid within five trading days of the payment date.

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.015 per share of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction.

The securities purchase agreement and the certificate of designation authorizing the Series G convertible preferred stock include certain agreements and covenants for the benefit of the holders of the convertible preferred stock, including restrictions on our ability to amend the certificate of incorporation and bylaws, pay cash dividends or distributions with respect to our common stock or other junior securities, repurchase more than a de minimis number of shares of our common stock or other junior securities.

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

We agreed to file the registration statement within 25 days of the closing of the transaction and to use our best efforts to have the registration statement declared effective within 75 days after the filing date. The registration statement was declared effective by the SEC on July 31, 2015.

In addition, until the first anniversary date of the securities purchase agreement, each investor could, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $500,000, which units would be identical to the units of convertible preferred stock and warrants issued in connection with the June 2015 closing. To ensure that we have sufficient authorized shares of common stock to reserve for issuance if the investors exercise this right in full, we sought stockholder approval of an amendment to our Certificate of Incorporation at our annual meeting on August 19, 2015 to increase our authorized shares of common stock, and the amendment was approved. On September 15, 2015, we filed the amendment increasing our authorized common stock from 1,500,000,000 shares to 2,450,000,000 shares.

In addition, if, during the six-month period after the issuance of the warrants and continuing until such time that all of the securities may be sold without our compliance with the current public information requirement under Securities Act rule 144(c)(1), we fail to meet such requirement, we will pay liquidate damages equal to 2.0% of the purchase price paid by each investor, payable in cash every 30 days until current public information for Generex is available or is no longer required for the investors to rely on Rule 144 to transfer the securities (including underlying securities) acquired under the securities purchase agreement.

Financing – March 2014

Series F 9% Convertible Preferred Stock and Warrants

On March 27, 2014, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 2,075 shares of our newly designated non-voting Series F 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on March 28, 2014. We sold the convertible preferred stock and warrants in units, with each unit consisting of one share of convertible preferred stock and a warrant to purchase 100% of the shares of our common stock issuable upon conversion of such share of convertible preferred stock. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $2,075,000. An aggregate of 138,333,334 shares of our common stock were initially issuable upon conversion of, or exercise of, the convertible preferred stock and warrants. We received net proceeds of approximately $2,020,000 from this transaction.

Subject to certain ownership limitations, the Series F convertible preferred stock will be convertible at the option of the holder at any time into shares of our common stock at an effective conversion price of $0.015 per share (as adjusted on June 24, 2015), and will accrue a 9% dividend until March 27, 2017 and, beginning on March 27, 2017 and on each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend will be payable quarterly on September 30, December 31, March 31 and June 30, beginning on the first such date after the original issue date and on each conversion date in cash, or at our option, in shares of common stock. In the event that the convertible preferred stock is converted prior to March 27, 2017, we will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at our option, in shares of our common stock. In addition, beginning March 27, 2016, we will pay dividends on shares of the Series F convertible preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, as and if such dividends are paid. We will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the Series F convertible preferred stock will be subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of our common stock pursuant to the fundamental transaction. The conversion price for the Series F convertible preferred stock was adjusted from $0.03 to $0.015 for the Series F convertible preferred stock in conjunction with the Series G convertible preferred stock on June 24, 2015 and the number of common shares underlying the 838 Series F convertible preferred stock outstanding at that date increased from 27,941,667 to 55,883,333.

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

Subject to certain ownership limitations, the warrants will be exercisable at any time after their date of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.015 per share (as adjusted on June 24, 2015) of common stock. The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if we sell or grant any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by us pro rata to the holders of our common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of common stock pursuant to the fundamental transaction. The conversion price for the warrants issued in the Series F convertible preferred stock financing was adjusted from $0.03 to $0.015 in conjunction with the Series G convertible preferred stock financing on June 24, 2015 and the number of warrants increased from 69,166,667 to 138,333,334.

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

The investors’ pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction has expired.

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

Financing – January 2014

Series E 9% Convertible Preferred Stock and Warrants” Greenshoe”

On June 17, 2013, we entered into a securities purchase agreement with certain investors, pursuant to which we agreed to sell an aggregate of 1,225 shares of our newly designated non-voting Series E 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. Under the June 17, 2013 securities purchase agreement, for a period of up to one year, each investor could, in its sole determination, elect to purchase, in one or more purchases, additional units consisting of convertible preferred stock and warrants at a purchase price in the amount originally purchased by such investor (the “Greenshoe”). The units purchased in the Greenshoe would be identical to the units of convertible preferred stock and warrants originally issued pursuant to the securities purchase agreement.

On January 14, 2014, in connection with the exercise of the Greenshoe by certain investors, we entered into a separate securities purchase agreement, pursuant to which we agreed to sell an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and warrants to purchase up to an aggregate of 100% of the shares of our common stock issuable upon conversion of the convertible preferred stock. The purchase closed on January 15, 2014. Each unit was sold at a negotiated price of $1,000, for an aggregate purchase price of $800,000. An aggregate of 53,333,336 shares of our common stock were initially issuable upon conversion of, or exercise of, the convertible preferred stock and warrants covered by this securities purchase agreement.

The investors’ pro rata right of first refusal in respect of participation in any private debt or equity financings undertaken by us during the 12 months following the closing of the transaction has expired.

We offered these securities privately pursuant to Rule 506(b) of Regulation D under the Securities Act of 1933. This offering was subject to the registration rights agreement dated June 17, 2013 with the investors pursuant to which we agreed to file a registration statement with the SEC covering the public resale of the common stock issuable upon conversion of the preferred stock, issuable as dividends on the preferred stock, issuable upon exercise of the warrants and issued as a finders’ fee. The registration statement was declared effective by the SEC on February 7, 2014.

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

The conversion price for the Series E convertible preferred stock was adjusted from $0.03 to $0.015 after the Series G convertible preferred stock financing on June 24, 2015 and the number of common shares underlying the 25 Series E convertible preferred stock outstanding at that date increased from 833,333 to 1,666,666.

Proceeds from Warrant Exercises

We may receive additional proceeds from the exercise of warrants issued in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 in connection with the issuance of the Series C 9% Convertible Preferred Stock, Series D 9% Convertible Preferred Stock, Series E 9% Convertible Preferred Stock, Series F 9% Convertible Preferred Stock and Series G 9% Convertible Preferred Stock, although some of the warrants include a cashless exercise feature.

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833,335 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 14, 2014, we sold an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 26,666,668 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated March 27, 2014, we sold an aggregate of 2,075 shares of our Series F 9% Convertible Preferred Stock and issued warrants exercisable for up to 69,166,667 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 24, 2015, we sold an aggregate of 500 shares of our Series G 9% Convertible Preferred Stock and issued warrants exercisable for up to 33,333,333 shares of our common stock to investors.

As of July 31, 2015, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At July 15, 2015, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
February 1, 2012*	11,350,454	$0.015	February 1, 2017

August 10, 2012*	9,999,998	0.015	August 10, 2017

December 10, 2012*	16,648,288	0.015	December 12, 2017

June 17, 2013*	68,333,338	0.015	June 17, 2018

January 15, 2014*	51,333,336	0.015	January 15, 2019

March 27, 2014*	138,333,334	0.015	March 27, 2019

June 25, 2015*	33,333,333	0.015	June 25, 2020

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

The initial exercise price of each Series Warrant was $1.21.  The Series Warrants include a cashless exercise feature. The exercise price of the Series Warrants was subsequently reduced initially to $0.50, then to $0.33, to $0.25, to $0.15, to $0.08, to $0.03 and currently to $0.015 as a result of a price protection provision triggered by our offering of stock in private placements in May 2009, January and July 2011 and February, August 2012, December 2012 and June 2015.  This price protection feature allows for the reduction in the exercise price of the Series Warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the Series Warrant exercise price then in effect. In addition, with any reduction to the Series Warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each Series Warrant will be increased or decreased proportionately, so that after such adjustment the aggregate Series Warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate Series Warrant exercise price in effect immediately prior to such adjustment. We account for these warrants with price protection in accordance with ASC 815 as described in Note 9 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

As of July 31, 2015, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price*	Expiration Date
March 31, 2008	129,033,516	$0.015	March 31, 2016

March 31, 2008	54,545,440	$0.015	September 30, 2016

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

Cash Flows for the Year ended July 31, 2015

For the fiscal year ended July 31, 2015, we used $2,884,736 in cash to fund our operating activities. The use for operating activities included a net loss of $2,193,358, changes to working capital including a decrease of $117,739 related to accounts payable and accrued expenses, a decrease of $223,662 related to deferred revenue and an increase related to other current assets of $147,820.

The use of cash was offset by non-cash expenses of $380,680 related to depreciation and amortization, stock-based compensation to consultants of $133,000, a write-off of $320,160 related to the abandonment of patents and common stock issued for interest on our convertible preferred stock of $156,600. There was also a year-to-date non-cash gain of $1,488,237 related to the fair valuation of the derivative liabilities at July 31, 2015.

We had net cash used in investing activities of $90,982 in the fiscal year ended July 31, 2015, representing costs incurred for patents of $90,982.

We had cash provided by financing activities in the fiscal year ended July 31, 2015 of $481,416, which pertained primarily to net proceeds from the issuance of preferred stock of $475,000, in addition to proceeds from stock option exercises of $6,416.

Our net working capital at July 31, 2015 worsened to negative $7,217,128 from negative $4,786,981 at July 31, 2014, which was attributed primarily to cash used in operations for fiscal 2015.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E, Series F and Series G 9% Convertible Preferred Stock

As of July 31, 2015, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of July 31, 2015, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2015, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2015, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2015, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2015, 1,405 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 52,441,666 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 16,394,671 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2015, no shares of our Series G 9% Convertible Preferred Stock had been converted into shares of our common stock.

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

Tabular Disclosure of Contractual Obligations

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

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

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 8.	Financial Statements and Supplementary Data.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Shareholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (“Generex”) and subsidiaries as of July 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended.. Our audit also includes the financial statement schedule listed in the index under Item 15. Generex’s management is responsible for these consolidated financial statements and the financial statement schedule listed in the index under Item 15. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Generex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Generex’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

MNP LLP

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Canada

October 7, 2015

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2015	July 31, 2014
ASSETS
Current Assets:
Cash and cash equivalents	$ 749,965	$ 3,269,489
Other current assets	51,240	201,314
Total Current Assets	801,205	3,470,803

Property and Equipment (Note 3)	2,869	5,293
Patents (Note 4)	1,430,016	2,046,361

TOTAL ASSETS	$ 2,234,090	$ 5,522,457

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$ 8,018,333	$ 8,034,122
Deferred revenue (Note 6)	--	223,662
Total Current Liabilities	8,018,333	8,257,784

Derivative Warrant Liability (Note 8 and 9)	2,363,415	2,635,643

Derivative Additional Investment Rights Liability (Note 8 and 9)	142,662	719,088

Total Liabilities	10,524,410	11,612,515

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency (Note 10):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares, -0- issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares, -0- and 25 issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, 670 and 1,225 issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, 500 and -0- issued shares at July 31, 2015 and July 31, 2014, respectively	--	--
Common stock, $.001 par value; authorized 1,500,000,000 shares at July 31, 2015 and July 31, 2014, respectively; 825,496,238 and 778,512,092 issued and outstanding at July 31, 2015 and July 31, 2014, respectively	825,496	778,512
Additional paid-in capital	362,556,710	362,307,678
Accumulated deficit	(372,481,263)	(369,948,322)
Accumulated other comprehensive income	808,737	772,074
Total Stockholders’ Deficiency	(8,290,320)	(6,090,058)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 2,234,090	$ 5,522,457

The accompanying notes are an integral part of these financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2015	2014

Operating Expenses:
Research and development	$ 1,185,384	$ 1,382,995
Selling and marketing	--	--
General and administrative	2,697,690	3,016,684
Total Operating Expenses	3,883,074	4,399,679

Operating Loss	(3,883,074)	(4,399,679)

Other Income (Expense):
Income from assets held for investment, net (Note 3)	--	193,607
Interest income	6	586
Interest expense	(350,028)	(321,670)
Change in fair value of derivative liabilities (Note 9)	1,488,237	4,525,739
Gain on extinguishment of debt (Note 6)	551,501	--

Net Loss	(2,193,358)	(1,417)

Preferred Stock Dividend (Note 8)	339,583	2,058,329

Net Loss Available to Common Stockholders	$ (2,532,941)	$ (2,059,746)

Basic and Diluted Net Loss Per Common Share (Note 12)	$ (.003)	$ (.003)

Weighted Average Number of Shares of Common Stock
Outstanding - basic and diluted (Note 12)	793,346,901	679,630,247

Other Comprehensive Income:
Net Loss	(2,193,358)	(1,417)
Change in foreign currency translation adjustments	36,663	6,971

Comprehensive (Loss)/Income	(2,156,695)	5,554

Preferred Stock Dividend (Note 8)	339,583	2,058,329

Comprehensive Loss Available to Common Stockholders	$ (2,496,278)	$ (2,052,775)

The accompanying notes are an integral part of these financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
						Accumulated
	Preferred	Common		Additional		Other	Total
	Stock	Stock		Paid-In	Accumulated	Comprehensive	Stockholders’
	Shares	Shares	Amount	Capital	Deficit	Income	Deficiency

Balance at August 1, 2013	930	580,329,160	$ 580,330	$ 356,401,812	$ (367,888,576)	$ 765,103	$ (10,141,332)
Issuance of common stock as employee compensation	-	4,333,333	4,333	125,667	-	-	130,000
Issuance of common stock in exchange for services	-	7,633,333	7,633	279,147	-	-	286,780
Issuance of preferred stock in financing	2,875	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock	(2,555)	85,166,663	85,167	(85,167)	-	-	-
Issuance of common stock for preferred stock make whole payments	-	23,791,817	23,792	666,058	-	-	689,850
Exercise of additional investment rights	-	-	-	237,566	-	-	237,566
Exercise of stock options for cash	-	526,306	526	-	-	-	526
Exercise of warrants for cash	-	76,731,480	76,731	4,419,725	-	-	4,496,456
Cashless exercise of warrants	-	-	-	-	-	-	-
Stock-based compensation	-	-	-	262,871	-	-	262,871
Net loss	-	-	-	-	(1,417)	-	(1,417)
Preferred stock dividend	-	-	-	-	(2,058,329)	-	(2,058,329)
Currency translation adjustment	-	-	-	-	-	6,971	6,971
Balance at July 31, 2014	1,250	778,512,092	$ 778,512	$ 362,307,678	$ (369,948,322)	$ 772,074	$ (6,090,058)
Issuance of common stock in exchange for services	-	5,809,780	5,810	127,190	-	-	133,000
Issuance of preferred stock in financing	500	-	-	-	-	-	-
Issuance of common stock upon conversion of preferred stock	(580)	25,775,002	25,775	(25,775)	-	-	-
Issuance of common stock for preferred stock make whole payments	-	8,983,048	8,983	147,617	-	-	156,600
Exercise of stock options for cash	-	6,416,316	6,416	-	-	-	6,416
Net loss	-	-	-	-	(2,193,358)	-	(2,193,358)
Preferred stock dividend	-	-	-	-	(339,583)	-	(339,583)
Currency translation adjustment	-	-	-	-	-	36,663	36,663
Balance at July 31, 2015	1,170	825,496,238	$ 825,496	$ 362,556,710	$ (372,481,263)	$ 808,737	$ (8,290,320)

The accompanying notes are an integral part of these financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended July 31,
	2015	2014
Cash Flows From Operating Activities:
Net loss	$ (2,193,358)	$ (1,417)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	380,680	368,447
Stock compensation expense	--	392,871
Common stock issued for services rendered	133,000	286,780
Write-off of abandoned patents	320,160	--
Gain on disposal of property and equipment	--	(188,869)
Common stock issued for interest on convertible debentures & preferred stock	156,600	689,850
Change in fair value of derivative liabilities	(1,488,237)	(4,525,739)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(117,739)	(490,352)
Deferred revenue	(223,662)	(1,181)
Other current assets	147,820	(104,015)
Net Cash Used in Operating Activities	(2,884,736)	(3,573,625)

Cash Flows From Investing Activities:
Purchase of property and equipment	--	--
Proceeds from sale of property and equipment	--	883,780
Costs incurred for patents	(90,982)	(89,481)
Net Cash (Used In)/Provided By Investing Activities	(90,982)	794,299

Cash Flows From Financing Activities:
Repayment of long-term debt	--	(606,806)
Proceeds from exercise of warrants, net	--	2,301,944
Proceeds from exercise of stock options	6,416	526
Proceeds from issuance of preferred stock, net	475,000	2,655,000
Net Cash Provided by Financing Activities	481,416	4,350,664

Effect of Exchange Rates on Cash	(25,222)	(10,803)

Net (Decrease)/Increase in Cash and Cash Equivalents	(2,519,524)	1,560,535

Cash and Cash Equivalents, Beginning of Year	3,269,489	1,708,954

Cash and Cash Equivalents, End of Year	$ 749,965	$ 3,269,489

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$ -	$ 35,541

The accompanying notes are an integral part of these financial statements

Note 1 - Organization of Business and Going Concern:

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $372 million and a working capital deficiency of approximately $7.2 million at July 31, 2015. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014 (see Note 3).

The Company will continue to require substantial funds to continue research and development, including pre-clinical studies and clinical trials of its product candidates, and to commence sales and marketing efforts, if the U.S. Food and Drug Administration or other regulatory approvals are obtained.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.  Management has sold its non-essential real estate assets to augment its cash position.

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

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation. Depreciation is provided on the straight-line method over the estimated useful lives of the assets, which range from three to thirty years. Gains and losses on depreciable assets retired or sold are recognized in the statement of operations and comprehensive loss in the year of disposal. Repairs and maintenance expenditures are expensed as incurred.

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off. In the fiscal year ended July 31, 2015, the Company recorded a write down of $320,160 on certain patents. There were no write downs or disposals in the fiscal year ended July 31, 2014.

Impairment or Disposal of Long-Lived Assets and Intangibles

The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. In the fiscal year ended July 31, 2014, the Company sold, wrote off or disposed of certain long-lived assets with net book values of $706,590, respectively. None were sold, written off or disposed of in the fiscal year ended July 31, 2015.

Derivative Warrant Liability

The Company’s derivative warrant instruments are measured at fair value using the binomial valuation model which takes into account, as of the valuation date, factors including the current exercise price, the expected life of the warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the warrant.  The liability is revalued at each reporting period and changes in fair value are recognized in the consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative warrant liability.” See Note 9 – Derivative Liabilities.

Revenue Recognition and Deferred Revenue

Revenues from the sale of commercial products are recognized at the time title of goods passes to the buyer and the buyer assumes the risks and rewards of ownership. Certain product sales are made to retailers under agreements allowing for a right to return unsold products. In accordance with FASB ASC Topic 605, recognition of revenue on all sales to these retailers is deferred until the right of return expires, the product is sold to a third party or a provision for returns can be reasonably estimated based on historical experience. The cost of inventory under these sales is considered to be consigned inventory until the revenue is recognized. Sales are reported net of estimated returns and allowances, discounts, mail-in rebate redemptions and credit card chargebacks. If actual sales returns, allowances, discounts, mail-in rebate redemptions or credit card chargebacks are greater than estimated by management, additional expense may be incurred. At July 31, 2015, we do not have any deferred revenues on our consolidated balance sheets. Nonrefundable fees received under licensing agreements are recognized as revenue when received if the Company has no continuing obligations to the other party.

Grant revenue is recognized as the Company provides the services stipulated in the underlying grant based on the time and expenditures incurred. Amounts received in advance of services provided are recorded as deferred revenue and amortized as revenue when the services are provided. There was no grant revenue in fiscal 2015 or 2014.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2015 and 2014, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

Comprehensive Income/(Loss)

Other comprehensive income/(loss), which includes only foreign currency translation adjustments, is shown in the consolidated statements of operations and comprehensive loss and in the consolidated statements of changes in stockholders’ deficiency.

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

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability and the derivative additional investment rights liability at July 31, 2015 and 2014. See Note 9 – Derivative Liabilities.

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

Note 3 – Property and Equipment and Assets Held for Investment:

Property and Equipment

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2015	2014
Furniture and Fixtures	$10,954	$13,078
Total Property and Equipment	10,954	13,078

Less: Accumulated Depreciation	8,085	7,785
Property and Equipment, Net	$2,869	$5,293

Depreciation expense related to property and equipment amounted to $1,726 and $10,482 for the years ended July 31, 2015 and 2014, respectively.

Assets Held for Investment, Net

The Company did not have any assets held for investment at either July 31, 2015 or 2014, as it sold its remaining investment property in the first quarter of fiscal 2014. The Company held these properties for investment purposes and collected rental income as described directly below.

Income from Assets Held for Investment, net

In August 2013, the Company sold a property which was held for investment for gross proceeds after real estate commissions of $883,780. This property had a net book value of $694,911, resulting in an accounting gain of $188,869 which is included in income from assets held for investment, net on the consolidated statement of operations and comprehensive loss. The property was secured by a mortgage which was discharged upon the sale, as described in the last paragraph of this note below. After the discharge of the mortgage ($606,806), as well as legal fees, interest, penalties and other costs ($73,628 in aggregate) the sale resulted in net cash proceeds to the Company of $203,346.

The remaining income of $0 and $4,738 in this category in the respective fiscal years ended July 31, 2015 and 2014, pertains to rental income from properties held for investment, net of carrying and operating expenses. Gross income from rental operations was $0 and $7,847 and rental expenses were $0 and $3,109, including the depreciation expense relating to assets held for investment, for the years ended July 31, 2015 and 2014, respectively.

Prior to the August 2013 property sale, the properties held for investment had an interest only first mortgage which closed on November 30, 2012 with a principal amount $606,806, an interest rate of 9.75% compounded semi-annually and a maturity date of November 30, 2013. Upon the sale of the property, the mortgage was discharged.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2015	2014
Patents	$4,705,715	$5,725,908
Less: Accumulated Amortization	3,275,699	3,679,547
Patents, Net	$1,430,016	$2,046,361
Weighted Average Life	6.6 years	7.8 years

Amortization expense amounted to $378,954 and $357,965 for the years ended July 31, 2015 and 2014, respectively. Amortization expense is expected to be approximately $265,000 per year for the years ended July 31, 2016 through 2020. During the year ended July 31, 2015, the Company wrote off patents with a net book value of $320,160 as the patents had been abandoned or were no longer being used. The charge was included in general and administrative expenses on our consolidated statements of operations and comprehensive loss. During the year ended July 31, 2014, the Company did not write off any patents.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pretax (losses)/income arising from domestic operations (United States) were $(677,616) and $1,274,619 for the years ended July 31, 2015 and 2014, respectively. Pretax losses arising from foreign operations (Canada) were $1,515,741 and $1,276,036 for the years ended July 31, 2015 and 2014, respectively. As of July 31, 2015, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $200 million, which expire in 2018 through 2035, in Generex Pharmaceuticals Inc. of approximately $32 million, which expire in 2016 through 2035, and in Antigen Express, Inc. of approximately $29 million, which expire in 2016 through 2035. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years, related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2015 and 2014, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2015	2014
Net operating loss carryforwards	$86,370,251	$90,515,261
Other temporary differences	338,000	299,010
Intangible assets	108,022	291,002
Total Deferred Tax Assets	86,816,273	91,105,273
Valuation Allowance	(86,816,273)	(91,105,273)
Deferred Tax Liabilities
Intangible assets	—	—
Other temporary differences	—	—
Total Deferred Tax Liabilities	—	—
Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2015 and 2014 is as follows:

	2015	2014
Federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	4	4,037
Non-deductible or non-taxable items	(24)	(111,569)
Other temporary differences	170	(84,061)
Change in valuation allowance	(116)	191,627

Effective tax rate	—%	—%

As of July 31, 2015, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented. Generally, tax years 2012 to 2015 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2007 to 2015 remain open to examination by the Canadian Customs and Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Accounts Payable and Accrued Expenses and Deferred Revenue:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2015	2014
Accounts Payable and Accruals - General and Administrative	$3,156,951	$3,208,069
Accounts Payable and Accruals - Research and Development	3,861,902	3,955,543
Accounts Payable and Accruals - Selling and Marketing	326,250	327,067
Accrued Make-whole Payments on Convertible Preferred Stock (See Note 8)	315,900	337,500
Executive Compensation and Directors’ Fees Payable	357,330	205,943
Total	$8,018,333	$8,034,122

In the fiscal year ended July 31, 2015 the Company had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor. In addition, the Company wrote off a balance of $223,662 previously reported as deferred revenue on the consolidated balance sheets. These amounts have been reported on the Company’s consolidated statements of operations and comprehensive loss under the caption “Gain on extinguishment of debt” and are included in the changes in accounts payable and accrued expenses and deferred revenue categories, respectively in the consolidated statements of cash flows. At July 31, 2015 and 2014, there were deferred revenue balances of $0 and $223,662, respectively on our consolidated balance sheets.

Note 7 - Commitments and Contingent Liabilities:

Leases

The Company has entered into various operating lease agreements for the use of operating space, vehicles and office equipment.

Aggregate minimum annual lease commitments (net of variable tax and operating expense charges) of the Company under non-cancelable operating leases as of July 31, 2015 are as follows:

Fiscal Year	Amount

2016	$32,930
2017	34,760
2018	35,126
2019	38,053
2020 and thereafter	6,440
Total Minimum Lease Payments	$147,309

Lease expense amounted to approximately $59,000 and $162,000 for the years ended July 31, 2015 and 2014, respectively.

In June 2014, the Company signed a lease extension for its office space in Toronto, Canada which runs from October 2014 through September 2019 at a monthly gross rent, including taxes and expenses of approximately $5,500 per month.

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

Employment Agreements

As of July 31, 2015, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2015. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months base salary and the average annual bonus.

As of July 31, 2015, the Company has an at will employment agreement with an Antigen employee requiring the Company to pay an annual aggregate salary of $260,480 to the employee. In the event the agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance of six months’ salary ($130,240), in accordance with the terms of the individual’s employment agreement.

Note 8 - Series A, B, C, D, E, F & G 9% Convertible Preferred Stock :

Series A 9% Convertible Preferred Stock

The Company has authorized 5,500 shares of Series A 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated July 8, 2011, the Company sold an aggregate of 2,575 shares of convertible preferred stock, as well as accompanying warrants to purchase 17,166,666 shares of common stock. An aggregate of 17,166,666 shares of the Company’s common stock were issuable upon conversion of the convertible preferred stock which was issued at the initial closing. As of the end of the Company’s fiscal year 2012, all of the issued Series A 9% Convertible Preferred Stock had been converted to common stock. There were 17,166,666 shares of common stock issued upon the conversion of the Series A convertible preferred stock and 6,129,666 shares of common stock issued as “make-whole payments” on such conversions.

Series B 9% Convertible Preferred Stock

The Company has authorized 2,000 shares of Series B 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated January 31, 2012, the Company sold an aggregate of 2,000 shares of Series B convertible preferred stock, as well as accompanying warrants to purchase 13,333,333 shares of common stock. An aggregate of 13,333,333 shares of the Company’s common stock were issuable upon conversion of the Series B convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series B convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the remaining 792 shares of Series B convertible preferred stock as of December 10, 2012 from 9,897,500 to 26,393,333. As of the end of the Company’s fiscal year 2013, all of the issued Series B 9% Convertible Preferred Stock had been converted to common stock. There were 38,520,832 shares of common stock issued upon the conversion of the Series B convertible preferred stock and 14,819,679 shares of common stock issued as “make-whole payments” on such conversions.

Series C 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series C 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated August 8, 2012, the Company sold an aggregate of 750 shares of Series C convertible preferred stock, as well as accompanying warrants to purchase 9,375,000 shares of common stock. An aggregate of 9,375,000 shares of the Company’s common stock were issuable upon conversion of the Series C convertible preferred stock which was issued at the initial closing. On December 10, 2012, the triggering of the price protection features of the Series C convertible preferred stock resulted in a decrease of the conversion price from $0.08 to $0.03 per share and a corresponding increase in the number of common shares underlying the 650 shares of Series C convertible preferred stock as of December 10, 2012 from 8,125,000 to 21,666,666. As of the end of the Company’s fiscal year 2013, all of the issued Series C 9% Convertible Preferred Stock had been converted to common stock. There were 22,916,665 shares of common stock issued upon the conversion of the Series C convertible preferred stock and 6,664,863 shares of common stock issued as “make-whole payments” on such conversions.

Series D 9% Convertible Preferred Stock

The Company has authorized 750 shares of Series D 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated December 10, 2012, the Company sold an aggregate of 750 shares of Series D convertible preferred stock, as well as accompanying warrants to purchase 24,999,999 shares of common stock. An aggregate of 24,999,999 shares of the Company’s common stock were issuable upon conversion of the Series D convertible preferred stock which was issued at the initial closing. As of the end of the Company’s fiscal year 2013, all of the Series D convertible preferred stock had been converted to common stock. There were 24,999,999 shares of common stock issued upon the conversion of the Series D convertible preferred stock and 7,825,191 shares of common stock issued as “make-whole payments” on such conversions.

Series E 9% Convertible Preferred Stock

The Company has authorized 2,450 shares of Series E 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated June 17, 2013, the Company sold an aggregate of 1,225 shares of Series E convertible preferred stock, as well as accompanying warrants to purchase 40,833,335 shares of common stock. An aggregate of 40,833,335 shares of the Company’s common stock are issuable upon conversion of the Series E convertible preferred stock which was issued at the initial closing on June 17, 2013. Pursuant to a securities purchase agreement dated January 14, 2014, the Company sold an aggregate of 800 shares of Series E convertible preferred stock, as well as accompanying warrants to purchase 26,666,668 shares of common stocks. An aggregate of 26,666,668 shares of the Company’s common stock are issuable upon conversion of the Series E convertible preferred stock which was issued at the closing on January 15, 2014. The conversion price for the Series E Convertible Preferred Stock was adjusted from $0.03 to $0.015 after the Series G Convertible Preferred Stock financing on June 24, 2015 and the number of common shares underlying the 25 Series E Convertible Preferred Stock outstanding at that date increased from 833,333 to 1,666,666. As of July 31, 2015, all of the Series E convertible preferred stock had been converted to common stock. There were 68,333,333 shares of common stock issued upon the conversion of the Series E convertible preferred stock and 19,035,193 shares of common stock issued as “make-whole payments” on such conversions.

Similar to the accounting treatment of the Series F and G 9% Convertible Preferred Stock below, as the assigned fair values of the various components of the financing were greater than the net cash proceeds from the transaction, the excess of $472,279 was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”.

Series F and G 9% Convertible Preferred Stock

The Company has authorized 4,150 shares of Series F 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated March 27, 2014, the Company sold an aggregate of 2,075 shares of Series F convertible preferred stock, as well as accompanying warrants to purchase 69,166,667 shares of common stock. An aggregate of 69,166,667 shares of the Company’s common stock were issuable upon conversion of the Series F convertible preferred stock which was issued at the closing on March 27, 2014.

The Company has authorized 1,000 shares of Series G 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated June 24, 2015, the Company sold an aggregate of 500 shares of Series G convertible preferred stock, as well as accompanying warrants to purchase 33,333,333 shares of common stock. An aggregate of 33,333,333 shares of the Company’s common stock are issuable upon conversion of the Series G convertible preferred stock which was issued at the closing on June 24, 2015.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.015 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015.), and will accrue a 9% dividend until the third year anniversary of the issuances. On each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock is converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. The conversion price for the Series F Convertible Preferred Stock was adjusted from $0.03 to $0.015 for the Series F Convertible Preferred Stock in conjunction with the Series G Convertible Preferred Stock on June 24, 2015 and the number of common shares underlying the 838 Series F Convertible Preferred Stock outstanding at that date increased from 27,941,667 to 55,883,333.

In conjunction with the issuance of the Series F convertible preferred stock in March 2014 and the issuance of the Series G convertible preferred stock in June 2015, the Company also issued 69,166,667 and 33,333,333 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants will be exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $0.015 per share of common stock (Note: The conversion price for the warrants issued in the Series F Convertible Preferred Stock financing was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the number of warrants increased from 69,166,667 to 138,333,334). The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 9 – Derivative Liabilities.

In addition, until the first anniversary date of the March 2014 securities purchase agreement and the first anniversary of the August 19, 2015 shareholder approval of the increase in authorized stock, respectively, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000 and $500,000, respectively, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 and June 2015 closings. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 9 – Derivative Liabilities. The March 2014 additional investment rights expired on March 27, 2015 and none had been exercised up to that date. The June 2015 additional investment rights expire on August 19, 2016 and none have been exercised to date.

As of July 31, 2015, 1,405 of the Series F convertible preferred stock had been converted to common stock. There were 52,441,666 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 16,394,671 shares of common stock issued as “make-whole payments” on such conversions. As of July 31, 2015, none of the Series G convertible preferred stock had been converted to common stock.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $55,000, from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $180,900 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2015.

Accounting for proceeds from the Series G convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $25,000, from the Series G convertible preferred stock financing in June 2015 were $475,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2015 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$475,000
Derivative warrant liability fair value	(354,535)
Derivative additional investment rights fair value	(285,048)
Other issuance costs (finders’ fee)	(40,000)
Make whole payments liability	(135,000)
Deemed dividend	$(339,583)

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the remaining balance of $135,000 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2015.

Note 9 - Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at July 31, 2015 and 2014 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at July 31, 2015 are all currently exercisable with a weighted-average remaining life of 2.5 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $626,763 within the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2015 and a gain of $3,362,497 within the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2014, which are included in the consolidated statement of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at July 31, 2015 and 2014 were $2,363,415 and $2,635,643, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2013 until July 31, 2015:

	Value	No. of Warrants
Balance at August 1, 2013 – Derivative warrant liability	$5,234,293	220,687,537
Exercise of warrants	(2,194,496)	(76,732,020)
Additional warrants issued in January 2014 financing	942,279	26,666,668
Additional warrants issued in March 2014 financing	2,016,064	69,166,667
Decrease in fair value of derivative warrant liability	(3,362,497)	n/a
Balance at July 31, 2014 – Derivative warrant liability	2,635,643	239,788,852
Additional warrants from price protection features of existing warrants	2,111,077	239,788,852
Additional warrants issued in June 2015 financing	354,535	33,333,333
Decrease in fair value of derivative warrant liability	(2,737,840)	n/a
Balance at July 31, 2015 – Derivative warrant liability	$2,363,415	512,911,037

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2015 and July 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2015 and July 31, 2014 fair value calculations were as follows:

	July 31, 2015	July 31, 2014
Current exercise price	$0.015	$0.03
Time to expiration	2.5 years	3.3 years
Risk-free interest rate	1.08%	1.02%
Estimated volatility	82%	80%
Dividend	-0-	-0-
Stock price at period end date	$0.01	$0.021

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The additional investment rights from the March 2014 Series F financing expired in March 2015 and their value at July 31, 2015 is zero. The fair value of the derivative liability associated with the additional investment rights was determined to be $142,662 (June 2015 Series G financing) and $719,088 (March 2014 Series F financing) at July 31, 2015 and 2014, respectively.

The key inputs used in the fair value calculation at July 31, 2015 and 2014 were as follows:

	July 31, 2015	July 31, 2014
Underlying number of units of convertible preferred stock	500	2,075
Underlying number of units of warrants	33,333,333	69,166,667
Current exercise price of warrants	$0.015	$0.03
Current conversion price of preferred stock	$0.015	$0.03
Time to expiration	1.05 years	0.65 years
Risk-free interest rate	0.30%	0.09%
Estimated volatility	79%	61%
Dividend	-0-	-0-
Stock price at period end date	$0.01	$0.021

The partial exercise of the additional investment rights in the quarter ended July 31, 2014, resulted in a transfer from the derivative liability to additional paid in capital of $237,566, which was the estimated fair value of the additional investment rights exercised as of the date of exercise on January 15, 2014. The revaluation of the additional investment rights in the fiscal year ended July 31, 2015, resulted in the recognition of a gain of $861,474 and in the fiscal year ended July 31, 2014, the revaluation resulted in the recognition of a gain of $1,163,242. The gains are recorded within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

Note 10 - Stockholders’ Deficiency:

Warrants

As of July 31, 2015, the Company has the following warrants to purchase common stock outstanding:

Number of Shares to be Purchased*	Warrant Exercise Price per Share	Warrant Expiration Date

129,033,516	$0.015	March 31, 2016
54,545,440	$0.015	September 30, 2016
11,350,454	$0.015	February 1, 2017
9,999,998	$0.015	August 10, 2017
16,648,288	$0.015	December 12, 2017
68,333,338	$0.015	June 17, 2018
51,333,336	$0.015	January 15, 2019
138,333,334	$0.015	March 27, 2019
33,333,333	$0.015	June 25, 2020
512,911,037

* All outstanding warrants are subject to price protection provisions as described below.

There are 512,911,037 warrants outstanding as of July 31, 2015. During the fiscal year ended July 31, 2015, 17,542,402 warrants, which had an average exercise price of $0.84 per warrant, expired. There were no warrants exercised for the fiscal year ended July 31, 2015. The outstanding warrants at July 31, 2015 have a weighted average exercise price of $0.015 per share and have a weighted average remaining life of 2.5 years.

As of July 31, 2015, the Company has 512,911,037 warrants with a current exercise price of $0.015 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants. The conversion price for all previously outstanding warrants was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the total number of previously outstanding warrants increased from 239,788,852 to 479,577,704, in addition to the 33,333,333 warrants issued in the financing.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 9 - Derivative Liabilities above. As of July 31, 2015, there were a total of 512,911,037 warrants with an estimated fair value of $2,363,415, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2015, 670 shares of the Company’s non-voting Series F 9% Convertible Preferred Stock and 500 shares of the Company’s non-voting Series G 9% Convertible Preferred Stock were issued and outstanding. At July 31, 2014, 25 shares of the Company’s non-voting Series E 9% Convertible Preferred Stock and 1,225 shares of the Company’s non-voting Series F 9% Convertible Preferred Stock were issued and outstanding. See Note 9 - Series A, B, C, D, E, F and G 9% Convertible Preferred Stock above.

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2015 and 2014, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received (see Note 11).

Note 11 – Stock-Based Compensation:

Stock Option Plans

As of July 31, 2015, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2015, there were 2,338,916 and 81,630,576 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2015 and 2014 amounted to $0 and $262,871 for each year and were charged to the consolidated statements of operations and comprehensive loss.  Share-based employee compensation related to common stock grants for the years ended July 31, 2015 and 2014 amounted to $0 and $130,000, respectively, and were charged to the consolidated statements of operations and comprehensive loss.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the fiscal years ended July 31, 2015 and 2014.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2013	29,701,197	$0.09
Granted	8,879,499	$0.001
Forfeited or expired	(90,000)	$0.53
Exercised	(526,306)	$0.001
Outstanding - July 31, 2014	37,964,390	$0.06
Forfeited or expired	(1,315,000)	$0.69
Exercised	(6,416,316)	$0.001
Outstanding - July 31, 2015	30,233,074	$0.05
Exercisable - July 31, 2015	30,233,074	$0.05

The 30,233,074 outstanding options at July 31, 2015 had a weighted average remaining contractual term of 2.58 years.

Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the fiscal year ended July 31, 2015. As of July 31, 2015, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

The Company did not grant any options during the twelve months ended July 31, 2015. During the twelve months ended July 31, 2014, the Company granted 8,879,499 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by the closing price of the Company's common stock on October 31, 2013 ($0.03). The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of the grants and expire on the fifth anniversary of the respective dates of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

The following table summarizes information on stock options outstanding at July 31, 2015:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2015	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.001	26,383,074	$0.001	2.74
$0.019 - $0.38	3,000,000	$0.282	0.65
$0.64	850,000	$0.64	4.61
	30,233,074	$0.048	2.58	$271,746

	For the Year Ended July 31,
	2015	2014

Weighted Average Grant Date Fair Value of Options Granted	$ n/a	$0.029
Aggregate Intrinsic Value of Options Exercised	$129,908	$21,052
Cash Received for Exercise of Stock Options	$6,416	$526

The intrinsic value is calculated as the difference between the market value as of July 31, 2015 and 2014 and the exercise price of the shares on the respective dates. The market values as of July 31, 2015 and 2014 were $0.01 and $0.021, respectively, based on the high and low bid information for July 31, 2015 and 2014.

Note 12 - Net Loss per Share:

Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2015 and 2014 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 642,204,110 and 336,962,311 incremental shares, have been excluded from the respective 2015 and 2014 computation of diluted EPS as they are anti-dilutive due to the losses generated during the respective years.

Note 13 - Segment Information:

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

	2015	2014
Identifiable Assets

Canada	$1,004,337	$3,719,760
United States	1,229,753	1,802,697
Total	$2,234,090	$5,522,457

Note 14 – Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2015. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2015:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating Loss	$(908,469)	$(835,147)	$(851,601)	$(1,287,857)
Net Income/(Loss)	$49,623	$(511,916)	$(1,396,157)	$(334,908)
Net Income/(Loss) available to common stockholders	$49,623	$(511,916)	$(1,396,157)	$(674,491)
Net Income/(Loss) per share	$0.0001	$(0.0006)	$(0.0018)	$(0.0008)
Fiscal Year July 31, 2014:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating Loss	$(1,443,051)	$(1,010,861)	$(1,242,849)	$(702,918)
Net Income/(Loss)	$530,094	$(3,186,290)	$270,923	$2,383,856
Net Income/(Loss) available to common stockholders	$530,094	$(3,594,569)	$(1,149,127)	$2,153,856
Net Loss per share	$0.001	$(0.010)	$(0.002)	$0.003

Note 15 - Subsequent Events:

On September 23, 2015, the Company signed an amendment to a letter agreement which was originally signed in September 2011 and extended in October 2012. The letter agreement agreed to convert an unsecured payable from May 2009 in the amount of approximately $1.1 million to a non-interest bearing balance of approximately $2.25 million included in Accounts Payable & Accruals - General and Administrative (Note 6). Per the original letter agreement, such balance will be settled in Antigen stock following the proposed spinout of Antigen. The September 23, 2015 amendment agreed to amend the total balance owing to approximately $3.15 million (from $2.54 million) in recognition of the party’s forbearance due to the delay in the proposed Antigen spinout. The additional charge of approximately $610,000 will be recognized as an expense in the Company’s fiscal quarter ended October 31, 2015.

At our annual shareholders’ meeting on August 19, 2015, the Company received shareholder approval for an increase in authorized shares of common stock from 1,500,000 to 2,450,000. The Certificate of Amendment to the Certificate of Incorporation was filed on September 15, 2015 to effect such increase.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of July 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2015, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of July 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on management’s assessment using those criteria, management has concluded that the Company’s internal control over financial reporting was effective as of July 31, 2015.

As of July 31, 2015, the Company is a smaller reporting company. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements; therefore, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

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

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for the Years Ended July 31, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended July 31, 2015 and 2014

2.	Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year ended July 31, 2015 Valuation Allowance on Deferred Tax Asset	$91,105,273	—	—	4,289,000	86,816,273

Year ended July 31, 2014 Valuation Allowance on Deferred Tax Asset	$88,098,860	—	3,006,413	—	91,105,273

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2015 and 2014 is included with its report on our financial statements located at page 40.

3.	Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 64 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 9th day of October 2015.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General	October 9, 2015
Mark A. Fletcher	Counsel and Secretary (Principal Executive Officer)

/s/ Stephen Fellows	Chief Financial Officer	October 9, 2015
Stephen Fellows	(Principal Financial and Accounting Officer)

/s/ Brian T. McGee	Director	October 9, 2015
Brian T. McGee

/s/ James Anderson	Director	October 9, 2015
James Anderson

/s/ Eric von Hofe	Director	October 9, 2015
Eric von Hofe

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation as amended by the Certificate of Amendment dated as of September 15, 2015.

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

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)
3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended April 30, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006)

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006)

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on April 30, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on April 30, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23	Form of Securities Purchase Agreement, date May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

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

69

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
4.35.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

70

4.36.1

Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).
4.36.3

Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

9

Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on November 12, 2004)

10.1	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 100,000 shares of Common Stock at the exercise price of $0.56 per share (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.2	Stock Option Agreement by and between Generex Biotechnology Corporation and Brian T. McGee to purchase 35,714 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.3	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark Fletcher to purchase 250,000 shares of Common Stock at the exercise price of $0.61 per share (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.4	Stock Option Agreement by and between Generex Biotechnology Corporation and Mark A. Fletcher to purchase 470,726 shares of Common Stock at the exercise price of $0.001 per share (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)*

10.5	1998 Stock Option Plan (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)*

10.6	2000 Stock Option Plan (incorporated by reference to Exhibit 4.3.2 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 30, 2000)*

10.7	Amended 2001 Stock Option Plan (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 15, 2003)*

10.8	2006 Stock Plan (incorporated by reference to Annex A to Generex Biotechnology Corporation’s Proxy Statement for the Annual Meeting of Stockholders held on May 30, 2006)*

10.9	Stockholders Agreement among Generex Biotechnology Corporation and the former holders of capital stock of Antigen Express, Inc. (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 29, 2003)

10.10	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)*

10.11	Quotation for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on June 20, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.25 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on February 14, 2007)

10.12	Quotation Amendment for Contract Manufacturing of Oral-lyn™ entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on August 18, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

10.13	Clinical Supply Agreement entered into between Generex Biotechnology Corporation and Cardinal Health PTS, LLC on September 6, 2006 (subject to confidential treatment) (incorporated by reference to Exhibit 10.27 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

71

10.14	Form of Restricted Stock Agreement for awards to executive officers of Generex Biotechnology Corporation under the Generex Biotechnology Corporation 2006 Stock Plan (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 23, 2007)*

10.15	Summary of Employment Terms for Mark A. Fletcher effective as of April 21, 2003 (incorporated by reference to Exhibit 10.30 to Generex Biotechnology Corporation’s Report on Form 10-K/A filed on November 28, 2007)*

10.16	Form of Consent and Waiver Agreement entered into with Cranshire Capital, L.P., Portside Growth and Opportunity Fund and, Smithfield Fiduciary LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.17	Form of Consent and Waiver Agreement entered into with Rockmore Investment Master Fund Ltd. (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.18	Form of Consent and Waiver Agreement entered into with the Iroquois Funds (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 1, 2008)

10.19	Form of separate Agreements entered into with each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC and Iroquois Capital Opportunity Fund, LP on December 22, 2008 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.20	Form of Agreement entered into with Iroquois Master Fund Ltd. on December 22, 2008 (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 23, 2008)

10.21	Form of separate Letter Agreements dated as of February 13, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 17, 2009)

10.22	Form of Forbearance and Amendment Agreement dated as of February 27, 2009 and entered into by and between Generex Biotechnology Corporation and each of Cranshire Capital, L.P., Portside Growth and Opportunity Fund, Rockmore Investment Master Fund Ltd., Smithfield Fiduciary LLC, Iroquois Master Fund Ltd. and Iroquois Capital Opportunity Fund, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 2, 2009)

10.23	At Market Offering Issuance Agreement dated October 14, 2009 entered into between Generex Biotechnology Corporation and Wm Smith & Co, LLC (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 15, 2009)

10.24	Recombinant Human Insulin Active Ingredient Manufacturing and Supply Agreement entered into on December 7, 2009 by and between Generex Biotechnology Corporation and Sanofi-Aventis Deutschland GmbH (subject to confidential treatment) (incorporated by reference to Exhibit 10.2 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 11, 2009)

10.25	Incentive Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.26	Nonqualified Stock Option Grant Agreement dated March 9, 2010 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 11, 2010)*

10.27	Amendment to the Employment Terms for Mark A. Fletcher, dated September 29, 2010 (incorporated by reference to Exhibit 10.46 to Generex Biotechnology Corporation’s Annual Report on Form 10-K filed on October 14, 2010).*

10.28

Limited Liability Company Ownership Interest Purchase Agreement by and among Generex Biotechnology Corporation, Global Medical Direct, LLC and Joseph Corso, Jr., Robert S. Shea and Mark Franz (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on October 12, 2010)

72

10.29

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.30

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.31

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.32

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.9 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.33

Nonqualified Stock Option Grant Agreement dated March 25, 2011 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 3, 2011).*

10.34

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.48 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.35

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.50 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.36

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.52 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.37

Nonqualified Stock Option Grant Agreement dated June 19, 2012 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.53 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.38

Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.54 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.39

Nonqualified Stock Option Grant Agreement dated June 20, 2012 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.55 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on September 12, 2012).*

10.40

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.56 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.41

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.58 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.42

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.59 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.43

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.60 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.44

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.61 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

73

10.45

Nonqualified Stock Option Grant Agreement dated April 1, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.62 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.46

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Mark A. Fletcher (incorporated by reference to Exhibit 10.63 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.47

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Brian T. McGee (incorporated by reference to Exhibit 10.65 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.48

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.66 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.49

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.67 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.50

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.68 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.51

Nonqualified Stock Option Grant Agreement dated June 6, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.69 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 filed on July 2, 2013).*

10.52

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.53

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.3 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.54

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.4 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.55

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.5 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.56

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.6 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.57

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Eric von Hofe (incorporated by reference to Exhibit 10.7 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.58

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and James Anderson (incorporated by reference to Exhibit 10.8 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.59

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and David Brusegard (incorporated by reference to Exhibit 10.10 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

74

10.60

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Stephen Fellows (incorporated by reference to Exhibit 10.11 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.61

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Mark Fletcher (incorporated by reference to Exhibit 10.12 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.62

Nonqualified Stock Option Grant Agreement dated October 31, 2013 by and between Generex Biotechnology Corporation and Brian McGee (incorporated by reference to Exhibit 10.13 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on December 9, 2013).*

10.63

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

75