Form 10-Q
period 2015-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2016-01-14
CIK 1059784

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

4145 NORTH SERVICE ROAD, SUITE 200
BURLINGTON, ONTARIO
CANADA L7L 6A3
(Address of principal executive offices)

(416) 364-2551
(Registrant’s telephone number, including area code)

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

The number of outstanding shares of the registrant's common stock, par value $.001, was 870,325,348 as of January 14, 2016.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - October 31, 2015 (unaudited) and July 31, 2015	3

Consolidated Statements of Comprehensive Income - For the three periods ended October 31, 2015 and 2014 (unaudited)	4

Consolidated Statements of Cash Flows - For the three-month periods ended October 31, 2015 and 2014 (unaudited)	5

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3. Quantitative and Qualitative Disclosures About Market Risk	27

Item 4. Controls and Procedures	28

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 1A. Risk Factors	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3. Defaults Upon Senior Securities	31

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	31

Item 6. Exhibits	33

Signatures	32

PART I. FINANCIAL INFORMATION

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2015	July 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 52,429	$ 749,965
Other current assets	51,962	51,240
Total Current Assets	104,391	801,205

Property and Equipment, Net	2,459	2,869
Patents, Net	1,377,451	1,430,016

TOTAL ASSETS	$ 1,484,301	$ 2,234,090

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$ 8,538,585	$ 8,018,333
Total Current Liabilities	8,538,585	8,018,333

Derivative Warrant Liability (Note 7 and 8)	2,525,315	2,363,415

Derivative Additional Investment Rights Liability (Note 7 and 8)	296,725	142,662

Total Liabilities	11,360,625	10,524,410

Commitments and Contingencies (Note 5)

Stockholders’ Deficiency (Note 7):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500
shares, -0- issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000
shares, -0- issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750
shares, -0- issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450
shares, -0- issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares,
250 and 670 issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares,
500 issued shares at October 31, 2015 and July 31, 2015, respectively	--	--
Common stock, $.001 par value; authorized 2,450,000,000 and 1,500,000,000 shares at
October 31, 2015 and July 31, 2015, respectively; 870,325,348 and 825,496,238
issued and outstanding at October 31, 2015 and July 31, 2015, respectively	870,325	825,496
Additional paid-in capital	362,660,077	362,556,710
Accumulated deficit	(374,212,528)	(372,481,263)
Accumulated other comprehensive income	805,802	808,737
Total Stockholders’ Deficiency	(9,876,324)	(8,290,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$ 1,484,301	$ 2,234,090

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	For the Three Months Ended
	October 31,
	2015	2014
Operating Expenses:
Research and development	$ 177,570	$ 408,296
General and administrative (Note 4)	1,140,009	172,334
Total Operating Expenses	1,317,579	580,630

Operating Loss	(1,317,579)	(580,630)

Other Income/(Expense):
Interest income	--	9
Interest expense	(97,723)	(81,734)
Change in fair value of derivative liabilities (Note 8)	(315,963)	711,978

Net (Loss) / Income	$ (1,731,265)	$ 49,623

Net (Loss) / Income per Common Share (Note 6)
Basic	$ (0.002)	$ 0.0001
Diluted	$ (0.002)	$ 0.0001

Shares Used to Compute (Loss) / Income per Share (Note 6)
Basic	850,126,309	779,964,709
Diluted	850,126,309	811,211,437

Other Comprehensive (Loss) / Income:
Net (Loss) / Income	$ (1,731,265)	$ 49,623
Change in foreign currency translation adjustments	(2,936)	3,518

Comprehensive (Loss) / Income:	$ (1,734,201)	$ 53,141

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Three Months
	Ended October 31,
	2015	2014
Cash Flows From Operating Activities:
Net (loss)/income	$ (1,731,265)	$ 49,623
Adjustments to reconcile net (loss) / income to net cash used in operating activities:
Depreciation and amortization	52,661	115,912
Stock compensation expense	27,344	--
Common stock issued for services rendered	4,500	21,050
Common stock issued as make-whole payments on preferred stock	113,400	58,523
Change in fair value of derivative liabilities	315,963	(711,978)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	522,064	(601,072)
Other current assets	(784)	32,294
Net Cash Used in Operating Activities	(696,117)	(1,035,648)

Cash Flows From Investing Activities:
Costs incurred for patents	--	(13,887)
Net Cash Used in Investing Activities	--	(13,887)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,952	542
Net Cash Provided by Financing Activities	2,952	542

Effect of Exchange Rates on Cash	(4,372)	(5,058)

Net decrease in cash and cash equivalents	(697,537)	(1,054,051)

Cash and cash equivalents, beginning of period	749,965	3,269,489

Cash and cash equivalents, end of period	$ 52,428	$ 2,215,438

Item 1. Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three month period ended October 31, 2015 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2016. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $374 million and a working capital deficiency of approximately $8.4 million at October 31, 2015. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014.

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

Note 3 – Stock-Based Compensation:

As of October 31, 2015, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At October 31, 2015, there were 2,338,916 and 78,678,172 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended October 31, 2015 or in the fiscal year ended July 31, 2015.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2015:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding, August 1, 2015	30,233,074	$0.0468
Add: Granted	2,952,404	0.0010
Less: Exercised	2,952,404	0.0010
Outstanding, October 31, 2015	30,233,074	$0.0468	$189,958
Exercisable, October 31, 2015	30,233,074	$0.0468	$189,958

The 30,333,074 outstanding options at October 31, 2015 had a weighted average remaining contractual term of 2.33 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the three months ended October 31, 2015. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at October 31, 2015.

Note 4 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	October 31, 2015	July 31, 2015

Accounts Payable and Accruals - General and Administrative	$3,746,467	$3,156,951
Accounts Payable and Accruals - Research and Development	3,981,099	3,861,902
Accounts Payable and Accruals - Selling and Marketing	326,218	326,250
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 7)	202,500	315,900
Executive Compensation and Directors' Fees Payable	282,301	357,330
Total	$8,583,585	$8,018,333

On September 23, 2015, the Company signed an amendment to a letter agreement which was originally signed in September 2011 and extended in October 2012. The letter agreement agreed to convert an unsecured payable from May 2009 in the amount of approximately $1.1 million to a non-interest bearing balance of approximately $2.25 million included in Accounts Payable & Accruals - General and Administrative above. Per the original letter agreement, such balance will be settled in Antigen stock following the proposed spinout of Antigen. The September 23, 2015 amendment agreed to amend the total balance owing to approximately $3.15 million (from $2.54 million) in recognition of the party’s forbearance due to the delay in the proposed Antigen spinout. The additional charge of approximately $610,000 was recognized as a general and administrative expense in the Company’s fiscal quarter ended October 31, 2015.

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

Note 6 – Net (Loss) / Income Per Share (“EPS”):

Basic EPS and Diluted EPS for the three-month period ended October 31, 2015 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 606,644,111 incremental shares at October 31, 2015, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive.

Basic EPS for the three-month period ended October 31, 2014 has been computed by dividing the net income available to common stockholders for the respective periods by the weighted average shares outstanding during those periods.

The following table represents a reconciliation of the basic and diluted EPS computations contained in our interim statements for the three-month period ended October 31, 2014:

	Three Months Ended
	October 31, 2014
	Net Income	Weighted Average Shares	Earnings per Share
Basic EPS	$49,623	779,964,709	$0.0001
Effect of dilutive securities:
Stock options	—	31,246,728	—
Warrants	—	—	—
Convertible preferred stock	—	—	—
Diluted EPS	$49,623	811,211,437	$0.0001

Diluted EPS for the three-month periods ended October 31, 2014 has been computed by dividing the net income available to common stockholders for the respective periods by the diluted weighted average shares outstanding during that period.

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

Note 7 – Stockholders’ Deficiency:

Common Stock

During the three months ended October 31, 2015, the Company issued or committed to issue 300,000 shares of common stock to various consultants for services rendered, valued at $4,500.

During the three months ended October 31, 2015, the Company issued 27,999,999 shares of common stock in conjunction with the conversion of 420 shares of the Series F 9% Convertible Preferred Stock and 13,576,707 shares of common stock as “make-whole” dividend payments on the Series F 9% Convertible Preferred Stock.

During the three months ended October 31, 2015, the Company issued 2,952,404 to various employees in exchange for services rendered in the amount of $27,344.

During the three months ended October 31, 2015, the Company received proceeds of $2,952 from exercises of options at $0.001 per share.  The Company issued 2,952,404 shares of common stock as a result of these exercises.

The stockholders’ deficiency transactions for the three months ended October 31, 2015, including the transactions described above are summarized below:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stockholders' Deficiency

Balance at August 1, 2015	825,496,238	$825,495	$362,556,710	$(8,290,320)
Issuance of common stock on conversion of convertible preferred stocks	27,999,999	28,000	(28,000)	—
Issuance of common stock as make-whole payments on convertible preferred stock	13,576,707	13,577	99,823	113,400
Issuance of common stock for services	300,000	300	4,200	4,500
Issuance of stock options for services	—	—	27,344	27,344
Exercise of stock options	2,952,404	2,953	—	2,953
Balance at October 31, 2015	870,325,348	$870,325	$362,660,077

Other changes to Stockholders’ Deficiency
Net loss for three months ended October 31, 2015				(1,731,265)
Currency translation adjustment				(2,936)
Stockholders’ Deficiency at October 31, 2015				$(9,876,324)

Warrants

There are 512,911,037 warrants outstanding as of October 31, 2015. There were no warrants issued, or exercised for the three months ended October 31, 2015. The outstanding warrants at October 31, 2015 have a weighted average exercise price of $0.015 per share and have a weighted average remaining life of 2.23 years.

As of October 31, 2015, the Company has 512,911,037 warrants with a current exercise price of $0.015 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 8 - Derivative Liabilities below. As of October 31, 2015, there were a total of 512,911,037 warrants with an estimated fair value of $2,525,315, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

Series A, B, C, D and E 9% Convertible Preferred Stock

All of the Company’s Series A, B, C, D and E 9% Convertible Preferred Stock was converted prior to the beginning of the Company’s 2016 fiscal year.

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.015 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015), and will accrue a 9% dividend until the third year anniversary of the issuances. On each one year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock is converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. The conversion price for the Series F Convertible Preferred Stock was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock on June 24, 2015 and the number of common shares underlying the 838 Series F Convertible Preferred Stock outstanding at that date increased from 27,941,667 to 55,883,333.

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

As of October 31, 2015, 1,825 of the Series F convertible preferred stock had been converted to common stock. There were 80,441,665 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 29,971,378 shares of common stock issued as “make-whole payments” on such conversions. As of October 31, 2015, none of the Series G convertible preferred stock had been converted to common stock.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $55,000, from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of comprehensive (loss) / income for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 8 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,064)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $67,500 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at October 31, 2015.

Accounting for proceeds from the Series G convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $25,000, from the Series G convertible preferred stock financing in June 2015 were $475,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of comprehensive (loss) / income for the fiscal year ended July 31, 2015 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 8 – Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$475,000
Derivative warrant liability fair value	(354,535)
Derivative additional investment rights fair value	(285,048)
Other issuance costs (finders’ fee)	(40,000)
Make whole payments liability	(135,000)
Deemed dividend	$(339,583)

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the remaining balance of $135,000 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at October 31, 2015.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at October 31, 2015 and July 31, 2015 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of comprehensive income. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at October 31, 2015 are all currently exercisable with a weighted-average remaining life of 2.23 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a loss of $161,900 within the Company’s consolidated statements of operations for the three months ended October 31, 2015 and a gain of $517,466 within the Company’s consolidated statements of comprehensive (loss) / income for the three months ended October 31, 2014, which are included in the consolidated statement of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at October 31, 2015 and July 31, 2015 were $2,525,315 and $2,363,415, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2015 until October 31, 2015:

	Value	No. of Warrants
Balance at August 1, 2015 – Derivative warrant liability	$2,363,415	512,911,037
Decrease in fair value of derivative warrant liability	161,900	n/a
Balance at October 31, 2015 – Derivative warrant liability	$2,525,315	512,911,037

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2015 and July 31, 2014. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the October 31, 2015 and July 31, 2015 fair value calculations were as follows:

	October 31, 2015	July 31, 2015
Current exercise price	$0.015	$0.015
Time to expiration	2.2	2.5 years
Risk-free interest rate	1.05%	1.08%
Estimated volatility	95%	82%
Dividend	0	0
Stock price at period end date	$0.0082	$0.01

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The Series F additional investment rights expired in March 2015. The fair value of the Series G derivative liability associated with the additional investment rights was determined to be $296,725 at October 31, 2015 (July 31, 2015 - $142,662).

The key inputs used in the fair value calculation at October 31, 2015 and July 31, 2015 were as follows:

	October 31, 2015	July 31, 2015
Underlying number of units of convertible preferred stock	500	500
Underlying number of units of warrants	33,333,333	33,333,333
Current exercise price of warrants	0.015	0.015
Current conversion price of preferred stock	0.015	0.015
Time to expiration	0.80 years	1.05 years
Risk-free interest rate	0.23%	0.30%
Estimated volatility	106%	79%
Dividend	0	0
Stock price at period end date	$0.0082	0.01

The revaluation of the additional investment rights in the three-month period ended October 31, 2015, resulted in the recognition of a loss of $154,063 and in the three-month period ended October 31, 2014, the revaluation resulted in the recognition of a gain of $194,512. The respective loss and gain are recorded within the Company’s consolidated statements of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”.

Note 9 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three-month periods ended October 31, 2015 and 2014. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2015, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended October 31, 2015.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2015 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2015, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Overview of Business

We are engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus at the present time is our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express, Inc. (“Antigen”), we have undertaken work on immunomedicines incorporating proprietary vaccine formulations.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. We have undertaken clinical development work in respect of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials. The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu. In addition to developing vaccines for pandemic influenza viruses, we have undertaken vaccine development efforts for seasonal influenza virus, HIV, HPV, melanoma, ovarian cancer, allergy and Type I diabetes mellitus.

Financial Condition

We are a development stage company and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $374,212,528 at October 31, 2015. As of October 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2015 or the first quarter of fiscal 2016, nor are any expected during the remainder of fiscal 2016.

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

In India, a marketing plan has been submitted by Shreya Life Sciences Pvt. Ltd., to Generex on the marketing strategy for the distribution of Oral Recosulin™, the trademark under which Shreya will market Generex Oral-lyn™ within India. The marketing plan also includes post-approval marketing studies. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  The marketing acceptance dossier has been submitted to the Indian regulatory authority. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through the first quarter of the 2016 fiscal year.

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

Other Potential Buccal Products

We have had past discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds, including monoclonal antibodies, human growth hormone, fertility hormone, estrogen and heparin, and a number of vaccines. We have not expended resources to further develop any of these products during the fiscal year ended July 31, 2015 or thus far in fiscal 2016 and do not currently have plans to expend further resources on these products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2015, we have received only limited revenues from operations. We did not have any revenue for the three months ended October 31, 2015 or in the fiscal year ended July 31, 2015

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 4145 North Service Road, Suite 200, Burlington, Ontario, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com.  We make available free of charge on or through our website our filings with the SEC.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the three months ended October 31, 2015, approximately 76% of our $177,570 in research and development expenses was attributable to insulin and platform technology development.  During the three months ended October 31, 2014, approximately 50% of our $408,296 in research and development expenses was attributable to insulin and platform technology development.

During the three months ended October 31, 2015, approximately 24% of our $177,570 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 50% of our $408,296 in research and development expenses for the three months ended October 31, 2014.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of October 31, 2015, there were no indications of any impairments of our long-lived assets.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of October 31, 2015 and July 31, 2015, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2015 compared to three months ended October 31, 2014

We had a net loss for the quarter ended October 31, 2015 of $1,731,265 versus net income of $49,623 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was caused primarily by our operating expenses of $1,317,579, in addition to the loss due to the change in fair value of the derivative liabilities of $315,963, while in the prior year the net income was due primarily to operating expenses of $580,630 offset by a gain due to the change in fair value of the derivative liabilities of $711,978. Our operating loss for the quarter ended October 31, 2015 increased to $1,317,579 compared to $580,630 in the same fiscal quarter of 2014.  The increase in operating loss resulted from an increase in general and administrative expenses (to $1,140,009 from $172,334) offset by a decrease in research and development expenses (to $177,570 from $408,296). We did not have revenue in either of the quarters ended October 31, 2015 or 2014.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is due to our current efforts to reduce expenditures to conserve cash. In the general and administrative expense category, a non-cash charge of approximately $610,000 related to a forbearance fee on the non-payment of a non-interest bearing note accounted for almost 54% of the current fiscal year quarter’s expenditures in this category. In the previous fiscal year quarter, we had a credit to expenses in this category of approximately $328,000 related to the final settlement of a previously owing balance owing to a vendor. Without these two items, first quarter expenses in the general and administrative expense category would have been fairly flat from year to year.

Our interest expense in the first quarter of fiscal 2016 was $97,723 compared to the previous year’s fiscal quarter at $81,734.   Change in fair value of derivative liabilities contributed a loss of $315,963 in the first quarter of fiscal 2016 compared to a gain of $711,978 in the first quarter of fiscal 2015.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.3 million during fiscal 2014 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment)), our cash balances were low throughout fiscal 2015 and thus far through fiscal 2016.

Our stockholders approved a reverse split proposal at our annual general meeting held on August 19, 2015, which approval allows the Board to implement a reverse split in its discretion at any time prior to December 31, 2016 and is not contingent upon listing our common stock on a national stock exchange. However, the terms of the securities purchase agreements that we entered into on January 14, 2014, March 27, 2014 and June 24, 2015 prohibit us from undertaking a reverse or forward stock split or reclassification of our common stock without the consent of the purchasers of the securities, except for a reverse stock split made in conjunction with a listing of the common stock on a national securities exchange.

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

Equity Financings

Following is a summary of the equity financing activities that we have completed since the beginning of the 2015 calendar year.

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

As of October 31, 2015, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At October 31, 2015, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

As of October 31, 2015, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises)

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

Cash Flows for the Three months ended October 31, 2015

For the three months ended October 31, 2015, we used $696,116 in cash to fund our operating activities. The use for operating activities included a net loss of $1,731,265, changes to working capital including an increase of $522,064 related to accounts payable and accrued expenses, offset by a decrease related to other current assets of $784.

The use of cash was offset by non-cash expenses of $52,661 related to depreciation and amortization, stock-based compensation issued in exchange for services rendered by consultants of $4,500 and common stock issued for interest on our convertible preferred stock of $113,400. There was also a year-to-date non-cash loss of $315,963 related to the fair valuation of the derivative liabilities at October 31, 2015.

We had cash provided by financing activities in the three months ended October 31, 2015 of $2,952, which pertained to proceeds from cash exercises of stock options.

Our net working capital deficiency at October 31, 2015 increased to $8,434,194 from $7,217,128 at July 31, 2015, which was attributed largely to cash used in operations for the three-month period ended October 31, 2015.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of October 31, 2015, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of October 31, 2015, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2015, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2015, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2015, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2015, 1,825 shares of the Series F convertible preferred stock had been converted to common stock. There were 80,441,665 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 29,971,378 shares of common stock issued as “make-whole payments” on such conversions.

As of October 31, 2015, no shares of our Series G 9% Convertible Preferred Stock had been converted into shares of our common stock.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2015, as amended, for further descriptions of our transactions with related parties during the last fiscal year.

Recently Adopted Accounting Pronouncements

None

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

As of October 31, 2015, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of October 31, 2015, there were 512,911,037 warrants outstanding subject to price protection provisions with an estimated fair value of $2,525,315 or $0.005 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and acting Chief Financial Officer (“CFO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of October 31, 2015, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2015, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2015, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2015, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $374,212,528 at October 31, 2015. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $374,212,528 at October 31, 2015, and our consolidated balance sheet reflected a stockholders’ deficiency of $9,876,324 at that date. We received a report from our independent auditors for the year ended July 31, 2015 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At October 31, 2015, there were 512,911,037 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015. In addition, in connection with the private placements that closed on June 17, 2013, March 27, 2014 and June 24, 2015, an additional 65,000,000 shares of common stock are issuable upon conversion of the remaining Series F and G 9% Convertible Preferred Stock at October 31, 2015. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 66% of the shares of common stock outstanding at October 31, 2015. Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2015, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2015.   During the three months ended October 31, 2015, we issued or committed to issue 300,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended October 31, 2015.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: January 14, 2016	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: January 14, 2016	By:	/s/ Stephen Fellows
Stephen Fellows
Chief Financial Officer
32

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009).

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011).

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012).

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

33