Form 10-Q
period 2016-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2016-07-22
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2016

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

☐ Yes  ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 903,333,142 as of June 21, 2016.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2016	July 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$31,768	$749,965
Other current assets	5,176	51,240
Total Current Assets	36,944	801,205

Property and Equipment, Net	1,938	2,869
Patents, Net	1,305,326	1,430,016

TOTAL ASSETS	$1,344,208	$2,234,090

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$8,537,216	$8,018,333
Total Current Liabilities	8,537,216	8,018,333

Derivative Warrant Liability (Note 7 and 8)	2,332,731	2,363,415

Derivative Additional Investment Rights Liability (Note 7 and 8)	276,980	142,662

Total Liabilities	11,146,927	10,524,410

Commitments and Contingencies (Note 5)

Stockholders’ Deficiency (Note 7):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares, -0- issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares, -0- issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, 250 and 670 issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, 500 issued shares at January 31, 2016 and July 31, 2015, respectively	—	—
Common stock, $.001 par value; authorized 2,450,000,000 and 1,500,000,000 shares at January 31, 2016 and July 31, 2015, respectively; 870,325,348 and 825,496,238 issued and outstanding at January 31, 2016 and July 31, 2015, respectively	870,325	825,496
Additional paid-in capital	362,783,224	362,556,710
Accumulated deficit	(374,259,918)	(372,481,263)
Accumulated other comprehensive income	803,650	808,737
Total Stockholders’ Deficiency	(9,802,719)	(8,290,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$1,344,208	$2,234,090

The Accompanying Notes are an Integral Part of These Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) / INCOME (UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	January 31,		January 31,
	2016	2015	2016	2015
Operating Expenses:
Research and development	$67,628	$222,384	245,198	630,680
General and administrative (Note 4)	89,904	612,763	1,229,913	1,112,936
Total Operating Expenses	157,532	835,147	1,475,111	1,743,616

Operating Loss	(157,532)	(835,147)	(1,475,111)	(1,743,616)

Other Income/(Expense):
Interest income	—	2	—	11
Interest expense	(102,187)	(85,468)	(199,910)	(167,202)
Change in fair value of derivative liabilities (Note 8)	212,329	408,697	(103,634)	1,120,675
Gain on extinguishment of debt (Note 4)	—	—	—	327,839

Net (Loss) / Income	$(47,390)	$(511,916)	$(1,778,655)	$(462,293)

Net (Loss) / Income per Common Share (Note 6)
Basic	$—	$—	$(0.002)	$(0.001)
Diluted	$—	$—	$(0.002)	$(0.001)

Shares Used to Compute (Loss) / Income per Share (Note 6)
Basic	870,325,348	789,848,649	860,225,829	784,906,679
Diluted	870,555,584	820,661,184	860,225,829	784,906,679

Other Comprehensive (Loss) / Income:
Net (Loss) / Income	$(47,390)	$(511,916)	$(1,778,655)	$(462,293)
Change in foreign currency translation adjustments	(2,152)	27,718	(5,087)	31,235

Comprehensive (Loss) / Income:	$(49,542)	$(484,198)	$(1,783,742)	$(431,058)

The Accompanying Notes are an Integral Part of These Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the Six Months
	Ended January 31,
	2016	2015
Cash Flows From Operating Activities:
Net (loss)	$(1,778,655)	$(462,293)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Depreciation and amortization	123,106	203,430
Stock compensation expense	27,344	—
Common stock issued for services rendered	4,500	66,369
Common stock issued as make-whole payments on preferred stock	113,400	58,523
Change in fair value of derivative liabilities	103,634	(1,120,675)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	662,840	(449,930)
Other current assets	45,412	99,764
Net Cash Used in Operating Activities	(698,419)	(1,604,812)

Cash Flows From Investing Activities:
Costs incurred for patents	—	(46,587)
Net Cash Used in Investing Activities	—	(46,587)

Cash Flows From Financing Activities:
Proceeds from exercise of stock options	2,952	542
Net Cash Provided by Financing Activities	2,952	542

Effect of Exchange Rates on Cash	(22,729)	(8,765)

Net decrease in cash and cash equivalents	(718,197)	(1,659,622)

Cash and cash equivalents, beginning of period	749,965	3,269,489

Cash and cash equivalents, end of period	$31,768	$1,609,867

The Accompanying Notes are an Integral Part of These Financial Statements

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the six month period ended January 31, 2016 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $374 million and a working capital deficiency of approximately $8.5 million at January 31, 2016. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014.

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

Note 3 – Stock-Based Compensation:

As of January 31, 2016, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At January 31, 2016, there were 2,338,916 and 63,284,808 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended January 31, 2016 or in the fiscal year ended July 31, 2015.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the Six months ended January 31, 2016:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding, August 1, 2015	30,233,074	$0.0468
Add: Granted (note 7)	18,345,768	0.0010
Less: Exercised	2,952,404	0.0010
Outstanding, January 31, 2016	45,626,438	$0.0314	$275,725
Exercisable January 31, 2016	45,626,438	$0.0314	$275,725

The 45,626,438 outstanding options at January 31, 2016 had a weighted average remaining contractual term of 2.99 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the six months ended January 31, 2016. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at January 31, 2016.

Note 4 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	January 31, 2016	July 31, 2015

Accounts Payable and Accruals - General and Administrative	$3,679,408	$3,156,951
Accounts Payable and Accruals - Research and Development	4,078,817	3,861,902
Accounts Payable and Accruals - Selling and Marketing	325,949	326,250
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 7)	202,500	315,900
Executive Compensation and Directors’ Fees Payable	250,542	357,330
Total	$8,537,216	$8,018,333

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

Note 6 – Net (Loss) / Income Per Share (“EPS”):

Basic EPS and Diluted EPS for the three and six-month periods ended January 31, 2016 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during each period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 621,837,475 incremental shares at January 31, 2016, have been excluded from the respective computations of Diluted EPS as they are anti-dilutive, due to the losses generated during these periods.

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

Note 7 – Stockholders’ Deficiency:

Common Stock

During the six months ended January 31, 2016, the Company issued or committed to issue 300,000 shares of common stock to various consultants for services rendered, valued at $4,500.

During the six months ended January 31, 2016, the Company issued 27,999,999 shares of common stock in conjunction with the conversion of 420 shares of the Series F 9% Convertible Preferred Stock and 13,576,707 shares of common stock as “make-whole” dividend payments on the Series F 9% Convertible Preferred Stock.

During the six months ended January 31, 2016, the Company issued 2,952,404 to various employees in exchange for services rendered in the amount of $27,344.

During the six months ended January 31, 2016, the Company received proceeds of $2,952 from exercises of options at $0.001 per share.  The Company issued 2,952,404 shares of common stock as a result of these exercises.

During the six months ended January 31, 2016 company granted total of 15,393,364 options to satisfy the deferred salary of $123,146 to the Corporate officers at an exercise price of $0.001 per share.

The stockholders’ deficiency transactions for the six months ended January 31, 2016, including the transactions described above are summarized below:

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Stockholders’ Deficiency

Balance at August 1, 2015	825,496,238	$825,495	$362,556,710	$(8,290,320)
Issuance of common stock on conversion of convertible preferred stock	27,999,999	28,000	(28,000)	—
Issuance of common stock as make-whole payments on convertible preferred stock	13,576,707	13,577	99,823	113,400
Issuance of common stock for services	300,000	300	4,200	4,500
Issuance of stock options for services	—	—	27,344	27,344
Issuance of Stock Options for Executive deferred salary			123,147	123,147
Exercise of stock options	2,952,404	2,953	—	2,953
Balance at January 31, 2016	870,325,348	$870,325	$362,783,224

Other changes to Stockholders’ Deficiency
Net loss for Six months ended January 31, 2016				(1,778,655)
Currency translation adjustment				(5,087)
Stockholders’ Deficiency at January 31, 2016				$(9,802,719)

Warrants

There are 512,911,037 warrants outstanding as of January 31, 2016. There were no warrants issued, or exercised for the six months ended January 31, 2016. The outstanding warrants at January 31, 2016 have a weighted average exercise price of $0.015 per share and have a weighted average remaining life of 1.94 years.

As of January 31, 2016, the Company has 512,911,037 warrants with a current exercise price of $0.015 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 8 - Derivative Liabilities below. As of January 31, 2016, there were a total of 512,911,037 warrants with an estimated fair value of $2,332,731, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

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

As of January 31, 2016, 1,825 of the Series F convertible preferred stock had been converted to common stock. There were 80,441,665 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 29,971,378 shares of common stock issued as “make-whole payments” on such conversions. As of January 31, 2016, none of the Series G convertible preferred stock had been converted to common stock.

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

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $67,500 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at January 31, 2016.

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

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the remaining balance of $135,000 (after conversions) is included in Accounts Payable and Accrued Expenses (see Note 4) at January 31, 2016.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at January 31, 2016 and July 31, 2015 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of comprehensive income. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at January 31, 2016 are all currently exercisable with a weighted-average remaining life of 1.97 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $30,684 within the Company’s consolidated statements of operations for the six months ended January 31, 2016 and a gain of $1,144,784 within the Company’s consolidated statements of comprehensive (loss) / income for the six months ended January 31, 2015, which are included in the consolidated statement of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at January 31, 2016 and July 31, 2015 were $2,332,731 and $2,363,415, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2015 until January 31, 2016:

	Value	No. of Warrants
Balance at August 1, 2015 – Derivative warrant liability	$2,363,415	512,911,037
Decrease in fair value of derivative warrant liability	(30,684)	n/a
Balance at January 31, 2016 – Derivative warrant liability	$2,332,731	512,911,037

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of January 31, 2016 and July 31, 2015. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the January 31, 2016 and July 31, 2015 fair value calculations were as follows:

	January 31, 2016	July 31, 2015
Current exercise price	$0.015	$0.015
Time to expiration	1.97 years	2.5 years
Risk-free interest rate	0.97%	1.08%
Estimated volatility	121%	82%
Dividend	-0-	-0-
Stock price at period end date	$0.0076	$0.01

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The Series F additional investment rights expired in March 2015. The fair value of the Series G derivative liability associated with the additional investment rights was determined to be $276,980 at January 31, 2016 (July 31, 2015 - $142,662).

The key inputs used in the fair value calculation at January 31, 2016 and July 31, 2015 were as follows:

	January 31, 2016	July 31, 2015
Underlying number of units of convertible preferred stock	500	500
Underlying number of units of warrants	33,333,333	33,333,333
Current exercise price of warrants	0.015	0.015
Current conversion price of preferred stock	0.015	0.015
Time to expiration	0.55 years	1.05 years
Risk-free interest rate	0.43%	0.30%
Estimated volatility	149%	79%
Dividend	-0-	-0-
Stock price at period end date	$0.0076	$0.01

The revaluation of the additional investment rights in the six-month period ended January 31, 2016, resulted in the recognition of a loss of $134,318 and in the six-month period ended January 31, 2015, the revaluation resulted in the recognition of a loss of $24,109. The respective loss and gain are recorded within the Company’s consolidated statements of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”.

Note 9 – Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim statements were issued and determined that there are no events requiring financial statement disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three and six-month periods ended January 31, 2016 and 2015. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2015, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2016.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2016 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

We are a development stage company and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $374,259,918 at January 31, 2016. As of January 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2015 or the first two quarters of fiscal 2016, nor are any expected during the remainder of fiscal 2016.

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

Marketing

We have entered into licensing and distribution agreements with a number of multinational distributors to assist us with the process of gaining regulatory approval for the registration, marketing, distribution, and sale of Generex Oral-lyn™ in countries throughout the world. Under these licensing and distribution agreements, excluding one with Dong Sung Pharm Co. in South Korea, we may or may not receive an upfront license fee, but the distributor will bear any and all costs associated with the procurement of governmental approvals for the sale of Generex Oral-Lyn™, including any clinical and regulatory costs. We possess the worldwide marketing rights to our oral insulin product.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended January 31, 2016, we have received only limited revenues from operations. We did not have any revenue for the six months ended January 31, 2016 or in the fiscal year ended July 31, 2015

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

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

During the first two quarter of the current fiscal year and during the last fiscal year, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. We continue to have discussions with the FDA with respect to the pathway for regulatory approval, including any additional clinical or pharmacological studies that might be required to support regulatory approval or enhance marketing success. Late-stage trials involve testing our product with a large number of patients over a significant period of time. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

During the first two quarter of the current fiscal year and during the last fiscal year, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. Antigen has one vaccine currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer and has completed a Phase I clinical trial for a vaccine for H5N1 avian influenza at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. Insubstantial amounts have been expended on projects with other drugs, including morphine and fentanyl, and those projects involved a substantial amount of platform technology development. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the six months ended January 31, 2016, approximately 43% of our $245,198 in research and development expenses was attributable to insulin and platform technology development.  During the six months ended January 31, 2015, approximately 45% of our $630,680 in research and development expenses was attributable to insulin and platform technology development.

During the six months ended January 31, 2016, approximately 57% of our $245,198 in research and development expenses was attributable to Antigen's immunomedicine products compared to approximately 55% of our $630,680 in research and development expenses for the three months ended January 31, 2015.  Because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of January 31, 2016, there were no indications of any impairments of our long-lived assets.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of January 31, 2016 and July 31, 2015, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended January 31, 2016 compared to three months ended January 31, 2015

We had a net loss for the quarter ended January, 2016 of $47,390 versus net loss of $511,916 in the corresponding quarter of the prior fiscal year. The loss in this year’s fiscal quarter was caused primarily by our operating expenses of $157,532, partially offset by the gain due to the change in fair value of the derivative liabilities of $212,329, while in the prior year the net income was due primarily to operating expenses of $835,147 offset by a gain due to the change in fair value of the derivative liabilities of $408,697. Our operating loss for the quarter ended January 31, 2016 decreased to $157,532 compared to $835,147 in the same fiscal quarter of 2015.  The decrease in operating loss resulted from a decrease in general and administrative expenses (to $89,904 from $612,763) offset by a decrease in research and development expenses (to $67,628 from $222,384). We did not have revenue in either of the quarters ended January 31, 2016 or 2015.

Our interest expense in the second quarter of fiscal 2016 was $102,187 compared to the previous year’s fiscal quarter at $85,468.   Change in fair value of derivative liabilities contributed a gain of $212,329 in the second quarter of fiscal 2016 compared to a gain of $408,697 in the second quarter of fiscal 2015.

Six months ended January 31, 2016 compared to six months ended January 31, 2015

We had a net loss for the six months ended January 31, 2015 of $1,778,655 versus a net loss of $462,293 in the corresponding six months of the prior fiscal year. The loss in this year’s fiscal six months was caused primarily by our operating expenses of $1,475,111, in addition to the loss due to the change in fair value of the derivative liabilities of $103,634, while in the prior year the loss was due primarily to operating expenses of $1,743,616. Our operating loss for the six months ended January 31, 2016 decreased to $1,475,111 compared to $1,743,616 in the same fiscal period of 2015.  The decrease in operating loss resulted from a decrease in research and development expenses (to $245,198 from $630,680) and an increase in general and administrative expenses (to $1,229,913 from $1,112,936). We did not have revenue in either of the six-month periods ended January 31, 2016 or 2015.

The decrease in research and development expenses in the current fiscal quarter versus the comparative quarter in the previous fiscal year is primarily due to our current efforts to reduce expenditures to conserve cash.

Our interest expense in the first six months of fiscal 2016 was $199,910 compared to the previous year’s fiscal six months at $167,202.  Change in fair value of derivative liabilities contributed a loss of $103,634 in the first six months of fiscal 2016 compared to a gain of $1,120675 in the first six months of fiscal 2015. .

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of January 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. Therefore, we will require additional funds to support our working capital requirements and any development or other activities, or will need to curtail our clinical trials and other planned activities or suspend operations.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $5.7 million during fiscal 2014 and 2015 (including proceeds from warrant exercises and the net proceeds from the sale of our properties held for investment)), our cash balances were low throughout fiscal 2015 and thus far through fiscal 2016.

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

As of January 31, 2016, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At January 31, 2016, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

As of January 31, 2016, outstanding Series Warrants were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

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

Cash Flows for the Six months ended January 31, 2016

For the six months ended January 31, 2016, we used $698,420 in cash to fund our operating activities. The use for operating activities included a net loss of $1,778,655, changes to working capital including an increase of $662,840 related to accounts payable and accrued expenses, offset by a increase related to other current assets of $45,411.

The use of cash was offset by non-cash expenses of $123,106 related to depreciation and amortization, stock-based compensation issued in exchange for services rendered by consultants of $4,500 and common stock issued for interest on our convertible preferred stock of $113,400. There was also a year-to-date non-cash loss of $103,634 related to the fair valuation of the derivative liabilities at January 31, 2016.

We had cash provided by financing activities in the six months ended January 31, 2016 of $2,952, which pertained to proceeds from cash exercises of stock options.

Our net working capital deficiency at January 31, 2016 increased to $8,500,272 from $7,217,128 at July 31, 2015, which was attributed largely to cash used in operations for the three-month period ended January 31, 2016.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of January 31, 2016, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of January 31, 2016, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of January31, 2016, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2016, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2016, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2016, 1,825 shares of the Series F convertible preferred stock had been converted to common stock. There were 80,441,665 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 29,971,378 shares of common stock issued as “make-whole payments” on such conversions.

As of January 31, 2016, no shares of our Series G 9% Convertible Preferred Stock had been converted into shares of our common stock.

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

As of January 31, 2016, we did not have any fixed rate debt. We have neither issued nor own any long-term debt instruments, or any other financial instruments, for trading purposes to which we would be subject to material market risks.

We have warrants outstanding with price protection provisions that allow for the reduction in the exercise price of the warrants in the event we subsequently issue common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the warrant exercise price then in effect. In addition, with any reduction to the warrant exercise price, the number of shares of common stock that may be purchased upon exercise of each warrant will be increased proportionately, so that after such adjustment the aggregate warrant exercise price payable for the adjusted number of shares issuable upon exercise will be the same as the aggregate warrant exercise price in effect immediately prior to such adjustment. We account for the warrants with price protection in accordance with FASB ASC 815. We recognize the warrants with price protection in our consolidated balance sheet as liabilities. The warrant liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations under the caption Change in fair value of derivative warrant liability. While the change in fair value of the derivative warrant liability has no effect on our cash flows, the gains or losses can have a significant impact on non-operating income and expenses and thus the net income or loss. As of January 31, 2016, there were 512,911,037 warrants outstanding subject to price protection provisions with an estimated fair value of $2,332,731 or $0.005 per warrant. If the estimated fair value of the warrants increases, there will be a corresponding non-operating expense equal to the change in the value of the liability. Likewise, if the estimated fair value of the warrants decreases, there will be a corresponding non-operating gain equal to the change in the value of the liability. There is a directly proportional relationship between the fair value of the warrants and the market price of the stock; therefore increases or decreases in the market price will lead to corresponding increases or decreases in the value of the warrant liability and result in losses or gains, respectively, on our consolidated statements of operations.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the Chief Executive Officer (“CEO”) and Chief Operating Officer (“COO”), of the effectiveness of Generex’s disclosure controls and procedures. Based on the evaluation, the CEO and COO have concluded that, as of January 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2016, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of January 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months based on the pace of our planned activities. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to significantly reduce our clinical trials and other planned activities or suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $374,259,918 at January 31, 2016. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $374,259,918 at January 31, 2016, and our consolidated balance sheet reflected a stockholders’ deficiency of $9,802,719 at that date. We received a report from our independent auditors for the year ended July 31, 2015 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At January 31, 2016, there were 512,911,037 shares of common stock issuable upon exercise of the warrants that we issued in a private placement in March 2008, and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015. In addition, in connection with the private placements that closed on June 17, 2013, March 27, 2014 and June 24, 2015, an additional 65,000,000 shares of common stock are issuable upon conversion of the remaining Series F and G 9% Convertible Preferred Stock at January 31, 2016. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 66% of the shares of common stock outstanding at January 31, 2016. Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended January 31, 2016, we sold, or have entered into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act.

We have issued or committed to issue shares of our common stock to Joseph Moscato, a consultant, pursuant to an agreement to provide us with investor relation services through September 30, 2015.   During the six months ended January 31, 2016, we issued or committed to issue 300,000 shares of common stock to Joseph Moscato pursuant to the consulting agreement. The sale of such shares was exempt from registration under the Securities Act in reliance upon Section 4(2) thereof. We believe that Joseph Moscato is an “accredited investor” as that term is defined in Rule 501(a) of Regulation D under the Securities Act. The certificates issued for the shares of common stock included a legend to indicate that they are restricted. The sales of such securities did not involve the use of underwriters, and no commissions were paid in connection therewith.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2016.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: July 20, 2016	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer

Date: July 20, 2016	By:	/s/ David Brusegard
David Brusegard
Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

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

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Operating Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

32