Form 10-K
period 2016-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-01-13
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2016

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number 000-25169

GENEREX BIOTECHNOLOGY CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	98-0178636
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

4145 North Service Road, Suite 200 Burlington, Ontario, Canada (Address of principal executive offices)	L7L 6A3
(Zip Code)

(416) 364-2551

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.001 par value per share	None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐ No ☒

i

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

Yes ☐ No ☒

As of July 31, 2016 , the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $3,854,750 based on the average bid and asked price at which such stock was last sold as of such date. Generex Biotechnology Corporation has no non-voting common equity. At December 29, 2016 there were 908,541,475 shares of common stock outstanding.

ii

Generex Biotechnology Corporation

Form 10-K

July 31, 2016

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

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
•	the inherent uncertainties associated with clinical trials of product candidates;
•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;
•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;
•	the volatility of, and decline in, our stock price; and
•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

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

Part I

Item 1. Business.

Preliminary Note

As of October, 2015, (the first quarter of fiscal 2016), we laid off all of our employees, and ceased compensating our officers, and suspended substantially all of our operations due to lack of funds. The description below related to our historical business. If we do not receive substantial financing, we will need to completely shut down our operations.

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

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2014 or 2015, nor are any expected to these countries during the remainder of calendar year 2015. In March 2008, we initiated Phase III clinical trials for this product in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. . We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto, and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use. Early results in an animal study have been encouraging and we expect to release the final results in the third quarter of 2015.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2016 and do not expect any revenues to be recognized in India in the next twelve months.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $375,704,372 at July 31, 2016. As of July 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

In late April 2008, we initiated Phase III clinical trials in North America for Generex Oral-lyn™ with the first subject screening in Texas. Other clinical sites participating in the study were located in the United States (Texas, Maryland, Minnesota and California), Canada (Alberta), European Union (Romania, Poland and Bulgaria), Eastern Europe (Russia and Ukraine),) and Ecuador. Approximately 450 subjects were enrolled in the program at approximately 70 clinical sites around the world. The Phase III protocol called for a six-month trial with a six-month follow-up with the primary objective to compare the efficacy of Generex Oral-lyn™ and the RapidMist™ Diabetes Management System with that of standard regular injectable human insulin therapy as measured by HbA1c, in patients with Type-1 diabetes mellitus. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing. However we have undertaken a formulation enhancement project with the University Health Network at the University of Toronto and the University of Guelph, Ontario to increase the amount of insulin reaching the blood stream. Preliminary results from an animal study are encouraging,

In the past, we engaged a global clinical research organization to provide many study related site services, including initiation, communication with sites, project management and documentation; a global central lab service company to arrange for the logistics of kits and blood samples shipment and testing; an Internet-based clinical electronic data management company to assist us with global data entry, project management and data storage/processing of the Phase III clinical trial and regulatory processes. In the past, we have contracted with third-party manufacturers to produce sufficient quantities of the RapidMist™ components, the insulin, and the raw material excipients required for the production of clinical trial batches of Generex Oral-lyn™.

As described above, we have obtained regulatory approval for the commercial marketing and sale of Generex Oral-lyn™ in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria.

Other Potential Buccal Products

We have currently ongoing discussions regarding possible research collaborations with various pharmaceutical companies concerning use of our large molecule drug delivery technology with other compounds Memorandums of Understanding have been signed with two companies for the testing of RapidMist technology with both Leuprolide and medical marijuana and clinical work is expected to commence in the latter half of 2015.

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

Antigen’s immunotherapeutic vaccine was in Phase II clinical trials for patients with HER-2/neu positive breast cancer when we had financial resources. The trial is being conducted with the United States Military Cancer Institute's (USMCI) Clinical Trials Group and will examine the rate of relapse in patients with node-positive or high-risk node-negative breast cancer after two years. The study is randomized and will compare patients treated with AE37 plus the adjuvant GM-CSF versus GM-CSF alone. The Phase II trial follows a Phase I trial that demonstrated safety, tolerability, and immune stimulation of the AE37 vaccine in breast cancer patients.

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

A Physician’s Investigational New Drug (“IND”) application for the Phase I and Phase II trials in patients with stage II HER-2/neu positive breast cancer has been filed with the FDA. The Phase I trial was completed at the Walter Reed Army Medical Center in Washington, D.C., and the Phase II trial were taking place before our resources were exhausted. A Physician’s Investigational New Drug application for a Phase I trial in patients with breast or ovarian cancer also has been filed with the FDA and this Phase I trial is being conducted in Dallas, Texas at the Mary Crowley Cancer Center. Applications were filed and approvals obtained for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs, and this Phase I trial was completed in August 2009. The Ministry of Health in Lebanon gave approval for Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. All other immunomedicine products are in the pre-clinical stage of development.

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

Foreign Countries

Before we are permitted to market any of our products outside of the United States, those products will be subject to regulatory approval by foreign government agencies similar to the FDA.  These requirements vary widely from country to country. Generally, however, no action can be taken to market any drug product in a country until an appropriate application has been submitted by a sponsor and approved by the regulatory authorities in that country. Again, similar to the FDA, each country will mandate a specific financial consideration for the Marketing Application dossiers being submitted. Although an important consideration, FDA approval does not assure approval by other regulatory authorities. The current approval process varies from country to country, and the time spent in gaining approval varies from that required for FDA approval. The Canadian regulatory process is substantially similar to that of the United States. To date, we have received the following foreign regulatory approval for our product candidates:

•	We obtained regulatory approval to begin clinical trials of our oral insulin formulation in Canada in November 1998. In April 2003, we received approval of an Oral-lyn™ Phase II-B clinical trial protocol in Canada. In September 2006 Health Canada approved our Clinical Trial Application in respect of our proposed Generex Oral-lyn™ protocol for late-stage trials.

•	We obtained regulatory approval in Canada to begin clinical trials of our buccal morphine product in March 2002 and our fentanyl product in October 2002.

•	In May 2005, we received approval from the Ecuadorian Ministry of Public Health for the commercial marketing and sale of Generex Oral-lyn™ for treatment of Type 1 and Type 2 diabetes. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Ecuador and we are not currently expending any resources to further commercialization in this country.

•	In November 2007, we obtained approval for the importation and commercial marketing and sale in India of Generex Oral-lyn™ under the marketing name of Oral Recosulin™ from the Central Drugs Standard Control Organization (CDSCO), Directorate General of Health Services, Government of India, which is responsible for authorizing marketing approval of all new pharmaceutical products in India. Per the requirements of the approval, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012. Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. • Applications were filed and approvals obtained in May 2007 for a Phase I prostate cancer trial using AE37 in Athens, Greece from the Hellenic Organization of Drugs. This Phase I trial was completed in August 2009.

•	The Ministry of Health in Lebanon gave approval for the Phase I trial of our experimental H5N1 prophylactic vaccine in Beirut, Lebanon following submission of an application. In December 2008, we, together with our marketing partner Benta SA., received an approval to market Generex Oral-lyn™ in Lebanon. The official product launch in Lebanon took place in May 2009. We are not currently expending any resources to further commercialization in this country.

•	In May 2009, the Algerian health authorities granted us permission to import and sell Generex Oral-lyn™ for the treatment of diabetes in Algeria. To date we have not recognized any revenue from the sale of Generex Oral-lyn™ in Algeria and we are not currently expending any resources to further commercialization in this country.

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

Manufacturing

In December 2000, we completed a pilot manufacturing facility for Generex Oral-lyn™ in Toronto, Canada in the same commercial complex in which our laboratories were located. In the first quarter of fiscal year 2006, we initiated a scale-up commercial production run of several thousand canisters of Generex Oral-lyn™ at this facility. In July 2012, we sold the property which housed the manufacturing and laboratory facility. We would engage contract manufacturers in order to manufacture any product in significant quantities for any future commercial sales and clinical trials.

In March 2006, we successfully completed the delivery and installation of a turnkey Generex Oral-lyn™ filling operation at the facilities of PharmaBrand, in Quito, Ecuador for the purposes of commercial supply and sales in Ecuador and potentially other countries. We do not currently have a manufacturing agreement with PharmaBrand and are not currently manufacturing product at this facility.

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

Environmental Compliance

Our research and development activities have involved the controlled use of hazardous materials and chemicals. We believe that our procedures for handling and disposing of these materials comply with all applicable government regulations. However, we cannot eliminate the risk of accidental contamination or injury from these materials. If an accident occurred, we could be held liable for damages, and these damages could severely impact our financial condition. We are also subject to many environmental, health and workplace safety laws and regulations, particularly those governing laboratory procedures, exposure to blood-borne pathogens, and the handling of hazardous biological materials. Violations and the cost of compliance with these laws and regulations could adversely affect us. However, we do not believe that compliance with applicable environmental laws will have a material effect on us in the foreseeable future.

Research and Development Expenditures

A substantial portion of our activities to date have been in research and development. We expended $407,382 in the fiscal year ended July 31, 2016 and $1,185,384 in the fiscal year ended July 31, 2015 on research and development. Research and development activities decreased in 2016 from 2015, as we have not initiated any new trials after the completion of the global Phase III clinical trial of our oral insulin product due to lack of available funding. We have not conducted any material research and development since October, 2015 due to lack of funds.

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

Employees

At July 31, 2016, we had no employees. All of our previous employees have been laid off due to our inability to pay. We engage consultants from time to time to assist with financial recordkeeping and other tasks.

We will continue to need qualified scientific personnel and personnel with experience in clinical testing and government regulation. We may have difficulty in obtaining qualified scientific and technical personnel as there is strong competition for such personnel from other pharmaceutical and biotechnology companies, as well as universities and research institutions. Our business could be materially harmed if we are unable to recruit and retain qualified scientific, administrative and executive personnel to support our expanding activities, or if one or more members of our limited scientific and management staff were unable or unwilling to continue their association with us. We have fixed-term agreements with only certain members of our key management and scientific staff, Mark Fletcher, President and CEO of Generex, and Eric von Hofe, President of Antigen.

We use non-employee consultants to assist us in formulating research and development strategy, in preparing regulatory submissions, and in developing protocols for clinical trials,. We also use non-employee consultants to assist us in business development. These consultants and advisors usually have the right to terminate their relationship with us on short notice. Loss of some of these key advisors could interrupt or delay development of one or more of our products or otherwise adversely affect our business plans.

Available Information

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at (4145 North Service Road, Suite 200, Burlington, Ontario, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com. However, information found on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K. We make available free of charge on or through our website our filings with the Securities and Exchange Commission, or SEC, including this annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Further, a copy of this annual report is located at the SEC’s Public Reference Room at 100 F Street N. E., Washington, D.C. 20549. Information on the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet website that contains reports, proxy and information statements, and other information regarding our filings at www.sec.gov.

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

As of July 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any expansion or other activities. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. The securities purchase agreement that we entered into on June 24, 2015 with certain investors limits the financing activities that we may undertake in the near future as it prohibits us from (i) issuing additional equity securities until 60 days after the effective date of a registration statement covering the resale of the common stock issuable upon exercise of the warrants and conversion of the preferred stock sold in each transaction and (ii) issuing additional debt or equity securities with a variable conversion or exercise price until June 24, 2016. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations completely.

We have a history of losses and will incur additional losses.

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive significant revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in 2017, as our partner has to receive approval from the Indian regulatory authority before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $375,704,372 at July 31, 2016. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern as of July 31, 2016.

To date, we have not been profitable and our accumulated net loss available to shareholders was $375,704,372 at July 31, 2016, and our consolidated balance sheet reflected a stockholders’ deficiency of $11,216,850 at that date. We received a report from our independent auditors for the year ended July 31, 2016 that includes an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

Our immunomedicine products are in the pre-clinical stage of development, with the exception of a Phase II trial in human patients with stage II HER-2/neu positive breast cancer (U.S.), a Phase I trial in human patients with prostate cancer (Athens, Greece) completed in August 2009, a Phase I trial in human patients with breast or ovarian cancer (U.S.) and a Phase I trial in human volunteers of a peptide vaccine for use against the H5N1 avian influenza virus (Beirut, Lebanon). Preliminary results from the Phase II breast cancer trial suggest a 46% reduction in breast cancer recurrence in low HER2 expressing tumors, together with an excellent safety profile. While preliminary results are promising, they are not statistically significant and final results could deviate. .

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

The administration of drugs or treatments to humans, whether in clinical trials or commercially, can result in product liability claims whether or not the drugs or treatments are actually at fault for causing an injury. Furthermore, our pharmaceutical products may cause, or may appear to have caused, serious adverse side effects (including death) or potentially dangerous drug interactions that we may not learn about or understand fully until the drug or treatment has been administered to patients for some time. Product liability claims can be expensive to defend and may result in large judgments or settlements against us, which could have a severe negative effect on our financial condition. We previously maintained product liability insurance in amounts we believe to be commercially reasonable for our levels of activity and exposure. We no longer carry this insurance due to lack of activities and funds. , .

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

Because we were delinquent in our SEC filings, we have been removed from the OTCQB.

We did not timely file this Annual Report or our Quarterly Report for the quarter ended October 31, 2016, and therefore our common stock is no longer quoted on the OTCQB. Since being removed from the OTCQB, quotes for our common stock have only appeared on the OTCPINK, with a notation that we have not provided current information. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares, and the liquidity of the market for our shares may be greatly reduced.

The price of our common stock may be affected by a limited trading volume, may fluctuate significantly and may not reflect the actual value of our business.

There may be a limited public market for our common stock on the OTCPINK, which may continue even if we are able to again have our common stock quoted on the OTCQB market, and there can be no assurance that an active trading market will continue. An absence of an active trading market could adversely affect our stockholders’ ability to sell our common stock in short time periods, or at all. Our common stock has experienced, and is likely to experience in the future, significant price and volume fluctuations that could adversely affect the market price of our common stock without regard to our operating performance. In addition, we believe that factors, such as our sale of securities in connection with capital raising activities, could cause the price of our common stock to fluctuate substantially. Thus, the price at which shares of our common stock may trade from time to time may not reflect the actual value of our business or the actual value of our common stock.

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

Our equity financing will dilute current stockholders and could prevent the acquisition or sale of our business.

The equity financing transactions into which we have entered into in the prior 2 fiscal years have and will dilute current stockholders. At July 31, 2016, there were 383,877,521 shares of common stock issuable upon exercise of the warrants that we issued in and in the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015. In addition, in connection with the private placements that closed on June 17, 2013, March 27, 2014 and June 24, 2015, an additional 33,333,333 shares of common stock are issuable upon conversion of the remaining Series F and G 9% Convertible Preferred Stock at July 31, 2016. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 46% of the shares of common stock outstanding at July 31, 2016. Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

In addition, the issuance of shares of common stock upon exercise of the above warrants, could have an anti-takeover effect because such issuance will make it more difficult for, or discourage an attempt by, a party to obtain control of Generex by tender offer or other means. The issuance of common stock upon the exercise of the warrants or conversion of convertible preferred stock will increase the number of shares entitled to vote, increase the number of votes required to approve a change of control of the company, and dilute the interest of a party attempting to obtain control of the company.

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

Item 2. Properties.

We use a small space in Burlington, Ontario, Canada for our principal executive office. The rent is immaterial.

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

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

)Our common stock is been quoted on the OTC Pink market, a tiered marketplace of the OTC Markets Group under the symbol "GNBT". Previously, our common stock was quoted on a higher tier of the OTC Markets Group, the OTCQB. Our common stock was removed from the OTCQB due to our failure to file SEC reports. Our common stock was listed on the NASDAQ Capital Market (formerly the NASDAQ SmallCap Market) on June 5, 2003. On October 21, 2010, our common stock was delisted due to our failure to regain compliance with the $1.00 bid price requirement for continued listing set forth in NASDAQ Listing Rule 5550(a)(2).  From May 5, 2000 to June 4, 2003, our common stock was listed on the NASDAQ National Market. From February 1998 to May 2000, the "bid" and "asked" prices for our common stock were quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers. Prior to February 1998, there was no public market for our common stock.

The table below sets forth prices for our common stock for the last eight fiscal quarters. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions. The table below sets forth prices for our common stock for each fiscal quarter in the prior two years ended July 31, 2016. The prices below reflect the high and low bid information. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

	Sales/Bid Prices
	High	Low
Fiscal 2015
First Quarter	$0.04	$0.02
Second Quarter	$0.02	$0.01
Third Quarter	$0.02	$0.01
Fourth Quarter	$0.02	$0.01

Fiscal 2016
First Quarter	$0.01	$0.08
Second Quarter	$0008	$0.006
Third Quarter	$0.007	$0.005
Fourth Quarter	$0.008	$0.006

As of December 29, 2016, there were approximately 345 holders of record of our common stock. Record holders do not include owners whose shares are held in street name by a broker or other nominee.

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

Sales of Unregistered Securities

We did not issue any securities in reliance upon Section 4(2) of the Securities Act in the fiscal quarter ended July 31, 2016.

Issuer Purchases of Equity Securities

Neither we nor any affiliated purchaser (as defined in Rule 10 b-18(a)(3) promulgated under the Exchange Act) purchased any of our equity securities during the fourth quarter of the fiscal year ending July 31, 2016.

Item 6. Selected Financial Data.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the fiscal years ended July 31, 2016 and 2015. This discussion should be read in conjunction with the information in the consolidated financial statements and the notes pertaining thereto contained in Item 8 - Financial Statements and Supplementary Data of this Annual Report on Form 10-K for the year ended July 31, 2016 and the information discussed in Part I, Item 1A - Risk Factors.

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

Our wholly-owned subsidiary, Antigen, concentrates on developing proprietary vaccine formulations that work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). Our immunomedicine products are based on two platform technologies and are in the early stages of development. Prior to exhausting our funds, we continued clinical development of Antigen’s synthetic peptide vaccines designed to stimulate a potent and specific immune response against tumors expressing the HER-2/neu oncogene for patients with HER-2/neu positive breast cancer in a Phase II clinical trial and patients with prostate cancer and against avian influenza in two Phase I clinical trials. We also initiated an additional Phase I clinical trial in patients with either breast or ovarian cancer.  The synthetic vaccine technology has certain advantages for pandemic or potentially pandemic viruses, such as the H5N1 avian and H1N1 swine flu.  We have established collaborations with clinical investigators at academic centers to advance these technologies.

To date, we have received regulatory approval in Ecuador, India (subject to regulatory approval of a 2012 in-country study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. We have previously submitted regulatory dossiers for Generex Oral-lyn™ in a number of other countries, including Bangladesh, Kenya, Jordan and Armenia. While we believe these countries will ultimately approve our product for commercial sale, we do not anticipate recognizing revenues in any of these jurisdictions in the next twelve months. No dossier related activities or product shipments have taken place during fiscal 2015 or 2016, nor are any expected to these countries during the remainder of calendar year 2016 or in calendar year 2017.

In March 2008, we initiated Phase III clinical trials for Generex Oral-lyn™ in the U.S. with the first patient screening for such trials at a clinical study site in Texas in April 2008. Approximately 450 patients were enrolled at approximately 70 clinical sites around the world, including sites in the United States, Canada, Bulgaria, Poland, Romania, Russia, Ukraine and Ecuador. The final subjects completed the trial in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite metanalysis of all safety data. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure sufficient additional financing. However, we have initiated a project with the University Health Network of the University of Toronto, and the University of Guelph, Ontario to enhance the formulation of Generex Oral-lyn™ in order to reduce the number of puffs required for prandial use.

In November 2008 we, together with our marketing partner Shreya Life Sciences Pvt. Ltd., officially launched Generex Oral-lyn™ in India under marketing name of Oral Recosulin™. Each package of Oral Recosulin™ contains two canisters of our product along with one actuator. The product received regulatory price approval in India in January 2009. Per the requirements of the regulatory approval in India, an in-country clinical study must be completed in India with Oral Recosulin™ before commercial sales can commence. The field portion of the study was completed in the third calendar quarter of 2012.  Shreya has advised Generex that the dossier was submitted in December of 2012 to the Drugs Controller General (India) (DCGI), Central Drugs Standard Control Organization, Director General of Health Services, Ministry of Health and Family Welfare, Government of India. Generex has provided additional, detailed scientific data to support the Shreya submission. We have not recognized any revenues from the sale of Generex Oral-lyn™ in India through fiscal year ended July 31, 2016.

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

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have discontinued development and/or sale of their inhalable forms of insulin. MannKind introduced a new pulmonary insulin which was approved by the FDA in 2014, and MannKind subsequently partnered with sanofi-aventis for a period of time to market the product under the tradename of Afrezza.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $375,704,372 at July 31, 2016. As of July 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. We have sold non-essential real estate assets which were classified as Assets Held for Investment to augment our cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

During the fiscal years ended July 31, 2016 and 2015, we expended resources on the clinical testing of our buccal insulin product, Generex Oral-lyn™. The completion of further late-stage trials in Canada and the United States may require significantly greater funds than we currently have on hand.

During the fiscal years ended July 31, 2016 and 2015, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. One Antigen vaccine is currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer, and we have completed a Phase I clinical trial for an Antigen vaccine for H5N1 avian influenza which was conducted at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Most of our buccal delivery research and development activities to date have involved developing our platform technology for use with insulin. As a result, we have not made significant distinctions in the accounting for research and development expenses among products, as a significant portion of all research has involved improvements to the platform technology in connection with insulin, which may benefit all of our potential buccal products. During the fiscal year ended July 31, 2016, approximately 47%% of our $467,302 in research and development expenses was attributable to insulin and platform technology development. During the fiscal year ended July 31, 2015, approximately 46% of our $1,185,384 in research and development expenses was attributable to insulin and platform technology development.

During the fiscal year ended July 31, 2016, approximately 53% of our $358,314 in research and development expenses was attributable to Antigen's immunomedicine products. During the fiscal year ended July 31, 2015, approximately 54% of our $1,185,384 in research and development expenses was attributable to Antigen's immunomedicine products.

We ceased all material research and development activities in the first quarter of fiscal 2016 due to lack of funds.

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

Going Concern .  As shown in the accompanying consolidated financial statements, we have not been profitable and have reported recurring losses from operations.  These factors raise substantial doubt about our ability to continue to operate in the normal course of business.  The accompanying consolidated financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Consolidated Statement of Operations. As of July 31, 2016, there were no indications of any impairment of our long-lived assets.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. All of the Company’s patents were written down in the fiscal year ended July 31, 2016. There were patent write downs of $320,160 in the fiscal year ended July 31, 2015.

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

Derivative warrant liability.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the consolidated balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities (namely those with a price protection feature) are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  On our consolidated balance sheets as of July 31, 2016 and July 31, 2015, we used the binomial lattice model to estimate the fair value of these warrants. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Year ended July 31, 2016 Compares to Year ended July 31, 2015

We had a net loss for the fiscal year ended July 31, 2016 of $3,223,109 versus a net loss in the prior fiscal year (fiscal 2015) of $2,193,358. The loss this year was caused primarily by operating expenses of $1,902,568 and an impairment loss on patents of $1,165,364 offset by a gain due to the change in fair value of the derivative liabilities of $263,823, while in the prior year operating expenses were $3,562,914 with a gain due to the change in fair value of the derivative liabilities of $1,448,237 and a gain on extinguishment of debt of $551,501. The decrease in operating loss resulted from a decrease in research and development expenses (to $467,382 from $1,185,384) and a decrease in general and administrative expenses (to $1,435,186 from $2,377530). We did not have any revenues in either fiscal 2016 or 2015.

The decrease in research and development expenses in the current fiscal year versus the comparative period in the previous fiscal year is primarily due lack of resources to pursue clinical trials. Our efforts to significantly reduce expenses in all categories also contributed to the decrease in this category. The decrease in general and administrative expenses is related to a decrease in compensation expenses of approximately $1,730,000, offset by a forbearance fee on one of our key accounts payable in the amount of $459,000. We also incurred reductions of expenses in most other categories due to our efforts to conserve cash pending further strategic developments.

Our interest expense in fiscal 2016 was $418,500 compared to the previous year’s interest expense of $350,028.   Change in fair value of derivative liabilities contributed a gain of $263,823 in fiscal 2016 as compared to a gain of $1,488,237 in fiscal 2015.

Our net loss available to common stockholders increased to ($3,223,107) in fiscal 2016 from ($2,532,941) in fiscal 2015. The increase was due primarily to the write-down in the value of our patents of approximately $1,165,864, as further described in Note 4 to the Notes to Consolidated Financial Statements included elsewhere in this Annual Report.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of July 31, 2016 and the date of this Annual Report on Form 10-K, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We have been required to lay-off all of our employees, and our officers have ceased receiving compensation. We will require additional funds to support our working capital requirements and any development or other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $534,000 million during fiscal 2016 and 2015 (including proceeds from warrant exercises, short term loans and the issuance of preferred stock ), our cash balances have been low throughout fiscal 2016.

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

Proceeds from Warrant Exercises

In the fiscal years ended July 31, 2016 and 2015, we received no proceeds from the exercise of outstanding warrants.

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

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375,000 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 24,999,999 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833,335 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated January 14, 2014, we sold an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 26,666,668 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated March 27, 2014, we sold an aggregate of 2,075 shares of our Series F 9% Convertible Preferred Stock and issued warrants exercisable for up to 33,333,333 shares of our common stock to investors.

•	In connection with the securities purchase agreement dated June 24, 2015, we sold an aggregate of 500 shares of our Series G 9% Convertible Preferred Stock and issued warrants exercisable for up to 33,333,333 shares of our common stock to investors.

As of July 31, 2016, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At July 15, 2016, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
March 31, 2008*	54,545,440	$0.015	September 30, 2016

February 1, 2012*	11,350,454	0.015	February 1, 2017

August 10, 2012*	9,999,998	0.015	August 10, 2017

December 10, 2012*	16,648,288	0.015	December 12, 2017

June 17, 2013*	68,333,338	0.015	June 17, 2018

January 15, 2014*	51,333,336	0.015	January 15, 2019

March 27, 2014*	138,333,334	0.015	March 27, 2019

June 25, 2015*	33,333,333	0.015	June 25, 2020

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

Cash Flows for the Year ended July 31, 2016

For the fiscal year ended July 31, 2016, we used $775,483 in cash to fund our operating activities. The use for operating activities included a net loss of $3,223,109, changes to working capital including an increase of $1,056,955 related to accounts payable and accrued expenses, and an increase related to other current assets of $43,076.

The use of cash was offset by non-cash expenses of $265,210 related to depreciation and amortization, $1,165,864 related to the write-off of patents, stock-based compensation and common stock issued for interest on our convertible preferred stock of $148,500. There was also a year-to-date non-cash gain of $263,823related to the fair valuation of the derivative liabilities at July 31, 2016.

We had no net cash used in or provided by investing activities in the fiscal year ended July 31, 2016. In the prior year, we had net cash used in investing activities of $90,982, representing costs incurred for patents. We did not pay maintenance fees or other costs for patents in fiscal 2016.

We had cash provided by financing activities in the fiscal year ended July 31, 2016 of $52,952, which pertained primarily to proceeds from issuance of long terms debt in the amount of $50,000.

Our net working capital at July 31, 2016 worsened to negative $8,975,894 from negative $7,217,128 at July 31, 2015, which was attributed primarily to cash used in operations for fiscal 2016.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E, Series F and Series G 9% Convertible Preferred Stock

As of July 31, 2016, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of July 31, 2016, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2016, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2016, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2016, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2016, 1,955 shares of our Series F 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 89,108,331 shares of common stock upon the conversion of the Series F convertible preferred stock and an additional 36,533,875 shares of common stock were issued as “make-whole payments” on such conversions.

As of July 31, 2016, none of the 500 shares of our Series G 9% Convertible Preferred Stock had been converted into shares of our common stock.

Funding Requirements and Commitments

If we obtain necessary financing, we expect to expend resources towards regulatory approval and commercialization of Generex Oral-lyn™ and further clinical development of our immunotherapeutic vaccines.

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

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued guidance regarding Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance became effective this quarter. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

In August 2014, the FASB issued guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance became effective this quarter. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

 Item 8. Financial Statements and Supplementary Data

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	July 31, 2016	July 31, 2015
ASSETS
Current Assets:
Cash and cash equivalents	$16,899	$749,965
Other current assets	8,077	51,240
Total Current Assets	24,976	801,205

Property and Equipment (Note 3)	1,298	2,869
Patents (Note 4)	—	1,430,016

TOTAL ASSETS	$26,274	$2,234,090

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 6)	$8,950,870	$8,018,333
Loan payable (Note 6)	50,000	—
Total Current Liabilities	9,000,870	8,018,333

Derivative Warrant Liability (Note 8 and 9)	2,048,846	2,363,415

Derivative Additional Investment Rights Liability (Note 8 and 9)	193,408	142,662

Total Liabilities	11,243,124	10,524,410

Commitments and Contingencies (Note 7)

Stockholders’ Deficiency (Note 10):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares, -0- issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares, -0- issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, 120 and 670 issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, 500 issued shares at July 31, 2016 and July 31, 2015, respectively	—	—
Common stock, $.001 par value; authorized 2,450,000,000 shares and 1,500,000,000 shares at July 31, 2016 and July 31, 2015, respectively; 908,541,475 and 825,496,238 issued and outstanding at July 31, 2016 and July 31, 2015, respectively	908,542	825,496
Additional paid-in capital	362,780,108	362,556,710
Accumulated deficit	(375,704,372)	(372,481,263)
Accumulated other comprehensive income	798,872	808,737
Total Stockholders’ Deficiency	(11,216,850)	(8,290,320)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$26,274	$2,234,090

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended July 31,
	2016	2015
Operating Expenses:
Research and development	$467,382	$1,185,384
General and administrative	1,435,186	2,377,530
Total Operating Expenses	1,902,568	3,562,914

Operating Loss	(1,902,568)	(3,562,914)

Other Income (Expense):
Impairment of patents (Note 4)	(1,165,864)	(320,160)
Interest income	—	6
Interest expense	(418,500)	(350,028)
Change in fair value of derivative liabilities (Note 9)	263,823	1,488,237
Gain on extinguishment of debt (Note 6)	—	551,501

Net Loss	(3,223,109)	(2,193,358)

Preferred Stock Dividend (Note 8)	—	339,583

Net Loss Available to Common Stockholders	$(3,223,109)	$(2,532,941)

Basic and Diluted Net Loss Per Common Share (Note 12)	$(.004)	$(.003)

Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 12)	880,941,375	793,346,901

Other Comprehensive Income:
Net Loss	(3,223,109)	(2,193,358)
Change in foreign currency translation adjustments	(9,865)	36,663

Comprehensive (Loss)	(3,232,974)	(2,156,695)

Preferred Stock Dividend (Note 8)	—	339,583

Comprehensive Loss Available to Common Stockholders	$(3,232,974)	$(2,496,278)

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficiency
Balance at July 31, 2014	1,250	$—	778,512,092	$778,512	$362,307,678	$(369,948,322)	$772,074	$(6,090,058)
Issuance of common stock in exchange for services	—	—	5,809,780	5,810	127,190	—	—	133,000
Issuance of preferred stock in financing	500	—	—	—	—	—	—	—
Issuance of common stock upon conversion of preferred stock	(580)	—	25,775,002	25,775	(25,775)	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	8,983,048	8,983	147,617	—	—	156,600
Exercise of stock options for cash	—	—	6,416,316	6,416	—	—	—	6,416
Net loss	—	—	—	—	—	(2,193,358)	—	(2,193,358)
Preferred stock dividend	—	—	—	—	—	(339,583)	—	(339,583)
Currency translation adjustment	—	—	—	—	—	—	36,663	36,663
Balance at July 31, 2015	1,170	$—	825,496,238	$825,496	$362,556,710	$(372,481,263)	$808,737	$(8,290,320)
Issuance of common stock in exchange for services	—		300,000	300	4,200	—	—	4,500
Issuance of common stock upon conversion of preferred stock	(550)		36,666,665	36,667	(36,667)	—	—	—
Issuance of common stock for preferred stock make whole payments			20,139,207	20,139	128,361	—	—	148,500
Exercise of stock options for cash	—		25,939,365	25,940	(25,940)	—	—	—
Issuance of stock options for compensation liabilities	—		—	—	123,147	—	—	123,147
Issuance of stock options as compensation	—		—	—	30,297	—	—	30,297
Net loss	—		—	—	—	(3,223,109)	—	(3,223,109)
Currency translation adjustment	—		—	—	—	—	(9,865)	(9,865)
Balance at July 31, 2016	620	$—	908,541,475	$908,542	$362,780,108	$(375,704,372)	$798,872	$(11,216,850)

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Twelve Months
	Ended July 31,
	2016	2015
Cash Flows From Operating Activities:
Net loss	$(3,223,109)	$(2,193,358)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	265,210	380,680
Common stock issued for services rendered	4,500	133,000
Write-off of patents	1,165,864	320,160
Issuance of stock options as compensation	27,344
Common stock issued for interest on convertible debentures and preferred stock	148,500	156,600
Change in fair value of derivative liabilities	(263,823)	(1,488,237)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,056,955	(117,739)
Deferred revenue	—	(223,662)
Other current assets	43,076	147,820
Net Cash Used in Operating Activities	(775,483)	(2,884,736)

Cash Flows From Investing Activities:
Costs incurred for patents	—	(90,982)
Net Cash Used In Investing Activities	—	(90,982)

Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	50,000	—
Proceeds from exercise of stock options	2,952	6,416
Proceeds from issuance of preferred stock, net	—	475,000
Net Cash Provided by Financing Activities	52,952	481,416

Effect of Exchange Rates on Cash	(10,535)	(25,222)

Net Decrease in Cash and Cash Equivalents	(733,066)	(2,519,524)

Cash and Cash Equivalents, Beginning of Year	749,965	3,269,489

Cash and Cash Equivalents, End of Year	$16,899	$749,965

Supplemental Disclosure of Cash Flow Information:
Interest paid in cash	$—	$—
Issuance of stock options to satisfy compensation liabilities	$123,147	$—

The accompanying notes are an Integral part of the financial statements.

Note 1 - Organization of Business and Going Concern:

Generex Biotechnology Corporation (the Company) and its wholly-owned subsidiary Generex Pharmaceuticals, Inc. has been engaged in the research and development of drug delivery systems and technology. Since its inception, the Company has devoted its efforts and resources to the development of a platform technology for the oral administration of large molecule drugs, including proteins, peptides, monoclonal antibodies, hormones and vaccines, which historically have been administered by injection, either subcutaneously or intravenously.

The Company’s wholly-owned subsidiary, Antigen Express, Inc. (Antigen), has been engaged in research and development of technologies and immunomedicines for the treatment of malignant, infectious, autoimmune and allergic diseases.  The Company’s immunomedicine products work by stimulating the immune system to either attack offending agents (i.e., cancer cells, bacteria, and viruses) or to stop attacking benign elements (i.e., self proteins and allergens). The immunomedicine products are based on two platform technologies that were discovered by an executive officer of Antigen, the Ii-Key hybrid peptides and Ii-Suppression. These technologies are expected to greatly boost immune cell responses which diagnose and treat the ailments and conditions.

The Company has a limited history of operations and limited revenue to date. Although the Company has had several product candidates that are in various research or early stages of pre-clinical and clinical development, due to its lack of funding the Company has effectively ceased these operations and is now seeking new investment opportunities (see Note 15). There can be no assurance that the Company will be successful in completing these investment opportunities and maintaining its position as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $376 million and a working capital deficiency of approximately $9.0 million at July 31, 2016. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of real estate assets.

The Company will continue to require substantial funds to implement its new investment acquisition plans.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, issuances of debt and convertible debt instruments.  Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

Note 2 - Summary of Significant Accounting Policies:

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated.

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

Patents

Capitalized patent costs represent legal costs incurred to establish patents and a portion of the acquisition price paid attributed to patents upon the acquisition of Antigen in August 2003.  When patents reach a mature stage, any associated legal costs are comprised mostly of maintenance fees and costs of national applications and are expensed as incurred.  Capitalized patent costs are amortized on a straight line basis over the remaining life of the patent.  As patents are abandoned, the net book value of the patent is written off. In the fiscal year ended July 31, 2016, the Company recorded a write down of $1,165,864 (2015 - $320,160) on the Company’s patents.

Impairment or Disposal of Long-Lived Assets and Intangibles

The Company assesses the impairment of long-lived assets under FASB ASC Topic 360 whenever events or changes in circumstances indicate that the carrying value may not be recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable and exceeds its fair value. The carrying amount of the long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposal of the asset. All patents were written off in the fiscal year ended July 31, 2016.

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

Income Taxes

Income taxes are accounted for under the asset and liability method prescribed by FASB ASC Topic 740. These standards require a company to determine whether it is more likely than not that a tax position will be sustained upon examination based upon the technical merits of the position.  If the more likely than not threshold is met, a company must measure the tax position to determine the amount to recognize in the financial statements. Deferred income taxes are recorded for temporary differences between financial statement carrying amounts and the tax basis of assets and liabilities. Deferred tax assets and liabilities reflect the tax rates expected to be in effect for the years in which the differences are expected to reverse. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. At July 31, 2016 and 2015, the Company had a full valuation allowance equal to the amount of the net deferred tax asset.

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

The Company’s financial instruments consist of cash and cash equivalents, other current assets, accounts payable and accrued expenses, loan payable as well as derivative warrant liabilities and derivative additional investment rights. All of these items, except for the derivative warrant liabilities and derivative additional investment rights, were determined to be Level 1 fair value measurements. The carrying amounts of cash and cash equivalents, other current assets, accounts payable and accrued expenses and the loan payable approximate their respective fair values because of the short maturities of these instruments.

The Company has determined its derivative warrant liability and its derivative additional investment rights liability to be Level 2 fair value measurements and has used the binomial lattice model valuation method to calculate the fair value of the derivative warrant liability and the derivative additional investment rights liability at July 31, 2016 and 2015. See Note 9 – Derivative Liabilities.

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

The Company evaluates its estimates, including those related to long lived assets (including patents) impairment valuations, derivatives and contingencies and litigation, on an ongoing basis. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting estimates are reviewed and discussed with the Board of Directors. The Company considers an accounting estimate to be critical if it requires assumptions to be made that were uncertain at the time the estimate was made, if changes in the estimate or if different estimates that could have been selected would have a material impact on our results of operations or financial condition.

Effects of Recent Accounting Pronouncements

Recently Issued Accounting Pronouncements

In November 2014, the FASB issued guidance regarding Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance will be effective for the Company’s first quarter of the fiscal year ended July 31, 2017. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

In August 2014, the FASB issued guidance regarding disclosure of uncertainties about an entity’s ability to continue as a going concern. The guidance will be effective for the Company’s fiscal year ended July 31, 2017 and subsequent interim periods. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

Note 3 – Property and Equipment:

The costs and accumulated depreciation of property and equipment are summarized as follows:

	July 31,
	2016	2015
Furniture and Fixtures	$10,900	$10,954
Less: Accumulated depreciation	9,602	8,085
Property and Equipment, net	$1,298	$2,869

Depreciation expense related to property and equipment amounted to $1,517 and $1,726 for the years ended July 31, 2016 and 2015, respectively.

Note 4 - Patents:

The costs and accumulated amortization of patents are summarized as follows:

	July 31,
	2016	2015
Patents	$—	$4,705,715
Less: Accumulated amortization	—	3,275,699
Patents, net	$—	$1,430,016
Weighted average life	0 years	6.6 years

Amortization expense amounted to $281,894 and $378,954 for the years ended July 31, 2016 and 2015, respectively. No amortization expense is expected for the years ended July 31, 2017 through 2022. During the year ended July 31, 2016, the Company wrote off patents with a net book value of $1,165,864 as the patents had been abandoned or were no longer being used. During the year ended July 31, 2015, the Company wrote off patents with a net book value of $320,160 as the patents had been abandoned or were no longer being used.

Note 5 - Income Taxes:

The Company has incurred losses since inception, which have generated net operating loss (“NOL”) carryforwards. The NOL carryforwards arise from both United States and Canadian sources. Pre-tax (losses) arising from domestic operations (United States) were $(1,374,725) and $(677,616) for the years ended July 31, 2016 and 2015, respectively. Pre-tax (losses) arising from foreign operations (Canada) were $(504,101) and $(1,515,741) for the years ended July 31, 2016 and 2015, respectively. As of July 31, 2016, the Company has NOL carryforwards in Generex Biotechnology Corporation of approximately $201 million, which expire in 2018 through 2036, in Generex Pharmaceuticals Inc. of approximately $32 million, which expire in 2017 through 2036, and in Antigen Express, Inc. of approximately $29 million, which expire in 2026 through 2036. These loss carryforwards are subject to limitation due to the acquisition of Antigen and may be limited in future years due to certain structural ownership changes which have occurred over the last several years related to the Company’s equity and convertible debenture financing transactions.

For the years ended July 31, 2016 and 2015, the Company’s effective tax rate differs from the federal statutory rate principally due to net operating losses and other temporary differences for which no benefit was recorded.

Deferred income taxes consist of the following:

	July 31,
	2016	2015
Net operating loss carryforwards	$86,895,338	$86,370,251
Other temporary differences	150,004	338,000
Intangible assets	—	108,022
Total Deferred Tax Assets	87,045,342	86,816,273
Valuation Allowance	(86,678,987)	(86,816,273)
Deferred Tax Liabilities
Intangible assets	(366,355)	—
Other temporary differences	—	—
Total Deferred Tax Liabilities	—	—
Net Deferred Income Taxes	$—	$—

A reconciliation of the United States Federal Statutory rate to the Company’s effective tax rate for the years ended July 31, 2016 and 2015 is as follows:

	July 31,
	2016	2015
Federal statutory rate	(34.0)%	(34.0)%
Increase (decrease) in income taxes resulting from:
Imputed interest income on intercompany receivables from foreign subsidiaries	4	4
Non-deductible or non-taxable items	(3)	(24)
Other temporary differences	26	170
Change in valuation allowance	7	(116)

Effective tax rate	—%	—%

As of July 31, 2016, the Company had no tax benefits which have not been fully allowed for, and no adjustment to its financial position, results of operations or cash flows was required. The Company does not expect that unrecognized tax benefits will increase within the next twelve months. The Company records interest and penalties related to tax matters within other expense on the accompanying consolidated statement of operations. These amounts are not material to the consolidated financial statements for the periods presented. Generally, tax years 2013 to 2016 remain open to examination by the Internal Revenue Agency or other tax jurisdictions to which the Company is subject. The Company’s Canadian tax returns are subject to examination by federal and provincial taxing authorities in Canada. Generally, tax years 2008 to 2016 remain open to examination by the Canada Revenue Agency or other tax jurisdictions to which the Company is subject.

Note 6 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	July 31,
	2016	2015
Accounts Payable and Accruals - General and Administrative	$3,750,638	$3,156,951
Accounts Payable and Accruals - Research and Development	4,395,061	3,861,902
Accounts Payable and Accruals - Selling and Marketing	326,229	326,250
Accrued Make-whole Payments on Convertible Preferred Stock (See Note 8)	167,400	315,900
Executive Compensation and Directors’ Fees Payable	311,542	357,330
Total	$8,950,870	$8,018,333

In the fiscal year ended July 31, 2016 the Company did not have extinguishment of debt. In the fiscal year ended July 31, 2015 the Company had a gain on extinguishment of debt of $327,839 related to the final settlement of a previously owed balance to a vendor. In addition, the Company wrote off a balance of $223,662 previously reported as deferred revenue on the consolidated balance sheets. These amounts have been reported on the Company’s consolidated statements of operations and comprehensive loss under the caption “Gain on extinguishment of debt” and are included in the changes in accounts payable and accrued expenses and deferred revenue categories, respectively in the consolidated statements of cash flows.

During the year the Company received a loan in the amount of $50,000 in order to fund certain operating costs. This loan is unsecured, due on demand and bears interest at a rate of 9% per annum.

Note 7 - Commitments and Contingent Liabilities:

Leases

As at July 31, 2016 the Company does not have any outstanding operating lease agreements for the use of operating space, vehicles and office equipment.

Lease expense amounted to approximately $25,000 and $59,000 for the years ended July 31, 2016 and 2015, respectively.

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

On June 1, 2011, Golden Bull Estates Ltd. filed a claim (subsequently amended) in the Ontario Superior Court of Justice, naming the Company, 1097346 Ontario, Inc. and Generex Pharmaceuticals, Inc. as defendants. The plaintiff, Golden Bull Estates Ltd., is controlled by Ms. Perri. The plaintiff alleges damages in the amount of $550,000 for breach of contract, $50,000 for punitive damages, plus interest and costs. The plaintiff’s claims relate to an alleged contract between the plaintiff and the Company for property management services for certain Ontario properties owned by the Company. The Company terminated the plaintiff’s property management services in April 2011. Following the close of pleadings, the Company served a motion for summary judgment. The plaintiff responded by amending its statement of claim to include a claim to the Company’s interest in certain of its real estate holdings. The plaintiff moved for leave to issue and register a Certificate of Pending Litigation in respect of this real estate. The motion was not successful in respect of any current real estate holdings of the Company. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Employment Agreements

As of July 31, 2015, the Company had an employment arrangement with its President & Chief Executive Officer, whereby the Company is required to pay an annual base salary of $475,000. The term of service for this executive extended through March 16, 2008, which term had not been formally extended as of July 31, 2015. In the event the agreement is terminated, by reason other than cause, death, voluntary retirement or disability, the Company is required to pay the employee in one lump sum twelve months’ base salary and the average annual bonus. During fiscal 2016 this executive resigned and the Company is no longer subject to the potential termination payment.

As of July 31, 2015, the Company has an at will employment agreement with an Antigen employee requiring the Company to pay an annual aggregate salary of $260,480 to the employee. In the event the agreement is terminated by reason other than death, disability, a voluntary termination not for good reason (as defined in the agreement) or a termination for cause, the Company is required to pay the employee severance of six months’ salary ($130,240), in accordance with the terms of the individual’s employment agreement. During fiscal 2016 this executive resigned and the Company is no longer subject to the potential termination payment.

Note 8 - Series A, B, C, D, E, F & G 9% Convertible Preferred Stock:

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $0.015 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015), and will accrue a 9% dividend until the third year anniversary of the issuances. On each one-year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock is converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

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

As of July 31, 2016, 1,955 of the Series F convertible preferred stock had been converted to common stock. There were 89,108,331 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 36,533,878 shares of common stock issued as “make-whole payments” on such conversions. As of July 31, 2016, none of the Series G convertible preferred stock had been converted to common stock.

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

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $32,400 after conversions (2015 - $180,900) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2016.

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

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the balance (no conversions have taken place) is included in Accounts Payable and Accrued Expenses (see Note 6) at July 31, 2016 and 2015.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at July 31, 2016 and 2015 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at July 31, 2016 are all currently exercisable with a weighted-average remaining life of 2.1 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $314,569 within the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2016 and a gain of $626,763 within the Company’s consolidated statements of operations and comprehensive loss for the fiscal year ended July 31, 2015, which are included in the consolidated statement of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at July 31, 2016 and 2015 were $2,048,846 and $2,363,415, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2014 until July 31, 2016:

	Value	No. of Warrants
Balance at August 1, 2014 – Derivative warrant liability	$2,635,643	239,788,852
Additional warrants from price protection features of existing warrants	2,111,077	239,788,852
Additional warrants issued in June 2015 financing	354,535	33,333,333
Decrease in fair value of derivative warrant liability	(2,737,840)	n/a
Balance at July 31, 2015 – Derivative warrant liability	2,363,415	512,911,037
Forfeited or expired	(455,573)	(129,033,516)
Increase in fair value of derivative warrant liability	141,004	n/a
Balance at July 31, 2016 – Derivative warrant liability	$2,048,846	383,877,521

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of July 31, 2016 and July 31, 2015. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2016 and July 31, 2015 fair value calculations were as follows:

	July 31, 2016	July 31, 2015
Current exercise price	$0.015	$0.015
Time to expiration	2.1 years	2.5 years
Risk-free interest rate	0.76%	1.08%
Estimated volatility	101%	82%
Dividend	-0-	-0-
Stock price at period end date	$0.008	$0.010

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The additional investment rights from the March 2014 Series F financing expired in March 2015 and their value at July 31, 2016 is zero. The fair value of the derivative liability associated with the additional investment rights was determined to be $193,408 (June 2015 Series G financing) and $142,662 (June 2015 Series G financing) at July 31, 2016 and 2015, respectively.

The key inputs used in the fair value calculation at July 31, 2016 and 2015 were as follows:

	July 31, 2016	July 31, 2015
Underlying number of units of convertible preferred stock	500	500
Underlying number of units of warrants	33,333,333	33,333,333
Current exercise price of warrants	$0.015	$0.015
Current conversion price of preferred stock	$0.015	$0.015
Time to expiration	0.05 years	1.05 years
Risk-free interest rate	0.38%	0.30%
Estimated volatility	13%	79%
Dividend	-0-	-0-
Stock price at period end date	$0.008	$0.010

The revaluation of the additional investment rights in the fiscal year ended July 31, 2016, resulted in the recognition of a loss of $50,746 and in the fiscal year ended July 31, 2015, the revaluation resulted in the recognition of a gain of $861,474. The gains and losses are recorded within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

Note 10 - Stockholders’ Deficiency:

Warrants

As of July 31, 2016, the Company has the following warrants to purchase common stock outstanding:

Number of Shares to be Purchased*	Warrant Exercise Price per Share	Warrant Expiration Date
54,545,440	$0.015	September 30, 2016
11,350,454	$0.015	February 1, 2017
9,999,998	$0.015	August 10, 2017
16,648,288	$0.015	December 12, 2017
68,333,338	$0.015	June 17, 2018
51,333,336	$0.015	January 15, 2019
138,333,334	$0.015	March 27, 2019
33,333,333	$0.015	June 25, 2020
383,877,521

* All outstanding warrants are subject to price protection provisions as described below.

There are 383,877,521 warrants outstanding as of July 31, 2016. During the fiscal year ended July 31, 2016, 129,033,516 warrants, which had an exercise price of $0.015 per warrant, expired. There were no warrants exercised for the fiscal year ended July 31, 2016. The outstanding warrants at July 31, 2016 have a weighted average exercise price of $0.015 per share and have a weighted average remaining life of 2.1 years.

As of July 31, 2016, the Company has 383,877,521 warrants with a current exercise price of $0.015 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants. The conversion price for all previously outstanding warrants was adjusted from $0.03 to $0.015 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the total number of previously outstanding warrants increased from 239,788,852 to 479,577,704, in addition to the 33,333,333 warrants issued in the financing.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 9 - Derivative Liabilities above. As of July 31, 2016, there were a total of 383,877,521 warrants with an estimated fair value of $2,048,846, which are identified on the consolidated balance sheets under the caption “Derivative Warrant Liability”.

Preferred Stock

The Company has authorized 1,000,000 shares of preferred stock with a par value of one-tenth of a cent ($.001) per share. The preferred stock may be issued in various series and shall have preference as to dividends and to liquidation of the Company. The Company’s Board of Directors is authorized to establish the specific rights, preferences, voting privileges and restrictions of such preferred stock, or any series thereof. At July 31, 2016, 120 shares of the Company’s non-voting Series F 9% Convertible Preferred Stock and 500 shares of the Company’s non-voting Series G 9% Convertible Preferred Stock were issued and outstanding. At July 31, 2015, 670 shares of the Company’s non-voting Series F 9% Convertible Preferred Stock and 500 shares of the Company’s non-voting Series G 9% Convertible Preferred Stock were issued and outstanding. See Note 8 - Series A, B, C, D, E, F and G 9% Convertible Preferred Stock.

Equity Instruments Issued for Services Rendered

During the years ended July 31, 2016 and 2015, the Company issued stock options, warrants and shares of common stock in exchange for services rendered to the Company. The fair value of each stock option and warrant was valued using the Black Scholes pricing model which takes into account as of the grant date the exercise price and expected life of the stock option or warrant, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk free interest rate for the term of the stock option or warrant. Shares of common stock are valued at the quoted market price on the date of grant. The fair value of each grant was charged to the related expense in the consolidated statement of operations for the services received (see Note 11).

Note 11 – Stock-Based Compensation:

Stock Option Plans

As of July 31, 2016, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At July 31, 2016, there were 4,138,916 and 64,484,808 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

Share-based employee compensation related to stock options for the years ended July 31, 2016 and 2015 amounted to $30,297 and $0 for each year and were charged to the consolidated statements of operations and comprehensive loss.  In addition, during 2016 the Company issued 15,393,364 stock options in satisfaction of deferred compensation amounts totalling $123,147 owing to executives at that time (2015 – nil). Share-based employee compensation related to common stock grants for the years ended July 31, 2016 and 2015 amounted to $0 for both fiscal years.

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the fiscal years ended July 31, 2016 and 2015.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plan:

	Options	Weighted Average Exercise Price per Share
Outstanding - July 31, 2014	37,964,390	$0.06
Forfeited or expired	(1,315,000)	$0.69
Exercised	(6,416,316)	$0.001
Outstanding - July 31, 2015	30,233,074	$0.05
Granted	18,345,768	$0.001
Forfeited or expired	(3,000,000)	$0.28
Exercised	(25,939,365)	$0.001
Outstanding - July 31, 2016	19,639,477	$0.03
Exercisable - July 31, 2016	19,639,477	$0.03

The 19,639,477 outstanding options at July 31, 2016 had a weighted average remaining contractual term of 2.79 years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the fiscal year ended July 31, 2016. As of July 31, 2015, the Company did not have any unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan.

During the twelve months ended July 31, 2016, the Company granted 18,345,768 options to executives, employees and directors in full and final payment of obligations to pay such individuals deferred salary or director fees. The options were issued in lieu of cash payment of deferred compensation amounts due to such individuals. The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at the dates of the grants and expire on the fifth anniversary of the respective dates of grant. The grants were valued at the amount of deferred compensation owed to each such individual. The Company did not grant any options during the twelve months ended July 31, 2015.

The following table summarizes information on stock options outstanding at July 31, 2016:

	Options Outstanding and Options Exercisable
Range of Exercise Price	Number Outstanding at July 31, 2016	Weighted Average Exercise Price	Weighted Average Remaining Life (Years)	Aggregate Intrinsic Value
$0.001	18,789,477	$0.001	2.76
$0.64	850,000	$0.64	3.61
	19,639,477	$0.029	2.79	$129,647

	For the Years Ended July 31,
	2016	2015
Aggregate Intrinsic Value of Options Exercised	$363,151	$129,908
Cash Received for Exercise of Stock Options	$2,952	$6,416

The intrinsic value is calculated as the difference between the market value as of July 31, 2016 and 2015 and the exercise price of the shares on the respective dates. The market values as of July 31, 2016 and 2015 were $0.079 and $0.010, respectively, based on the high and low bid information for July 31, 2016 and 2015.

Note 12 - Net Loss per Share:

Basic loss per share (“EPS”) and Diluted EPS for the years ended July 31, 2016 and 2015 have been computed by dividing the net loss available to common stockholders for each respective period by the weighted average shares outstanding during that period. All outstanding options, warrants, non-vested restricted stock and shares to be issued upon conversion of the outstanding convertible preferred stock, representing approximately 456,010,331 and 642,204,110 incremental shares, have been excluded from the respective 2016 and 2015 computation of diluted EPS as they are anti-dilutive.

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

	2016	2015
Identifiable Assets
Canada	$25,930	$1,004,337
United States	344	1,229,753
Total	$26,274	$2,234,090

Note 14 – Quarterly Information (Unaudited):

The following schedule sets forth certain unaudited financial data for the preceding eight quarters ending July 31, 2016. In our opinion, the unaudited information set forth below has been prepared on the same basis as the audited information and includes all adjustments necessary to present fairly the information set forth herein. The operating results for the quarter are not indicative of results for any future period.

	Q1	Q2	Q3	Q4
Fiscal Year July 31, 2016:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating loss	$(1,317,579)	$(157,532)	$(144,298)	$(283,159)
Net income/(loss)	$(1,731,265)	$(47,390)	$918,361	$(2,362,815)
Net income/(loss) available to common stockholders	$(1,731,265)	$(47,390)	$918,361	$(2,362,815)
Net income/(loss) per share	$(0.0020)	$(0.0001)	$0.0010	$(0.0027)
Fiscal Year July 31, 2015:
Revenues, net	$-0-	$-0-	$-0-	$-0-
Operating loss	$(908,469)	$(835,147)	$(851,601)	$(967,797)
Net income/(loss)	$49,623	$(511,916)	$(1,396,157)	$(334,908)
Net income/(loss) available to common stockholders	$49,623	$(511,916)	$(1,396,157)	$(674,491)
Net loss per share	$0.0001	$(0.0006)	$(0.0018)	$(0.0008)

Note 15 - Subsequent Events:

On August 26, 2016, the Company signed a Letter of Intent to acquire 51% of Hema Diagnostic Systems, LLC (“HDS”) for consideration of $250,000 worth of the Company’s restricted common stock. The number of stock issued for the transaction will be calculated based on the average over-the-counter closing price of the Company’s common stock for the ten trading days immediately preceding the Closing Date. The Company will also issue, in consideration for the purchase, a warrant to acquire 15,000,000 shares of Generex common stock, at a per-share strike price equal to the over-the-counter closing price of the Company’s stock on the date that the restricted common stocks were issued. It is the Company’s intention to initiate a reverse stock-split following the acquisition of HDS. This acquisition of HDS has not been finalized as at the date of yet, and it is expected to finalize during the fiscal year 2017.

On December 27, 2016, the Company filed a Certificate of Amendment to effect a reverse stock split. Upon approval by the Financial Industry Regulatory Authority (“FINRA”), each 1,000 shares of the Company’s common stock issued and outstanding at the effective time shall automatically be combined into one issued, fully paid and non-assessable share of common stock. This potential reverse stock-split has not been reflected in the share or per share amounts disclosed in these consolidated financial statements.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Annual Report on Form 10-K, an evaluation was performed under the supervision of and with the participation of the Company’s management, including the Chief Executive Officer who is performing the functions of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the Chief Executive Officer has concluded that, as of July 31, 2016, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended July 31, 2016, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company’s management did not the effectiveness of the Company’s internal control over financial reporting as of July 31, 2016.

As of July 31, 2015, the Company became eligible to report as a smaller reporting company. As a smaller reporting company under the SEC rules and regulations, we are currently not subject to the requirements of independent auditor attestation of management’s assessment of our internal controls over financial reporting set forth in Section 404(b) of the Sarbanes Oxley Act of 2002 because the Dodd Frank Wall Street Reform and Consumer Protection Act signed into law on July 21, 2010 permanently exempted companies that are not “accelerated filers” or “large accelerated filers” under the SEC rules from Section 404(b) requirements; therefore, this Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.

Item 9B. Other Information.

Reference is made to the disclosure set forth under the caption Sales of Unregistered Securities in Item 5 of this Annual Report on Form 10-K, which is incorporated by reference herein.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

EXECUTIVE OFFICERS AND DIRECTORS OF GENEREX

Name	Age	Position Held with Generex	Director Since
Mark A. Fletcher	50	President/Chief Executive Officer, Principal Financial Officer, General Counsel and Director	June 2011

Brian T. Magee	54	Independent Director	March 2004

Dr. David Brusegard	72	Chief Operating Officer and Secretary	N/A

James M. Anderson, Jr.	68	Independent Director	June 2011

Mark A. Fletcher, Esq. has served as our President and Chief Executive Officer since March 2011. Since the second quarter of fiscal 2016, he has performed the functions of our principal financial officer following the layoff of Stephen Fellows, our former Chief Financial Officer. Mr. Fletcher was elected to serve as a member of the Board of Directors at our annual meeting of stockholders held on June 8, 2011. Mr. Fletcher was appointed interim President and Chief Executive Officer on September 29, 2010 to succeed Anna E. Gluskin, who was terminated as President and Chief Executive Officer on that date. On September 29, 2010, Mr. Fletcher was also appointed Secretary and served as such until June 8, 2011. He served as Executive Vice President and General Counsel since April 2003, and he continues in his role as General Counsel. From October 2001 to March 2003, Mr. Fletcher was engaged in the private practice of law as a partner at Goodman and Carr LLP, a leading Toronto law firm. From March 1993 to September 2001, Mr. Fletcher was a partner at Brans, Lehun, Baldwin LLP, a law firm in Toronto. Mr. Fletcher received his LL.B. from the University of Western Ontario in 1989 and was admitted to the Ontario Bar in 1991.

Brian T. McGee. Independent Director since March 2004. Mr. McGee has previously served as Chairman of the Generex Audit Committee and a member of the Generex Compensation Committee and the Generex Corporate Governance and Nominating Committee. Mr. McGee has been a partner of Zeifmans LLP ("Zeifmans") since 1995. Mr. McGee began working at Zeifmans shortly after receiving a B.A. degree in Commerce from the University of Toronto in 1985. Zeifmans is a Chartered Accounting firm based in Toronto, Ontario. A significant element of Zeifmans’ business is public corporation accounting and auditing. Mr. McGee is a Chartered Accountant. Throughout his career, Mr. McGee has focused on, among other areas, public corporation accounting and auditing. In 1992, Mr. McGee completed courses focused on International Taxation and Corporation Reorganizations at the Canadian Institute of Chartered Accountants and in 2003, Mr. McGee completed corporate governance courses on compensation and audit committees at Harvard Business School. In April 2004 Mr. McGee received his CPA designation from The American Institute of Certified Public Accountants. Mr. McGee has received a certificate in International Financial Reporting Standards issued by The Institute of Chartered Accountants in England and Wales in 2010. The Board believes that Mr. McGee’s knowledge and understanding of accounting and finance, his education and training in accounting and corporate governance, and his extensive experience in the accounting industry

David Brusegard, Ph.D. has served as Chief Operating Officer since March 2011 and was appointed Secretary on June 8, 2011. Dr. Brusegard served as a consultant to Generex from March 2010 to March 2011. From 2007 to March 29, 2011, Dr. Brusegard held the position of President of The OSLO Group, his consulting firm. He served as Chief Executive Officer of the Pentius Group from 2004 to 2007. The Pentius Group was a five-company group which designed, sold, and marketed health insurance, and operated a managed care facility staffed with nurses supervised by physician directors. Pentius Group’s company assets were sold in 2007 to Canam Insurance of Windsor, Ontario. Dr. Brusegard has a breadth of experience in several fields, including, medical record design, health informatics, health insurance, digital mapping, database design, global positioning systems applications, business management and strategic planning. He was a senior economist at Statistics Canada for a decade, an adjunct professor at the University of Toronto and taught information ethics and information law at Ryerson University. He has consulted internationally on information management for the World Bank as well as major consumer packaged goods companies, hospitals, municipalities, and all levels of government. Other recent positions of note include; Vice President, Analytics for ICOM Communication and Information, President of Geographic Decision Support Systems, and CEO, Tristar Software. Dr. Brusegard performed his graduate work at The University of North Carolina at Chapel Hill, and the University of Calgary from which he holds a Ph.D. Phil., awarded in 1976.

Dr. James H. Anderson, Jr. Independent Director since June 2011. Dr. Anderson has previously served as Chairman of the Corporate Governance and Nominating Committee and a member of the Generex Compensation Committee, and has served on the Generex Scientific Advisory Board since October 2010. Dr. Anderson is a diabetologist and endocrinologist who has been in the pharmaceutical industry for over 25 years. He is currently CEO and President of Symcopeia, a private drug discovery and development company focused on new mechanisms of action for the treatment of diabetes mellitus, and diabetes related obesity and cardiovascular diseases. Dr. Anderson also serves as medical director of PTS Diagnostics, a cardiometabolic medical device company. From 2005 to 2009, Dr. Anderson served as Senior Medical Director for Diabetes and Cardiometabolic Medicine with Eli Lilly and Company and had medical responsibility for diabetes and cardiometabolic drug development, and drove the clinical development, registration and launch of two families of diabetes care products, Humulin® and Humalog. At Eli Lilly, Dr. Anderson contributed to the inventions of the first recombinant DNA produced human insulin analog products, led multiple clinical drug development projects, was responsible for 6 US NDAs and had clinical responsibility for all insulin products worldwide. Dr. Anderson is an elected Fellow of the Faculty of Pharmaceutical Medicine of the Royal Colleges of Physicians of the UK, was a founding board member of the American Association of Pharmaceutical Physicians and is a Fellow of the American College of Endocrinology. Dr. Anderson has been active in the American Diabetes Association and is a member of the International Diabetes Federation, the European Association for the Study of Diabetes, and the Endocrine Society. Dr. Anderson is a founding editorial board member of two journals for diabetes, and serves on the editorial boards or as a reviewer for 5 other diabetes/endocrine journals. Dr. Anderson is a Clinical Associate Professor of Medicine for the Division of Endocrinology and Metabolism at the Indiana University School of Medicine and was awarded an M.D. from the LSU School of Medicine. Dr. Anderson attained the rank of Lieutenant Colonel in the US Army Medical Corps and during his military career, he served as the Chairman, Department of Clinical Investigation at the Army’s largest healthcare center, and Chief of the Medical Division of the US Army Medical Research Institute for Infectious Diseases. The Board believes that Dr. Anderson’s extensive experience in the pharmaceutical industry, his experience in the diabetes and endocrinology fields, combined with his business experience and judgment, provide our Board with valuable scientific and operational expertise.

There are no family relationships among our officers and directors.

Other Key Employees and Consultants

Eric von Hofe, Ph.D. Dr. von Hofe is currently President of Antigen Express, Inc., a wholly-owned subsidiary of Generex. He has held this position since 2005. Since 2005, he has also been a Vice President of Generex. He served as a director of Generex from June 2011 until his resignation in August 19, 2015. He has extensive experience with technology development projects, including his previous position at Millennium Pharmaceuticals as Director of Programs & Operations, Discovery Research. Prior to that, Dr. von Hofe was Director, New Targets at Hybridon, Inc., where he coordinated in-house and collaborative research that critically validated gene targets for novel antisense medicines. Dr. von Hofe also held the position of Assistant Professor of Pharmacology at the University of Massachusetts Medical School, where he received a National Cancer Institute Career Development Award for defining mechanisms by which alkylating carcinogens create cancers. He received his Ph.D. from the University of Southern California in Experimental Pathology and was a postdoctoral fellow at both the University of Zurich and Harvard School of Public Health. His work has been published in forty-eight articles in peer-reviewed journals, and he has been an inventor on four patents.

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

Non-Employee Directors' Compensation

Our non-employee directors waived all compensation in our last fiscal year in light of our financial condition; thus, no cash or other compensation was paid to any of our directors in the fiscal year ended July 31, 2016.

Our policy for compensation of non-employee directors in the past was as follows.

•	Non-employee directors (other than the non-executive chairman of the board) receive an annual cash based retainer of $40,000.

•	The non-executive chairman of the board receives an annual cash based retainer of $100,000 per year.

•	At the discretion of the full Board of Directors, nonemployee directors may receive stock options to purchase shares of our common stock or shares of restricted stock each fiscal year. The number and terms of such options or shares is within the discretion of the full Board of Directors.

•	Nonemployee directors serving on committees of the Board of Directors receive additional cash compensation as follows:

Committee	Chairperson	Member
Audit Committee	$15,000	$5,000
Compensation Committee	$10,000	$5,000
Governance & Nominating Committee	$5,000	$2,000

Directors who are officers or employees of Generex or its subsidiaries do not receive separate consideration for their service on the Board of Directors. The compensation received by Mr. Fletcher as an employee of Generex is shown in the Summary Compensation Table elsewhere in this proxy statement. The compensation received by Dr. von Hofe as an employee of our subsidiary Antigen is shown in the Director Compensation Table below under “All Other Compensation”.

Fiscal Year 2016 Director Compensation Table

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards(2)	All Other Compensation			Total
Brian T. McGee	$0	$0	$0		$0			$0
James H. Anderson	$0	$0	$0		$0			$0
Eric von Hofe	$0	$0	$0	$	[]	(3)	$	[ ]

(1) There were no restricted stock awards to directors in fiscal year 2016. As of July 31, 2016, the aggregate number of shares underlying stock awards previously granted to each non-employee director was as follows: Mr. McGee (150,000).

(2) There were no incentive stock options granted to the directors in fiscal 2016. At fiscal year-end, the total number of stock options, inclusive of the stock options related to the salary deferrals in the tables above, held by each non-employee director was as follows: Mr. McGee (3,240,417) and Dr. Anderson (3,564,341). Dr. von Hofe, who is an employee of our subsidiary Antigen, held 12,084,709 options at fiscal year-end.

(*) Includes payments received as a member of the Scientific Advisory Board of $5,000 per month for the period from August 2015 through July 2016 which was paid in cash.

(3) Represents employment income earned as president of Antigen for the fiscal year ended July 31, 2016. On October 26, 2015, the Board of Directors approved the stock option grants to certain of Company’s executive officers, including Dr. von Hofe, in full and final payment of the Company’s obligation to pay such individuals deferred salary as of October 15, 2015. Dr. von Hofe received options exercisable for 7,610,911 shares at $0.001 per share, in exchange for $60,887 in accrued salary. The options were fully vested upon issuance and exercisable for 5 years after issuance.

CORPORATE GOVERNANCE

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

Board Structure; Risk Oversight; Risk Assessment of Compensation Policies and Practices

The business affairs of Generex are managed under the direction of our Board of Directors. The Board is actively involved in oversight of risks that could affect Generex. In the past, this oversight was conducted primarily through the separate standing committees of the Board. In fiscal 2016, due to attrition of Board members, the separate standing committees of the Board have ceased functioning as such. Thus, the the full Board has retained responsibility for oversight of risks. The Board satisfies this responsibility through regular reports directly from officers responsible for oversight of particular risks within Generex. The Board believes its administration of its risk oversight function has not affected the Board's leadership structure.

Board Meetings; Board Committees; Annual Meeting Attendance

During the fiscal year ended July 31, 2016, the Board of Directors did not meet or take action by consent other than in connection with filing of the Company’s Annual report on From 10-K for the Fiscal Year ended July 31, 2015 and to issue woptions to executives in lieu of accrued compensation, as discussed elsewhere in this Annual report. . No Board committees held meetings meetings in Fiscal 2016..

Due to the Company’s current exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have ceased functioning as such, and the full Board is acting in the capacity of these committees, except to the extent that Mr.Fletcher abstains from determinations regarding executive compensation for the principal executive officer. The Board of Directors currently consists of three members. Mr. McGee and Dr. Anderson are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. Mr. McGee and Dr. Anderson also satisfied the separate SEC independence requirement, which provides that members of the Audit Committee may not accept directly or indirectly any consulting, advisory or other compensatory fee from Generex or any of its subsidiaries other than their directors’ compensation. .Mr. Fletcher is not independent under NASDAQ Listing Rules because he serves as our President, Chief Executive Officer, General Counsel and our principal financial officer.

Audit Committee

During fiscal 2016, the full Board acted as the Audit Committee.

The Audit Committee reviews and discusses with Generex's management and its independent auditors the audited and unaudited financial statements contained in Generex's Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, respectively. Although Generex's management has the primary responsibility for the financial statements and the reporting process, including the system of internal controls and disclosure controls and procedures, the Audit Committee reviews and discusses the reporting process with management on a regular basis. The Audit Committee also discusses with the independent auditors their judgments as to the quality of Generex's accounting principles, the reasonableness of significant judgments reflected in the financial statements and the clarity of disclosures in the financial statements, as well as such other matters as are required to be discussed with the Audit Committee under generally accepted auditing standards. Our Board of Directors has determined that at least one person, Mr. McGee, serving on the Audit Committee is an "audit committee financial expert" as defined under Item 407(d)(5)(ii) of Regulation S-K. The Audit Committee has adopted a written charter, which was amended on October 30, 2003. A copy of the Audit Committee charter was attached as Appendix A to the proxy statement filed on April 1, 2014.

Compensation Committee

In fiscal 2016, the full Board assumed the responsibilities of the Compensation Committee except that Mr. Fletcher did not participate in determinations regarding the compensation to be paid him in his role as a named executive officer of the Company.

The Compensation Committee has responsibility for reviewing and recommending to the Board of Directors compensation programs and policies for our President and Chief Executive Officer, General Counsel, our Chief Operating Officer and Secretary and our former Chief Financial Officer and Treasurer, who comprised Generex’s executive management team during fiscal 2016. The Compensation Committee has the authority to use a compensation consultant to assist the Compensation Committee in the evaluation of the compensation of our executive management team and other executive officers and to consult with other outside advisors to assist in its duties to the Company. The Compensation Committee does not have a written charter.

The Compensation Committee does not delegate its authority. Executive officers (other than Mr. Fletcher) do not attend meetings of the Compensation Committee. The Compensation Committee does not have a charter. It has the authority to use a compensation consultant to assist the Compensation Committee in the evaluation of the compensation of our executive management team and other executive officers and to consult with other outside advisors to assist in its duties to the Company, but in fiscal 2016 it did not engage any compensation consultants or engage in benchmarking activities.

Corporate Governance and Nominating Committee

In fiscal 2016, we did not have a separate standing Corporate Governance and Nominating Committee, and no action was taken by the full Board functioning as the Committee. The Corporate Governance and Nominating Committee has a charter, which was adopted on May 29, 2007. A copy of the charter was attached as Appendix B to the proxy statement filed on April 1, 2014.

The Corporate Governance and Nominating Committee will consider candidates whom the stockholders of Generex put forward. The name, together with the business experience and other relevant background information of a candidate, should be sent to David Brusegard, Secretary of Generex, at Generex’s principal executive offices located at 4145 North Service Road, Suite 200, Burlington, Ontario, Canada L7L 6A3. Mr. Brusegard will then submit such information to the chair of the Corporate Governance and Nominating Committee for the Committee’s review and consideration. The process for determining whether to nominate a director candidate put forth by a stockholder is the same as that used for reviewing candidates submitted by directors. After full consideration, the stockholder proponent will be notified of the decision of the committee.

The Corporate Governance and Nominating Committee is responsible for seeking to identify director candidates with the highest personal and professional ethics, integrity and value and diverse experience in business, finance, pharmaceutical and regulatory matters, and other matters relevant to a company such as Generex and who have sufficient time to devote to the company’s affairs. The charter of the Corporate Governance and Nominating Committee sets forth the policy with regard to the consideration of diversity in identifying director nominees and calls for periodic review of director recruitment and selection protocols so that diversity remains a component of any director search. The Corporate Governance and Nominating Committee is charged with developing a formal list of qualifications for members of the Board of Directors as mandated by its charter and criteria to assist the Board in attaining diversity of background and skills in director candidates, but the Committee has yet to develop such a list or criteria. To date, the Corporate Governance and Nominating Committee has not engaged any third party to assist it in identifying director candidates.

In accordance with our bylaws, the Board of Directors is permitted to increase the number of directors and to fill the vacancies created by the increase until the next annual meeting of stockholders.

Item 11. Executive Compensation.

Compensation, Discussion & Analysis

Compensation Philosophy

We did not had sufficient resources to pay any cash compensation to our named executive officers in fiscal 2016 or subsequently through the date of this Annual Report, and did not pay compensation of any kind to our executive officers in fiscal 2016 other than certain options issued in October, 2015, in satisfaction of accrued salary, as discussed in detail below. Due to the Company’s current exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, our full Board assumed the responsibilities of the Compensation Committee in the fiscal year ended July 31, 2016.

The following discussion of our philosophy assumes we have the resources to follow that philosophy.

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

The Compensation Committee of the Board of Directors evaluates the types and amounts of compensation that it believes are appropriate for our President and Chief Executive Officer, our Chief Operating Officer and our Chief Financial Officer, who are considered Generex’s policy making executives and who are listed in the Summary Compensation Table below. We refer herein to these executives as the “named executives.”

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

In fiscal 2016, the Compensation Committeedid not implement any changes to base salaries for any of the named executives and did not award any equity incentive awards or cash bonuses to the named executives during fiscal 2016 for fiscal 2015 performance and contributions. The Compensation Committee has not made any determinations as to compensation or equity awards for the named executives with respect to performance or contributions for the fiscal year ended July 31, 2016.

In administering the executive compensation program, our Compensation Committee has relied upon market data provided on a periodic basis by external consultants, as well as its own understanding and assessment of executive compensation trends. In its consideration of compensation for the named executives, the Compensation Committee has reviewed compensation data for pharmaceutical and biotechnology companies in the past, market data provided by external compensation consultants, compensation data compiled by a third-party compensation data firm and publicly available executive compensation data for publicly traded companies.

Use of Compensation Consultant and Benchmarking

In the fiscal year ended July 31, 2016, the Compensation Committee did not engage any compensation consultants or engage in benchmarking activities. The Compensation Committee last undertook a comprehensive review of compensation and engaged a compensation consultant in November 2009.

Determination of Compensation

In prior years, the Compensation Committee typically made compensation determinations, including any increases in base salary for the next calendar year and any bonuses in respect of the prior fiscal year, before or during the first calendar quarter of each year. The Compensation Committee followed such a schedule in order to eliminate the need to award retroactive salary increases. In addition, the Compensation Committee has typically reviewed compensation arrangements in the first calendar quarter to ensure that compensation levels are appropriate in light of Generex’s financial position and performance at that time. Due to the current financial position of the Company, the Committee did not follow such a schedule in fiscal 2016, as there were no salary changes or bonus awards made. The company last made changes and warded bonuses prior to the end of fiscal 2013. Because of the Company’s current financial position, no increases were made to base salary, nor were any cash bonuses or stock incentive awards granted to the named executives during fiscal 2015 or 2016.

Components of Compensation

Base Salary

Base salary provides a fixed amount of compensation necessary to retain key executives. It is guaranteed compensation to the named executives for performance of core duties. Historically, base salaries for the named executives may be adjusted upon recommendation by the Compensation Committee and ratification by the Board of Directors, and annual base salaries for the named executives have been reviewed periodically relative to the base pay levels for each executive’s position based on the peer group. The Compensation Committee last undertook such a review in November 2009. Levels of base salary were generally targeted at the market’s second quartile (51% – 75%), but also reflect the compensation goals adopted by the Compensation Committee, operational goals determined by management, the named executive’s individual performance, contribution of the named executive to overall corporate performance, and the level of responsibility of the named executive with respect to his or her specific position. The level of base salary also reflects multiple titles and additional responsibilities of the named executives driven by the operational needs of the company.

Salary adjustments for the President and Chief Executive Officer and the Chief Financial Officer were last made to base salary compensation in September 2010 and March 2011, respectively. In determining the levels of the base salary adjustments for the named executives, the Compensation Committee primarily considered the respective executive’s new positions and responsibilities.

In September 2010, our Executive Vice President and General Counsel was appointed to interim President and Chief Executive Officer. The Compensation Committee recommended, and the Board of Directors approved, a base salary adjustment of $150,000 or 46% to $475,000 effective immediately. The increase was considered appropriate in relation to the assumption of the additional duties and responsibilities of the new role, in addition to his duties as General Counsel, as well as based on the comparison to peer companies prepared by the compensation consultant in fiscal 2010. For fiscal 2014, Mr. Fletcher received only $435,115 of his base salary in cash, agreeing to defer the remainder of his salary, for which we issued options to purchase shares of our common stock in lieu of cash payment of such deferred salary.

In March 2011, the Compensation Committee recommended, and the Special Committee of the Board of Directors approved a base salary adjustment of 12.5% for our VP Finance from $200,000 to $225,000, effective retroactive to January 1, 2011, in connection with his appointment to Chief Financial Officer. The increase was considered appropriate in relation to the assumption of the additional duties and responsibilities of the new role. For fiscal 2014, Mr. Fellows received only $206,250 of his base salary in cash, agreeing to defer the remainder of his salary, for which we issued options to purchase shares of our common stock in lieu of cash payment of such deferred salary.

In March 2011, the Compensation Committee recommended, and the Special Committee of the Board of Directors approved, the hiring and appointment of our Chief Operating Officer at an annual base salary of $225,000 effective immediately. The base salary was considered appropriate in relation to the salaries of our other executives and the responsibilities of the role of Chief Operating Officer. For fiscal 2014, Mr. Brusegard received only $206,250 of his base salary in cash, agreeing to defer the remainder of his salary for which we issued options to purchase shares of our common stock in lieu of cash payment of such deferred salary.

Cash Bonuses

Historically, performance-based compensation has been a key component of our compensation philosophy. In the past, cash bonuses have been provided to attract, motivate, and retain highly qualified executives on a competitive basis and provide financial incentives that promote company success. From time to time in the past, the Compensation Committee has granted bonuses to reward achievement relative to specific performance objectives. In awarding bonuses, the Compensation Committee considers various factors, including the named executive’s position within Generex, attainment of specific business objectives and performance milestones, and the named executive’s individual contributions thereto. The Committee exercises discretion with respect to the weight that it gives to these and other factors in determining bonuses. The Compensation Committee also retains discretion with respect to whether any bonuses are paid to the named executives, the amounts of any such bonuses, and the form of any such bonuses.

The Compensation Committee did not grant or accrue any bonuses in fiscal 2016, with respect to the fiscal year ended July 31, 2015, in consideration of the current financial position of the Company.

Long-Term Incentives and Equity Awards

Historically, our compensation program has included long-term incentive compensation in the form of equity grants subject to a vesting schedule. We believe such incentive compensation further aligns the interests of management with those of stockholders and enhances shareholder value. Currently, we do not have any long-term cash incentive programs in place for the named executives.

Long-term equity incentive grants have been discretionary. In determining whether such grants are warranted, the Compensation Committee has considered our compensation strategy, market practice concerning long-term incentives provided to executives at peer companies and within the broader market, and the named executive’s specific roles within Generex. Typically, equity incentive awards were granted subject to vesting over a period of time and were not tied to specific performance measures.

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

There were no discretionary awards of options to purchase shares of our common stock to our named executives in fiscal 2016, with the exception of the following. The Company granted options to purchase, in the aggregate, 15,393,363 shares of our common stock to the named executives and Dr. von Hofe in full and final payment of obligations to pay such individuals deferred salary accrued during up to October 15, 2015. The options were issued in lieu of cash payment of compensation amounts due to such individuals. The number of options granted to each individual was equal to the dollar amount of deferred salary or fees due to such individual divided by $0.015. The stock options had an exercise price equal to $0.001 per share and were made pursuant to the terms of the Company's 2006 Stock Plan. The options were fully vested at on October 26, 2015 and will expire on the fifth anniversary of the date of grant. The grants were valued at the amount of deferred compensation owed to each such individual.

The number of options that the Compensation Committee recommended, and the Board of Directors approved, in respect of the above salary deferrals to the named executives described above were as follows:

Named Executive	No. of Shares Underlying Options
Mr. Fletcher	4,447,111
Mr. Fellows	1,667,671
Dr. von Hofe	7,610,911
Dr. Brusegard	1,667,671

Benefits and Perquisites

Named executives may participate in benefit plans that are offered generally to salaried employees such as short and long term disability, health and welfare benefits, and paid time off.

We provide very limited perquisites. During fiscal 2016, we did not provide any material perquisites.

We do not offer deferred compensation plans, defined benefit plans, supplemental executive retirement plans, supplemental life insurance, benefit restoration plans, or tax gross-ups on change-in-control benefits.

Employment and Severance Agreements

During fiscal 2016, we had terms of employment covering our President and Chief Executive Officer, as described in “Employment Agreements and Potential Payments Upon Termination or Change-In-Control”, which clarify the terms and conditions of his employment. These terms provide clarity concerning the employment relationship and provide a competitive benefit level to the executive, thus promoting stability at the President and Chief Executive Officer position.

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

As of the end of fiscal 2016, each of the current named executive officers held stock options or restricted stock granted pursuant to either the 2001 Stock Option Plan or the 2006 Stock Plan. The 2001 Plan provides that outstanding options will become immediately exercisable and vested upon a change in control, unless the Board of Directors or its designee determines otherwise. In the event that Generex will not be the surviving corporation, the Board or its designee has flexibility under the 2001 Plan to determine how to treat stock options. The 2001 Plan does not condition the acceleration and vesting of stock options in such an event upon an option holder’s termination of employment; however, the terms of the 2001 Plan provide that, unless otherwise provided by the Board or its designee, an option holder can exercise outstanding options after the date of his or her termination of employment only if the option holder voluntarily terminated employment with Generex or was terminated without cause by Generex. Under the terms of the 2006 Plan, unvested stock options and restricted stock will become exercisable or unrestricted, as applicable, thirty days prior to the change-in-control event and such acceleration is not conditioned upon the termination of a participant’s employment with Generex. The 2006 Plan further provides that if Generex is not the surviving corporation as a result of a change in control, all outstanding options that are not exercised will be assumed by, or replaced with comparable options or rights by, the surviving corporation, and outstanding grants of restricted stock will be converted to similar grants of equity in the surviving corporation.

Tax and Accounting Considerations

Historically, the Compensation Committee has considered implications of tax and accounting requirements impacting compensation programs from the perspective of the Company and the individual named executives. The Compensation Committee may also consider sections of the tax code which impact Generex or individual taxpayers. For U.S. taxpayers, the Committee structures its programs to comply with Section 409A of the Internal Revenue Code.

Given the high individual income tax liabilities which result from the awarding of restricted stock to our executives who are all tax residents of Canada, the Compensation Committee expects to grant future equity awards in the form of stock options for the foreseeable future.

Compensation Committee Report

The full Board of Directors of Generex Biotechnology Corporation performing the functions of the Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the full Board of Directorsrecommended and determined that the Compensation Discussion and Analysis be included in Generex’s Annual Report on Form 10-K for the year ended July 31, 2016 and in the proxy statement for the 2017 annual meeting.

THE BOARD OF DIRECTORS

Brian T. McGee

James H. Anderson, Jr.

Mark A. Fletcher

Executive Compensation Tables

The following executive compensation tables pertain to the fiscal year ended July 31, 2016. Therefore, the tables contain information relating to the named executives who served as of the fiscal year end and refer to the positions held by such named executives as of July 31, 2016.

Summary Compensation Table

The following table provides information concerning compensation of Generex’s named executives for Generex’s last two completed fiscal years ending July 31, 2016 and 2015. In respect of those fiscal years, the named executives did not receive compensation in the form of non-equity incentive plan compensation or changes in pension value or non-qualified deferred compensation earnings. Therefore, the table below does not include columns for these types of compensation.

Name and Principal Position	Year			Salary		Bonus	Stock Awards	Option Awards		All Other Compensation	Total
Mark A. Fletcher, President &	2016		$	[XX]	(1)(2)	$—	$—	$70,193	(2)	$—	$70,193
Chief Executive Officer	2015	(1)		465,000	(1)(2)	—	—	$[]		—	$485,000

Stephen Fellows,	2016			$0	(3)(4)	—	—	$26,477	(2)	—	$26,477
Chief Financial Officer	2015	(3)		$225,000	(3)(4)	—	—	$[]		—	$[]

David Brusegard,	2016			$0	(3)(4)	—	—	$26,477	(2)	—	$26,477
Chief Operating Officer	2015			$157,363	(3)(4)	—	—	$82,212	(2)	—	$239,575

*Cash compensation is stated in the table in U.S. dollars. To the extent any cash compensation was paid in Canadian dollars, it has been converted into U.S. dollars based on the average Canadian/U.S. dollar exchange rate for the years ended July 31, 2016 and 2015.

(1)	This amount reflects a base salary of $475,000 in 2015. The amount reflects a car allowance of approximately $10,000 USD per year paid to the executive in Canadian currency.
(2)	The 2016 amounts reflect the options set forth in the table below
(2)	This amount reflects a base salary of $225,000 in 2015.

The following table provides information about the option awards granted to the named executives in the fiscal year ended July 31, 2016, including: (1) the grant date; (2) the number of shares underlying stock options awarded to the named executives, (3) the exercise price of the stock options awarded or extended, and (4) the grant date fair value of each equity award computed in accordance with FASB ASC Topic 718.

Name	Grant Date	Number of Securities Underlying Options (#)		Exercise Price or Base Price of Option Awards ($/Sh)		Grant Date Fair Value of Option Awards
Mark Fletcher, President & Chief Executive Officer	October 26, 2015	4,447,111	(1)	$0.001	(2)	$0.015	(3)
Stephen Fellows, Chief Financial Officer	October 26, 2015	1,667,671	(1)	$0.001	(2)	$0.015	(3)
David Brusegard, Chief Operating Officer	October 26, 2015	1,667,671	(1)	$0.001	(2)	$0.015	(3)

(1)	The options were granted on October 26, 2015 pursuant to the terms of our 2006 Stock Plan in satisfaction of unpaid compensation. The options vested on issuance.

(2)	The options have an exercise price equal to the par value of the Company’s stock.
(3)	The options are being issued in lieu of cash payment of deferred salary amounts due to such individuals. The executives listed above previously agreed to defer a portion of their salaries in an effort to assist the Company with its cash flow requirements. The stock options have an exercise price equal to $0.001 per share. The options awarded became fully vested on October 26, 2015 and shall expire on the fifth anniversary of the date of grant, subject to earlier termination under the terms set forth in the 2001 Stock Plan or 2006 Stock Plan, as applicable.[ ]

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

Set forth below are the material terms of employment for the President and Chief Executive Officer as of the end of fiscal 2016. The terms of employment provide for certain payments upon retirement, termination or change in control. Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2013, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

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

Mr. Fletcher has waived certain provisions under the Agreement which entitled to additional payments upon termination.

We do not have employment agreements, plans or arrangements, whether written or unwritten, for various scenarios involving termination of employment or a change in control governing Dr. Brusegard’s employment. Nor did we have any such agreement, plan or arrangement with Mr. Fellows. There are no benefits made available to them which are in addition to benefits available generally to salaried employees who joined the company prior to 2013.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Outstanding Equity Awards at 2016 Fiscal Year-End

The following table provides information on the current holdings of stock options by the named executives. This table includes unexercised and unvested option awards as of July 31, 2016. Each equity grant is shown separately for each named executive. The vesting schedule for each outstanding award is set forth in the footnotes to the table. We do not have any current “stock awards” or “equity incentive plans” referred to in Regulation S-K Item 402(p)(2); thus, the columns relating to stock awards and equity incentive awards are not included in the table below.

	Option Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)		Option Expiration Date
Mark E. Fletcher, President and Chief Executive Officer	3-8-2010	300,000(1)	0	$0.64		3-8-2020
Stephen Fellows Chief Financial Officer	3-8-2010	250,000(1)	0	$0.64	0	3-8-2020
David Brusegard, Chief Operating Officer

(1) These options were granted on March 8, 2010. The grants were made pursuant to the terms of our 2006 Stock Plan. The exercise price per share is equal to the closing price of Generex common stock on March 8, 2010. The options vested as follows: 33% of the options were exercisable on the date of grant; 33% of the options became exercisable on August 1, 2010, and the remaining 33% of the options became exercisable on August 1, 2011.

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

Set forth below are the material terms of employment for the President and Chief Executive Officer as of the end of fiscal 2016. The terms of employment provide for certain payments upon retirement, termination or change in control. Such benefits are in addition to benefits available generally to salaried employees who joined the company prior to 2013, such as distributions under the 401(k) savings plan, disability and death benefits and accrued vacation pay.

Other Benefit Plans

We have no defined benefit or actuarial pension plans.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The table below sets forth information regarding the beneficial ownership of the common stock by our directors and named executive officers (including persons who served as a director or a named executive during a portion of the fiscal year ended July 31, 2016) and all the named executives and directors as a group. We are not aware of any person or group that beneficially owns more than five percent of our outstanding shares of common stock.

The information contained in this table is as of December 29, 2016. At that date, we had 908,541,475 shares of common stock outstanding.

A person is deemed to be a beneficial owner of shares if he has the power to vote or dispose of the shares. This power can be exclusive or shared, direct or indirect. In addition, a person is considered by SEC rules to beneficially own shares underlying options or warrants that are presently exercisable or that will become exercisable within sixty (60) days.

Except as otherwise indicated, the address of each person named in the table below is c/o Generex Biotechnology Corporation, 4145 North Service Road, Suite 200, Burlington, Ontario, Canada L7L 6A3..

Beneficial Ownership

Name of Beneficial Owner	Number of Shares	Percent of Class
Named Executives, Directors and Nominees
Mark Fletcher (1)	1,231,803	0.1%
Brian T. McGee (2)	3,526,131	0.4%
Dr. James Anderson (3)	3,564,341	0.4%
Eric von Hofe, Ph.D. (4)	12,094,709	1.3%
Dr. David Brusegard (5)	31,295	*
Stephen Fellows (6)	250,010	*
Named Executives and Directors as a group (7 persons)	20,698,289	2.3%

* Less than 1%.

(1)	Includes 931,803 shares, 300,000 options which were granted on March 8, 2010 under 2006 Plan, 400,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 1,100,000 options issued March 25, 2011 under the 2006 Stock Option Plan, 1,457,195 options issued June 19, 2012 under the 2006 Plan, 5,143,787 options issued April 1, 2013 under the 2006 Plan, 1,587,300 options issued June 6, 2013 under the 2006 Plan and 2,254,640 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (1,854,640), 4,447,111 options issued October 26, 2015 under the 2006 Plan, 400,000 options expired from the 2001 plan, 1,100,000 options expired from the 2006 plan,, 14,490,033 options were exercised under the 2006 plan and 400,000 options were exercised under the 2001 plan during the fiscal year 2016

(2)	Includes 285,714 shares, 100,000 options which were granted on March 8, 2010 under the 2006 Plan, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 508,197 options issued June 19, 2012 under the 2006 Plan, 1,413,374 options issued April 1, 2013 under the 2006 Plan, 328,042 options issued June 6, 2013 under the 2006 Plan and 890,804 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (490,804). 200,000 options were expired during the fiscal year 2016 from the 2001 plan.

(3)	Includes 409,836 options issued June 19, 2012 under the 2006 Plan, 1,139,818 options issued April 1, 2013 under the 2006 Plan, 1,296,296 options issued June 6, 2013 under the 2006 Plan and 718,391 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (318,391).

(4)	Includes 10,000 shares, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 626,292 options issued June 21, 2012 under the 2006 Plan, 2,177,267 options issued April 1, 2013 under the 2006 Plan, 682,210 options issued June 6, 2013 under the 2006 Plan and 988,029 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (588,029). 7,610,911 options were issued on October 26, 2015 under the 2006 plan, and 200,000 options were expired during fiscal year 2016 from the 2001 plan.

(5)	Includes 31,295 shares of common stock held by Dr. Brusegard, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan, 546,448 options issued June 20, 2012 under the 2006 Plan, 1,928,925 options issued April 1, 2013 under the 2006 Plan, 595,239 options issued June 6, 2013 under the 2006 Plan and 845,492 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (445,492). 1,667,671 options were issued on October 26, 2015 under the 2006 plan, and 200,000 options were expired during fiscal year 2016 from the 2001 plan. 5,183,775 options from the 2006 plan and 400,000 options from the 2001 plan were exercised during fiscal year 2016

(6)	Includes 250,000 options which were granted on March 8, 2010 under the 2006 Plan, 200,000 options issued March 25, 2011 under the 2001 Stock Option Plan and 845,492 options issued October 31, 2013 under the 2001 (400,000) and 2006 Plans (445,492). 1,667,671 options were issued on October 26, 2015 under the 2006 plan, 200,000 options were expired during the fiscal year 2016 from the 2001 plan, 2,113,153 options from the 2006 plan, and 400,000 options from the 2001 plan were exercised during the fiscal year 2016. Mr. Fellows wasl laid off . In October, 2015.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Changes in Control

On August 26, 2016, the Company signed a Letter of Intent to acquire 51% of Hema Diagnostic Systems, LLC (“HDS”) for consideration of $250,000 worth of the Company’s restricted common stock. The number of stock issued for the transaction will be calculated based on the average over-the-counter closing price of the Company’s common stock for the ten trading days immediately preceding the Closing Date. The Company will also issue, in consideration for the purchase, a warrant to acquire 15,000,000 shares of Generex common stock, at a per-share strike price equal to the over-the-counter closing price of the Company’s stock on the date that the restricted common stocks were issued. It is the Company’s intention to initiate a reverse stock-split following the acquisition of HDS. This acquisition of HDS has not been finalized as at the date of yet, and it is expected to finalize during the fiscal year 2017.

Following closing of the HDS transaction, the Company expects to add significant members to its management team and issue a significant number of options as incentive compensation to the new members of management. The Company has no firm commitments or obligations with respect to such options as of the filing of this Annual Report.. The shares and warrants pursuant to the HDS transaction, and the options to new management personnel, if these occur, would likely in the aggregate represent a significant majority of the Company’s outstanding common stock.

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

Related Transactions

We are not aware of any transactions or arrangements falling within the scope of the above-mentioned policy on related party transactions.

Director Independence

The Board of Directors currently consists of three members, two of whom are “independent” as defined under applicable rules of the SEC and The NASDAQ Stock Market LLC. The two independent members of the Board of Directors are Brian T. McGee and Dr. James Anderson, Jr. During the fiscal year ended July 31, 2015, the board consisted of four members, including the two independent directors identified in the preceding sentence, Mark Fletcher and Dr. Eric von Hofe. Dr. Von Hofe resigned from the Board on August 19, 2015, but remains President of Antigen Express. Mr. Fletcher and Dr. von Hofe were not independent under applicable SEC and NASDAQ rules.

For a director to be considered independent, the Board must determine that the director has no relationship which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Under NASDAQ rules, all members of the Audit Committee, the Compensation Committee and the Corporate Governance and Nominating Committee must be independent directors. Members of the Audit Committee also must satisfy a separate SEC independence requirement, which provides that they may not accept directly or indirectly any consulting, advisory or other compensatory fee from the Company or any of its subsidiaries other than their directors’ compensation. In addition, under SEC rules, an Audit Committee member who is an affiliate of the issuer (other than through service as a director) cannot be deemed to be independent. Due to the Company’s current exceptional circumstances, including the attrition of directors over the last two fiscal years and the Company’s limited operations and diminished financial condition, the Board’s established standing Audit Committee, Compensation Committee and Corporate Governance and Nominating Committee have ceased functioning as such, and during fiscal year 2016, the full Board acted in the capacity of these committees as necessary, except to the extent that Mr.Fletcher abstained from determinations regarding executive compensation for the principal executive officer.

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

The following table sets forth the aggregate fees paid by Generex for the fiscal years ended July 31, 2016 and 2015 to our independent auditors:

	Fiscal Year Ended July 31, 2016		Fiscal Year Ended July 31, 2015
Audit Fees	$44,840	(1)	$57,760	(1)
Audit-Related Fees	$-0-		$-0-
Tax Fees	$-0-	(2)	$-0-	(2)
All Other Fees		$(3)	$3,500	(3)
TOTAL	$44,840		$61,160

(1)	Includes fees associated with quarterly reviews of financial statements included in Generex’s Form 10-Q filings.
(2)	MNP LLP did not provide or bill for any tax services.
(3)	Represents fees associated with review of the Company’s registration statements on Form S-1 and Form S-8.

PART IV

Item. 15 Exhibits and Financial Statements and Schedules.

1. Financial Statements - See Part II - Item 8. Financial Statements and Supplementary Data hereof on page 34.

The financial statements include the following:

Consolidated Balance Sheets as of July 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for the Years Ended July 31, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Deficiency for the for the Years Ended July 31, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended July 31, 2016 and 2015

2. Financial Statement Schedule and Auditor’s Report

Schedule I - Condensed financial information of registrant

This schedule is not applicable.

Schedule II - Valuation and qualifying accounts

	Balance at Beginning Of Period	Additions Charged To Expenses	Other Additions	Deductions	Balance at End of Period
Year ended July 31, 2016 Valuation Allowance on Deferred Tax Asset	$86,816,273	—	—	$137,286	$86,678.987

Year ended July 31, 2015 Valuation Allowance on Deferred Tax Asset	$91,105,273	—		$3,006,413	$86,816,273

The auditors’ report of MNP LLP with respect to the Financial Statement Schedule information for the years ended July 31, 2016 and 2015 is included with its report on our financial statements located at page ??.

3. Exhibits

Exhibits are incorporated herein by reference or are filed with this Annual Report as set forth in the Exhibit Index beginning on page 77 hereof.

All other schedules and exhibits are omitted because they are not applicable, not required, or because the information required has been given as part of this report.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 13th day of January 2017.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General Counsel and Secretary and Director (Principal Executive Officer and Principal Financial Officer)	January 13, 2017
Mark A. Fletcher

/s/ Brian T. McGee	Director	January 13, 2017
Brian T. McGee

EXHIBIT INDEX

Exhibit Number	Description of Exhibit(1)
1.1	Placement Agency Agreement, dated May 5, 2009, by and between Generex Biotechnology Corporation and Rodman & Renshaw (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on May 18, 2009)

1.2	Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

1.3	Amendment dated as of April 7, 2010 to Placement Agent Agreement attached as Exhibit 1.2 hereto (incorporated by reference .reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

1.4	Placement Agency Agreement dated September 11, 2009, by and between Generex Biotechnology Corporation and Maxim Group LLC. (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on September 15, 2009)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation as amended by the Certificate of Amendment dated as of September ??, 2015.

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

10.4056

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

21	Subsidiaries of the Registrant

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or management compensatory plan or arrangement.

(1)	In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

74