Form 10-Q
period 2016-10-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-01-18
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2016

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

  ☐ Yes  ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 908,541,475 as of December 29, 2016.

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	October 31, 2016	July 31, 2016
ASSETS
Current Assets:
Cash and cash equivalents	$6,454	$16,899
Other current assets	11,353	8,077
Total Current Assets	17,807	24,976
Property and Equipment	—	1,298
TOTAL ASSETS	$17,807	$26,274
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accounts payable and accrued expenses (Note 4)	$9,154,886	$8,950,870
Loan payable (Note 4)	50,000	50,000
Total Current Liabilities	9,204,886	9,000,870
Derivative Warrant Liability (Note 7 and 8)	1,462,359	2,048,846
Derivative Additional Investment Rights Liability (Note 7 and 8)	—	193,408
Total Liabilities	10,667,245	11,243,124
Commitments and Contingencies (Note 5)
Stockholders’ Deficiency (Note 7):
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares, -0- issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares, -0- issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, 120 issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, Shares, 500 issued shares at October 31, 2016 and July 31, 2016, respectively	—	—
Common stock, $.001 par value; authorized 2,450,000,000 and 2,450,000,000 shares at October 31, 2016 and July 31, 2016, respectively; 908,541,475 and 908,541,475 issued and outstanding at October 31, 2016 and July 31, 2016, respectively	908,542	908,542
Additional paid-in capital	362,780,108	362,780,108
Accumulated deficit	(375,144,134)	(375,704,372)
Accumulated other comprehensive income	806,046	798,872
Total Stockholders’ Deficiency	(10,649,438)	(11,216,850)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$17,807	$26,274

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For Three Months Ended October 31,
	2016	2015
Operating Expenses:
Research and development	$—	$177,570
General and administrative	102,818	1,140,009
Total Operating Expenses	102,818	1,317,579

Operating Loss	(102,818)	(1,317,579)
Other Income (Expense):
Interest expense	(116,839)	(97,723)
Change in fair value of derivative liabilities (Note 8)	779,895	(315,963)
Net Income (Loss) and Net Income (Loss) Available to Common Stockholders	$560,238	$(1,731,265)
Basic and Diluted Net Income (Loss) Per Common Share (Note 6)	$.001	$(.002)
Weighted Average Number of Shares of Common Stock Outstanding - basic and diluted (Note 6)	908,541,475	850,126,309
Other Comprehensive Income:
Net Income (Loss)	560,238	(1,731,265)
Change in foreign currency translation adjustments	7,174	(2,936)
Comprehensive Income (Loss) and Comprehensive Income (Loss) Available to Common Stockholders	$567,412	$(1,734,201)

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Deficiency
Balance at July 31, 2015	1,170	$—	825,496,238	$825,496	$362,556,710	$(372,481,263)	$808,737	$(8,290,320)
Issuance of common stock in exchange for services	—		300,000	300	4,200	—	—	4,500
Issuance of common stock upon conversion of preferred stock	(550)		36,666,665	36,667	(36,667)	—	—	—
Issuance of common stock for preferred stock make whole payments			20,139,207	20,139	128,361	—	—	148,500
Exercise of stock options for cash	—		25,939,365	25,940	(25,940)	—	—	—
Issuance of stock options for compensation liabilities	—		—	—	123,147	—	—	123,147
Issuance of stock options as compensation	—		—	—	30,297	—	—	30,297
Net loss	—		—	—	—	(3,223,109)	—	(3,223,109)
Currency translation adjustment	—		—	—	—	—	(9,865)	(9,865)
Balance at July 31, 2016	620	$—	908,541,475	$908,542	$362,780,108	$(375,704,372)	$798,872	$(11,216,850)
Net income						560,238		560,238
Currency translation adjustment	—		—	—	—	—	7,174	7,174
Balance at October 31, 2016	620	$—	908,541,475	908,542	362,780,108	(375,144,134)	806,046	(10,649,438)

The accompanying notes are an Integral part of the financial statements.

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For Three Months
	Ended October 31,
	2016	2015
Cash Flows From Operating Activities:
Net income (loss)	$560,238	$(1,731,265)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	52,661
Stock compensation expense	—	27,344
Common stock issued for services rendered	—	4,500
Gain on disposal of property and equipment	1,276	—
Common stock issued for make-whole payments on preferred stock	—	113,400
Change in fair value of derivative liabilities	(779,895)	315,963
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	211,546	522,064
Other current assets	(3,537)	(784)
Net Cash Used in Operating Activities	(10,372)	(696,117)
Cash Flows From Financing Activities:
Proceeds from exercise of stock options	—	2,952
Net Cash Provided by Financing Activities	—	2,952
Effect of Exchange Rates on Cash	(73)	(4,372)
Net (Decrease) in Cash and Cash Equivalents	(10,445)	(697,537)
Cash and Cash Equivalents, Beginning of Period	16,899	749,965
Cash and Cash Equivalents, End of Period	$6,454	$52,428

The accompanying notes are an Integral part of the financial statements.

Note 1 – Basis of Presentation:

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the three month period ended October 31, 2016 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2017. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

The Company has a limited history of operations and limited revenue to date. Although the Company has had several product candidates that are in various research or early stages of pre-clinical and clinical development, due to its lack of funding the Company has effectively ceased these operations and is now seeking new investment opportunities (see Note 9). There can be no assurance that the Company will be successful in completing these investment opportunities and maintaining its position as a going concern.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $375 million and a working capital deficiency of approximately $9.2 million at October 31,2016. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014.

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

Note 3 – Stock-Based Compensation:

As of October 31, 2016, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At October 31, 2016, there were 4,138,916 and 64,484,808 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended October 31, 2016 or in the fiscal year ended July 31, 2016.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the three months ended October 31, 2016:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding: Aug. 1, 2016 and Oct. 31, 2016	19,639,477	$0	$129,647
Exercisable, October 31, 2016	19,639,477	$0	$129,647

The 19,639,477 outstanding options at October 31, 2016 had a weighted average remaining contractual term of 2.54 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the three months ended October 31, 2016. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at October 31, 2016.

Note 4 – Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	October 31, 2016	July 31, 2016
Accounts Payable and Accruals – General and Administrative	$3,813,412	$3,750,638
Accounts Payable and Accruals – Research and Development	4,505,916	4,395,061
Accounts Payable and Accruals – Selling and Marketing	326,116	326,229
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 7)	167,400	167,400
Executive Compensation and Directors’ Fees Payable	342,042	311,542
Total	$9,154,886	$8,950,870

In addition to accounts payable and accrued expenses, the Company has a loan payable in the amount of $50,000. This loan is unsecured, due on demand and bears interest at 9% per annum.

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

Note 6 – Net (Loss) / Income Per Share (“EPS”):

Basic EPS and diluted EPS for the three-month period ended October 31, 2016 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 401,373,216 incremental shares at October 31, 2016, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Basic EPS and diluted EPS for the three-month period ended October 31, 2015 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 606,644,111 incremental shares at October 31, 2015, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Note 7 – Stockholders’ Deficiency:

Common Stock

During the three months ended October 31, 2016, the Company has not issued any shares of common stock.

No options were exercised during the three months ended October 31, 2016.

Warrants

There are 329,332,081 warrants outstanding as of October 31, 2016. There were no warrants issued, or exercised for the three months ended October 31, 2016. 54,545,440 warrants expired during the period. The outstanding warrants at October 31, 2016 have a weighted average exercise price of $0.015 per share and have a weighted average remaining life of 2.1 years.

As of October 31, 2016, the Company has 329,332,081 warrants with a current exercise price of $0.015 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 8 - Derivative Liabilities below. As of October 31, 2016, there were a total of 329,332,081 warrants with an estimated fair value of $1,462,359, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

Series A, B, C, D and E 9% Convertible Preferred Stock

All of the Company’s Series A, B, C, D and E 9% Convertible Preferred Stocks were converted prior to the beginning of the Company’s 2017 fiscal year.

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

In addition, until the first anniversary date of the March 2014 securities purchase agreement and the first anniversary of the August 19, 2015 shareholder approval of the increase in authorized stock, respectively, each investor may, in its sole determination, elect to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000 and $500,000, respectively, which units will have terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 and June 2015 closings. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 8 – Derivative Liabilities. The March 2014 additional investment rights expired on March 27, 2015 and none had been exercised up to that date. The June 2015 additional investment rights expire on August 19, 2016 and none have been exercised.

As of October 31, 2016, 1,955 of the Series F convertible preferred stock had been converted to common stock. There were 89,108,331 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 36,533,878 shares of common stock issued as “make-whole payments” on such conversions. As of October 31, 2016, none of the Series G convertible preferred stock had been converted to common stock.

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

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $32,400 after conversions (July 31, 2016 - $32,400) is included in Accounts Payable and Accrued Expenses (see Note 4) at October 31, 2016.

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

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the balance (no conversions have taken place) is included in Accounts Payable and Accrued Expenses (see Note 4) at October 31, 2016 and July 31, 2016.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at October 31, 2016 and July 31, 2016 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of comprehensive income. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at October 31, 2016 are all currently exercisable with a weighted-average remaining life of 2.1 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $586,487 within the Company’s consolidated statements of operations for the three months ended October 31, 2016 and a loss of $161,900 within the Company’s consolidated statements of comprehensive (loss) / income for the three months ended October 31, 2015, which are included in the consolidated statement of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at October 31, 2016 and July 31, 2016 were $1,462,359 and $2,048,846, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2016 until October 31, 2016:

	Value	No. of Warrants
Balance at August 1, 2016 – Derivative warrant liability	$2,048,846	383,877,521
Forfeited or expired	(172,422)	(54,545,440)
Decrease in fair value of derivative warrant liability	(414,065)	n/a
Balance at October 31, 2016 – Derivative warrant liability	$1,462,359	329,332,081

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of October 31, 2016 and July 31, 2015. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the October 31, 2016 and July 31, 2016 fair value calculations were as follows:

	October 31, 2016	July 31, 2016
Current exercise price	$0.02	$0.02
Time to expiration	2.1 years	2.1 years
Risk-free interest rate	1%	0.76%
Estimated volatility	100%	101%
Dividend	—	—
Stock price at period end date	$0.01	$0.01

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The series F additional investment rights expired in March 2015. The series G additional investment rights expired in August 2016. As all additional investment rights have expired, their value at October 31, 2016 is nil (July 31, 2016 - $193,408)

The key inputs used in the fair value calculation at July 31, 2016 were as follows:

July 31, 2016
Underlying number of units of convertible preferred stock	500
Underlying number of units of warrants	33,333,333
Current exercise price of warrants	$0.015
Current conversion price of preferred stock	$0.015
Time to expiration	0.05 years
Risk-free interest rate	0.38%
Estimated volatility	13%
Dividend	-0-
Stock price at period end date	$0.008

The revaluation of the additional investment rights in the three-month period ended October 31, 2016, resulted in the recognition of a gain of $193,408 and in the three-month period ended October 31, 2015, the revaluation resulted in the recognition of a loss of $154,063. The respective loss and gain are recorded within the Company’s consolidated statements of comprehensive (loss) / income under the caption “Change in fair value of derivative liabilities”.

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

On December 27, 2016, the Company filed a Certificate of Amendment to effect a reverse stock split. Upon approval by the Financial Industry Regulatory Authority (“FINRA”), each 1,000 shares of the Corporation’s common stock issued and outstanding at the effective time shall automatically be combined into one issued, fully paid and non-assessable share of common stock. This potential reverse stock-split has not been reflected in the share or per share amounts disclosed in these financial statements.

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended October 31, 2016 and 2015. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2016.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended October 31, 2016 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Additional factors that could affect future results are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Preliminary Note

As of October, 2015, (the first quarter of fiscal 2016), we laid off all of our employees, and ceased compensating our officers, and suspended substantially all of our operations due to lack of funds. The description below related to our historical business. If we do not receive substantial financing, we will need to completely shut down our operations

Overview of Business

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

Financial Condition

We are a development stage company and do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, we have not been profitable and our accumulated net loss available to shareholders was $375,144,134 at October 31, 2016. As of October 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. As of that date, we had suspended most of our operations. To re-commence substantial operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

Generex Oral-lyn™

Regulatory Approvals and Clinical Trials

To date, we have received regulatory approval in Ecuador, India (subject to marketing approval of in-country clinical study), Lebanon and Algeria for the commercial marketing and sale of Generex Oral-lyn™. No dossier related activities took place in any other countries during fiscal 2016 or the first quarter of fiscal 2017, nor are any expected during the remainder of fiscal 2017.

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

In May 2009, MannKind Corporation submitted an NDA to the FDA requesting approval to market AFREZZA ® (insulin human [rDNA origin]) Inhalation Powder, for the treatment of adult patients with Type 1 and Type 2 diabetes for the control of hyperglycemia. In January 2011, MannKind announced that it had received a complete response letter from the FDA for AFREZZA ® . In August 2011, MannKind announced that it has confirmed with the FDA the design of the two additional clinical studies which are required for AFREZZA ® .. In August 2013, MannKind announced positive late-stage data on its inhaled insulin AFREZZA® from the two additional Phase III studies on Type 1 and Type 2diabetes and has resubmitted a new drug application to the FDA in October 2013 seeking approval for the marketing of AFREZZA ® .. Mannkind received FDA approval in June 2014 and this product is now commercially available in the United States. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered competitive with insulin products.

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

Brief Company Background

We are a development stage company. From inception through the end of the quarter ended October 31, 2016, we have received only limited revenues from operations. We did not have any revenue for the three months ended October 31, 2016 or in the fiscal year ended July 31, 2016

We operate in only one segment: the research and development of drug delivery systems and technologies for metabolic and immunological diseases.

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 4145 North Service Road, Suite 200, Burlington, Ontario, Canada, and our telephone number at that address is (416) 364-2551. We maintain an Internet website at www.generex.com .  We make available free of charge on or through our website our filings with the SEC.

Accounting for Research and Development Projects

Our major research and development projects are the refinement of our platform buccal delivery technology, our buccal insulin project (Generex Oral-lyn™) and Antigen’s peptide immunotherapeutic vaccines.

Due to lack of funds, we did not expend any resources on research and development in the first quarter of fiscal 2017. Previously, we expended resources on the clinical testing and results analysis of our buccal insulin product, Generex Oral-lyn™. In July 2007, we received no objection from the FDA to proceed with our long-term multi-center Phase III study protocol for Generex Oral-lyn™. The first Oral-lyn global Phase III trial initiated in April 2008 had a final patient visit date in August 2011. After appropriate validation, the data from approximately 450 patients was tabulated, reviewed and analyzed. Those results from the Phase III trial along with a comprehensive review and supplemental analyses of approximately 40 prior Oral-lyn clinical studies were compiled and submitted to the FDA in late December 2011 in a comprehensive package including a composite meta-analysis of all safety data. The completion of late-stage trials in Canada and the United States will require significantly greater funds than we currently have on hand. We do not currently plan to expend significant resources on additional clinical trials of Oral-lyn™ until after such time that we secure additional financing.

Previously, ,we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. Antigen has one vaccine currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer and has completed a Phase I clinical trial for a vaccine for H5N1 avian influenza at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

We did not expend any resources on research and development in the first quarter of fiscal 2017.  Previously, in accounting for research and development of Antigen’s products, because these products are in initial phases of clinical trials or early, pre-clinical stage of development (with the exception of the Phase II clinical trials of Antigen HER-2/neu positive breast cancer vaccine that are underway), all of the expenses were accounted for as basic research and no distinctions were made as to particular products. Due to the early stage of development, we cannot predict the timing of completion of any products arising from this technology, or when products from this technology might begin producing revenues.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. As of October 31, 2016, there were no indications of any impairments of our long-lived assets.

Intangible Assets . We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. All of the Company’s patents had been written down in the fiscal year ended July 31, 2016.

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

Derivative liabilities .  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of April 30, 2016 and July 31, 2015, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended October 31, 2016 compared to three months ended October 31, 2015

We had a net income for the quarter ended October 31, 2016 in the amount of $560,238 versus net loss of $1,731,265 in the corresponding quarter of the prior fiscal year. The income in this year’s fiscal quarter was attributable to a gain due to the change in fair value of the derivative liabilities of $779,895. In the first quarter of the prior year. We had a loss from the change in fair value of derivative liabilities of $315,963. Our operating loss for the quarter ended October 31, 2016 decreased to $102,818 compared to $1,317,579 in the same fiscal quarter of fiscal 2015.  The decrease in operating loss resulted from a decrease in general and administrative expenses (to $102,818 from $1,140,009) and a decrease in research and development expenses (to $0 from $177,570). The decrease in expenses was due to the suspension of most of our operations due to lack of funds. We did not have revenue in either of the quarters ended October 31, 2016 or 2015.

Our interest expense in the first quarter of fiscal 2017 was $116,839 compared to the previous year’s fiscal quarter at $97,723.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock.

As of October 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We have been required to lay-off all of our employees, and our officers ceased receiving compensation as of October, 2015. Therefore, we will require additional funds to support our working capital requirements and any development or other activities

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock and raised approximately $534,000 million during fiscal 2016 and 2015 (including proceeds from warrant exercises, short term loans and the issuance of preferred stock ), our cash balances have been low throughout fiscal 2016 and during the fiscal quarter ended October 31, 2016.

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

We will continue to require substantial funds to continue research and development, including preclinical studies and clinical trials of our product candidates, further clinical trials for Oral-lyn™ and to commence sales and marketing efforts if the FDA or other regulatory approvals are obtained.We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. We have suspended most of our operations due to lack of capital. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations completely.

Equity Financings

We did not engage in any equity financing during fiscal 2016 or fiscal 2017 to date.

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

Cash Flows for the Three months ended October 31, 2016

For the three months ended October 31, 2016, we used $10,372 in cash to fund our operating activities. The use for operating activities included a net loss of $560,238, changes to working capital including an increase of $211,546 related to accounts payable and accrued expenses, offset by a increase related to other current assets of $3,537.

We had no cash provided by financing activities in the three months ended October 31, 2016.

Our net working capital deficiency at April 30, 2016 increased to $9,187.079 from $8,975,894 at July 31, 2016.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E and Series F 9% Convertible Preferred Stock

As of October 31, 2016, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,166,666 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 6,129,666 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of October 31, 2016, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,520,832 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,819,679 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2016, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,916,665 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,664,863 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2016, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 24,999,999 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825,191 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2016, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035,193 shares of common stock were issued as “make-whole payments” on such conversions.

As of October 31, 2016, 1,905 shares of the Series F convertible preferred stock had been converted to common stock. There were 85,774,998 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 34,658,878 shares of common stock issued as “make-whole payments” on such conversions.

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

Certain Related Party Transactions

See Part III, Item 13 – Certain Relationships and Related Transactions, and Directors Independence in our Annual Report on Form 10-K for the year ended July 31, 2016, for further descriptions of our transactions with related parties during the last fiscal year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management did not evaluate of the effectiveness of Generex’s disclosure controls and procedure prior to the filing of this Quarterly Report.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended October 31, 2016, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information included in this Quarterly Report on Form 10-Q, you should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, certain of which have been updated below. These factors materially affect our business, financial condition or future results of operations. The risks, uncertainties and other factors described in our Annual Report on Form 10-K and below are not the only ones facing our company. Additional risks, uncertainties and other factors not presently known to us or that we currently deem immaterial may also impair our business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of our common stock to decline substantially.

Risks Related to Our Financial Condition

We will require additional financing to continue our operations.

As of October 31, 2016, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $375,144,134 at October 31, 2016. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $375,144,134 at April October 31, 2016, and our consolidated balance sheet reflected a stockholders’ deficiency of 10,649,438 at that date. We received a report from our independent auditors for the year ended July 31, 2015 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

We did not timely file this Quaretrly Report or our Annual Report for the year ended July 31, 2016, and therefore our common stock is no longer quoted on the OTCQB. Since being removed from the OTCQB, quotes for our common stock have only appeared on the OTCPINK, with a notation that we have not provided current information. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares, and the liquidity of the market for our shares may be greatly reduced.

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

The equity financing transactions into which we have recently entered have and will dilute current stockholders. At October 31, 2016, there were _299,332,081shares of common stock issuable upon exercise of the warrants that we issued the registered direct offerings in February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015. In addition, in connection with the private placements that closed on June 17, 2013, March 27, 2014 and June 24, 2015, an additional 65,000,000 shares of common stock are issuable upon conversion of the remaining Series F and G 9% Convertible Preferred Stock at April 30, 2016. Together the shares of common stock issuable upon exercise or conversion of the above-mentioned warrants and preferred stock represent approximately 66% of the shares of common stock outstanding at October 31, 2016. Assuming the holders of the warrants convert and exercise all of the warrants into shares of common stock, the number of shares of issued and outstanding common stock will increase significantly, and current stockholders will own a smaller percentage of the outstanding common stock of Generex. The issuance of shares of common stock pursuant to the warrants will also have a dilutive effect on earnings per share and may adversely affect the market price of the common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In the fiscal quarter ended October 31, 2016, we did not sell, or enter into commitments to issue, common stock and other securities in transactions in reliance upon exemptions from the registration requirements of the Securities Act .

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: January 17, 2017	By:	/s/ Mark A. Fletcher
Mark A. Fletcher
President and Chief Executive Officer and Principal Financial Officer

Date: January 17, 2017	By:	/s/ David Brusegard
David Brusegard
Chief Operating Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

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