Form 10-K/A
period 2016-07-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-01-20
CIK 1059784

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

Generex Biotechnology Corporation

Form 10-K/A

July 31, 2016

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K/A to Generex Biotechnology Corp's Annual Report on Form 10-K for the year ended July 31, 2016, filed with the Securities and Exchange Commission on January 15, 2017 is solely to furnish the Report of the Independent Registered Accounting Firm which was inadvertently omitted form the Form 10-K

No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

 Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board or Directors and Shareholders of Generex Biotechnology Corporation

We have audited the accompanying consolidated balance sheets of Generex Biotechnology Corporation (“Generex”) and subsidiaries as of July 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. Our audit also includes the financial statement schedule listed in the index under Item 15. Generex’s management is responsible for these consolidated financial statements and the financial statement schedule listed in the index under Item 15. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Generex is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Generex internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Generex as of July 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

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

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Canada

January 13, 2017

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

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized this 18th day of January 2017.

GENEREX BIOTECHNOLOGY CORPORATION

By:	/s/ Mark A. Fletcher
Name: Mark A. Fletcher
Title: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity in Which Signed	Date

/s/ Mark A. Fletcher	President and Chief Executive Officer and General Counsel and Secretary and Director (Principal Executive Officer and Principal Financial Officer)	January 18, 2017
Mark A. Fletcher

/s/ Brian T. McGee	Director	January 18, 2017
Brian T. McGee