Form 10-Q
period 2017-01-31
GENEREX BIOTECHNOLOGY CORP
filed 2017-03-22
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

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

10102 USA TODAY WAY

MIRAMAR, FL 33025

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 1,359,757 as of March 22, 2017.

GENEREX BIOTECHNOLOGY CORPORATION

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited)

Consolidated Balance Sheets - January 31, 2017 (unaudited) and July 31, 2016	3

Consolidated Statements of Operations and Comprehensive Loss - For the three and six-months periods ended January 31, 2017 and 2016 (unaudited)	4

Consolidated Statements of Changes in Stockholders’ Deficiency - January 31, 2017 (unaudited)	5

Consolidated Statements of Cash Flows - For the six-month periods ended January 31, 2017 and 2016 (unaudited)	6

Notes to Consolidated Financial Statements (unaudited)	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	35

Item 4. Controls and Procedures	36

PART II: OTHER INFORMATION

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	44

[Item 4. Removed and Reserved.]	-

Item 5. Other Information	44

Item 6. Exhibits	46

Signatures	45

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	January 31, 2017	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$75,039	$16,899
Accounts receivable, net	980	—
Inventory, net	20,998	—
Other current assets	102,416	8,077
Total Current Assets	199,433	24,976
Property and Equipment	3,944	1,298
Intangible asset (Note 10)	1,955,932	—
Deposit (Note 6)	500,000	—
Other assets, net	43,984	—
TOTAL ASSETS	$2,703,293	$26,274

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses (Note 4)	$9,697,952	$8,950,870
Loan to related parties (Note 5)	14,047,544	—
Loan payable (Note 4)	50,000	50,000
Total Current Liabilities	23,795,496	9,000,870
Derivative Warrant Liability (Note 8 and 9)	2,567,328	2,048,846
Derivative Additional Investment Rights Liability (Note 8 and 9)	—	193,408
Total Liabilities	26,362,824	11,243,124

Commitments and Contingencies (Note 6)

Stockholders’ Deficiency (Note 8)
Series A 9% Convertible Preferred Stock, $1,000 par value; authorized 5,500 shares, -0- issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series B 9% Convertible Preferred Stock, $1,000 par value; authorized 2,000 shares, -0- issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series C 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series D 9% Convertible Preferred Stock, $1,000 par value; authorized 750 shares, -0- issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series E 9% Convertible Preferred Stock, $1,000 par value; authorized 2,450 shares, -0- issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and 120 issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, Shares, 350 and 500 issued shares at January 31, 2017 and July 31, 2016, respectively	—	—
Common stock, $.001 par value; authorized 2,450,000 and 2,450,000 shares at January 31, 2017 and July 31, 2016, respectively; 992,009 and 908,541 issued and outstanding at January 31, 2017 and July 31, 2016, respectively	992	909
Common stock payable	1,097,100	—
Additional paid-in capital	364,064,374	363,687,741
Accumulated deficit	(390,900,038)	(375,704,372)
Accumulated other comprehensive income	807,385	798,872

Non-controlling interest	1,270,656	—

Total Stockholders’ Deficiency	(23,659,531)	(11,216,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$2,703,293	$26,274

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended January 31,		Six Months Ended January 31,
	2017	2016	2017	2016
Operating expenses
Research and development	$75,640	$67,628	$75,640	$245,198
General and administrative	140,087	89,904	242,905	1,229,913
Total operating expenses	215,727	157,532	318,545	1,475,111

Operating Loss	(215,727)	(157,532)	(318,545)	(1,475,111)

Other Income (Expense):
Interest expense	(126,669)	(102,187)	(243,508)	(199,910)
Impairment of goodwill (Note 10)	(14,335,822)	—	(14,335,822)	—
Change in fair value of derivative liabilities (Note 9)	(1,104,969)	212,329	(325,074)	(103,634)

Net (Loss)	(15,783,187)	(47,390)	(15,222,949)	(1,778,655)

Net (loss) attributable to noncontrolling interests	(27,283)	—	(27,283)	—

Net (Loss) Available to Common Stockholders	$(15,755,904)	$(47,390)	$(15,195,666)	$(1,778,655)

Net (Loss) per Common Share (Note 7)
Basic	$(17.16)	$(0.05)	$(16.63)	$(2.07)
Diluted	(17.16)	(0.05)	(16.63)	(2.07)

Shares Used to Compute (Loss) per Share (Note 7)
Basic	918,416	870,325	913,479	860,226
Diluted	918,416	870,556	913,479	860,226

Other Comprehensive Income:
Net (Loss)	(15,755,904)	(47,390)	(15,195,666)	(1,778,655)
Change in foreign currency translation adjustments	1,339	(2,152)	8,513	(5,087)
Comprehensive Income (Loss) and Comprehensive Income (Loss) Available to Common Stockholders	$(15,754,565)	$(49,542)	$(15,187,153)	$(1,783,742)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency
Balance at July 31, 2015	1,170	$—	825,496	$826	$—	$363,381,380	$(372,481,263)	$808,737	$(8,290,320)	$—	$(8,290,320)
Issuance of common stock in exchange for services	—	—	300	—	—	4,500	—	—	4,500	—	4,500
Issuance of common stock upon conversion of preferred stock	(550)	—	36,667	37	—	(37)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	20,139	20	—	148,480	—	—	148,500	—	148,500
Exercise of stock options for cash	—	—	25,939	26	—	(26)	—	—	—	—	—
Issuance of stock options for compensation liabilities	—	—	—	—	—	123,147	—	—	123,147	—	123,147
Issuance of stock options as compensation	—	—	—	—	—	30,297	—	—	30,297	—	30,297
Net loss	—	—	—	—	—	—	(3,223,109)	—	(3,223,109)	—	(3,223,109)
Currency translation adjustment	—	—	—	—	—	—	—	(9,865)	(9,865)	—	(9,865)
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(270)	—	18,000	18	—	(18)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	8,923	9	—	72,891	—	—	72,900	—	72,900
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Issuance of common stock and warrants for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,939	1,297,939
Net loss	—	—	—	—	—	—	(15,195,666)	—	(15,195,666)	(27,283)	(15,222,949)
Currency translation adjustment	—	—	—	—	—	—	—	8,513	8,513	—	8,513
Balance at January 31, 2017	350	$—	992,008	$992	$1,097,100	$364,064,374	$(390,900,038)	$807,385	$(24,930,187)	$1,270,656	$(23,659,531)

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended January 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(15,195,666)	$(1,778,655)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	—	123,106
Stock compensation expense	—	27,344
Common stock issued for services rendered	—	4,500
Loss on goodwill impairment	14,335,822	—
Loss on disposal of property and equipment	1,276	—
Common stock issued for make-whole payments on preferred stock	72,900	113,400
Change in fair value of derivative liabilities	325,074	103,634
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	256,046	662,839
Other current assets	(24,535)	45,412
Net cash (used) in operating activities	(229,083)	(698,420)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	(500,000)	—
Net (loss) attributed to non-controlling interest	(27,283)	—
Investment in non-controlling interest	99,593	—
Net cash (used) in investing activities	(427,690)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	656,153	—
Proceeds from exercise of warrants	50,000	2,952
Net cash provided by financing activities	706,153	2,952

Net Increase (Decrease) in Cash and Cash Equivalents	49,380	(695,468)

Cash and Cash Equivalents, Beginning of Period	16,899	749,965
Effects of currency translation on cash and cash equivalents	8,760	(22,729)
Cash and Cash Equivalents, End of Period	$75,039	$31,768

The accompanying notes are an integral part of these unaudited condensed interim consolidated financial statements

Generex Biotechnology Corporation

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

January 31, 2017

(Unaudited)

Note 1 - Basis of Presentation:

Generex Biotechnology Corporation (“Generex” or the “Company”), was formed in the State of Delaware on September 4, 1997 and its year-end is July 31. It is engaged primarily in the research and development of drug delivery systems and the use of the Company’s proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator; and through the Company’s wholly-owned subsidiary, Antigen Express, Inc. (“Antigen”), has undertaken work on immunomedicines incorporating proprietary vaccine formulations.

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in Hema Diagnostic Systems, LLC, (“HDS”) a Florida limited liability company established in December, 2000 to market and distribute rapid test devices including infectious diseases. (See Note 10) Since 2002, HDS has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases.

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the six-month period ended January 31, 2017 may not be indicative of the results for the entire year.

Interim statements are subject to possible adjustments in connection with the annual audit of the Company’s accounts for fiscal year 2017. In the Company’s opinion, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal and recurring nature.

On March 14, 2017, the Company effected a one-for-one thousand (1:1,000) reverse stock split whereby the Company (i) decreased the number of authorized shares of Common Stock by a ratio equal to one-for-one thousand (1:1,000) (the “Reverse Split Ratio”), and (ii) correspondingly and proportionately decreased, by a ratio equal to the Reverse Split Ratio, the number of issued and outstanding shares of Common Stock (the “Reverse Stock Split”). Proportional adjustments for the reverse stock split were made to the Company's outstanding stock options, warrants and equity incentive plans for all periods presented.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $391 million and a working capital deficiency of approximately $23.6 million at January 31, 2017. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014.

The Company will continue to require substantial funds to implement its new investment acquisition plans.  Management’s plans in order to meet its operating cash flow requirements include financing activities such as private placements of its common stock, preferred stock offerings, and issuances of debt and convertible debt instruments.  Management is also actively pursuing financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities and strategic partners.

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

Business combinations

Business combinations are accounted for using the acquisition method of accounting. Acquisition cost is measured as the aggregate of the fair value at the date of acquisition of the assets given, equity instruments issued or liabilities incurred or assumed. Acquisition related costs are expensed as incurred (except for those costs arising on the issue of equity instruments which are recognized directly in equity). Identifiable assets acquired and liabilities and contingent liabilities assumed in a business combination are measured at fair value on the acquisition date. Goodwill is measured as the excess of the acquisition cost and the amount of any non-controlling interest, over the fair value of the identifiable net assets acquired.

Note 2 - Effects of Recent Accounting Pronouncements:

Recently Issued Accounting Pronouncements

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effective dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15, Presentation of Financial Statements- Going Concern. The Update provides guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and about related footnote disclosures. For each reporting period, management will be required to evaluate whether there are conditions or events that raise substantial doubt about a company’s ability to continue as a going concern within one year from the date the financial statements are issued. The guidance became effective this quarter. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

In November 2014, the FASB issued guidance regarding Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share Is More Akin to Debt or to Equity. The guidance became effective this quarter. The Company has determined that this accounting standard has no impact on its consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. This ASU has not had a material impact on the consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's condensed consolidated financial statements or related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its consolidated financial statements and is considering early adoption of the standard.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the consolidated financial statements.

The Company does not expect the adoption of any other recent accounting pronouncements to have a material impact on its financial statements.

Note 3 - Stock-Based Compensation:

As of January 31, 2017, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At January 31, 2017, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended January 31, 2017 or in the fiscal year ended July 31, 2016.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the six months ended January 31, 2017:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding: Aug. 1, 2016 and Jan. 31, 2017	19,639	$28.66	$70,836
Exercisable, January 31, 2017	19,639	$28.66	$70,836

The 19,639 outstanding options at January 31, 2017 had a weighted average remaining contractual term of 1.51 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the six months ended January 31, 2017. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at January 31, 2017.

Note 4 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	January 31, 2017	July 31, 2016
Accounts Payable and Accruals - General and Administrative	$4,167,354	$3,750,638
Accounts Payable and Accruals - Research and Development	4,682,092	4,395,061
Accounts Payable and Accruals - Selling and Marketing	385,891	326,229
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 8)	94,500	167,400
Executive Compensation and Directors’ Fees Payable	368,114	311,542
Total	$9,697,952	$8,950,870

In addition to accounts payable and accrued expenses, the Company has a loan payable in the amount of $50,000. This loan is unsecured, due on demand and bears interest at 9% per annum.

Note 5 - Loan to Related Parties

HDS received substantially all of its funding from a shareholder, who owned 98.9% of the Company as of December 31, 2016. The loan is unsecured, matures on December 31, 2019 and accrues interest at 0.75% per annum, increased from 0.21% for the 2015 calendar year. As of January 31, 2017, the outstanding balance was $13,307,837.

The Company also owes $656,153 to two shareholders and $83,554 to another related party. These amount are both unsecured and non-interest bearing with no fixed terms of repayment.

Note 6 - Commitments and Contingencies:

Agreements

On January 16, 2017, the Company and Emmaus Life Sciences, Inc. (“Emmaus”) entered into a letter of intent (“LOI”) contemplating that the Company will acquire a controlling interest of the outstanding capital stock of Emmaus for a total consideration of $225,000,000 in cash and Generex stock. The purchase price for shares of stock of the Emmaus Shares will consist of $10,000,000 in cash and $215,000,000 worth of shares of the Company’s common stock (“Company Shares”), which will be valued at $3.80 per share at the closing of this transaction, provided that if a material event occurs that increases the fair market value of the Company Shares prior to the Closing, the value attributed to the Company Shares will be increased to such higher market value up to a maximum of $12.00 per share. As of January 31, 2017, Generex has paid a deposit of $500,000 to Emmaus and is obligated to pay an additional deposit of $1,500,000 by March 30, 2017 (see note 11). The Company must then pay an additional $2,000,000 upon signing of the formal purchase agreement and the remaining $6,000,000 upon closing.

Pending Litigation

In February 2001, a former business associate of the former Vice President of Research and Development (“VP”) of the Company and an entity known as Centrum Technologies Inc. (“CTI”) commenced an action in the Ontario Superior Court of Justice against the Company and the VP seeking, among other things, damages for alleged breaches of contract and tortious acts related to a business relationship between this former associate and the VP that ceased in July 1996. The plaintiffs’ statement of claim also seeks to enjoin the use, if any, by the Company of three patents allegedly owned by CTI. The three patents are entitled Liquid Formulations for Proteinic Pharmaceuticals, Vaccine Delivery System for Immunization, Using Biodegradable Polymer Microspheres, and Controlled Releases of Drugs or Hormones in Biodegradable Polymer Microspheres. It is the Company’s position that the buccal drug delivery technologies which are the subject matter of the Company’s research, development, and commercialization efforts, including Generex Oral-lyn and the RapidMist Diabetes Management System, do not make use of, are not derivative of, do not infringe upon, and are entirely different from the intellectual property identified in the plaintiffs’ statement of claim. On July 20, 2001, the Company filed a preliminary motion to dismiss the action of CTI as a nonexistent entity or, alternatively, to stay such action on the grounds of want of authority of such entity to commence the action. The plaintiffs brought a cross motion to amend the statement of claim to substitute Centrum Biotechnologies, Inc. (“CBI”) for CTI. CBI is a corporation of which 50 percent of the shares are owned by the former business associate and the remaining 50 percent are owned by the Company. Consequently, the shareholders of CBI are in a deadlock. The court granted the Company’s motion to dismiss the action of CTI and denied the plaintiffs’ cross motion without prejudice to the former business associate to seek leave to bring a derivative action in the name of or on behalf of CBI. The former business associate subsequently filed an application with the Ontario Superior Court of Justice for an order granting him leave to file an action in the name of and on behalf of CBI against the VP and the Company. The Company opposed the application. In September 2003, the Ontario Superior Court of Justice granted the request and issued an order giving the former business associate leave to file an action in the name of and on behalf of CBI against the VP and the Company. A statement of claim was served in July 2004. The Company is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

On May 20, 2011, Rose Perri, a former officer of the Company, filed a statement of claim (subsequently amended) in the Ontario Superior Court of Justice, naming as defendants the Company and certain directors of the Company, John Barratt, Brian Masterson, Mark McGee, and Mr. Fletcher. In this action, Ms. Perri has alleged that defendants engaged in discrimination, harassment, bad faith and infliction of mental distress in connection with the termination of her employment with the Company. Ms. Perri is seeking damages in this action in excess of $7,000,000 for, among other things, breach of contract, breach of fiduciary duty, violations of the Ontario Human Rights Code and aggravated and punitive damages. On September 20, 2011, the defendants filed a statement of defense and counterclaim, also naming Time Release Corp., Khazak Group Consulting Corp., and David Khazak, C.A. as defendants by counterclaim, and seeking damages of approximately $2.3 million in funds that the defendants allege Ms. Perri wrongly caused the Company to pay to third parties in varying amounts over several years and an accounting of certain third-party payments, plus interests and costs. The factual basis for the counterclaim involves payments made by the Company to third parties believed to be related to Ms. Perri. The Company intends to defend this action and pursue its counterclaim vigorously and is not able to predict the ultimate outcome of this legal proceeding at the present time or to estimate an amount or range of potential loss, if any, from this legal proceeding.

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

Note 7 - Net (Loss) / Income Per Share (“EPS”):

Basic EPS and diluted EPS for the three and six-month period ended January 31, 2017 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 375,972 incremental shares at January 31, 2017, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Basic EPS and diluted EPS for the three and six-month period ended January 31, 2016 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 621,837 incremental shares at January 31, 2016, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Note 8 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split.

No options were exercised during the six months ended January 31, 2017.

Warrants

As of January 31, 2017, there are 326,000 warrants outstanding. There were no warrants issued for the six months ended January 31, 2017. There were 3,333 warrants exercised at an exercise price of $15.00 per share with proceeds of $50,000 for the six months ended January 31, 2017. During that period, 54,545 warrants expired. The outstanding warrants at January 31, 2017 have a weighted average exercise price of $15.00 per share and have a weighted average remaining life of 1.6 years.

As of January 31, 2017, the Company has 326,000 warrants with a current exercise price of $15.00 which have price protection provisions that allow for the reduction in the current exercise price upon the occurrence of certain events, including the Company’s issuance of common stock or securities convertible into or exercisable for common stock, such as options and warrants, at a price per share less than the exercise price then in effect. For instance, if the Company issues shares of its common stock or options exercisable for or securities convertible into common stock at an effective price per share of common stock less than the exercise price then in effect, the exercise price will be reduced to the effective price of the new issuance. Simultaneously with any reduction to the exercise price, the number of shares of common stock that may be purchased upon exercise of each of these warrants shall be increased proportionately, so that after such adjustment the aggregate exercise price payable for the adjusted number of warrants shall be the same as the aggregate exercise price in effect immediately prior to such adjustment. There are a limited number of permitted types of stock and equity instrument issuances for each series of warrants which will not invoke the price protection provisions of these warrants.

The Company accounts for the warrants with price protection provisions in accordance with FASB ASC Topic 815 as described in Note 9 - Derivative Liabilities below. As of January 31, 2017, there were a total of 326,000 warrants with an estimated fair value of $2,567,328, which are identified on the interim consolidated balance sheets under the caption “Derivative Warrant Liability”.

Series A, B, C, D and E 9% Convertible Preferred Stock

All of the Company’s Series A, B, C, D and E 9% Convertible Preferred Stocks were converted prior to the beginning of the Company’s 2017 fiscal year.

Series F and G 9% Convertible Preferred Stock

The Company has authorized 4,150 shares of Series F 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated March 27, 2014, the Company sold an aggregate of 2,075 shares of Series F convertible preferred stock, as well as accompanying warrants to purchase 69,167 shares of common stock. An aggregate of 69,167 shares of the Company’s common stock were issuable upon conversion of the Series F convertible preferred stock which was issued at the closing on March 27, 2014.

The Company has authorized 1,000 shares of Series G 9% Convertible Preferred Stock with a stated value of one thousand ($1,000) per share. Pursuant to a securities purchase agreement dated June 24, 2015, the Company sold an aggregate of 500 shares of Series G convertible preferred stock, as well as accompanying warrants to purchase 33,333 shares of common stock. An aggregate of 33,333 shares of the Company’s common stock are issuable upon conversion of the Series G convertible preferred stock which was issued at the closing on June 24, 2015.

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $15.00 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015), and will accrue a 9% dividend until the third year anniversary of the issuances. On each one-year anniversary thereafter, such dividend rate will increase by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock is converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock is subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock will be entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock on June 24, 2015 and the number of common shares underlying the 838 Series F Convertible Preferred Stock outstanding at that date increased from 27,942 to 55,883.

In conjunction with the issuance of the Series F convertible preferred stock in March 2014 and the issuance of the Series G convertible preferred stock in June 2015, the Company also issued 69,167 and 33,333 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants are exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $15.00 per share of common stock (Note: The conversion price for the warrants issued in the Series F Convertible Preferred Stock financing was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the number of warrants increased from 69,167 to 138,333). The exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, are subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise will also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders will be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders will be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. These warrants have been classified as derivative liabilities and are described further in Note 9 - Derivative Liabilities.

In addition, until the first anniversary date of the March 2014 securities purchase agreement and the first anniversary of the August 19, 2015 shareholder approval of the increase in authorized stock, respectively, each investor had the right, in its sole determination, to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000 and $500,000, respectively, which units would have had terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 and June 2015 closings. These additional investment rights of the investors have been classified as derivative liabilities and are described further in Note 9 - Derivative Liabilities. The March 2014 additional investment rights expired on March 27, 2015 and none have been exercised. The June 2015 additional investment rights expired on August 19, 2016 and none had been exercised up to that date.

As of January 31, 2017, 2,075 of the Series F convertible preferred stock had been converted to common stock. There were 97,108 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 40,769 shares of common stock issued as “make-whole payments” on such conversions. As of January 31, 2017, 150 of the Series G convertible preferred stock had been converted to common stock. There were 10,000 shares of common stock issued upon the conversion of the Series G convertible preferred stock and 4,688 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $55,000, from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of comprehensive (loss) / income for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,065)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing and the remaining balance of $0 after conversions (July 31, 2016 - $32,400) is included in Accounts Payable and Accrued Expenses (see Note 4) at January 31, 2017.

Accounting for proceeds from the Series G convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $25,000, from the Series G convertible preferred stock financing in June 2015 were $475,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2015 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 9 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$475,000
Derivative warrant liability fair value	(354,535)
Derivative additional investment rights fair value	(285,048)
Other issuance costs (finders’ fee)	(40,000)
Make whole payments liability	(135,000)
Deemed dividend	$(339,583)

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing and the remaining balance of $94,500 after conversions (July 31, 2016 - $135,000) is included in Accounts Payable and Accrued Expenses (see Note 4) at January 31, 2017.

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at January 31, 2017 and July 31, 2016 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

The derivative warrants outstanding at January 31, 2017 are all currently exercisable with a weighted-average remaining life of 1.88 years.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a loss of $518,482 within the Company’s consolidated statements of operations for the six months ended January 31, 2017 and a gain of $30,684 within the Company’s consolidated statements of operations and comprehensive loss for the six months ended January 31, 2016, which are included in the consolidated statement of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at January 31, 2017 and July 31, 2016 were $2,567,328 and $2,048,846, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2016 until January 31, 2017:

	Value	No. of Warrants
Balance at August 1, 2016 - Derivative warrant liability	$2,048,846	383,878
Forfeited or expired	(240,906)	(54,545)
Warrants exercised	—	(3,333)
Increase in fair value of derivative warrant liability	759,388	n/a
Balance at January 31, 2017 - Derivative warrant liability	$2,567,328	326,000

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of January 31, 2017 and July 31, 2015. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the January 31, 2017 and July 31, 2016 fair value calculations were as follows:

	January 31, 2017	July 31, 2016
Current exercise price	$15.00	$20.00
Time to expiration	1.6 years	2.1 years
Risk-free interest rate	1.46%	0.76%
Estimated volatility	167%	101%
Dividend	—	—
Stock price at period end date	$10.00	$10.00

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The series F additional investment rights expired in March 2015. The series G additional investment rights expired in August 2016. As all additional investment rights have expired, their value at January 31, 2017 is $nil (July 31, 2016 - $193,408)

The key inputs used in the fair value calculation at July 31, 2016 were as follows:

July 31, 2016
Underlying number of units of convertible preferred stock	500
Underlying number of units of warrants	33,333
Current exercise price of warrants	$15.00
Current conversion price of preferred stock	$15.00
Time to expiration	0.05 years
Risk-free interest rate	0.38%
Estimated volatility	13%
Dividend	-0-
Stock price at period end date	$8.00

The revaluation of the additional investment rights in the six -month period ended January 31, 2017, resulted in the recognition of a gain of $193,408 and in the six -month period ended January 31, 2016, the revaluation resulted in the recognition of a loss of $134,138. The respective loss and gain are recorded within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

Note 10 - Acquisition of Hema Diagnostics Systems, LLC

On January 18, 2017, the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of HDS’s 10,000 previously outstanding limited liability company units in exchange for 53,191 shares of Generex common stock valued at $250,000, plus 20 shares of Generex common stock issued to HDS in exchange for 300 new limited liability company units.

Following the closing and the completion of Company’s reverse stock split, the Company is required to issue a further 230,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition.

Fair Value of the HDS Assets

The intangibles assets acquired include In–Process Research & Development (“IPR&D”). The Fair Value of the IPR&D intangible asset using an Asset Cost Accumulation methodology as of January 18, 2017 (the “Valuation Date”) was determined to be $1,955,932.

The net purchase price of HDS was determined to be as follows:

	Stock Price at Closing	Shares	Fair Value
Purchase price:
Common Stock at closing	$4.77	53,191	$253,721
Common Stock after closing	$4.77	20	95
Common Stock post reverse stock split	$4.77	230,000	1,097,100
Net purchase price			$1,350,916

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company and terms of the warrant have not been finalized. Management is not of the opinion that it is more likely than not that the warrant will be issued and accordingly no value has been attributed to it.

The preliminary purchase price allocation of HDS was determined to be as follows:

Purchase price allocation:
Net assets of HDS		(13,642,900)
Non-controlling interest		(1,297,939)
In-Process Research & Development		1,955,932
Goodwill		14,335,823
Total Purchase Price	51% Ownership	$1,350,916

Non-controlling interest	49% Ownership	$1,297,939

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the six months ended January 31, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2016	$—	$—	$—
Acquisition of HDS	16,291,754	14,335,822	1,955,932
Current year amortization	—	—	—
Impairment of goodwill	(14,335,822)	(14,335,822)	—
Balance as of January 31, 2017	$1,955,932	$—	$1,955,932

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $14.3 million as of the date of the acquisition. The Company conducted an impairment assessment of goodwill and determined that the goodwill should be fully impaired.

Note 11 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the consolidated financial statements were issued and identified the following for disclosure:

During February 2017, the Company offered all current warrant holders an option to exercise their warrants on a cashless basis at a reduced exercise price. The Company issued a total of 103,809 shares of common stock in connection with the exercise of 314,684 warrants.

During February 2017, the Company issued 33,939 shares of common stock for the conversion of 350 shares of Series G convertible preferred stock and the related make-whole payments.

The Emmaus LOI required that Generex pay a deposit of $1,500,000 to Emmaus within three weeks of January 16, 2017, which was February 6, 2017. On February 6, 2017, the Company and Emmaus entered into waiver agreements extending the time for Generex to make the deposit until February 24, 2107, and otherwise amending the LOI.

On March 3, 2017, Generex and Emmaus entered into a further waiver and amendment to the LOI which provided that Generex must provide a $500,000 deposit on or prior to March 6, 2017 and within ten (10) days of the Company’s effectiveness of the reverse stock split of its common stock, the Company shall provide an additional deposit of $3,000,000. The payment of $500,000 was made and accepted on March 6, 2017. FINRA approved the reverse stock split effective March 18, 2017, therefore the additional deposit of $3,000,000 is due March 30, 2017.

On March 6, 2017, Generex entered into a Securities Purchase Agreement with an investor, pursuant to which the Company agreed to issue a Convertible Note due March 6, 2018 (“Note”) in the principal amount of $674,855. Consideration received for the Note was $562,379, comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May 2016, $3,879 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. The remaining $112,476. of principal amount represents original issue discount.

Since January 31, 2017, the former majority shareholder of HDS has made further advances and/or loans to HDS totaling $149,000 as of the date of this filing.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended January 31, 2017 and 2016. Effective January 18, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC, a Florida limited liability company (referred to as “HDS”). Our balance sheet at January 31, 2017 includes our interest in HDS and our interest in the results of operations of HDS for the period January 18, 2017 through January 31, 2017 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended January 31, 2017. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended January 31, 2017.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended January 31, 2017 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

•	our expectations concerning product candidates for our technologies;
•	our expectations concerning funding of obligations related to potential acquisitions and generally completing acquisitions;
•	our expectations concerning existing or potential development and license agreements for third-party collaborations, acquisitions and joint ventures;
•	our expectations concerning product candidates for our technologies;
•	our expectations regarding the cost of raw materials and labor, consumer preferences, the effect of government regulations on the Company’s business, the Company’s ability to compete in its industry, as well as future economic and other conditions both generally and in the Company’s specific geographic markets.
•	our expectations concerning product candidates for our technologies;
•	our expectations of when regulatory submissions may be filed or when regulatory approvals may be received; and
•	our expectations of when commercial sales of our products in development may commence and when actual revenue from the product sales may be received.

Any or all of our forward-looking statements may turn out to be wrong. They may be affected by inaccurate assumptions that we might make or by known or unknown risks and uncertainties. Actual outcomes and results may differ materially from what is expressed or implied in our forward-looking statements. Among the factors that could affect future results are:

•	the inherent uncertainties of product development based on our new and as yet not fully proven technologies;
•	the risks and uncertainties regarding the actual effect on humans of seemingly safe and efficacious formulations and treatments when tested clinically;
•	the inherent uncertainties associated with clinical trials of product candidates;
•	the inherent uncertainties associated with the process of obtaining regulatory approval to market product candidates;
•	the inherent uncertainties associated with commercialization of products that have received regulatory approval;
•	the decline in our stock price; and
•	our current lack of financing for operations and our ability to obtain the necessary financing to fund our operations and effect our strategic development plan.

Additional factors that could affect future results of our historical business are set forth in Part I, Item 1A Risk Factors of our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and in Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q. Additional factors that could affect future results of HDS are set forth under Risk Factors in Item 2.01. Completion of Acquisition or Disposition of Assets,” in our Current Report on Form 8-K January 17, 2017. We caution investors that the forward-looking statements contained in this Quarterly Report must be interpreted and understood in light of conditions and circumstances that exist as of the date of this Quarterly Report. We expressly disclaim any obligation or undertaking to update or revise forward-looking statements to reflect any changes in management's expectations resulting from future events or changes in the conditions or circumstances upon which such expectations are based.

Executive Summary

Preliminary Note

As of October 2015 (the first quarter of fiscal 2016), we laid off all of our employees, ceased compensating our officers, and suspended substantially all of our operations due to lack of funds. On January 17, 2017, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with the equity owners of Hema Diagnostic Systems, LLC (“HDS”) pursuant to which we acquired a majority of the equity interests in HDS in exchange for shares of our common stock and our obligation to issue common stock purchase warrants (the “Acquisition”). The Acquisition closed on January 18, 2017. We have the right to acquire the remainder of the HDS equity interests for nominal consideration provided that the stock and warrants have a specified value and we have registered for resale the Company’s shares issued to the HDS equity owners. We intend to focus resources on HDS’ business as well as other potential acquisition candidates going forward, but do not intend to discontinue our pre-Acquisition activities.

Reference’s to HDS include its two wholly owned subsidiaries, Rapid Medical Diagnostics Corp. and Hema Diagnostic Systems Panama, S.A.. Rapid Medical Diagnostics Corp. was established to develop products and hold patents used by Hema Diagnostic Systems, LLC. Hema Diagnostic Systems Panama, S.A. was established to distribute Hema Diagnostic Systems, LLC’s products in Central and South America. Prior to the Acquisition, equity interest in Hema Diagnostic Systems Panama, S.A. and Rapid Diagnostic Systems were separately held by the equity owners of HDS, and financial statements of the three companies were prepared on a combined basis, as they were under common control and management. Immediately prior to closing of the Acquisition, the equity owners contributed to HDS the equity of the other two companies, making them wholly owned subsidiaries of HDS.

The description below of our results of operations relates primarily to our historical business. We will not pursue our historical business if we do not receive substantial financing for that purpose.

Overview of Business

Generex’s Historical Business

We have been engaged primarily in the research and development of drug delivery systems and technologies. Our primary focus was our proprietary technology for the administration of formulations of large molecule drugs to the oral (buccal) cavity using a hand-held aerosol applicator. Through our wholly-owned subsidiary, Antigen Express, Inc. (“Antigen”), we have undertaken work on immunomedicines incorporating proprietary vaccine formulations.

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

Hema Diagnostic Systems

Hema Diagnostic Systems LLC (which we refer to as “HDS”) was established in December, 2000 to market and distribute rapid test devices for infectious diseases. Since 2002, we have been developing an expanding line of rapid diagnostic tests (RDTs) for such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases. We distribute our own products and manufacture our devices in-house as well as through contract manufacturers. Some sub-components, made to our specifications, are produced in China, India and Germany. Our products are rapid immunochromatographic medical diagnostics that are administered at the point of care (POC) level and which can produce results as in as little as 10-15 minutes.

Due to the potential infectious character of the whole blood test sample, our Express series of RDTs are designed to perform and deliver test results while within the sealed Express housing, carefully controlling the potentially infectious test sample. This design helps to increase our ability to control the possibility of cross-contamination. Most of our competitors’ products, while inexpensive, are not as user-friendly, require substantially more training and have greater risk of cross- contamination.

Our products are subject to extensive regulatory oversight by government and other organizations and rely on international regulatory approvals for sale into markets outside of the USA. Domestically, our devices would require U.S. Food and Drug Administration (“FDA”) approval and in some cases, international sales require World Health Organization (“WHO”) approval.

We maintain a FDA registered facility in Miramar, Florida and are certified under both ISO9001 and ISO13485 for the “Design, Development, Production and Distribution” of the in-vitro devices. Approval of our HIV rapid test has been issued by the United States Agency for International Development (“USAID”). USAID approval allows us to offer our product to those countries where USAID provides such funding. Some of our products have qualified for and use the European Union issued “CE” Mark, which allows us to enter into CE Member countries subject to individual country documentation and approval. Currently, two malaria rapid tests are approved under World Health Organization (“WHO”) guidelines with a third awaiting approval in December 2016 pending test results. WHO approval is necessary for those countries which rely upon the expertise of the WHO, as well as for non-governmental organization (“NGO”) funding. HDS products have also received registrations and approvals issued by other foreign governments. HDS is currently in the planning phase for entering into the newly announced, WHO “Pre-Qualified Approval” process for other HDS tests. This process allows expedited approval of rapid tests, reducing the current 24-30 month process time down to approximately 6-9 months. HDS products are also listed and offered internationally through the UNICEF and UNDP. On February 2016, we entered into a Long Term Agreement with the WHO for the approved rapid tests. While receiving small orders resulting from this Agreement, we anticipate larger orders from the WHO as our relationship expands.

We maintain current U.S. Certificates of Exportability that are issued by two FDA divisions-CBER and CDRH. CBER (Center for Biologicals Evaluation and Research) is the FDA regulatory division that oversees biological devices and which include our HIV, Hepatitis B and Hepatitis C. The other division, Center for Devices and Radiological Health (“CDRH”), is responsible for the oversight of other HDS devices which include Tuberculosis, Syphilis, and the remaining product line. Certificates of Exportability are issued to Hema Diagnostic Systems. Our HDS facility maintains FDA Establishment Registration status and is in accord with GMP (Good Manufacturing Practice) as confirmed by the FDA.

We do not currently have FDA approval to sell any of our products in the United States. We anticipate submitting our devices to the FDA under a Pre-Market Approval Application (PMA) or through the 510K process. The 510K would require the appropriate regulatory administrative submissions as well as a limited scientific review by the FDA to determine completeness (acceptance and filing reviews); in-depth scientific, regulatory, and Quality System review by appropriate FDA personnel (substantive review); review and recommendation by the appropriate advisory committee (panel review); and final deliberations, documentation, and notification of the FDA decision. The PMA process is more extensive, requiring clinical trials to support the application. We expect to apply to FDA for approval of our first RDT to be submitted to the FDA for 510K approval within the next 3 months. We anticipate the FDA process will be completed within 9 months after submission. During this timeline we will be preparing documentation for additional rapid tests to undergo either the FDA PMA or 510k process.

Financial Condition

Generex’s historical business was in the development stage and we do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, neither Generex nor HDS has been profitable. HDS’ owner’s deficit was $13,622,289 at December 31, 2016. Generex’s consolidated net loss available to shareholders was $15,195,666 for the six months ended January 31, 2107. As of January 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. As of that date, we had suspended most of our operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. HDS’ past activities have been primarily financed by loans and capital contributions from its former primary owner. That source of funds will no longer be available. HDS entered into the Acquisition with the expectation that the existence of a public market for Generex’s stock would enable it to access financing from various sources. We cannot provide any assurance that we will obtain the required funding. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

In-Vitro Medical Diagnostic Devices Administered At The Point Of Care Level

HDS develops, manufactures, and distributes in-vitro medical diagnostics for infectious diseases administered at the point of care level with results as soon as 10-15 minutes. We manufacture and sell rapid diagnostic devices based upon its own proprietary EXPRESS technology as well as cassette devices based on customary designs used generally in the industry. Since its founding, Hema has been developing and continues to develop an expanding line of Rapid Diagnostic Tests (RDTs) including those for the following infectious diseases such as Human Immunodeficiency Virus (HIV) – ½ w/p24Ab, tuberculosis-XT, malaria, hepatitis, syphilis, typhoid, dengue and other infectious diseases. Recent advances in device platform technology can be directly applied to individual test strip which is disease specific line. These technologies further increase the performance capabilities of each test and its’ ability to detect diseases in an efficient and cost-effective manner.

HDS is also in the process of developing the platform for the qualitative testing for other infectious diseases including Typhoid, Chikungunya, Zika and other diseases. A new HDS housing, designated as the Rapid 1-2-3 Hema Express III Sepsis, is currently in the design evaluation process phase.

Due to the potential infectious character of the whole blood test sample, HDS’ Express series of RDTs are designed to perform and deliver test results while within the sealed Express housing. This increases the ability to control the possibility of cross-contamination.

Competition

We face competition from other providers of alternate forms of insulin. Some of our most significant competitors, Pfizer, Eli Lilly, and Novo Nordisk, have announced that they will discontinue development and/or sale of their inhalable forms of insulin. Generex Oral-lyn™ is not an inhaled insulin; rather, it is a buccally absorbed formulation with no residual pulmonary deposition. We believe that our buccal delivery technology offers several advantages over inhalation, including the ease of use, portability, avoidance of pulmonary inhalation and safety profile. Furthermore, insulin administered through the Generex Oral-lyn™ RapidMist™ technology is absorbed directly into the blood stream and not only acts rapidly, but returns to baseline quickly, thereby minimizing the chance of developing hypoglycemia.

The following descriptions of our competitors for buccal insulin products and immunomedicine technology were obtained from their filings with the Securities and Exchange Commission, information available on their web sites and industry research reports.

•	MannKind Corporation’s product candidates include AFREZZA®, a mealtime insulin therapy being studied for use in adult patients with type 1 and type 2 diabetes. MannKind received FDA approval in June 2014 and the product is now commercially available in the United States.

•	Amylin Pharmaceuticals, Inc. received FDA approval in January 2012 for Bydureon, an extended-release injectable formulation, which is the first once-a-week therapy for the treatment of type 2 diabetes.

•	There are several companies that are working on developing products which involve the oral delivery of analogs of insulin. Oramed Pharmaceuticals is developing an orally ingestible insulin capsule which is currently in Phase II clinical trials. Biocon Limited has developed IN-105, a tablet for the oral delivery of insulin, which is currently in phase II trials. Diabetology has developed Capsulin IR, an insulin capsule which is currently in Phase II clinical trials. Access Pharmaceuticals has developed Cobalamin, an oral insulin which is currently in pre-clinical trials. Dance Pharmaceuticals is developing an inhaled insulin product based on Aerogen’s proprietary OnQ Aerosol Generator technology.

•	There are also a number of companies developing alternative means of delivering insulin in the form of oral pills, transdermal patches, and intranasal methods, which are at early stages of development. In addition to other delivery systems for insulin, there are numerous products, such as sulfonylureas (Amaryl®and Glynase®), biguanides (branded and generic metformin products), thiazolidinediones (Avandia®and Actos®), glucagon-like peptide 1 (Byetta®and Victoza®), and dipeptidyl peptidase IV inhibitors (Januvia® and Onglyza™), which have been approved for use in the treatment of Type 2 diabetics in substitution of, or in addition to, insulin therapy. These products may also be considered to compete with insulin products.

•	Bavarian Nordic, Inc. employs a DNA vector-based technology platform to design and develop immunotherapeutic vaccines for different cancers. Their most advanced compound, PROSTVAC, is in a pivotal Phase III trial in patients with prostate cancer. Additionally, they have a HER2 vaccine in a Phase I/II trial in patients with breast cancer. They have recently presented data on studies combining their MVA-BN-HER2 cancer vaccine with different immune checkpoint inhibitors.

•	Advaxis, Inc. uses a proprietary technique to bioengineer Listeria bacteria to create a specific antigen that can stimulate an immune response after recognition by the recipient’s immune system. Advaxis’ most advanced product candidate is ADXS-HPV, which is in Phase II trials for HPV-associated CIN (cervical intraepithelial neoplasia) and recurrent cervical cancer. The company has recently partnered with MedImmune to initiate combination studies utilizing their most advanced ADXS-HPV with MedImmune’s anti-PD-L1 immune checkpoint inhibitor in patients with advanced, recurrent or refractory human papillomavirus (HPV)-associated cervical or head and neck cancer.

•	Amgen Inc.’s BiTE® technology uses the body’s cell destroying T cells to attack tumor cells. Amgen’s lead product candidate blinatumomab (MT103) has completed a Phase II clinical trial in patients with minimal residual disease positive acute lymphoblastic leukemia.

•	Sanofi Pasteur Inc., the vaccine division of sanofi-aventis and one of the largest vaccines companies in the world, has product candidates including inoculations against 20 varieties of infectious diseases. It received FDA approval for an H5N1 avian influenza vaccine in April 2007 and for an H1N1 vaccine in September 2009.

•	Galena Biopharma’s (formerly Rxi Pharmaceuticals Corporation) NeuVax™, is currently in Phase III clinical trials to evaluate NeuVax™ for the treatment of early stage, HER2-positive breast cancer. Clinical trials are currently underway to test NeuVax™ as a treatment for prostate cancer, and to use NeuVax™ in combination with Herceptin® to target breast cancer.

•	In May 2010, BioSante Pharmaceuticals, Inc. announced that it was restarting development of the GVAX™ vaccine for the treatment of prostate cancer (originally developed by Cell Genesys, Inc.) and is in Phase II human clinical trials. In addition to GVAX prostate product, BioSante has several other cancer vaccines which are in Phase II clinical development including vaccines for leukemia, breast cancer and pancreatic cancer and has vaccines in Phase I clinical development including vaccines for colorectal cancer and melanoma.

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

The medical diagnostics industry is a multi-billion dollar international industry and is intensely competitive.  Many of our competitors in this industry are substantially larger and have greater financial, research, manufacturing and marketing resources.  We believe our scientific and technological capabilities as well as our proprietary technology and know-how relating to our rapid tests, particularly for the development and manufacture of tests for the detection of antibodies to infectious diseases, are very strong.

Alere, Inmc. is our main competitor and one of the major player in RTDs for infectious diseases. Alere markets the Alere HIV Combo Ag/Ab test, which uses the lateral flow technology patent. Alere acquired the patent from Abbott over a decade ago. Alere subsequently acquired Standard Diagnostics of Korea and Accon of China.

Standard Diagnostics was a state-funded entity in South Korea established to build and expand into the international markets under its own brand until it was acquired by Inverness, the predecessor to Alere, in 2006.

With funding from Inverness for regulatory registrations and a previously established cassette product line, Standard was able to capture a strong market share of purchased for use in Africa with funding from WHO and the Global Fund. Currently, Standard is the strongest competitor on an international basis, incorporating a cassette design into each of their products.

Chembio Diagnostic Systems, Inc. is a publicly-traded diagnostic company that develops, manufactures and commercializes diagnostic solutions. Chembio uses its patented Next Generation DPP (Dual Path Platform) technology that makes claims of significant advantages over the Alere’s lateral-flow technology.

It has continued building its product line and entered into US FDA approval for a rapid HIV test approved for professional use only in the United States.

As infectious diseases are epidemic and in the minds of the public, there will be more competitors coming into the market place. However, we believe competition will be based upon the implementation of a cassette or a “dipstick” format.

Brief Company Background

Prior to our acquisition of a controlling interest in HDS, we were a development stage company. From inception through the end of the quarter ended January 31, 2017, we have received only limited revenues from operations. Our non-HDS business did not have any revenue for the six months ended January 31, 2017 or in the fiscal year ended July 31, 2016

We operate in two segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level.

We were incorporated in the State of Delaware in 1997. Our principal executive offices are located at 10102 USA Today Way Miramar, Florida 33025. Our telephone number is (416) 364-2551. We maintain an Internet website at www.generex.com.  We make available free of charge on or through our website our filings with the SEC.

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

Previously, we expended resources on research and development relating to Antigen’s peptide immunotherapeutic vaccines and related technologies. Antigen has one vaccine currently in Phase II clinical trials in the United States involving patients with HER-2/neu positive breast cancer and has completed a Phase I clinical trial for a vaccine for H5N1 avian influenza at the Lebanese-Canadian Hospital in Beirut. Antigen’s prostate cancer vaccine based on AE37 has been tested in a completed (August 2009) Phase I clinical trial in Greece.

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

Inventory. HDS’ inventory is stated at the lower of cost or net realizable value. Cost is determined using the Weighted Average method. We periodically evaluates our inventory for any obsolete or slow moving items based on production lots and advances in production design or technology. Any inventory determined to be obsolete or slow moving is removed from inventory and disposed or a provision is made to reduce slow moving inventory to its net realizable value. At December 31, 2016, HDS recorded a reserve for obsolescence of nil.

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. Pursuant to the acquisition of HDS at the time of closing on January 18, 2017, the Company recorded $14,335,822 of goodwill, and as of January 31, 2017, the Company fully impaired the goodwill.

Intangible Assets. We have intangible assets related to patents. The determination of the related estimated useful lives and whether or not these assets are impaired involves significant judgments. In assessing the recoverability of these intangible assets, we use an estimate of undiscounted operating income and related cash flows over the remaining useful life, market conditions and other factors to determine the recoverability of the asset. If these estimates or their related assumptions change in the future, we may be required to record impairment charges against these assets. Prior to the acquisition of HDS, all of the Company’s patents had been written down in the fiscal year ended July 31, 2016. Pursuant to the acquisition of HDS, the Company recorded a stepped-up basis in In-Process Research and Development of HDS in the amount of $1,955,932 to be amortized over ten (10) years. Our intangible assets consist of patent patented technology and trademarks.

Estimating accrued liabilities, specifically litigation accruals. Management’s current estimated range of liabilities related to pending litigation is based on management's best estimate of future costs. While the final resolution of the litigation could result in amounts different than current accruals, and therefore have an impact on our consolidated financial results in a future reporting period, management believes the ultimate outcome will not have a significant effect on our consolidated results of operations, financial position or cash flows.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of July 31, 2015 and January 31, 2017, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended January 31, 2017 compared to three months ended January 31, 2016

We had a net loss for the quarter ended January 31, 2017 in the amount of $15,783,187 versus net loss of $47,390 in the corresponding quarter of the prior fiscal year. The increase in net loss year’s fiscal quarter was primarily attributable to a write-off of goodwill of $14,335,822 derived from the HDS acquisition, and $1,104,969 in the change in fair value of derivative liabilities. Our operating loss for the quarter ended January 31, 2017 increased to 215,727 compared to $157,532 in the same fiscal quarter of fiscal 2016.  The increase in operating loss resulted from an increase in general and administrative expenses (to $140,087 from $89,904 and research and development costs to 75,640 from 67,628. We did not have revenue in either of the quarters ended January 31, 2017 or 2016.

Our interest expense in the second quarter of fiscal 2017 was $126,669 compared to the previous year’s fiscal quarter at $102,187. Change in fair value of derivative liabilities contributed a loss of $1,104,969 in the second quarter of fiscal 2017 compared to a gain of $212,329 in the second quarter of fiscal 2016.

Six months ended January 31, 2017 compared to six months ended January 31, 2016

We had a net loss for the six months ended January 31, 2017 of $15,222,949 versus a net loss of $1,778,655 in the corresponding six months of the prior fiscal year. The loss in this year’s fiscal six months was caused primarily by a write-off of goodwill of $14,335,822 derived from the HDS acquisition, and $1,104,969 in the change in fair value of derivative liabilities in addition to our operating expenses of $215,727. The loss in the corresponding six months of the prior year was due primarily to operating expenses of $1,475,111.

Our operating loss for the six months ended January 31, 2017 decreased to $318,545 compared to $1,475,111 in the same fiscal period of 2016. The decrease in operating loss resulted primarily from a suspension of most of our operations due to lack of funds, from a decrease in research and development expenses (to $75,640 from $245,198) and a decrease in general and administrative expenses (to $242,905 from $1,229,913). We did not have revenue in either of the six-month periods ended January 31, 2017 or 2016.

The decrease in research and development expenses in the six months ended January 31, 2017 versus the comparative six months in the previous fiscal year is primarily due to our current efforts to reduce expenditures to conserve cash with limited research and development costs attributed to the acquisition of HDS in the amount of $20,473.

Our interest expense in the first six months of fiscal 2017 was $243,508 compared to the previous year’s fiscal six months at $199,910. Change in fair value of derivative liabilities contributed a loss of $325,074 in the first six months of fiscal 2017 compared to a loss of $103,634 in the first six months of fiscal 2016.

The net operating losses attributed to HDS or the period between January 18, 2017 and January 31, 2018 amount to 52,435, primarily from general and administrative expenses of 31,962 and research and development costs of $20,473.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock. HDS financed its development stage activities primarily from capital contributions and loans from its previous primary owner.

As of January 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We have been required to lay-off all of our employees in our historical operations, and our officers ceased receiving compensation as of October, 2015. Therefore, we will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock we did not receive any funds from these activities, or from exercise of outstanding warrants during the six-month period ended January 31, 2017. Subsequent to January 31, 2017, we eliminated through amendment, exercise and conversion of all of our outstanding common stock purchase warrants and the outstanding shares of our Series G 9% Convertible Preferred Stock. All of the warrants were exercised on a “cashless” basis. This will result in the elimination of a significant derivative liability on our balance sheet for periods after February 9, 2017. Because the warrants were issued on a cashless basis, however, we received no funds from the exercise of the warrants.

Management will seek to meet all or some of our operating cash flow requirements through financing activities, such as private placements of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities.

In addition, management may pursue financial and strategic alternatives, including strategic investments and divestitures, industry collaboration activities, and potential strategic partners. Management has sold non-essential real estate assets which are classified as Assets Held for Investment to augment the company’s cash position and reduce its long-term debt.

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

Equity Financings

We did not engage in any equity financing during fiscal 2016 or fiscal 2017 through January 31, 2017.

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,854.96. The purchase price of the Note was $562,379.13 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. The remaining $112,475.83 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay a $500,000 deposit to Emmaus Life Sciences, Inc. pursuant to our Letter of intent with Emmaus, as amended.

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

As of April 30, 2016, all of the warrants issued in the aforementioned registered direct offerings were exercisable.  At April 30, 2016, outstanding warrants issued in connection with the February 2012, August 2012, December 2012, June 2013, January 2014, March 2014 and June 2015 private placements were as follows (after adjustment for anti-dilution provisions and subsequent exercises):

•	In connection with the securities purchase agreement dated August 8, 2012, we sold an aggregate of 750 shares of our Series C 9% Convertible Preferred Stock and issued warrants exercisable for up to 9,375 shares of our common stock to investors.
•	In connection with the securities purchase agreement dated December 10, 2012, we sold an aggregate of 750 shares of our Series D 9% Convertible Preferred Stock and issued warrants exercisable for up to 25,000 shares of our common stock to investors.
•	In connection with the securities purchase agreement dated June 17, 2013, we sold an aggregate of 1,225 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 40,833 shares of our common stock to investors.
•	In connection with the securities purchase agreement dated January 14, 2014, we sold an aggregate of 800 shares of our Series E 9% Convertible Preferred Stock and issued warrants exercisable for up to 26,667 shares of our common stock to investors.
•	In connection with the securities purchase agreement dated March 27, 2014, we sold an aggregate of 2,075 shares of our Series F 9% Convertible Preferred Stock and issued warrants exercisable for up to 69,167 shares of our common stock to investors.
•	In connection with the securities purchase agreement dated June 24, 2015, we sold an aggregate of 500 shares of our Series G 9% Convertible Preferred Stock and issued warrants exercisable for up to 33,333 shares of our common stock to investors.

Date Issued	Aggregate No. of Shares Unexercised	Exercise Price	Expiration Date
February 1, 2012*	11,350	$15.00	February 1, 2017

August 10, 2012*	1,000	15.00	August 10, 2017

December 10, 2012*	16,648	15.00	December 12, 2017

June 17, 2013*	68,333	15.00	June 17, 2018

January 15, 2014*	51,333	15.00	January 15, 2019

March 27, 2014*	138,333	15.00	March 27, 2019

June 25, 2015*	30,000	15.00	June 25, 2020

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

Cash Flows for the Six months ended January 31, 2017

For the six months ended January 31, 2017, we used $229,083 in cash to fund our operating activities. The use for operating activities included a net loss of $15,195,666, changes to working capital including the impairment of goodwill of $14,335,822, an increase of $183,146 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $24,535, a loss on disposal of property and equipment, a loss in the change in fair value of derivative liabilities of $325,074 and $ 145,800 for common stock issued for make-whole payments on preferred stock

On January 16, 2017, Joseph Moscato, the Company’s new Chief Executive Officer and a director, and Lawrence Salvo, the Company’s new Senior Vice President and a director, advance the Company $500,000, which the Company paid to Emmaus Life Sciences, Inc. pursuant to our LOI. The Company does not have any formal arrangement for repayment of the amounts advanced by Mr. Moscato and Mr. Salvo.

Otherwise, we had no cash provided by financing activities in the six months ended January 31, 2017.

Our net working capital deficiency at January 31, 2017 increased to $23.6 million from $9 million at July 31, 2016.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E, Series F and Series G 9% Convertible Preferred Stock

As of January 31, 2017, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,1677 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 630 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of January 31, 2017, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,521 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,820 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2017, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,917 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,65 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2017, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 25,000 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2017, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035 shares of common stock were issued as “make-whole payments” on such conversions.

As of January 31, 2017, 2,075 shares of the Series F 9% Convertible Preferred Stock had been converted to common stock. We issued 97,108,331 shares of common stock upon conversion of the Series F convertible preferred stock and 40,769,172 shares of common stock issued as “make-whole payments” on such conversions.

As of January 31, 2017, 150 shares of the Series G 9% Convertible Preferred Stock had been converted to common stock. We issued 10,000 shares of common stock upon conversion of the Series G convertible preferred stock and 4,688 shares of common stock issued as “make-whole payments” on such conversions.

Subsequently, the remaining 350 shares of our Series G convertible preferred stock were converted into shares of our common stock.

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

We are obligated to pay Emmaus Life Sciences, Inc. a deposit of $3,000,000 by March 30, 2017, pursuant to our Letter of Intent with Emmaus. Pursuant to the terms of the Letter of Intent, at the closing of the proposed transaction with Emmaus, we will be required to pay an additional $6,000,000.

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,854.96. The purchase price of the Note was $562,379.13 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement with the investor. The remaining $112,475.83 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay the initial deposit to Emmaus pursuant to our Letter of Intent, as described below. If the Note is not converted, we will be obliged to pay the $674,854.96 in cash in March, 6 2018.

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of January 31, 2017, Berkman held $13,307,837 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrues interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Certain Related Party Transactions

On January 16, 2017, Joseph Moscato, the Company’s Chief Executive Officer and director, and Lawrence Salvo, the Company’s Senior Vice President and director, advanced the Company $500,000, which the Company paid to Emmaus Life Sciences, Inc. pursuant to our Letter of Intent with Emmaus. The Company does not have any formal arrangement for repayment of the amounts advanced by Mr. Moscato and Mr. Salvo.

In addition to the Emmaus payment, during the six-month period ended January 31, 2017, Mr. Moscato and Mr. Salvo advanced to Generex an aggregate of $121,164 for legal and accounting and other expenses incurred in the acquisition of HDS, preparing and filing SEC reports, paying our transfer agent and other expenses. The Company does not have any formal arrangement with Mr. Moscato for repayment of these amounts.

On January 16, 2017, the Company and Emmaus Life Sciences, Inc. (“Emmaus”) entered into a letter of intent (“LOI”) contemplating that the Company will acquire a controlling interest of the outstanding capital stock of Emmaus (the “Emmaus Shares”) for a total consideration of $225,000,000 in cash in Generex stock. The purchase price for the Emmaus Shares will consist of $10,000,000 in cash and $215,000,000 worth of shares of the Company’s common stock (“Company Shares”), which will be valued at $3.80 per share at the closing, provided that if a material event occurs that increases the fair market value of the Company Shares prior to the Closing, the value attributed to of the Company Shares will be increased to such higher market value up to a maximum of $12.00 per share. Under the LOI, we have paid total deposits of $1,000,000 to Emmaus and are obligated to pay Emmaus an additional deposit of $3,000,000 by March 30, 2017.

On January 25, 2017, Dr. Yutaka Niihara, MD, MPH, Chairman and CEO of Emmaus joined Generex’s Board of Directors as executive Chairman.

Berkman holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of January 31, 2017, Berkman held $13,307,837 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrues interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810)—Amendments to the Consolidation Analysis (“ASU 2015-02”), which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. ASU 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. We are currently evaluating the impact, if any, that adopting ASU 2015-02 will have on HDS’ financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will amend current lease accounting to require lessees to recognize (i) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis, and (ii) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. ASU 2016-02 does not significantly change lease accounting requirements applicable to lessors; however, certain changes were made to align, where necessary, lessor accounting with the lessee accounting model. This standard will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation: Improvements to Employee Share-Based Payment Accounting, which relates to the accounting for employee share-based payments. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We are currently reviewing the provisions of this ASU to determine if there will be any impact on our results of operations, cash flows or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Generex is a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and is not required to provide the information required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of January 31, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended January 31, 2017, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

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

As of January 31, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

We are a development stage company with a limited history of operations, and do not expect sufficient revenues to support our operation in the immediately foreseeable future. We do not expect to receive any revenues in Ecuador, Algeria and Lebanon where we have been approved for commercial sale in the next twelve months. While we have entered into a licensing and distribution agreement with a leading Indian-based pharmaceutical company and insulin distributor, we do not anticipate recognizing revenue from sales of Generex Oral-lyn™ in India in the next twelve months, as our Indian partner has to receive marketing approval of a completed in-country clinical study before the product can be offered for commercial sale in India.

To date, we have not been profitable and our accumulated net loss available to shareholders was $390,900,038 at January 31, 2017. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $ 390,900,038 at January 31, 2017, and our consolidated balance sheet reflected a stockholders’ deficiency of $ 2,703,293 at that date. We received a report from our independent auditors for the year ended July 31, 2016 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

At the end of fiscal year 2012, our then chief executive officer and chief financial officer evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) and concluded that, subject to the inherent limitations identified in Item 9A of Part II of the Form 10-K filed on October 15, 2012, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal control over financial reporting because of inadequate segregation of duties over authorization, review and recording of transactions, as well as the financial reporting of such transactions. Our independent auditors issued an adverse attestation report regarding the effectiveness of the Company’s internal control over financial reporting at July 31, 2012.

We believe we have taken appropriate and reasonable steps to make the necessary improvements to remediate these deficiencies, however we cannot be certain that our remediation efforts will ensure that our management designs, implements and maintains adequate controls over our financial processes and reporting in the future or that the changes made will be sufficient to address and eliminate the material weaknesses previously identified. Our inability to remedy any additional deficiencies or material weaknesses that may be identified in the future could, among other things, have a material adverse effect on our business, results of operations and financial condition, as well as impair our ability to meet our quarterly, annual and other reporting requirements under the Exchange Act in a timely manner, and require us to incur additional costs or to divert management resources.

Risks Related to the Market for Our Common Stock

Our stock price is below $5.00 per share and is treated as a “penny stock”, which places restrictions on broker-dealers recommending the stock for purchase.

Our common stock is defined as “penny stock” under Exchange Act, and the rules promulgated thereunder. The SEC has adopted regulations that define “penny stock” to include common stock that has a market price of less than $5.00 per share, subject to certain exceptions. These rules include the following requirements:

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

We did not timely file this Quarterly Report or our Annual Report for the year ended July 31, 2016, and therefore our common stock is no longer quoted on the OTCQB. Since being removed from the OTCQB, quotes for our common stock have only appeared on the OTCPINK, with a notation that we have not provided current information. As a result, fewer broker-dealers may be willing to make a market in our stock, which could affect a shareholder’s ability to sell their shares, and the liquidity of the market for our shares may be greatly reduced.

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

Our financing may dilute current stockholders.

In the past we have raised significant funds from the issuance of convertible preferred stock and common stock purchase warrants. These securities had conversion and exercise had price protection provisions, which decreased the exercise price of the warrant and conversion price of the preferred stock, and increased the number of shares which would be issued upon exercise of the warrants or conversion of the preferred stock. This feature severely diluted the prior holders of common stock. All of the convertible preferred stock and warrants outstanding as of January 31, 2017 were exercised or converted in February, 2017, and therefore all dilution attributable to these securities has occurred.

If we raise funds through one or more additional equity financings in the future, it will have a further dilutive effect on existing holders of our shares by reducing their percentage ownership. The shares may be sold at a time when the market price is low because we are in need of the funds. This will dilute existing holders more than if our stock price was higher. In addition, equity financings normally involve shares sold at a discount to the current market price, and may have price protection features.

On March 6, 2017, we entered into a securities purchase agreement with an investor, pursuant to which the Company agreed to sell its Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,854.96. The Note is convertible into our common stock at $10 per share, taking into account our 1 for 1,000 reverse stock split. However, the securities purchase agreement contains a “most favored nation” provision. With limited exceptions, for so long as the investor holders the Note or any shares issued on conversion of the Note, in the event that the Company issues or sells any common stock or securities or rights convertible into or exercisable for common stock, at the option of the Investor, the Company shall amend the terms of the note and the securities purchase agreement, so as to give the Investor the benefit of such more favorable terms or conditions.

RISK FACTORS RELATING TO HDS’ BUSINESS

Risks related to our industry, business and strategy

Because we may not be able to obtain or maintain the necessary regulatory approvals for some of our products, we may not generate revenues in the amounts we expect, or in the amounts necessary to continue our business. Our existing products, as well as our manufacturing facility must meet quality standards and are subject to inspection by a number of domestic regulatory and other governmental and non-governmental agencies.

All of HDS’ proposed and existing products are subject to regulation in the U.S. by the U.S. Food and Drug Administration (“FDA”), the U.S. Department of Agriculture (“USDA”) and/or other domestic and international governmental, public health agencies, regulatory bodies or non-governmental organizations. In particular, we are subject to strict governmental controls on the development, manufacturing, labeling, distribution and marketing of our products. The process of obtaining required approvals or clearances varies according to the nature of, and uses for, a specific product. These processes can involve lengthy and detailed laboratory testing, human or animal clinical trials, sampling activities, and other costly, time-consuming procedures. The submission of an application to a regulatory authority does not guarantee that the authority will grant an approval or clearance for that product. Each authority may impose its own requirements and can delay or refuse to grant approval or clearance, even though a product has been approved in another country.

The time taken to obtain approval or clearance varies depending on the nature of the application and may result in the passage of a significant period of time from the date of submission of the application. Delays in the approval or clearance processes increase the risk that we will not succeed in introducing or selling the subject products, and we may determine to devote our resources to different products.

Changes in government regulations could increase our costs and could require us to undergo additional trials or procedures, or could make it impractical or impossible for us to market our products for certain uses, in certain markets, or at all.

Changes in government regulations may adversely affect our financial condition and results of operations because we may have to incur additional expenses if we are required to change or implement new testing, manufacturing and control procedures. If we are required to devote resources to develop such new procedures, we may not have sufficient resources to devote to research and development, marketing, or other activities that are critical to our business.

We can manufacture and sell our products only if we comply with regulations and quality standards established by government agencies such as the FDA and the USDA as well as by non-governmental organizations such as the International Organization for Standardization (“ISO”) and WHO. We have implemented a quality control system that is intended to comply with applicable regulations. Although FDA approval is not required for the export of our products, there are export regulations promulgated by the FDA that specifically relate to the export of our products that require compliance with FDA quality system regulation and that also require meeting certain documentary requirements regarding the approval of the product in export markets. Although we believe that we meet the regulatory standards required for the export of our products, these regulations could change in a manner that could adversely impact our ability to export our products.

Our products may not be able to compete with new diagnostic products or existing products developed by well-established competitors, which would negatively affect our business.

The diagnostic industry is focused on the testing of biological specimens in a laboratory or at the point-of-care and is highly competitive and rapidly changing.  Some of our principal competitors may have considerably greater financial, technical and marketing resources than we do.  Several companies produce diagnostic tests that compete directly with our testing product line, including but not limited to, Chembio Diagnostics and Abbot Laboratories. Furthermore, these and/or other companies have or may have products incorporating molecular and/or other advanced technologies that over time could directly compete with our testing product line. As new products incorporating new technologies enter the market, our products may become obsolete or a competitor's products may be more effective or more effectively marketed and sold.

There are competing products that could significantly reduce our U.S. sales of rapid HIV tests.

In 2006 Alere, Inc. acquired a division from Abbott Diagnostic located in Japan that manufactured and marketed a rapid HIV test product line called Determine®.  The Determine® format was developed for the developing world and remote settings and, central to the needs of that market. The format is essentially a test strip that is integrated into a thin foil wrapper. When opened, the underside of the wrapper serves as the test surface for applying the blood sample and performing the test.  This design reduces costs and shipping weights and volumes and provides an advantage for the developing world markets it serves.  Some of the disadvantages of the platform are the amount of blood sample that is needed (50 microliters versus 2.5, 5 and 10 for our lateral flow barrel, lateral flow cassette, and DPP® products respectively), the open nature of the test surface, and the absence of a true control that differentiates biological from other kinds of samples.

The so-called "3rd generation" version of this product has been marketed for many years and is the leading rapid HIV test that is used in a large majority of the national algorithms of countries funded by PEPFAR and the Global Fund, as well as many other countries in the world.  That product is not FDA-approved though it is CE marked. The newest Determine® HIV version, which was developed and manufactured by Alere's subsidiary in Israel, Orgenics, is the so-called "4th Generation" version Determine® test. According to its claims, this product detects HIV antibodies and P24 HIV antigens. Because the P24 antigen is known to occur in HIV-positive individuals' blood samples before antibodies do, the 4th generation Determine® test is designed to detect HIV infection earlier than tests that solely rely on antibody detection. HDS’ tests, as well as all of the other currently FDA-approved rapid HIV tests, only detect antibodies.

The initial "4th generation" Alere Determine® rapid test product that was also CE marked and that Alere launched internationally some years ago, has not been successfully commercialized to the best of our knowledge and at least certain published studies were not favorable for this product.  However, the 4th generation product that is now FDA-approved was apparently modified as compared to the initial international version, and it may perform better.  Alere received FDA approval of this modified product in August 2013 and a waiver under the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”) for it in December 2014. Alere is also aggressively pursuing development of the market for this product.  Moreover, there is support by a number of key opinion leaders for the public health value of such 4th generation tests, and this product represents a significant competitive threat to Chembio as well as to each of the other rapid HIV test manufacturers (OraSure and Trinity primarily).

During 2011, Biolytical, Inc. of Vancouver, Canada received FDA approval and in 2012 received CLIA waiver of a flow-through rapid HIV test called "INSTI".  The flow-through technology used in the INSTI test is older than lateral flow, and requires handling of multiple components (3 vials of solution) to perform the test in multiple steps.  However, these steps can be accomplished in less than ten minutes, and the actual test results occur in only one minute after those steps are completed.  Therefore sample-to-result time is shorter than any of the competitive products.  The product also has good performance claims.  There are settings where that reduced total test time, despite the multiple steps required, may be a distinct advantage, and we believe Biolytical has made some progress in penetrating certain public health markets.

Therefore, even though our lateral flow products currently enjoy a substantial market share in the U.S. rapid HIV test market, and we have an additional rapid HIV test, the DPP® HIV 1/2 Assay, there a number of risks and uncertainties concerning current and anticipated developments in this market.  Although we have no specific knowledge of any other new product that is a significant competitive threat to our products, or that will render our products obsolete, if we fail to maintain and enhance our competitive position or fail to introduce new products and product features, our customers may decide to use products developed by our competitors, which could result in a loss of revenues and cash flow.

More generally, the point-of-care diagnostics industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services.  As new technologies are introduced into the point-of-care diagnostic testing market, we may be required to commit considerable additional efforts, time and resources to enhance our current product portfolio or develop new products.  We may not have the available time and resources to accomplish this, and many of our competitors have substantially greater financial and other resources to invest in technological improvements.  We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers, which would materially harm our operating results.

Our use of third-party suppliers, some of which may constitute our sole supply source, for certain important product components presents a risk that could have negative consequences for other business.

A number of the components and critical raw materials used in the manufacture of our products are provided by third-party suppliers, some of which may be sole-source suppliers, which impacts our ability to manufacture or sell product if our suppliers cannot or will not deliver those materials in a timely fashion, or at all, due to an interruption in their supply, quality or technical issues, or any other reason. If this occurs, we could expend substantial expense and time in re-establishing relationships with third-party suppliers that meet the appropriate quality, cost and regulatory requirements needed for commercially viable manufacture of our products or in re-designing our products to incorporate different components and raw materials that are available from third-party suppliers.  Thus, the loss of any one or more of our current third-party suppliers could prevent us from commercial production of our products, and there is no guarantee that we would be able to establish relationships with new third-party suppliers of the same or different components and raw materials in the future.

New developments in health treatments or new non-diagnostic products may reduce or eliminate the demand for our products.

The development and commercialization of products outside of the diagnostics industry could adversely affect sales of our products. For example, the development of a safe and effective vaccine to HIV or treatments for other diseases or conditions that our products are designed to detect, could reduce or eventually eliminate the demand for our HIV or other diagnostic products and result in a loss of revenues.

We may not have sufficient resources to effectively introduce and market our products, which could materially harm our operating results.

Introducing and achieving market acceptance for our products will require substantial marketing efforts and will require us and/or our contract partners, sales agents, and/or distributors to make significant expenditures of time and money. In some instances, we will be significantly or totally reliant on the marketing efforts and expenditures of our contract partners, sales agents, and/or distributors. If they do not have or commit the expertise and resources to effectively market the products that we manufacture, our operating results will be materially harmed.

The success of our business depends on, in addition to the market success of our products, our ability to raise additional capital through the sale of debt or equity or through borrowing, and we may not be able to raise capital or borrow funds on attractive terms and/or in amounts necessary to continue our business, or at all.

Our liquidity and cash requirements will depend on several factors. These factors include, among others, (1) the level of revenues; (2) the extent to which, if any, that revenue level improves operating cash flows; (3) our investments in research and development, facilities, marketing, regulatory approvals, and other investments we may determine to make; and (4) our investment in capital equipment and the extent to which it improves cash flow through operating efficiencies. We do not expect to generate positive cash flow in next twelve months, and we cannot be sure that we will be successful in raising sufficient capital to fund our needs. If we are not able to raise additional capital from another source, we will be required to substantially reduce our operating costs, including the possibilities of suspending our unfunded research and development activities, and quickly curtailing any cash flow negative product initiatives.

Our near term sales are difficult to predict in the uncertain status of pending orders and certain regulatory approvals, and the uncertain time until we have approval to sell in the US. We believe that underlying demand for HIV rapid testing in the U.S. remains strong; however, with the current uncertainty in the U.S. health insurance market and the possible repeal of the Affordable Care Act, we cannot be certain that we would receive adequate reimbursement, or any at all, for our products from insurance payers (public or private) in the U.S. Furthermore, developing new customers in the U.S. market for this product is likely to be costly and time-consuming.

Currently, we are dependent on international markets for sales of our products, subjecting us to increased volatility in sales, additional regulatory and/or donor-funded mandates, and potential risks of anti-corruption violations by our employees, agents and distributors.

At the present time, we are dependent on international sales of our products, since we have no products approved by the FDA for US sales.

A number of factors can slow or prevent international sales increases or cause sales decreases, or substantially increase the cost of achieving sales assuming they are achieved. These factors include:

•	economic conditions and the absence of or reduction in available funding sources;
•	regulatory requirements and customs regulations;
•	cultural and political differences;
•	foreign exchange rates, currency fluctuations and tariffs;
•	dependence on and difficulties in managing international distributors or representatives;
•	the creditworthiness of foreign entities;
•	difficulties in foreign accounts receivable collection;
•	competition;
•	pricing; and
•	any inability we may have in maintaining or increasing revenues.

These factors are exacerbated by our dependence on sales to international donor-funded programs and/or government agencies, where we experience volatility in demand from period to period, depending on ordering patterns of such programs or agencies. Furthermore, in the donor-funded markets in Africa where we sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols.

In addition, although we have no knowledge of any practices by our employees, agents or distributors that could be construed as in violation of such policies, our business includes sales of products to countries where there is or may be widespread corruption. We have a policy in place prohibiting our employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the U.S. Foreign Corrupt Practices Act. Nevertheless, because we work through independent sales agents and distributors in a number of the countries that historically have experienced systemic corruption and do not have control over the day-to-day activities of such independent agents and distributors, we face a greater risk under applicable anti-corruption laws and regulations.

Although we have an ethics and anti-corruption policy in place, and have no knowledge or reason to know of any practices by our employees, agents or distributors that could be construed as in violation of such policies, our business includes sales of products to countries where there is or may be widespread corruption.

HDS has a policy in place prohibiting its employees, distributors and agents from engaging in corrupt business practices, including activities prohibited by the United States Foreign Corrupt Practices Act (the “FCPA”). Nevertheless, because we work through independent sales agents and distributors outside the United States, we do not have control over the day-to-day activities of such independent agents and distributors. In addition, in the donor-funded markets in Africa where we sell our products, there is significant oversight from PEPFAR, the Global Fund, and advisory committees comprised of technical experts concerning the development and establishment of national testing protocols. This is a process that includes an overall assessment of a product which includes extensive product performance evaluations including five active collaborations and manufacturer’s quality systems, as well as price and delivery. In Brazil, where we have had a total of six product collaborations with FIOCRUZ, the programs through which our products may be deployed are all funded by the Brazilian Ministry of Health. Although FIOCRUZ is affiliated with the Brazilian Ministry of Health, and is its sole customer. We have no knowledge or reason to know of any activities by our employees, distributors or sales agents of any actions which could be in violation of the FCPA, although there can be no assurance of this.

To the extent that we are unable to collect our outstanding accounts receivable, our operating results could be materially harmed.

 There may be circumstances and timing that require us to accept payment terms, including delayed payment terms, from distributors or customers, which, if not satisfied, could cause financial losses. We generally accept payment terms which require us to ship product before the contract price has been paid fully, and there also are circumstances pursuant to which we may accept further delayed payment terms pursuant to which we may continue to deliver product.  To the extent that these circumstances result in significant accounts receivables and those accounts receivables are not paid on a timely basis, or are not paid at all, especially if concentrated in one or two customers, we could suffer financial losses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 17, 2017, we entered into and an Acquisition Agreement (the “Acquisition Agreement”) among Generex Biotechnology Corporation, Hema Diagnostic Systems, LLC, a Florida limited liability company (“HDS”), and the equity owners of HDS, pursuant to which we acquired a majority of the equity interests in HDS in exchange for shares of our common stock and a commitment to issue common stock purchase warrants (the “Acquisition”). The closing under the Acquisition Agreement occurred on January 18, 2017.

At the closing, we acquired 4,950 of HDS’ 10,000 previously outstanding limited liability company units in exchange for 53,191,000 shares of Generex common stock, par value $.0001 per share, which had a value of $250,000, based on the closing bid price for shares of our common stock on the OTCPINK marketplace on the trading day immediately preceding the closing date. Immediately following closing, we contributed 20,000 shares of Generex common stock to HDS, in exchange for 300 newly limited liability company units. Following these two actions, Generex holds 5,250 of HDS’ 10,300 outstanding units, or approximately 51% of HDS equity. The remainder of HDS’ outstanding equity is held by Stephen Berkman. Prior to the closing, Mr. Berkman was HDS’ majority owner.

Pursuant to the Acquisition Agreement, we issued to Mr. Berkman 230,000 shares of common stock two trading days after we effected our reverse stock split. We are required to register all of the common stock issued to HDS’ equity owners, as well as the common stock for which the warrants may be exercised, for resale under the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended January 31, 2017.

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

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: March 22, 2017	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: March 22, 2017	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

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

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

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

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1

Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

46