Form 10-Q
period 2017-04-30
GENEREX BIOTECHNOLOGY CORP
filed 2017-06-15
CIK 1059784

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2017

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

  ☐ Yes ☒ No

The number of outstanding shares of the registrant's common stock, par value $.001, was 1,068,101 as of June 15, 2017.

1

GENEREX BIOTECHNOLOGY CORPORATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

	April 30, 2017	July 31, 2016
ASSETS
Current Assets
Cash and cash equivalents	$37,068	$16,899
Inventory, net	22,705	—
Deposit (Note 8)	4,000,000	—
Other current assets	11,135	8,077
Total current assets	4,070,908	24,976
Property and equipment	1,922	1,298
Call option	7,129,671	—
Intangible asset (Note 12)	1,955,932	—
Other assets, net	34,321	—
TOTAL ASSETS	$13,192,754	$26,274

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses (Note 4)	$9,865,484	$8,950,870
Loans from related parties (Note 5)	13,549,241	—
Convertible note payable, net (Note 7)	570,624	—
Loan payable (Note 6)	—	50,000
Total Current Liabilities	23,985,349	9,000,870
Derivative Warrant Liability (Note 10 and 11)	—	2,048,846
Derivative Additional Investment Rights Liability (Note 10 and 11)	—	193,408
Warrants To Be Issued	56,667,507	—
Total Liabilities	80,652,856	11,243,124

Commitments and Contingencies (Note 8)

Stockholders’ Deficiency (Note 10)
Series F 9% Convertible Preferred Stock, $1,000 par value; authorized 4,150 shares, -0- and 120 issued shares at April 30, 2017 and July 31, 2016, respectively	—	—
Series G 9% Convertible Preferred Stock, $1,000 par value; authorized 1,000 shares, -0- and 500 issued shares at April 30, 2017 and July 31, 2016, respectively	—	—
Series H Convertible Preferred Stock, $.001 par value; authorized 109,000 shares, 3,000 and -0- issued shares at April 30, 2017 and July 31, 2016, respectively	3	—
Series I Convertible Preferred Stock, $.001 par value; authorized 6,000 shares, 790 and -0- issued shares at April 30, 2017 and July 31, 2016, respectively	1	—
Common stock, $.001 par value; authorized 2,450,000 and 2,450,000 shares at April 30, 2017 and July 31, 2016, respectively; 1,068,101 and 908,541 issued and outstanding at April 30, 2017 and July 31, 2016, respectively	1,068	909
Common stock payable	2,168,951	—
Additional paid-in capital	368.409.627	363,687,741
Accumulated deficit	(432,991,339)	(375,704,372)
Accumulated other comprehensive income	812,945	798,872

Non-controlling interest	(5,861,358)	—

Total Stockholders’ Deficiency	(67,460,102)	(11,216,850)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$13,192,754	$26,274

The accompanying notes are an integral part of these condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Three Months Ended April 30,		Nine Months Ended April 30,
	2017	2016	2017	2016

Operating expenses
Research and development	$187,786	$71,028	$263,426	$316,226
General and administrative	346,222	73,270	589,127	1,303,182
Total operating expenses	534,008	144,298	852,553	1,619,408

Operating Loss	(534,008)	(144,298)	(852,553)	(1,619,408)

Other Income (Expense):
Interest expense	(186,463)	(106,855)	(429,971)	(306,765)
Impairment of goodwill	—	—	(14,335,822)	—
Changes in fair value of contingent purchase consideration (Note 12)	(49,537,836)	—	(49,537,836)	—
Change in fair value of derivative liabilities (Note 11)	1,034,991	1,169,514	709,917	1,065,880

Net (Loss)	(49,223,316)	918,361	(64,446,265)	(860,293)

Net (loss) attributable to noncontrolling interests	(7,132,015)	—	(7,159,298)	—

Net (Loss) Available to Common Stockholders	$(42,091,301)	$918,361	$(57,286,967)	$(860,293)

Net (Loss) per Common Share (Note 9)
Basic	$(39.85)	$1.02	$(59.67)	$(0.99)
Diluted	(39.85)	1.02	(59.67)	(0.99)

Shares Used to Compute (Loss) per Share (Note 9)
Basic	1,056,343	900,057	960,054	873,309
Diluted	1,056,343	900,133	960,054	873,309

Other Comprehensive Income:
Net (Loss)	(42,091,301)	918,361	(57,286,967)	(860,293)
Change in foreign currency translation adjustments	5,560	(15,695)	14,073	(20,782)
Comprehensive Income (Loss) and Comprehensive Income (Loss) Available to Common Stockholders	$(42,085,741)	$902,666	$(57,272,894)	$(881,075)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Common Stock Payable	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Sub Total	Noncontrolling Interest	Total Stockholders’ Deficiency

Balance at July 31, 2015	1,170	$—	825,496	$826	$—	$363,381,380	$(372,481,263)	$808,737	$(8,290,320)	$—	$(8,290,320)
Issuance of common stock in exchange for services	—	—	300	—	—	4,500	—	—	4,500	—	4,500
Issuance of common stock upon conversion of preferred stock	(550)	—	36,667	37	—	(37)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	20,139	20	—	148,480	—	—	148,500	—	148,500
Exercise of stock options for cash	—	—	25,939	26	—	(26)	—	—	—	—	—
Issuance of stock options for compensation liabilities	—	—	—	—	—	123,147	—	—	123,147	—	123,147
Issuance of stock options as compensation	—	—	—	—	—	30,297	—	—	30,297	—	30,297
Net loss	—	—	—	—	—	—	(3,223,109)	—	(3,223,109)	—	(3,223,109)
Currency translation adjustment	—	—	—	—	—	—	—	(9,865)	(9,865)	—	(9,865)
Balance at July 31, 2016	620	—	908,541	909	—	363,687,741	(375,704,372)	798,872	(11,216,850)	—	(11,216,850)
Issuance of common stock upon conversion of preferred stock	(620)	—	41,333	41	—	(41)	—	—	—	—	—
Issuance of common stock for preferred stock make whole payments	—	—	19,529	20	—	167,380	—	—	167,400	—	167,400
Exercise of warrants for cash	—	—	3,333	3	—	49,997	—	—	50,000	—	50,000
Cashless exercise of warrants	—	—	31,195	31	1,071,851	460,455	—	—	1,532,337	—	1,532,337
Issuance of common stock for acquisition	—	—	53,211	53	1,097,100	253,763	—	—	1,350,916	—	1,350,916
Issuance of series H preferred stock for cash	3,000	3	—	—	—	2,999,997	—	—	3,000,000	—	3,000,000
Issuance of series I preferred stock for conversion of debt	790	1	—	—	—	790,346	—	—	790,347	—	790,347
True-up rounding shares for reverse stock split	—	—	10,959	11	—	(11)	—	—	—	—	—
Noncontrolling interest	—	—	—	—	—	—	—	—	—	1,297,940	1,297,940
Net loss	—	—	—	—	—	—	(7,286,967)	—	(57,286,967)	(57,286,967)	(64,446,265)
Currency translation adjustment	—	—	—	—	—	—	—	14,073	14,073	—	14,073
Balance at April 30, 2017	3,790	$4	1,068,101	$1,068	$2,168,951	$368,409,627	$(432,991,339)	$812,945	$(1,598,744)	$(5,861,358)	$(67,460,102)

The accompanying notes are an integral part of these condensed consolidated financial statements

GENEREX BIOTECHNOLOGY CORPORATION AND SUBSIDIARIES
UNAUDITED CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended April 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(64,446,265)	$(860,293)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,327	194,215
Stock compensation expense	—	27,344
Common stock issued for services rendered	—	4,500
Loss on goodwill impairment	14,335,822	—
Changes in fair value of contingent purchase consideration	49,537,836	—
Loss on disposal of property and equipment	1,276	—
Amortization of debt discount	148,469	—
Common stock issued for make-whole payments on preferred stock	—	135,000
Forgiveness of debt from related party	(83,554)	—
Change in fair value of derivative liabilities	(709,917)	(1,065,880)
Changes in operating assets and liabilities:
Accounts receivable	980	—
Inventory	(1,564)	—
Accounts payable and accrued expenses	592,625	823,734
Other current assets	88,416	43,351
Other assets	5,354	—
Net cash (used) in operating activities	(528,195)	(698,029)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit on investment	(4,000,000)	—
Cash received in acquisition of a business	12,363	—
Net cash (used) in investing activities	(3,987,637)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Loan proceeds from related party	982,122	—
Repayment of loan to related party	(14,096)	—
Proceeds from convertible note payable	503,879	—
Proceeds from exercise of stock options	—	2,952
Proceeds from issuance of preferred stock	3,000,000	—
Proceeds from exercise of warrants	50,000	—
Net cash provided by financing activities	4,521,905	2,952

Effects of currency translation on cash and cash equivalents	14,095	(7,717)

Net increase (decrease) in Cash and Cash Equivalents	20,169	(702,794)

Cash and Cash Equivalents, Beginning of Period	16,899	749,965

Cash and Cash Equivalents, End of Period	$37,068	$47,171

Supplemental Disclosure of Cash Flow Information
Payment of note by issuance of convertible note payable	$50,000	$—
Cashless exercise of warrants	$1,532,337	$—
Conversion of debt from related party	$790,347	$—
Common stock issued for make whole payments	$167,400	$—
Issuance of round up shares	$11	$—
Conversion of series F 9% convertible preferred stock to common stock	$8	$—
Conversion of series G 9% convertible preferred stock to common stock	$33	$—
Shares issued for acquisition of a business	$253,816	$—

The accompanying notes are an integral part of these condensed consolidated financial statements

Generex Biotechnology Corporation

Notes to the Unaudited Condensed Interim Consolidated Financial Statements

April 30, 2017

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

On January 18, 2017, the Company closed an Acquisition Agreement pursuant to which the Company acquired a 51% interest in Hema Diagnostic Systems, LLC, (“HDS”) a Florida limited liability company established in December, 2000 to market and distribute rapid test devices including infectious diseases. (See Note 12) Since 2002, HDS has been developing an expanding line of rapid diagnostic tests (RDTs) including such diseases as Human Immunodeficiency Virus (HIV) – 1/2, tuberculosis, malaria, hepatitis, syphilis, typhoid and dengue as well as other infectious diseases.

The accompanying unaudited interim consolidated financial statements (“interim statements”) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by generally accepted accounting principles for complete financial statements are not included herein. The interim statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s latest Annual Report on Form 10-K. The results for the nine-month period ended April 30, 2017 may not be indicative of the results for the entire year.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. The Company has experienced negative cash flows from operations since inception and has an accumulated deficit of approximately $437 million and a working capital deficiency of approximately $19.9 million at April 30, 2017. The Company has funded its activities to date almost exclusively from debt and equity financings, as well as the sale of non-essential real estate assets in fiscal 2012 through the first quarter of fiscal 2014.

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

It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing. There are no assurances that such additional funding will be achieved and that the Company will succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s inability to obtain required funding in the near future or its inability to obtain funding on favorable terms will have a material adverse effect on its operations and strategic development plan for future growth. If the Company cannot successfully raise additional capital and implement its strategic development plan, its liquidity, financial condition and business prospects will be materially and adversely affected, and the Company may have to cease operations.

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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU was effective for the Company on April 1, 2017. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s interim consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that a statement of cash flows should include the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents when reconciling the beginning-of-period and end-of-period total amounts. The Company is evaluating the effect that ASU 2016-18 will have on its interim consolidated financial statements and is considering early adoption of the standard.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment (Topic 350), which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value, not to exceed the total amount of goodwill allocated to the reporting unit. The Company will adopt the standard effective October 1, 2020. The adoption is not expected to have a material impact on the interim consolidated financial statements.

Note 3 - Stock-Based Compensation:

As of April 30, 2017, the Company had two stockholder-approved stock incentive plans under which shares and options exercisable for shares of common stock have been or may be granted to employees, directors, consultants and advisors. A total of 12,000 shares of common stock are reserved for issuance under the 2001 Stock Option Plan (the 2001 Plan) and 135,000 shares of common stock are reserved for issuance under the 2006 Stock Plan as amended (the 2006 Plan). At April 30, 2017, there were 4,139 and 64,485 shares of common stock reserved for future awards under the 2001 Plan and 2006 Plan, respectively. The Company issues new shares of common stock from the shares reserved under the respective Plans upon conversion or exercise of options and issuance of restricted shares.

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

The fair value of each option granted is estimated on the grant date using the Black-Scholes option pricing model or the value of the services provided, whichever is more readily determinable. The Black-Scholes option pricing model takes into account, as of the grant date, the exercise price and expected life of the option, the current price of the underlying stock and its expected volatility, expected dividends on the stock and the risk-free interest rate for the term of the option. The Black-Scholes option pricing model was not used to estimate the fair value any option grants in the quarter ended April 30, 2017 or in the fiscal year ended July 31, 2016.

The following is a summary of the common stock options granted, forfeited or expired and exercised under the Plans for the nine months ended April 30, 2017:

	Options	Weighted Average Exercise Price per Share	Aggregate Intrinsic Value
Outstanding: Aug. 1, 2016 and April 30, 2017	19,639	$28.66	$63,321
Exercisable, April 30, 2017	19,639	$28.66	$63,321

The 19,639 outstanding options at April 30, 2017 had a weighted average remaining contractual term of 1.27 years. Options typically vest over a period of two to four years and have a contractual life of five to ten years.

There were no non-vested common stock options granted, vested or forfeited under the Plan for the nine months ended April 30, 2017. There was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plans at April 30, 2017.

Note 4 - Accounts Payable and Accrued Expenses:

Accounts payable and accrued expenses consist of the following:

	April 30, 2017	July 31, 2016
Accounts Payable and Accruals - General and Administrative	$4,278,862	$3,750,638
Accounts Payable and Accruals - Research and Development	4,832,696	4,395,061
Accounts Payable and Accruals - Selling and Marketing	385,813	326,229
Accrued Make-whole Payments on Convertible Preferred Stock (see Note 10)	—	167,400
Executive Compensation and Directors’ Fees Payable	368,114	311,542
Total	$9,865,484	$8,950,870

Note 5 - Loans from Related Parties

On January 16, 2017, Joseph Moscato, Chief Executive Officer and director (“Moscato”), and Lawrence Salvo, Senior Vice President and director (“Salvo”), both made an unsecure $250,000, non-interest bearing, advances to the Company, $500,000 in the aggregate, which the Company paid to Emmaus Life Sciences, Inc. pursuant to the Emmaus Letter of Intent (“Emmaus LOI”) (see Note 8). Both Moscato and Salvo made other advances ($75,820 and $82,803, respectfully) to permit the Company to pay certain third party expenses in connection with the implementation of the Company’s repurposed business plan, including legal, accounting, transfer agent, Edgarization, and press release fees. On April 27, 2017, the Company retired 100% of such advances, $658,622 in the aggregate (the “Moscato – Salvo Advances”) (Note 10).

HDS received substantially all of its funding from a shareholder, who owned 98.9% of the Company as of December 31, 2016. The loan is unsecured, matures on December 31, 2019 and accrued interest at 0.75% per annum through January 19, 2017, and bearing no interest thereafter. Upon acquisition of HDS by the Company (see Note 12), the outstanding principal balance was $13,239,837 and total accrued interest of $191,869. This loan is subject to a call option (Note 12) which, if exercised, the principal and accrued interest through January 18, 2017 would be eliminated. From January 19, 2017 through January 31, 2017, the loan increased $68,000 and for the three months ended April 30, 2017, the loan principal increased by $241,404. As of April 30, 2017, the outstanding principal balance was $13,549,241.

Note 6 – Loan Payable

In May 2016, the Company borrowed $50,000 from a lender. This unsecured note bears interest at 9% per annum and is due on demand. As of July 31, 2016, the outstanding principal balance was $50,000. This note was cancelled upon issuance of a new convertible note payable (See Note 7).

Note 7 – Convertible Note Payable

On March 6, 2017, Generex entered into a Securities Purchase Agreement with Alpha Capital Anstalt (“Alpha”), pursuant to which the Company agreed to issue a Convertible Note due March 6, 2018 (“Convertible Note”) in the principal amount of $674,855. This Convertible Note bears no interest, except in the event of a default, in which the default interest rate is 15% per annum. Consideration received for the Convertible Note was $562,379, comprised of $500,000 in cash (paid directly to Emmaus Life Sciences, Inc. pursuant to the Emmaus LOI (see Note 8), the cancellation of a $50,000 Demand Note the Company had issued to the investor in May 2016 (See Note 6), $3,879 in accrued interest on the Demand Note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. This Convertible Note is convertible, at the option of the holder, at any time, into shares of common stock at a conversion rate of $10.00 per share. Upon issuance, the Company recorded a debt discount of $120,976, consisting of $112,476 original issue discount and $8,500 of legal fees, to be amortized over the term of the Convertible Note. For the three months ended April 30, 2017, amortization of debt discount was $16,744 utilizing effective interest rate of 19.91%.

Note 8 - Commitments and Contingencies:

Emmaus LOI

On January 16, 2017, the Company and Emmaus Life Sciences, Inc. (“Emmaus”) entered into a letter of intent (“LOI”) contemplating that the Company will acquire a controlling interest in the outstanding capital stock of Emmaus for a total consideration of $225,000,000 in cash and Generex stock. The purchase price for shares of stock of the Emmaus Shares will consist of $10,000,000 in cash and $215,000,000 worth of shares of the Company’s common stock (“Company Shares”). As of April 30, 2017, the Company had paid an aggregate $4,000,000 in cash deposits to Emmaus under the LOI. On May 16, 2017, the LOI was terminated. Emmaus is required to repay the $4,000,000 within sixty days after termination of the LOI.

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

Note 9 - Net (Loss) / Income Per Share (“EPS”):

Basic EPS and diluted EPS for the three and nine-month period ended April 30, 2017 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. All outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, representing 1,603,125 incremental shares at April 30, 2017, have been excluded from the computation of diluted EPS as they are anti-dilutive.

Basic EPS and diluted EPS for the three and nine-month period ended April 30, 2016 have been computed by dividing the net loss available to common stockholders for the period by the weighted average shares outstanding during the period. Out of the 460,044 incremental shares at April 30, 2016, representing all outstanding stock options, non-vested restricted stock, warrants and common stock underlying convertible preferred stock, zero and 76 had dilutive effect and have been included for the nine-months and the three-months, respectively, from the computation of diluted EPS.

Note 10 - Stockholders’ Deficiency:

Common Stock

On January 18, 2017, the Company issued 53,211 shares of common stock for the acquisition of 51% of HDS and is obligated to issue 230,000 shares of common stock upon the conclusion of the Company’s reverse stock split.

During January 2017, the Company issued 8,000 shares of common stock for the conversion of 120 shares of Series F convertible preferred stock, plus 4,235 shares for the related make-whole payments issued to convert the accumulated dividend payable.

During January 2017, the Company issued 10,000 shares of common stock for the conversion of 150 shares of Series G convertible preferred stock, plus 4,688 shares for the related make-whole payments issued to convert the accumulated dividend payable.

During February 2017, the Company issued 23,333 shares of common stock for the conversion of 350 shares of Series G convertible preferred stock, plus 10,606 shares for the related make-whole payments issued to convert the accumulated dividend payable.

On February 9, 2017, the Company offered all current warrant holders an option to exercise immediately all outstanding common stock purchase warrants on a cashless basis at a reduced exercise price of $7.40/share from $15.00/share. The Company agreed to issue a total of 103,809 shares of common stock in connection with the exercise of 314,648 warrants in connection with the following outstanding warrants:

	Warrants Exercised	Shares Agreed to be Issued
Series C 9% Convertible Preferred Stock	10,000	3,299
Series D 9% Convertible Preferred Stock	16,649	5,492
Series E 9% Convertible Preferred Stock	119,667	39,481
Series F 9% Convertible Preferred Stock	138,333	45,639
Series G 9% Convertible Preferred Stock	30,000	9,898
	314,649	103,809

As of the date of this filing, 31,195 shares have been issued and 72,614 shares remain to be issued resulting in additional common stock payable $1,071,851 for the period ending April 30, 2017.

Warrants

As of April 30, 2017, there are zero warrants outstanding. There were no warrants issued for the nine months ended April 30, 2017. During that period, 65,896 warrants expired. There were 3,333 warrants exercised at an exercise price of $15.00 per share with proceeds of $50,000 for the nine months ended April 30, 2017 and 314,649 warrants were exercised on a cashless basis at a reduced exercise price of $7.40 issuing 103,809 shares of common stock.

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

Subject to certain ownership limitations, the convertible preferred stock is convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $15.00 per share (Note: The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and in February 2017, the Company adjusted exercise further to $7.40 and all remaining outstanding warrants were exercised). Prior to conversion, the warrants, were entitled to accrue a 9% dividend until the third year anniversary of the issuances. On each one-year anniversary thereafter, such dividend rate increased by an additional 3%. The dividend is payable quarterly on September 30, December 31, March 31 and June 30, beginning on June 30, 2014 and June 30, 2015, respectively, and on each conversion date in cash, or at the Company’s option, in shares of common stock. In the event that the Series F and G convertible preferred stock was converted prior to March 27, 2017 and June 24, 2018, respectively, the Company will pay the holder of the converted preferred stock an amount equal to $270 per $1,000 of stated value of the convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. Such “make-whole payment” may be made in cash or, at the Company’s option, in shares of its common stock. In addition, beginning on the third anniversary date of the issuances, the Company will pay dividends on shares of preferred stock equal to (on an as-if-converted-to-common-stock basis) and in the same form as dividends (other than dividends in the form of common stock) actually paid on shares of the common stock when, and if such dividends are paid. The Company will incur a late fee of 18% per annum on unpaid dividends.

The conversion price of the convertible preferred stock was subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The conversion price was also to be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then conversion price, except in the event of certain exempt issuances. In addition, the holders of convertible preferred stock were be entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had converted all of their shares of convertible preferred stock. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the holders of convertible preferred stock were entitled to receive, upon conversion of their shares, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. The conversion price for the Series F Convertible Preferred Stock was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock on June 24, 2015 and the number of common shares underlying the 838 Series F Convertible Preferred Stock outstanding at that date increased from 27,942 to 55,883 and the exercise price further adjusted from $15.00 to $7.40 during February 2017.

In conjunction with the issuance of the Series F convertible preferred stock in March 2014 and the issuance of the Series G convertible preferred stock in June 2015, the Company also issued 69,167 and 33,333 warrants, respectively to the investors. Subject to certain ownership limitations, the warrants are exercisable at any time after their respective dates of issuance and on or before the fifth-year anniversary thereafter at an exercise price of $15.00 per share of common stock (Note: The conversion price for the warrants issued in the Series F Convertible Preferred Stock financing was adjusted from $30.00 to $15.00 in conjunction with the Series G Convertible Preferred Stock financing on June 24, 2015 and the number of warrants increased from 69,167 to 138,333; and in February 2017, the Company adjusted exercise further to $7.40 and all remaining outstanding warrants were exercised). Prior to conversion, the exercise price of the warrants and, in some cases, the number of shares issuable upon exercise, was subject to adjustment in the case of stock splits, stock dividends, combinations of shares, similar recapitalization transactions and certain pro-rata distributions to common stockholders. The exercise price and number of shares of common stock issuable upon exercise could have been also be adjusted if the Company sells or grants any shares of common stock or securities convertible into, or rights to acquire, common stock at an effective price per share that is lower than the then exercise price, except in the event of certain exempt issuances. In addition, the warrant holders had been entitled to receive any securities or rights to acquire securities or property granted or issued by the Company pro rata to the holders of its common stock to the same extent as if such holders had exercised all of their warrants. In the event of a fundamental transaction, such as a merger, consolidation, sale of substantially all assets and similar reorganizations or recapitalizations, the warrant holders could have be entitled to receive, upon exercise of their warrants, any securities or other consideration received by the holders of the Company’s common stock pursuant to the fundamental transaction. Until such time that these warrants were exercised, these warrants had been classified as derivative liabilities and are described further in Note 11 - Derivative Liabilities.

In addition, until the first anniversary date of the March 2014 securities purchase agreement and the first anniversary of the August 19, 2015 shareholder approval of the increase in authorized stock, respectively, each investor had the right, in its sole determination, to purchase, severally and not jointly with the other investors, in one or more purchases, in the ratio of such investor's original subscription amount to the original aggregate subscription amount of all investors, additional units consisting of convertible preferred stock and warrants at a purchase price of $1,000 per unit with an aggregate subscription amount thereof of up to $2,075,000 and $500,000, respectively, which units would have had terms identical to the units of convertible preferred stock and warrants issued in connection with the March 2014 and June 2015 closings. These additional investment rights of the investors had been classified as derivative liabilities and are described further in Note 11 - Derivative Liabilities. The March 2014 additional investment rights expired on March 27, 2015 and none have been exercised. The June 2015 additional investment rights expired on August 19, 2016 and none had been exercised up to that date.

As of April 30, 2017, 2,075 of the Series F convertible preferred stock had been converted to common stock. There were 97,108 shares of common stock issued upon the conversion of the Series F convertible preferred stock and 40,769 shares of common stock issued as “make-whole payments” on such conversions. As of April 30, 2017, 500 of the Series G convertible preferred stock had been converted to common stock. There were 33,333 shares of common stock issued upon the conversion of the Series G convertible preferred stock and 15,294 shares of common stock issued as “make-whole payments” on such conversions.

Accounting for proceeds from the Series F convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $55,000, from the Series F convertible preferred stock financing in March 2014 were $2,020,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of comprehensive (loss) / income for the fiscal year ended July 31, 2014 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 11 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$2,020,000
Derivative warrant liability fair value	(2,016,065)
Derivative additional investment rights fair value	(863,735)
Other issuance costs (finders’ fee)	(166,000)
Make whole payments liability	(560,250)
Deemed dividend	$(1,586,050)

The initial “make-whole payments” of $560,250 on the Series F convertible preferred stock were accrued as of the date of the financing. The remaining balance as of April 30, 2017 and July 31, 2016, after all conversions, is $-0- and $32,400, respectively, and is included in Accounts Payable and Accrued Expenses (see Note 4).

Accounting for proceeds from the Series G convertible preferred stock financing

The initial cash proceeds, net of issuance costs of $25,000, from the Series G convertible preferred stock financing in June 2015 were $475,000. The proceeds from the financing were allocated first to the warrants that were issued in the financing, second to the additional investment rights associated with the financing and then to the make whole payments and subsequent issuance costs. As the assigned fair values were greater than the net cash proceeds from the transaction, the excess was treated as a “deemed dividend” for accounting purposes and was reported on the Company’s consolidated statement of operations and comprehensive loss for the fiscal year ended July 31, 2015 under the caption “Preferred Stock Dividend”. The calculation methodologies for the fair values of the derivative warrant liability and the derivative additional investment rights liability are described in Note 11 - Derivative Liabilities below. The fair values assigned to each component and the calculation of the amount of the deemed dividend are as follows:

Accounting allocation of initial proceeds
Net proceeds	$475,000
Derivative warrant liability fair value	(354,535)
Derivative additional investment rights fair value	(285,048)
Other issuance costs (finders’ fee)	(40,000)
Make whole payments liability	(135,000)
Deemed dividend	$(339,583)

The initial “make-whole payments” of $135,000 on the Series G convertible preferred stock were accrued as of the date of the financing. The remaining balance as of April 30, 2017 and July 31, 2016, after all conversions, is $-0- and $135,000, respectively, and is in Accounts Payable and Accrued Expenses (see Note 4).

Series H and Series I Convertible Preferred Stock

The Company has authorized 109,000 shares of designated non-voting Series H Convertible Preferred Stock with a stated value of one thousand ($1,000) per share and authorized 6,000 shares of designated non-voting Series I Convertible Preferred Stock with a stated value of one thousand ($1,000) per share pursuant to the Purchase Agreement dated March 27, 2017. The Series H Preferred Stock was scheduled to be sold in four tranches to the Purchaser. Under the Securities Purchase Agreement, in the event the Purchaser failed to purchase 100% of the shares of Preferred Stock at any given Closing, the Company can decline to sell any further securities to the Purchaser (the Purchase Agreement”).

The Series H and Series I Convertible Preferred Stock are convertible at the option of the holder at any time into shares of the Company’s common stock at an effective conversion price of $2.50 per share. An aggregate of 46,000,000 shares of the Company’s common stock would be issuable upon conversion of both the Series H and Series I Preferred Stock if all shares of such preferred stock contemplated by the securities purchase agreement are issued.

Neither Series H nor Series I Convertible Preferred Stock have special dividend rights. If the Company pays dividends on its common stock, the holders of the preferred stock will receive dividends in the amount they would have received had they converted the preferred stock to common stock.

The Series I Preferred Stock have a special one-time voting rights that provide at the first meeting of the Corporation’s stockholders following the initial issuance of the Preferred Stock, and all adjournments of such meeting, the Preferred Stock shall be entitled to vote on (i) the election of individuals to serve as members of the Board of Directors, and (ii) any proposal to increase the authorized number of shares of Common Stock. The Preferred Stock, as a class, shall be entitled to cast a number of votes on such proposal equal to fifty percent (50%) of the total number of votes entitled to be cast at such meeting (determined as of the record date for such meeting) by all other outstanding shares of the Corporation’s capital stock. Each share of Preferred Stock shall be entitled to cast a number of votes equal to the aggregate number determined pursuant to the last sentence divided by one thousand (1,000).

At closing of the first tranche on March 28, 2017, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus as an additional deposit under the Company’s Emmaus LOI. An aggregate of 1,200,000 shares of the Company’s common stock are issuable upon conversion of the Series H Preferred Stock sold as of April 30, 2017.

On April 17, 2017, the Purchaser failed to close the sale of Series I Preferred Stock despite the Company being ready, willing and able to proceed and the Company terminated the Purchaser’s rights on April 23, 2017.

Conversion of Debt to Officers into Series I Preferred Stock

On April 27, 2017, the Company retired the “Moscato – Salvo Advances” (Note 5) after applying a 20% original issue discount, the same as the original issue discount negotiated at arm’s length with Alpha on March 6, 2017. The 20% original issue discount provided Moscato and Salvo of ($65,164 and $66,560, respectfully) was 80% of the debt recognized and converted into Series I Preferred Stock providing 391 shares of Series I Convertible Preferred Stock to Moscato to retire indebtedness of $390,984; and 399 shares of Series I Convertible Preferred Stock to Salvo to retire indebtedness of $399,363.

Note 11 - Derivative Liabilities:

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

Accounting for Derivative Warrant Liability

The Company’s derivative instruments have been measured at fair value at April 30, 2017 and July 31, 2016 using the binomial lattice model. The Company recognizes all of its warrants with price protection in its consolidated balance sheets as a liability. The liability is revalued at each reporting period and changes in fair value are recognized currently in the consolidated statements of operations and comprehensive loss. The initial recognition and subsequent changes in fair value of the derivative warrant liability have no effect on the Company’s consolidated cash flows.

There are no derivative warrants outstanding at April 30, 2017.

The revaluation of the warrants at the end of the respective reporting periods resulted in the recognition of a gain of $516,509 within the Company’s consolidated statements of operations for the nine months ended April 30, 2017 and a gain of $275,604 within the Company’s consolidated statements of operations and comprehensive loss for the nine months ended April 30, 2016, which are included in the consolidated statement of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”. The fair values of the warrants at April 30, 2017 and July 31, 2016 were $0 and $2,048,846, respectively, which are reported on the consolidated balance sheets under the caption “Derivative Warrant Liability”. The following summarizes the changes in the value of the derivative warrant liability from August 1, 2016 until April 30, 2017:

	Value	No. of Warrants
Balance at August 1, 2016 - Derivative warrant liability	$2,048,846	383,878
Forfeited or expired	(240,906)	(65,896)
Warrants exercised	(1,532,336)	(317,982)
Decrease in fair value of derivative warrant liability	(275,604)	n/a
Balance at April 30, 2017 - Derivative warrant liability	$—	—

Fair Value Assumptions Used in Accounting for Derivative Warrant Liability

The Company has determined its derivative warrant liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to calculate the fair value as of April 30, 2017 and July 31, 2016. The binomial lattice model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. Because the warrants contain the price protection feature, the probability that the exercise price of the warrants would decrease as the stock price decreased was incorporated into the valuation calculations. The key inputs used in the July 31, 2016 fair value calculations were as follows:

July 31, 2016
Current exercise price	$20.00
Time to expiration	2.1 years
Risk-free interest rate	0.76%
Estimated volatility	101%
Dividend	—
Stock price at period end date	$10.00

Fair Value Assumptions Used in Accounting for Derivative Additional Investment Rights Liability

The Company has determined the derivative additional investment rights liability to be a Level 2 fair value measurement and has used the binominal lattice pricing model to measure the fair value. The series F additional investment rights expired in March 2015. The series G additional investment rights expired in August 2016. As all additional investment rights have expired, their value at April 30, 2017 is $nil (July 31, 2016 - $193,408)

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

The revaluation of the additional investment rights in the nine -month period ended April 30, 2017, resulted in the recognition of a gain of $193,408 and in the nine -month period ended April 30, 2016, the revaluation resulted in the recognition of a loss of $16,231. The respective gains are recorded within the Company’s consolidated statements of operations and comprehensive loss under the caption “Change in fair value of derivative liabilities”.

Note 12 - Acquisition of Hema Diagnostics Systems, LLC

On January 18, 2017, the Company acquired a 51% interest in Hema Diagnostic Systems, LLC (“HDS”), pursuant to the Acquisition Agreement. At closing, the Company acquired 4,950 of HDS’s 10,000 previously outstanding limited liability company units in exchange for 53,191 shares of Generex common stock valued at $250,000, plus 20 shares of Generex common stock issued to HDS in exchange for 300 new limited liability company units. The Acquisition Agreement also provide the Company with a call option to acquire the remaining 49% of HDS and a retirement of HDS shareholder loans in the amount of $13,239,837 (the “Call Option”)

Following the closing and the completion of Company’s reverse stock split, the Company is required to issue a further 230,000 shares of common stock and issue a warrant to a former shareholder of HDS to acquire 15,000,000 additional shares of Generex common stock for $2.50 per share. The issue of this warrant is contingent upon the Company obtaining approval from its shareholders for an increase in its authorized share capital. The total consideration was valued at $1,350,916 on the date of the acquisition.

Fair Value of the HDS Assets

The intangibles assets acquired include In–Process Research & Development (“IPR&D”). The Fair Value of the IPR&D intangible asset using an Asset Cost Accumulation methodology as of January 18, 2017 (the “Valuation Date”) was determined to be $1,955,932.

The net purchase price of HDS was determined to be as follows:

	Stock Price at Closing	Shares	Fair Value
Purchase price:
Common Stock at closing	$4.77	53,191	$253,721
Common Stock after closing	$4.77	20	95
Common Stock post reverse stock split	$4.77	230,000	1,097,100
Total purchase price			$1,350,916

As of January 18, 2017, the issue of the warrant to acquire 15,000,000 additional common shares of Generex was contingent upon shareholder approval of an increase in the Company’s authorized capital stock. No warrant has been issued by the Company until such time that an increase in authorized capital has been approved. At the time of closing, Management was not of the opinion that it is more likely than not that the warrant will be issued and the Call Option will be exercised, accordingly no values have been attributed to the warrant and Call Option at closing. During the current quarter, , management made a redetermination and changed its opinion that it was more likely than not that the shareholder approval to increase authorized shares capital would be approved and the Call Option will be exercised. Accordingly, management recorded the fair value of the warrant of $56,667,507 as a liability and the Call Option of $7,129,671 as an asset as of April 30, 2017. The change in the fair value of the contingent purchase consideration of $49,537,836 was recorded in the condensed interim consolidated statements of operations and comprehensive loss.

Fair Value Assumptions Used in Accounting for Warrants

The Company used the Black-Scholes option-pricing model to calculate the fair value of the warrants as of April 30, 2017. The Black-Scholes option-pricing model requires six basic data inputs: the exercise or strike price, time to expiration, the risk-free interest rate, the current stock price, the estimated volatility of the stock price in the future, and the dividend rate. The key inputs used in the fair value calculations were as follows:

Exercise price	$2.50
Time to expiration	4.7 years
Risk-free interest rate	1.81%
Estimated volatility	120%
Dividend	—
Stock price at valuation date	$4.37

Fair Value Assumptions Used in Accounting for Call Option

The Company used the Monte Carlo model to calculate the fair value of the call option as of April 27, 2017. The valuations are based on assumptions as of the valuation date with regard to the value of the asset acquired net of impairment, the risk-free interest rate, the estimated volatility of the stock price in the future, the time to expiration and the stock price at the date of valuation.

The following assumptions were used in estimating the value of the Call Option.

Value of asset acquired, net	$7,704,827
Risk-free interest rate	1.44%
Estimated volatility	120%
Remaining Term	2.73
Stock price at valuation date	$4.66

The preliminary purchase price allocation of HDS was determined to be as follows:

Purchase price allocation:
Net assets of HDS		(13,642,899)
Non-controlling interest		(1,297,939)
In-Process Research & Development		1,955,932
Goodwill		14,335,822
Total Purchase Price	51% Ownership	$1,350,916

Goodwill and Intangible Assets

The change in the carrying amount of goodwill and other intangible assets for the nine months ended April 30, 2017, is as follows:

	Total	Goodwill	Other Intangibles, net
Balance as of July 31, 2016	$—	$—	$—
Acquisition of HDS	16,291,754	14,335,822	1,955,932
Current year amortization	—	—	—
Impairment of goodwill	(14,335,822)	(14,335,822)	—
Balance as of April 30, 2017	$1,955,932	$—	$1,955,932

Intangible assets are generally amortized on a straight-line basis over the useful lives of the assets.

Goodwill represents the excess of the purchase price over the fair market value of net assets acquired. Goodwill for HDS was $14.3 million as of the date of the acquisition. The Company conducted an impairment assessment of goodwill and determined that the goodwill should be fully impaired.

 Note 13 - Subsequent Events:

The Company has evaluated subsequent events occurring after the balance sheet date through the date the interim consolidated financial statements were issued and identified the following for disclosure:

On May 16, 2017, the Emmaus LOI was terminated. As of April 30, 2017, the Company had paid an aggregate $4,000,000 in cash deposits to Emmaus under the LOI. Emmaus is required to repay the $4,000,000 within sixty days after termination of the LOI.

On May 24, 2017, the Company terminated Andrew Greene as its Chief Operating Officer and an employee of the Company. Mr. Greene remains a member of the Company’s Board of Directors.

Since January 31, 2017, the former majority shareholder of HDS has made further advances and/or loans to HDS totaling $--93,000 as of the date of this filing.

The $674,855 Convertible Note referenced in Note 7 included a provision stating that if the Company failed to timely consummate the transaction with Emmaus pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, the Company received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent.

On April 17, 2017, the Purchaser under the Securities Purchase Agreement for Series H and Series Preferred Stock failed to close the sale of Series I Preferred Stock despite the Company being ready, willing and able to proceed. Under the Securities Purchase Agreement, in the event the Purchaser fails to purchase 100% of the shares of Preferred Stock, the Company can decline to sell any further securities to the Purchase. On April 23, 2017 the Company notified the Purchaser in writing that its rights to purchase additional shares were forfeit.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used herein, the terms the “Company,” “Generex,” “we,” “us,” or “our” refer to Generex Biotechnology Corporation, a Delaware corporation. The following discussion and analysis by management provides information with respect to our financial condition and results of operations for the three month periods ended April 30, 2017 and 2016. Effective January 18, 2017, we acquired a 51% interest in Hema Diagnostic Systems, LLC, a Florida limited liability company (referred to as “HDS”). Our balance sheet at April 30, 2017 includes our interest in HDS and our interest in the results of operations of HDS for the period January 18, 2017 through April 30, 2017 is included in our Consolidated Statement of Operations and Comprehensive Loss for the quarter ended April 30, 2017. This discussion should be read in conjunction with the information contained in Part I, Item 1A - Risk Factors and Part II, Item 8 - Financial Statements and Supplementary Data in our Annual Report on Form 10-K for the year ended July 31, 2016, as amended, and the information contained in Part I, Item 1 - Financial Statements and Part II, Item 1A- Risk Factors in this Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2017.

Forward-Looking Statements

We have made statements in this Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this Quarterly Report on Form 10-Q of Generex Biotechnology Corporation for the fiscal quarter ended April 30, 2017 that may constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). The Act limits our liability in any lawsuit based on forward-looking statements that we have made. All statements, other than statements of historical facts, included in this Quarterly Report that address activities, events or developments that we expect or anticipate will or may occur in the future, including such matters as our projections, future capital expenditures, business strategy, competitive strengths, goals, expansion, market and industry developments and the growth of our businesses and operations, are forward-looking statements. These statements are based on currently available operating, financial and competitive information. These statements can be identified by introductory words such as “may,” "expects," “anticipates,” "plans," "intends," "believes," "will," "estimates" or words of similar meaning, and by the fact that they do not relate strictly to historical or current facts. Our forward-looking statements address, among other things:

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

Financial Condition

Generex’s historical business was in the development stage and we do not expect sufficient revenues to support our operation in the immediately foreseeable future. To date, neither Generex nor HDS has been profitable. HDS’ owner’s deficit was $13,622,289 at December 31, 2016. Generex’s consolidated net loss available to shareholders was $66,454,861 for the nine months ended April 30, 2107. As of April 30, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. As of that date, we had suspended most of our operations. To continue operations, we will require additional funds to support our working capital requirements and any development activities, or will need to suspend operations. HDS’ past activities have been primarily financed by loans and capital contributions from its former primary owner. That source of funds will no longer be available. HDS entered into the Acquisition with the expectation that the existence of a public market for Generex’s stock would enable it to access financing from various sources. We cannot provide any assurance that we will obtain the required funding. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position. We cannot provide any assurance that we will obtain the required funding. Our inability to obtain required funding in the near future or our inability to obtain funding on favorable terms will have a material adverse effect on our operations and our strategic development plan for future growth. If we cannot successfully raise additional capital and implement our strategic development plan, our liquidity, financial condition and business prospects will be materially and adversely affected and we may have to cease operations.

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

Brief Company Background

Prior to our acquisition of a controlling interest in HDS, we were a development stage company. From inception through the end of the quarter ended April 30, 2017, we have received only limited revenues from operations. Our non-HDS business did not have any revenue for the nine months ended April 30, 2017 or in the fiscal year ended July 31, 2016

We operate in two segments. Our historical business operates in the research and development of drug delivery systems and technologies for metabolic and immunological diseases. HDS operates in the development, manufacture and distribution of in-vitro medical diagnostic devices (RDTs) administered at the point of care level.

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

Impairment of Long-Lived Assets. Management reviews for impairment whenever events or changes in circumstances indicate that the carrying amount of property and equipment may not be recoverable under the provisions of accounting for the impairment of long-lived assets. If it is determined that an impairment loss has occurred based upon expected future cash flows, the loss is recognized in the Statement of Operations. Pursuant to the acquisition of HDS at the time of closing on January 18, 2017, the Company recorded $14,335,822 of goodwill, and as of April 30, 2017, the Company fully impaired the goodwill.

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

Derivative liabilities.  FASB ASC 815, Derivatives and Hedging, requires all derivatives to be recorded on the balance sheet at fair value for fiscal years beginning after December 15, 2008.  As a result, certain derivative warrant liabilities are now separately valued as of August 1, 2009 and accounted for on our balance sheet, with any changes in fair value recorded in earnings.  For our balance sheets as of July 31, 2015 and April 30, 2017, we used the binomial lattice model to estimate the fair value of these derivative liabilities. Key assumptions of the binomial lattice option-pricing model include the market price of our stock, the exercise price of the warrants, applicable volatility rates, risk-free interest rates, expected dividends and the instrument’s remaining term.  These assumptions require significant management judgment.  In addition, changes in any of these variables during a period can result in material changes in the fair value (and resultant gains or losses) of this derivative instrument.

Results of Operations

Three months ended April 30, 2017 compared to three months ended April 30, 2016

We had a net loss for the quarter ended April 30, 2017 in the amount of $51,259,195 versus net income of $918,361 in the corresponding quarter of the prior fiscal year. The increase in net loss year’s fiscal quarter was primarily attributable to a write-off of goodwill of $51,681,177 derived from the HDS acquisition. Our operating loss for the quarter ended April 30, 2017 increased to $534,008 compared to $144,298 in the same fiscal quarter of fiscal 2016.  The increase in operating loss resulted from an increase in general and administrative expenses (to $346,222 from $73,270 and research and development costs to $187,786 from $71,028. We did not have revenue in either of the quarters ended April 30, 2017 or 2016.

Our interest expense in the third quarter of fiscal 2017 was $186,463 compared to the previous year’s fiscal quarter at $106,855. Change in fair value of derivative liabilities contributed a gain of $1,034,991 in the third quarter of fiscal 2017 compared to a gain of $1,169,514 in the third quarter of fiscal 2016.

Nine months ended April 30, 2017 compared to nine months ended April 30, 2016

We had a net loss for the nine months ended April 30, 2017 of $66,454,861 versus a net loss of $860,293 in the corresponding nine months of the prior fiscal year. The loss in this year’s fiscal nine months was caused primarily by a write-off of goodwill of $66,016,999 derived from the HDS acquisition, and a $709,917 gain in the change in fair value of derivative liabilities in addition to our operating expenses of $852,553. The operating loss in the corresponding nine months of the prior year was due primarily to operating expenses of $1,619,408.

Our operating loss for the nine months ended April 30, 2017 decreased to $852,553 compared to $1,619,408 in the same fiscal period of 2016. The decrease in operating loss resulted primarily from a suspension of most of our operations due to lack of funds, from a decrease in research and development expenses (to $263,426 from $316,226) and a decrease in general and administrative expenses (to $589,127 from $1,303,182). We did not have revenue in either of the nine-month periods ended April 30, 2017 or 2016.

The decrease in research and development expenses in the nine months ended April 30, 2017 versus the comparative nine months in the previous fiscal year is primarily due to our current efforts to reduce expenditures to conserve cash with limited research and development costs attributed to the acquisition of HDS in the amount of $20,473.

Our interest expense in the first nine months of fiscal 2017 was $429,971 compared to the previous year’s fiscal nine months at $306,765. Change in fair value of derivative liabilities contributed a gain of $709,917 in the first nine months of fiscal 2017 compared to a gain of $1,065,880 in the first nine months of fiscal 2016.

The net operating losses attributed to HDS or the period between January 18, 2017 and April 30, 2017 amount to $274,990, primarily from general and administrative expenses of $181,210 and research, development costs of $181,259 and interest income of $87,478/.

Financial Condition, Liquidity and Resources

Sources of Liquidity

To date we have financed our development stage activities primarily through private placements of our common stock and securities convertible into our common stock. HDS financed its development stage activities primarily from capital contributions and loans from its previous primary owner.

As of April 30, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months. We have been required to lay-off all of our employees in our historical operations, and our officers ceased receiving compensation as of October, 2015. Therefore, we will require additional funds to support our working capital requirements and any development or other activities. HDS will require additional funds to support its working capital requirements and any development or other activities, or will need to curtail its research and development and other planned activities or suspend operations.  HDS will no longer be able to rely on its former primary owner for necessary financing. Going forward, HDS will rely on Generex financing activities to fund HDS operations, development and other activities.

While we have financed our development stage activities to date primarily through private placements of our common stock and securities convertible into our common stock we did not receive any funds from these activities, or from exercise of outstanding warrants during the nine-month period ended April 30, 2017. Subsequent to April 30, 2017, we eliminated through amendment, exercise and conversion of all of our outstanding common stock purchase warrants and the outstanding shares of our Series G 9% Convertible Preferred Stock. All of the warrants were exercised on a “cashless” basis. This will result in the elimination of a significant derivative liability on our balance sheet for periods after February 9, 2017. Because the warrants were issued on a cashless basis, however, we received no funds from the exercise of the warrants.

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

Equity Financings

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,855. The purchase price of the Note was $562,379 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement. The remaining $112,476 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay a $500,000 deposit to Emmaus Life Sciences, Inc. (“Emmaus”) pursuant to our Letter of intent with Emmaus, as amended. The Note included a provision stating that if we failed to timely consummate the transaction with Emmaus pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, we received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent.

On February 9, 2017, Generex entered into a Right to Shares Agreement with the holder of the Preferred Shares pursuant to which that holder agreed convert 100% of those preferred shares into an aggregate of 33,939 shares of Generex common stock based on the February 6, 2017 VWAP. The Company initially will deliver 1,000 shares pursuant to The Right to Shares Agreement Those remaining shares 32,939 shares of the Company’s common stock, together with the Warrant shares issuable to that holder, will be delivered to that holder from time to time based on draw down notices submitted to the Company by that holder. Under the Right to Shares Agreement, the may not request issuance of shares holder, to the extent that after giving effect to such issuance after exercise, the holder (together with the holder’s Affiliates, and any other Persons acting as a group together with the holder or any of the holder’s Affiliates), would beneficially own in excess of the Beneficial Ownership Limitation. The Beneficial Ownership Limitation is initially 4.99%. From and after sixty-one (61) days after the date of the Right to Shares Agreement, the Beneficial Ownership Limitation shall be increased from 4.99% to 9.99%.

On March 28, 2017, the Company entered into a securities purchase agreement with an investor (“Purchaser”) pursuant to which the Company agreed to sell an aggregate of 109,000 shares of its newly designated non-voting Series H Convertible Preferred Stock (“Series H Preferred Stock”) and 6,000 shares of its newly designated Series I Convertible Preferred Stock (“Series I Preferred Stock”).

The Series H Preferred Stock was scheduled to be sold in four tranches to the Purchaser. At closing of the first tranche, the Company issued 3,000 shares of Series H Preferred Stock for a purchase price of $3,000,000. The proceeds of this sale were paid directly on the Company’s behalf to Emmaus an additional deposit under the Company’s letter of intent with Emmaus.

On April 17, 2017, the Purchaser failed to close the sale of Series I Preferred Stock despite the Company being ready, willing and able to proceed. Under the Securities Purchase Agreement, in the event the Purchaser fails to purchase 100% of the shares of Preferred Stock, the Company can declined to sell any further securities to the Purchaser. On April 23, 2017 the Company notified the Purchaser in writing that its rights to purchase additional shares were forfeit.

On April 27, 2017, the Company retired $658,622 of advances made by Joseph Moscato (President & CEO) and Lawrence Salvo (Senior Vice President) ($325,820 and $332,803, respectfully) The Company applied the 20% original issue discount, the same as original issue discount negotiated at arm’s length with Alpha Capital Anstalt (“Alpha”) in respect of the promissory note issued by the Company to Alpha on March 6, 2017. The 20% original issue discount Moscato and Salva were 80% of the debt recognized and converted into Series I Preferred Stock providing 391 shares of Series I Convertible Preferred Stock to Moscato to retire indebtedness of $390,984; and 399 shares of Series I Convertible Preferred Stock to Salvo to retire indebtedness of $399,363.

Cash Flows for the nine months ended April 30, 2017

For the nine months ended April 30, 2017, we used $528,195 in cash to fund our operating activities. The use for operating activities included a net loss of $64,446,265, changes to working capital including the impairment of goodwill of $14,335,822, a change in fair value of contingent purchase consideration of $49,537,836, an increase of $592,625 related to accounts payable and accrued expenses, offset by an increase related to other current assets of $88,416, a loss on disposal of property and equipment, a gain in the change in fair value of derivative liabilities of $709,917 and $148,469 for amortization of debt discount.

On January 16, 2017, Moscato and Salvo made an unsecure advances to the Company including $500,000, which the Company paid to Emmaus Life Sciences, Inc. pursuant to the Emmaus LOI; and on March 6, 2017, the Company received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018; and on March 6, 2017, the Company received $3,000,000 from the proceeds from a convertible debt, $4,000,000 in the aggregate in Deposit on Investment.

Otherwise, we had no cash provided by financing activities in the nine months ended April 30, 2017.

Our net working capital deficiency at April 30, 2017 increased to $19.9 million from $9 million at July 31, 2016.

Conversion of Outstanding Series A, Series B, Series C, Series D, Series E, Series F and Series G 9% Convertible Preferred Stock

As of April 30, 2017, all of the 2,575 shares of our Series A 9% Convertible Preferred Stock had been converted into shares of our common stock. A total of 17,1677 shares of common stock have been issued upon the conversion of 2,575 shares of Series A convertible preferred stock. Upon conversion, we paid the holders of the Series A convertible preferred stock a “make whole” payment equal to $270 per $1,000 of stated value of the Series A convertible preferred stock, less the amount of all prior quarterly dividends paid on such converted preferred stock before the relevant conversion date. We issued 630 additional shares of common stock on such conversions of the Series A convertible preferred stock as “make-whole payments”.

As of April 30, 2017, all of the 2,000 shares of our Series B 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 38,521 shares of common stock upon the conversion of the Series B convertible preferred stock and an additional 14,820 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2017, all of the 750 shares of our Series C 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 22,917 shares of common stock upon the conversion of the Series C convertible preferred stock and an additional 6,65 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2017, all of the 750 shares of our Series D 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 25,000 shares of common stock upon the conversion of the Series D convertible preferred stock and an additional 7,825 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2017, all of the 2,025 shares of our Series E 9% Convertible Preferred Stock had been converted into shares of our common stock. We issued 68,333 shares of common stock upon the conversion of the Series E convertible preferred stock and an additional 19,035 shares of common stock were issued as “make-whole payments” on such conversions.

As of April 30, 2017, 2,075 shares of the Series F 9% Convertible Preferred Stock had been converted to common stock. We issued 97,108,331 shares of common stock upon conversion of the Series F convertible preferred stock and 40,769,172 shares of common stock issued as “make-whole payments” on such conversions.

As of April 30, 2017, 150 shares of the Series G 9% Convertible Preferred Stock had been converted to common stock. We issued 10,000 shares of common stock upon conversion of the Series G convertible preferred stock and 4,688 shares of common stock issued as “make-whole payments” on such conversions.

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

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,855. The purchase price of the Note was $562,379 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement with the investor. The remaining $112,476 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay the initial deposit to Emmaus pursuant to our Letter of Intent, as described below. If the Note is not converted, we will be obliged to pay the $674,855 in cash in March, 6 2018. The Note included a provision stating that if we failed to timely consummate the transaction with Emmaus pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, we received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent.

Stephen Berkman (“Berkman”), who holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of April 30, 2017, Berkman held $13,549,241 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrues interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Certain Related Party Transactions

On January 16, 2017, Joseph Moscato, the Company’s Chief Executive Officer and director, and Lawrence Salvo, the Company’s Senior Vice President and director, advanced the Company $500,000, which the Company paid to Emmaus Life Sciences, Inc. pursuant to our Letter of Intent with Emmaus. In addition to the Emmaus payment, during the nine-month period ended April 30, 2017, Mr. Moscato and Mr. Salvo advanced to Generex an aggregate of $131,725 for legal and accounting and other expenses incurred in the acquisition of HDS, preparing and filing SEC reports, paying our transfer agent and other expenses. On April 27, 2017, the Company retired these in exchange for Series I Convertible Preferred Stock after applying a 20% original issue discount, the same as original issue discount negotiated at arm’s length with Alpha on March 6, 2017. The 20% original issue discount provided Moscato and Salva of ($65,164 and $66,56, respectfully) was 80% of the debt recognized and converted into Series I Preferred Stock providing 391 shares of Series I Convertible Preferred Stock to Moscato to retire indebtedness of $390,984; and 399 shares of Series I Convertible Preferred Stock to Salvo to retire indebtedness of $399,363.

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

On January 25, 2017, Dr. Yutaka Niihara, MD, MPH, Chairman and CEO of Emmaus joined Generex’s Board of Directors as executive Chairman.

Berkman holds a 49% ownership interest in HDS, has continued to provide additional advances and unsecured loans to HDS, and we expect that Berkman will do so until such time that the Company completes additional financing. As of April 30, 2017, Berkman held $13,549,241 in unsecured loans against HDS. The loan matures on December 31, 2019 and accrued interest for the 2016 calendar year at 0.75% per annum, which was increased from 0.21% for the 2015 calendar year.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Prior to the filing of this Quarterly Report on Form 10-Q, an evaluation was performed under the supervision of and with the participation of Generex’s management, including the President and Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on the evaluation, the CEO and CFO have concluded that, as of April 30, 2017, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to the Company’s management, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended April 30, 2017, there were no changes in Generex’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, Generex’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

See Note 8 – Commitments and Contingencies (Pending Litigation) of the Notes to the Consolidated Financial Statements set forth under Item 1 of Part I of this Quarterly Report for a description of legal proceedings in which we are currently involved.

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

As of April 30, 2017, our current cash position is not sufficient to meet our working capital needs for the next twelve months and we have substantially suspended operations. To re-commence operations, we will require additional funds to support our working capital requirements and any expansion or other activities, or will need to cease operations completely. Management is seeking various alternatives to ensure that we can meet some of our operating cash flow requirements through financing activities, such as private placement of our common stock, preferred stock offerings and offerings of debt and convertible debt instruments as well as through merger or acquisition opportunities. In addition, management is actively seeking strategic alternatives, including strategic investments and divestitures. Management has sold non-essential real estate assets which were classified as Assets Held for Investment to augment its cash position.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $442,159,233 at April 30, 2017. Our losses have resulted principally from costs incurred in research and development, including clinical trials, and from general and administrative costs associated with our operations. While we seek to attain profitability, we cannot be sure that we will ever achieve product and other revenue sufficient for us to attain this objective.

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

To date, we have not been profitable and our accumulated net loss available to shareholders was $442,159,233 at April 30, 2017, and our consolidated balance sheet reflected a stockholders’ deficiency of $2,703,293 at that date. We received a report from our independent auditors for the year ended July 31, 2016 that included an explanatory paragraph describing an uncertainty as to Generex’s ability to continue as a going concern. We must secure financing to continue our operations.

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

In the past we have raised significant funds from the issuance of convertible preferred stock and common stock purchase warrants. These securities had conversion and exercise had price protection provisions, which decreased the exercise price of the warrant and conversion price of the preferred stock, and increased the number of shares which would be issued upon exercise of the warrants or conversion of the preferred stock. This feature severely diluted the prior holders of common stock. All of the convertible preferred stock and warrants outstanding as of April 30, 2017 were exercised or converted in February, 2017, and therefore all dilution attributable to these securities has occurred.

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

Issuer Purchases of Equity Securities

Neither Generex nor any affiliated purchaser (as defined in Section 240.10 b-18(a)(3) of the Exchange Act) purchased any of its equity securities during the fiscal quarter ended April 30, 2017.

Item 3. Defaults Upon Senior Securities.

On March 6, 2017 we received $500,000 in net proceeds from the sale of our Convertible Note Due March 6, 2018 (“Note”) in the principal amount of $674,855. The purchase price of the Note was $562,379 comprised of $500,000 in cash, the cancellation of a $50,000 demand Note the Company had issued to the investor in May, 2016, $3,879.13 in accrued interest on the prior note and $8,500 in legal fees for the investor’s counsel, which the Company was obligated to pay pursuant to the Securities Purchase Agreement with the investor. The remaining $112,476 of principal amount represents original issue discount. The entire net proceeds of this Note were used to pay the initial deposit to Emmaus pursuant to our Letter of Intent, as described below. If the Note is not converted, we will be obliged to pay the $674,855 in cash in March, 6 2018. The Note included a provision stating that if we failed to timely consummate the transaction with Emmaus pursuant to the Letter of Intent, the Note would become immediately due and payable, On May 30, 2017, we received notice from the investor’s counsel declaring the Note due and payable due to the termination of the Letter of Intent.None.

Item 5. Other Information.

Reference is made to the disclosure set forth under Part II, Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds under the caption Unregistered Sales of Equity Securities in this Quarterly Report on Form 10-Q, which is incorporated by reference herein.

Item 6. Exhibits.

Exhibits are incorporated herein by reference or are filed with this quarterly report as set forth in the Exhibit Index beginning on page 46 hereof.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENEREX BIOTECHNOLOGY CORPORATION
(Registrant)

Date: June 15, 2017	By:	/s/ Joseph Moscato
Joseph Moscato
President and Chief Executive Officer

Date: June 15, 2017	By:	/s/ Mark Corrao
Mark Corrao
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Exhibit (1)

1	Amendment dated as of April 7, 2010 to Placement Agent Agreement Placement Agency Agreement, dated June 8, 2009, by and between Generex Biotechnology Corporation and Midtown Partners & Co., LLC and amendments dated August 5, August 18, and September 11, 2009 (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 8, 2010)

2	Agreement and Plan of Merger among Generex Biotechnology Corporation, Antigen Express, Inc. and AGEXP Acquisition Inc. (incorporated by reference to Exhibit 2.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 15, 2003)

3(i)(a)	Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Post-Effective Amendment No. 1 to the Registration Statement on Form S-8 filed on October 26, 2009)

3(i)(b)	Certificate of Designation of Preferences, Rights and Limitations of Series A 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

3(i)(c)	Certificate of Designation of Preferences, Rights and Limitations of Series B 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on February 1, 2012)

3(i)(d)	Certificate of Designation of Preferences, Rights and Limitations of Series C 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

3(i)(e)	Certificate of Designation of Preferences, Rights and Limitations of Series D 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on December 11, 2012)

3(i)(f)	Certificate of Amendment to Restated Certificate of Incorporation of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3(i)(f) to Generex Biotechnology Corporation’s Current Report on Registration Statement on Form S-1 (File No. 333-187656) filed on April 1, 2013)

3(i)(g)	Certificate of Designation of Preferences, Rights and Limitations of Series E 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 17, 2013)

3(i)(h)	Certificate of Designation of Preferences, Rights and Limitations of Series F 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on March 28, 2014)

3(i)(i)	Certificate of Designation of Preferences, Rights and Limitations of Series G 9% Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to Generex Biotechnology Corporation’s Current Report on form 8-K filed on June 25, 2015)

3(ii)	Amended and Restated By-Laws of Generex Biotechnology Corporation (incorporated by reference to Exhibit 3.2(ii) to Generex Biotechnology Corporation’s Report on Form 8-K filed December 5, 2007)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Registration Statement on Form S-1 (File No. 333-82667) filed on July 12, 1999)

4.2.1	Form of Securities Purchase Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.2	Form of Registration Rights Agreement entered into with Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.2.3	Form of Warrant granted to Cranshire Capital, L.P.; Gryphon Partners, L.P.; Langley Partners, L.P.; Lakeshore Capital, Ltd.; LH Financial; Omicron Capital; Photon Fund, Ltd.; Howard Todd Horberg and Vertical Ventures, LLC dated May 29, 2003 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 10-Q/A for the quarter ended October 31, 2003 filed on August 13, 2003)

4.3	Form of replacement Warrant issued to warrant holders exercising at reduced exercise price in May and June 2003 (incorporated by reference to Exhibit 4.13.7 to Generex Biotechnology Corporation’s Report on Form 10-K for the period ended July 31, 2003 filed on October 29, 2003)

4.4.1	Securities Purchase Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.2	Registration Rights Agreement, dated December 19, 2003, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.3	Form of Warrant issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.4.4	Form of Additional Investment Right issued in connection with Exhibit 4.4.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K/A filed on March 24, 2004)

4.5.1	Securities Purchase Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.2	Registration Rights Agreement, dated January 7, 2004, by and between Generex Biotechnology Corporation and ICN Capital Limited (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.3	Warrant issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.5.4	Additional Investment Right issued in connection with Exhibit 4.5.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.1	Securities Purchase Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.2	Registration Rights Agreement, dated January 9, 2004, by and between Generex Biotechnology Corporation and Vertical Ventures, LLC (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.3	Warrant issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.6.4	Additional Investment Right issued in connection with Exhibit 4.6.1 (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.1	Securities Purchase Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.2	Registration Rights Agreement, dated February 6, 2004, by and between Generex Biotechnology Corporation and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.10 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.3	Warrant issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.11 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.4	Additional Investment Right issued in connection with Exhibit 4.7.1 (incorporated by reference to Exhibit 4.12 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.7.5	Escrow Agreement, dated February 26, 2004, by and among Generex Biotechnology Corporation, Eckert Seamans Cherin & Mellott, LLC and Alexandra Global Master Fund, Ltd. (incorporated by reference to Exhibit 4.13 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.1	Securities Purchase Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.14 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.2	Registration Rights Agreement, dated February 11, 2004, by and between Generex Biotechnology Corporation and Michael Sourlis (incorporated by reference to Exhibit 4.15 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.8.3	Additional Investment Right issued in connection with Exhibit 4.8.1 (incorporated by reference to Exhibit 4.17 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.1	Securities Purchase Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.18 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.2	Registration Rights Agreement, dated February 13, 2004, by and between Generex Biotechnology Corporation and Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.19 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.3	Warrant issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.9.4	Additional Investment Right issued in connection with Exhibit 4.9.1 (incorporated by reference to Exhibit 4.21 Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2004)

4.10.1	Securities Purchase Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.2	Registration Rights Agreement, dated June 23, 2004, by and among Generex Biotechnology Corporation and the investors (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.3	Form of Warrant issued in connection with Exhibit 4.10.1 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.10.4	Form of Additional Investment Right issued in connection Exhibit 4.10.1 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on July 14, 2004)

4.11.1	Securities Purchase Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.2	Form of 6% Secured Convertible Debenture issued in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.3	Registration Rights Agreement, dated November 10, 2004, by and among Generex Biotechnology Corporation and the investors named therein (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.11.4	Form of Voting Agreement entered into in connection with Exhibit 4.11.1 (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on November 12, 2004)

4.12	Warrant issued to The Aethena Group, LLC on April 28, 2005 (incorporated by reference to Exhibit 4.20 to Generex Biotechnology Corporation’s Quarterly Report on Form 10-Q filed on June 14, 2005)

4.13.1	Amendment No. 4 to Securities Purchase Agreement and Registration Rights Agreement entered into by and between Generex Biotechnology Corporation and the Purchasers listed on the signature pages thereto on January 19, 2006 (incorporated by reference herein to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.13.2	Form of Additional AIRs issued in connection with Exhibit 4.13.1 (incorporated by reference herein to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2006)

4.14	Form of Warrant issued by Generex Biotechnology Corporation on January 23, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 24, 2006)

4.15.1	Agreement to Amend Warrants between Generex Biotechnology Corporation and Cranshire Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.2	Agreement to Amend Warrants between Generex Biotechnology Corporation and Omicron Master Trust dated February 27, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.3	Agreement to Amend Warrants between Generex Biotechnology Corporation and Iroquois Capital L.P. dated February 27, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.4	Agreement to Amend Warrants between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 27, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 28, 2006).

4.15.5	Form of Warrant issued by Generex Biotechnology Corporation on February 27, 2006 (incorporated by reference to Exhibit 4.26 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.1	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Cranshire Capital, L.P. dated February 28, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.2	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Omicron Master Trust dated February 28, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.3	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Iroquois Capital LP dated February 28, 2006 (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.4	Agreement to Amend Additional Investment Right between Generex Biotechnology Corporation and Smithfield Fiduciary LLC dated February 28, 2006 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 1, 2006).

4.16.5	Form of Additional AIR Debenture issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.31 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.16.6	Form of Additional AIR Warrant issued by Generex Biotechnology Corporation on February 28, 2006 (incorporated by reference to Exhibit 4.32 to Generex Biotechnology Corporation’s Report on Form 10-K filed on October 16, 2006)

4.17.1	Form of Agreement to Amend Warrants between Generex Biotechnology Corporation and the Investors dated March 6, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006).

4.17.2	Form of Warrant issued by Generex Biotechnology Corporation on March 6, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 7, 2006)

4.18	Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to Zapfe Holdings, Inc. (incorporated by reference to Exhibit 4.33 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006)

4.19	Form of Warrant issued by Generex Biotechnology Corporation on April 17, 2006 to certain employees (incorporated by reference to Exhibit 4.34 to Generex Biotechnology Corporation’s Report on Form 10-Q filed on June 14, 2006).

4.20.1	Securities Purchase Agreement entered into by and between Generex Biotechnology Corporation and four Investors on June 1, 2006 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.20.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.1	Form of Amendment to Outstanding Warrants (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.21.2	Form of Warrant issued by Generex Biotechnology Corporation on June 1, 2006 in connection with Exhibit 4.39 (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 2, 2006)

4.22.1	Securities Purchase Agreement, dated as of March 31, 2008 among the Registrant and each of the purchasers named therein (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.2	Form of 8% Secured Convertible Note, as amended (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Registration Statement (333-150562) on Form S-3 filed on October 31, 2008)

4.22.3	Form of Series A Warrant, as amended (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.4	Form of Series A-1 Warrant, as amended (incorporated by reference to Exhibit 4.4 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.5	Form of Series B Warrant, as amended (incorporated by reference to Exhibit 4.5 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.6	Form of Series C Warrant, as amended (incorporated by reference to Exhibit 4.6 to Generex Biotechnology Corporation’s Registration Statement on Form S-3 (333-150562) filed on October 31, 2008)

4.22.7	Registration Rights Agreement, dated March 31, 2008, among Registrant and each of the purchasers under Securities Purchase Agreement (incorporated by reference to Exhibit 4.7 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.8	Security Agreement (incorporated by reference to Exhibit 4.8 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.22.9	Form of Guaranty (incorporated by reference to Exhibit 4.9 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 2, 2008)

4.23.1	Form of Securities Purchase Agreement, dated May 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 1.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on May 18, 2009)

4.24.1	Form of Securities Purchase Agreement, dated June 15, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.2	Form of Warrant issued in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.24.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.24.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 16, 2009)

4.25.1	Form of Securities Purchase Agreement, dated August 6, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.2	Form of Warrant issued in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.25.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.25.1 (incorporated by reference to Exhibit 4.28 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 6, 2009)

4.26.1	Form of Securities Purchase Agreement, dated September 11, 2009, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.2	Form of Warrant issued in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.26.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with Exhibit 4.26.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on September 15, 2009)

4.27.1	Common Stock Purchase Agreement dated April 7, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.27.2	First Amendment to Common Stock Purchase Agreement dated April 28, 2010 by and between Generex Biotechnology Corporation and Seaside 88, LP. (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 29, 2010)

4.27.3	Form of Warrant issued to Midtown Partners & Co., LLC in connection with the Placement Agency Agreement and in connection with Exhibit 4.27.1 hereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on April 8, 2010)

4.28.1	Form of Securities Purchase Agreement, dated January 24, 2011, entered into between Generex Biotechnology Corporation and each investor in the offering (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011)

4.28.2	Form of Warrant issued in connection with Exhibit 4.28.1 (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 25, 2011.

4.28.3	Amendment to Purchase Agreement dated March 25, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 30, 2011).

4.28.4	Second Amendment to Purchase Agreement dated April 13, 2011 (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on April 14, 2011).

4.29.1	Form of Securities Purchase Agreement, dated July 8, 2011, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.29.2	Form of Common Stock Warrant issued in connection with Exhibit 4.29.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on July 11, 2011).

4.30.1	Form of Securities Purchase Agreement, dated January 31, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on February 1, 2012).

4.30.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012).

4.30.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on February 1, 2012)

4.31.1	Form of Securities Purchase Agreement, dated August 8, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on August 8, 2012).

4.31.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012).

4.31.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on August 8, 2012)

4.32.1	Form of Securities Purchase Agreement, dated December 10, 2012, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on December 11, 2012).

4.32.2	Form of Common Stock Warrant issued in connection with Exhibit 4.30.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 11, 2012).

4.32.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on December 10, 2012)

4.33.1	Form of Securities Purchase Agreement, dated June 17, 2013, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 17, 2013).

4.33.2	Form of Common Stock Warrant issued in connection with Exhibit 4.33.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013).

4.33.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 17, 2013)

4.34.1	Form of Securities Purchase Agreement, dated January 14, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on January 14, 2014).

4.34.2	Form of Common Stock Warrant issued in connection with Exhibit 4.34.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 14, 2014).

4.35.1	Form of Securities Purchase Agreement, dated March 27, 2014, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on March 28, 2014).

4.35.2	Form of Common Stock Warrant issued in connection with Exhibit 4.35.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014).

4.35.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on March 28, 2014)

4.36.1	Form of Securities Purchase Agreement, dated June 24, 2015, by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.1 to Generex Biotechnology Corporation’s Current Report on Form 8-K filed on June 25, 2015).

4.36.2	Form of Common Stock Warrant issued in connection with Exhibit 4.36.1 (incorporated by reference to Exhibit 4.2 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015).

4.36.3	Form of Registration Rights Agreement by and among Generex Biotechnology Corporation and the purchaser(s) listed on the signature pages thereto (incorporated by reference to Exhibit 4.3 to Generex Biotechnology Corporation’s Report on Form 8-K filed on June 25, 2015)

10.37.1	Form of Acquisition Agreement by and among Generex Biotechnology Corporation and Hema Diagnostic Systems, LLC and other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017)

10.38.1	Form of Letter of Intent Acquisition Agreement by and among Generex Biotechnology Corporation and Emmaus Life Sciences, Inc., the acquire thereto (incorporated by reference to Exhibit 10.1 to Generex Biotechnology Corporation’s Report on Form 8-K filed on January 20, 2017.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) In the case of incorporation by reference to documents filed by the Registrant under the Exchange Act, the Registrant’s file number under the Exchange Act is 000-25169.

46